Form 10-Q
period 2014-06-30
Arista Networks, Inc.
filed 2014-08-08
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 001-36468
____________________________
ARISTA NETWORKS, INC.
(Exact name of registrant as specified in its charter)
____________________________

Delaware	20-1751121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
5453 Great America Parkway
Santa Clara, California 95054
(Address of principal executive offices)
(408) 547-5500
(Registrant’s telephone number, including area code)
 ________________ ___________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of August 1, 2014 was 64,403,957.

ARISTA NETWORKS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ARISTA NETWORKS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value)

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$397,198	$113,664
Accounts receivable, net of allowances of $2,521 and $2,339 as of June 30, 2014 and December 31, 2013	67,946	77,999
Inventories	71,068	73,360
Deferred tax assets	8,696	12,356
Prepaid expenses and other current assets	9,768	4,144
Notes receivable	8,000	4,000
Total current assets	562,676	285,523
Property and equipment, net	68,799	67,204
Restricted cash	—	4,040
Deposits and other assets	3,806	3,212
Deferred tax assets	7,497	4,541
TOTAL ASSETS	$642,778	$364,520
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,000	$14,741
Accrued liabilities	28,016	26,909
Deferred revenue	37,888	41,306
Convertible notes payable, related party	—	24,743
Accrued interest payable, related party	—	4,484
Convertible notes payable	—	74,050
Accrued interest payable	—	12,967
Other current liabilities	11,790	10,144
Total current liabilities	97,694	209,344
Income taxes payable	15,072	14,716
Lease financing obligations, non-current	43,108	43,152
Other long-term liabilities	25,718	19,576
TOTAL LIABILITIES	181,592	286,788
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100,000 shares authorized, no shares issued and outstanding as of June 30, 2014; no shares authorized, issued and outstanding as of December 31, 2013	—	—
Convertible preferred stock, $0.0001 par value— no shares and 24,000 shares authorized, issued and outstanding at June 30, 2014 and December 31, 2013; aggregate liquidation preference of $6,000 as of December 31, 2013 (none as of June 30, 2014)	—	5,992
Common stock, $0.0001 par value—1,000,000 and 176,000 shares authorized as of June 30, 2014 and December 31, 2013; 64,386 and 31,927 shares issued and outstanding as of June 30, 2014 and December 31, 2013	7	3
Additional paid-in capital	384,253	28,737
Retained earnings	76,911	42,964
Accumulated other comprehensive income	15	36
TOTAL STOCKHOLDERS’ EQUITY	461,186	77,732
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$642,778	$364,520
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue	$137,947	$83,485	$255,154	$144,833
Cost of revenue	44,567	29,584	80,460	48,804
Gross profit	93,380	53,901	174,694	96,029
Operating expenses:
Research and development	34,888	21,086	68,334	40,600
Sales and marketing	20,711	13,045	39,366	23,180
General and administrative	7,126	3,506	14,357	7,242
Total operating expenses	62,725	37,637	122,057	71,022
Income from operations	30,655	16,264	52,637	25,007
Other income (expense), net:
Interest expense—related party	(350)	(433)	(782)	(861)
Interest expense	(1,085)	(1,339)	(2,424)	(2,662)
Interest and other income (expense), net	2,472	(1)	1,708	(100)
Total other income (expense), net	1,037	(1,773)	(1,498)	(3,623)
Income before provision for income taxes	31,692	14,491	51,139	21,384
Provision for income taxes	10,074	4,240	17,192	4,522
Net income	$21,618	$10,251	$33,947	$16,862
Net income attributable to common stockholders:
Basic	$14,212	$4,948	$19,985	$8,063
Diluted	$14,851	$5,159	$21,121	$8,372

Net income per share attributable to common stockholders:
Basic	$0.37	$0.18	$0.59	$0.30
Diluted	$0.34	$0.18	$0.54	$0.29
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	38,491	26,926	33,834	26,607
Diluted	44,057	29,252	38,962	28,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$21,618	$10,251	$33,947	$16,862
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	12	(34)	(21)	(67)
Other comprehensive income (loss)	12	(34)	(21)	(67)
Comprehensive income	$21,630	$10,217	$33,926	$16,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—December 31, 2013	24,000	$5,992	31,927	$3	$28,737	$42,964	$36	$77,732
Net income	—	—	—	—	—	33,947	—	33,947
Other comprehensive loss, net of tax	—	—	—	—	—	—	(21)	(21)
Issuance of common stock from initial public offering, net of offering costs	—	—	6,037	1	238,723	—	—	238,724
Conversion of convertible preferred stock into common stock upon initial public offering	(24,000)	(5,992)	24,000	3	5,989	—	—	—
Conversion of notes payable and accrued interest into common stock upon initial public offering	—	—	1,543	—	66,338	—	—	66,338
Conversion of notes payable and accrued interest, related party, into common stock upon initial public offering	—	—	701	—	30,153	—	—	30,153
Tax benefit for equity incentive plans	—	—	—	—	454	—	—	454
Stock-based compensation	—	—	—	—	11,487	—	—	11,487
Vesting of stock options and restricted stock	—	—	—	—	1,940	—	—	1,940
Exercise of stock options, net of repurchases	—	—	178	—	432	—	—	432
Balance—June 30, 2014	—	$—	64,386	$7	$384,253	$76,911	$15	$461,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,947	$16,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,713	1,484
Stock-based compensation	11,487	3,815
Deferred income taxes	703	(2,090)
Provision for bad debts	374	313
Unrealized gain on notes receivable	(4,000)	—
Amortization of debt discount	527	553
Write-off of debt discount on notes payable	680	—
Excess tax benefit on stock based-compensation	(459)	(213)
Changes in operating assets and liabilities:
Accounts receivable	9,678	(27,545)
Inventories	2,291	(12,651)
Prepaid expenses and other current assets	(5,621)	(1,914)
Deposits and other assets	(596)	118
Accounts payable	4,789	2,227
Accrued liabilities	626	7,951
Deferred revenue	2,779	14,816
Interest payable	(1,630)	2,232
Interest payable—related party	670	744
Income taxes payable	372	945
Other liabilities	2,616	1,101
Net cash provided by operating activities	63,946	8,748
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,579)	(12,212)
Change in restricted cash	4,040	—
Net cash used in investing activities	(4,539)	(12,212)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of issuance cost	241,862	—
Repayment on notes payable	(20,000)	—
Principal payments of lease financing obligations	(335)	—
Proceeds from issuance of common stock upon exercising options, net of repurchases	2,078	5,282
Excess tax benefit on stock-based compensation	459	213
Net cash provided by financing activities	224,064	5,495
Effect of exchange rate changes	63	(54)
NET INCREASE IN CASH AND CASH EQUIVALENTS	283,534	1,977
CASH AND CASH EQUIVALENTS—Beginning of period	113,664	88,655
CASH AND CASH EQUIVALENTS—End of period	$397,198	$90,632

	Six Months Ended June 30,
	2014	2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$18,433	$5,896
Cash paid for interest— lease financing obligation	$1,283	$—
Cash paid for interest— notes payable	$3,639	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Increase (decrease) in accounts payable and accrued liabilities related to property and equipment	$(2,261)	$317
Conversion of convertible preferred stock to common stock upon initial public offering	$5,992	$—
Conversion of notes payable and accrued interest to common stock upon initial public offering	$66,338	$—
Conversion of notes payable and accrued interest, related party, to common stock upon initial public offering	$30,153	$—
Unpaid deferred offering costs	$3,138	$—
Acquisition of building with financing obligation	$456	$17,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Overview and Basis of Presentation

Organization
Arista Networks, Inc. (together with our subsidiaries, “we,” “our” or “us”) is a supplier of cloud networking solutions that use software innovations to address the needs of large-scale Internet companies, cloud service providers and next-generation enterprise. Our cloud networking solutions consist of our Extensible Operating System, a set of network applications and our 10/40/100 Gigabit Ethernet switches. We were incorporated in October 2004 in the State of California under the name Arastra, Inc. In March 2008, we reincorporated in the State of Nevada and in October 2008 changed our name to Arista Networks, Inc. We reincorporated in the state of Delaware in March 2014. Our corporate headquarters are located in Santa Clara, California, and we have wholly-owned subsidiaries throughout the world, including North America, Europe, Asia and Australia.

Initial Public Offering
On June 6, 2014, we completed our initial public offering (the “IPO”) in which we sold 6,037,500 shares of our common stock at a public offering price of $43.00 per share, which included 787,500 shares of common stock issued pursuant to the exercise in full of the over-allotment option granted to the underwriters. The IPO resulted in proceeds of $238.7 million, net of underwriting discounts and commissions of $15.6 million and other estimated issuance costs of $5.3 million. In connection with the closing of the IPO, all of our outstanding convertible preferred stock automatically converted into 24,000,000 shares of common stock on a one-to-one basis.

Upon the closing of our IPO, all noteholders with the exception of one noteholder converted the principal and accrued interest amount outstanding under their subordinated convertible promissory notes into shares of our common stock at the IPO price of $43.00 per share. The noteholder, who did not elect to so convert, was paid a total of $23.6 million which included principal and accrued interest less applicable withholding taxes of $1.1 million. The remainder of the noteholders converted the remaining debt balance of approximately $96.5 million including principal and accrued interest into 2.2 million shares of our common stock.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (" U.S. GAAP") and following the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three and six months ended June 30, 2014, are not necessarily indicative of the results expected for the full fiscal year.

The condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.
The accompanying unaudited condensed consolidated financial statements include the accounts of Arista Networks, Inc. and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and related footnotes included in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), with the SEC on June 6, 2014 (the “Prospectus”).

There have been no material changes in our significant accounting policies from those that were disclosed in our audited consolidated financial statements for the year ended December 31, 2013 included in the Prospectus.

Use of Estimates

The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the unaudited condensed consolidated financial statements and accompanying notes. Those estimates and assumptions include, but are not limited to, revenue recognition and deferred revenue; determination of fair value for stock-based awards; accounting for income taxes, including the valuation allowance on deferred tax assets and reserves for uncertain tax positions; valuation of inventory; valuation of warranty accruals; and the recognition and measurement of contingent liabilities. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates, and those differences could be material to the unaudited condensed consolidated financial statements.

Business Concentrations
We work closely with third parties to manufacture and deliver our products. As of June 30, 2014 and December 31, 2013, two suppliers provided all of our electronic manufacturing services. Our products rely on key components, including certain integrated circuit components and power supplies some of which our contract manufacturers purchase on our behalf from a limited number of suppliers, including certain sole source providers. We do not have guaranteed supply contracts with any of our component suppliers, and our suppliers could delay shipments or cease manufacturing such products or selling them to us at any time. If we are unable to obtain a sufficient quantity of these components on commercially reasonable terms or in a timely manner, sales of our products could be delayed or halted entirely or we may be required to redesign our products. Quality or performance failures of our products or changes in our contractors’ or vendors’ financial or business condition could disrupt our ability to supply quality products to our customers. Any of these events could result in lost sales and damage to our end-customer relationships, which would adversely impact our business, financial condition and results of operations.

Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, accounts receivable and notes receivable. Our cash, cash equivalents and restricted cash are invested in high quality financial instruments with banks and financial institutions. Such deposits may be in excess of insured limits provided on such deposits.
Our accounts receivable are unsecured and represent amounts due to us based on contractual obligations of our customers. We mitigate credit risk in respect to accounts receivable by performing ongoing credit evaluations of our customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, the credit limits extended and review of the invoicing terms of the contract. We generally do not require our customers to provide collateral to support accounts receivable. We have recorded an allowance for doubtful accounts for those receivables that we have determined not to be collectible.

Our notes receivable are secured and represent amounts due to us from a private company. We mitigate credit risk in respect to the notes receivable by performing ongoing credit evaluations of the borrower to assess the probability of collecting all amounts due to us under the existing contractual terms.
We market and sell our products through both our direct sales force and our channel partners, including distributors, value-added resellers, system integrators and original equipment manufacturer (“OEM”) partners.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016. Early application is not permitted. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. We are currently reviewing the provisions of ASU 2014-09 and have not yet selected a transition method nor have we determined the effect of the standard on our consolidated financial statements.

2.    Fair Value Measurements

Our assets and liabilities which require fair value measurement consist of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, accounts payable and accrued liabilities. Cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities are stated at carrying amounts as reported in the consolidated financial statements, which approximates fair value due to their short term nature. Notes receivable are stated at fair value, as we have elected to fair value our notes receivable using the fair value option permitted to us.

Assets and liabilities recorded at fair value on a recurring basis in the accompanying unaudited condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of the inputs used to measure fair value instruments as follows:

Level I - Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level II - Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level III - Unobservable inputs that are supported by little or no market data for the related assets or liabilities and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

Our financial instruments consist of Level I and Level III assets. Level I assets include highly liquid money market funds that are included in cash and cash equivalents. Level III assets that are measured on a recurring basis consist solely of our notes receivable. We classified the notes receivable as Level III, as we used unobservable inputs to the valuation methodology that were significant to the fair value measurement, and the valuation required management judgment due to the absence of quoted market prices. We measure the fair value of the notes receivable based upon the probability-weighted present value of expected future investment returns, considering each of the possible future outcomes available to us. The significant unobservable inputs used in the fair value measurement of the convertible notes are the scenario probabilities and the discount rate estimated at the valuation date. Generally, increases (decreases) in the discount rate would result in a directionally opposite impact to the fair value measurement of the notes. Also, changes in the probability scenarios would have had varying impacts depending on the weighting of each specific scenario. More weighting towards a change in control or an equity financing by the investee would result in an increase in fair value of the notes receivable.
We measure and report our cash equivalents, restricted cash and notes receivable at fair value. The following table sets forth the fair value of our financial assets by level within the fair value hierarchy as noted above (in thousands):

	June 30, 2014
	Level I	Level II	Level III	Total
Financial Assets
Money market funds	$244,170	$—	$—	$244,170
Notes receivable(2)	—	—	8,000	8,000
Total financial assets	$244,170	$—	$8,000	$252,170

	December 31, 2013
	Level I	Level II	Level III	Total
Financial Assets
Money market funds	$47,036	$—	$—	$47,036
Money market funds – restricted cash(1)	4,040	—	—	4,040
Notes receivable(2)	—	—	4,000	4,000
Total financial assets	$51,076	$—	$4,000	$55,076

(1)Included in “Restricted cash” in the accompanying Condensed Consolidated Balance Sheets.

(2)Included in “Notes receivable” in the accompanying Condensed Consolidated Balance Sheets. We invested $5.0 million during 2012 in a private company (See “Note 4 – Notes Receivable”), and there were no changes in the fair value of the Level III assets during the year ended December 31, 2013. During the three and six months ended June 30, 2014, we increased the fair value of our Notes receivable by $4.0 million (See “Note 4 – Notes Receivable”). During the six months ended June 30, 2014 and the year ended December 31, 2013, we had no transfers between levels of the fair value hierarchy of its assets measured at fair value. On December 31, 2013, we received a principal payment of $1.0 million and related accrued interest.

3.    Balance Sheet Components

Accounts Receivable, net
Accounts receivable, net consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Accounts receivable	$70,467	$80,338
Allowance for doubtful accounts	(886)	(810)
Product sales return reserve	(1,635)	(1,529)
Accounts receivable, net	$67,946	$77,999

Inventories
Inventories consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$13,078	$18,286
Finished goods	57,990	55,074
Total inventories	$71,068	$73,360

As of June 30, 2014 and December 31, 2013, finished goods inventory included spare parts inventory of $8.3 million and $5.5 million, respectively.

Property and Equipment, net
    Property and equipment, net consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Equipment and machinery	$15,973	$13,733
Computer hardware and software	6,572	3,688
Furniture and fixtures	1,375	1,352
Leasehold improvements	19,212	19,407
Building	35,154	35,154
Construction-in-process	2,192	1,056
Property and equipment, gross	80,478	74,390
Less: accumulated depreciation	(11,679)	(7,186)
Property and equipment, net	$68,799	$67,204

Building consists of capitalized construction costs of our leased building in Santa Clara, California. Based on the terms of the lease agreement and due to our involvement in certain aspects of the construction, such as our financial involvement in structural elements of asset construction, making decisions related to tenant improvement costs and purchasing insurance not reimbursable by the buyer-lessor (the Landlord), we are deemed the owner of the building (for accounting purposes only) during the construction period. We maintain continued involvement in the property after construction was completed and lack transferability of the risks and rewards of ownership, primarily due to our required maintenance of a $4.0 million letter of credit. Due to our continuing involvement in the property post construction and lack of transferability of related risks and rewards of ownership to the Landlord after construction is complete, we account for the building as a financing obligation. See “Note 6-Commitments and Contingencies”. Accordingly, as of June 30, 2014 and December 31, 2013, we have recorded assets of $53.4 million and $53.3 million, respectively, representing the total costs of the building and improvements incurred, including the costs paid by the Landlord. The building was completed in 2013.
Depreciation expense was $2.4 million, $4.7 million, $0.8 million and $1.5 million for the three and six months ended June 30, 2014 and 2013, respectively.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Accrued payroll related costs	$13,276	$9,090
Accrued warranty costs	3,564	5,075
Accrued accounts payable	4,876	5,370
Accrued manufacturing costs	1,577	3,633
Other	4,723	3,741
Total accrued liabilities	$28,016	$26,909

Warranty Accrual

We offer a one-year warranty on all of our hardware products and a 90-day warranty against defects in the software embedded in the products. We accrue for potential warranty claims at the time of shipment as a component of cost of revenues based on historical experience and other relevant information. We accrue specifically identified reserves if and when we determine we have a systemic product failure. The accrued warranty liability is recorded in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.
The following table summarizes the activity related to our accrued liability for estimated future warranty costs (in thousands):

	Six Months Ended June 30,
	2014	2013
Warranty accrual, beginning of period	$5,075	$5,314
Liabilities accrued for warranties issued during the period	967	2,935
Warranty costs incurred during the period	(1,288)	(1,658)
Adjustments related to change in estimate	(1,190)	—
Warranty accrual, end of period	$3,564	$6,591
During the six months ended June 30, 2013, we identified specific products that were failing in the field prematurely at higher than expected rates due to various component issues. We determined that replacement of certain affected products was required and recorded specific warranty reserves of $0.3 million during the six months ended June 30, 2013. There were no specific warranty reserves recorded during the six months ended June 30, 2014.

Deferred Revenue
Deferred revenue consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Current portion of deferred revenue	$37,888	$41,306
Long-term portion of deferred revenue	23,795	17,598
Total deferred revenue	$61,683	$58,904
The long-term portion of deferred revenue is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

4.    Notes Receivable

In May and July 2012, we made loans in the aggregate of $1.0 million, under two convertible notes receivable to a private company. The interest rate on the notes receivable was 6.0% per annum. The notes are convertible into the private company’s preferred stock or any securities exchangeable for the private company’s preferred stock. All unpaid principal and accrued interest on the notes receivable was due and payable on the earlier of December 31, 2013, or upon default. The notes receivable may not be prepaid before the maturity date. The notes receivable were collateralized by the assets of the borrower. On December 31, 2013, we received a principal payment of $1.0 million and related accrued interest.
On December 31, 2012, we made an additional loan of $4.0 million to the same borrower. The terms of the notes receivable are the same as the amended May and July notes receivable, except that the maturity date is August 31, 2014.
In the event the borrower closes a Corporate Transaction after December 31, 2012, we will receive two times our outstanding principal balance as well as any unpaid accrued interest. A Corporate Transaction is defined as being a sale or lease of all assets, a consolidation or merger or other transaction in which 50% of the voting power is transferred. In the event the borrower completes a Qualified Financing, the outstanding principal and accrued interest on the notes receivable will automatically convert into shares of the borrower’s preferred stock. A Qualified Financing is defined as being a preferred stock financing in which the borrower receives $6.0 million or more in aggregate proceeds. The minimum number of preferred shares we would receive would be equal to the loan value divided by 80% of the lowest price per share the borrower received in the Qualified Financing. In addition, we were able to exchange the notes receivable at any time on or prior to June 30, 2014, if the borrower issued new debt securities on terms more favorable to other investors for debt securities similar to such new debt securities.
On July 30, 2014, the borrower signed a definitive agreement to close a Corporate Transaction through a merger based on the terms defined above. The transaction is expected to close in the fourth quarter of 2014, and we intend to extend the maturity date on August 31, 2014 of the notes receivable through the close date. As a result, we have increased the value of our convertible notes receivable by $4.0 million which represents two times our outstanding principal balance in accordance with terms noted above.
In conjunction with the notes receivable, we also entered into an Exclusivity and Supply Agreement (“Supply Agreement”) with the borrower. Under the terms of the Supply Agreement, the borrower has agreed to develop and produce certain products for us at mutually agreed on supply terms and with best in class pricing rights to us. In addition, any exclusive features developed between us and the borrower cannot be sold by the borrower to other customers for 24 months following the commercial availability of such production versions. The Supply Agreement does not have a maturity date. We determined that the fair value of the Supply Agreement on its inception was insignificant as the borrower is still in the development stage and there is no certainty that a commercial product will be developed.
We determined that we had a variable interest in the borrower through our notes receivable. However, we determined that we are not the primary beneficiary as we do not have the power to direct the borrower’s activities that most significantly affect the borrower’s economic performance. We also determined that our investment in the borrower is not an equity-method investment as the notes receivable have different risk and reward characteristics than those of the borrower’s common stock. We have elected the fair value option method of accounting for our notes receivable. We believe the fair value of the notes receivable is $8.0 million and $4.0 million as of June 30, 2014 and December 31, 2013, respectively, which corresponds to the maximum exposure to loss as a result of our variable interest involvement with the borrower.

5.    Debt Obligations

Our debt obligations consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Convertible notes payable—related party	$—	$25,000
Convertible notes payable	—	75,000
Total	—	100,000
Less: Unamortized discount on notes payable	—	1,207
Less: Current portion	—	98,793
Total long-term portion of debt	$—	$—
In January 2011, we sold $55.0 million aggregate principal amount of subordinated convertible promissory notes (“Convertible Notes”) to outside investors and $25.0 million aggregate principal amount of Convertible Notes to two trusts that are related to two of our co-founders. The Convertible Notes were convertible into shares of our common stock upon a change of control, a qualified IPO, or immediately prior to when the notes are to be voluntarily prepaid. The proceeds received in the financing were used to repay the outstanding principal on the related party notes payable of $55.6 million and accrued interest of $25.9 million. The repayment of the related party notes payable and the issuance of the aggregate 25.0 million in Convertible Notes to the two trusts were determined to be a debt modification for accounting purposes; therefore, no gain or loss was recognized in our consolidated statements of income for the year ended December 31, 2011.
In conjunction with the Convertible Notes, we also issued 2.0 million shares of our common stock, which had an aggregate fair value of $3.0 million upon issuance. The aggregate net carrying value of the Convertible Notes on their issuance was $77.0 million ($80.0 million in Convertible Notes and $3.0 million in unamortized debt discount). The debt discount was amortized to interest expense over the term of the Convertible Notes under the effective interest method.
In June 2011, we sold an additional $20.0 million in Convertible Notes and also issued 500,000 shares of our common stock, which had an aggregate fair value of $1.2 million, to outside investors. The aggregate net carrying value of the Convertible Notes on issuance was $18.8 million ($20.0 million in Convertible Notes and $1.2 million in unamortized debt discount). The debt discount was amortized to interest expense over the term of the Convertible Notes under the effective interest method.

The interest rate on the Convertible Notes was 6.0% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days. All unpaid principal and accrued interest on the Convertible Notes were due and payable on the earlier of December 31, 2014 or upon the occurrence of an event of default, defined as: (i) failure to pay principal or interest when due; (ii) breaches of covenants; (iii) breaches of representations and warranties; (iv) failure to make other payment obligations resulting in the acceleration of maturity of indebtedness in excess of $10.0 million; (v) voluntary bankruptcy; (vi) involuntary bankruptcy; or (vii) certain adverse judgments. We could have voluntarily prepaid the Convertible Notes, in whole or in part, before the maturity date by giving each investor 10 days’ prior written notice. We were also required to prepay the Convertible Notes upon a change of control unless the investor elected to convert its Convertible Note immediately prior to the closing of such change of control.

Upon the closing of our IPO all noteholders with the exception of one noteholder converted the principal and accrued interest amount outstanding under their subordinated convertible promissory notes into shares of our common stock at the IPO price of $43.00 per share. The noteholder, who did not elect to so convert, was paid a total of $23.6 million which included principal and accrued interest less applicable withholding taxes of $1.1 million. The remainder of the noteholders converted the remaining debt balance of approximately $96.5 million including principal and accrued interest into 2.2 million shares of our common stock.

6.    Commitments and Contingencies

Operating Leases

We lease various operating spaces in North America, Europe, Asia and Australia under non-cancelable operating lease arrangements that expire on various dates through 2018. These arrangements require us to pay certain operating expenses, such as taxes, repairs, and insurance and contain renewal and escalation clauses. We recognize rent expense under these arrangements on a straight-line basis over the term of the lease.

As of December 31, 2013, the aggregate future minimum payments under non-cancelable operating leases consist of the following (in thousands):

Years Ending December 31,
2014	$825
2015	540
2016	507
2017	411
2018	161
Total minimum future lease payments	$2,444

Rent expense for all operating leases amounted to $0.7 million, $1.7 million, $0.9 million and $1.7 million for the three and six months ended June 30, 2014 and 2013, respectively.

Financing Obligation—Build-to-Suit Lease

In August 2012, we executed a lease for a building under construction in Santa Clara, California which will serve as our new headquarters. The lease term is 120 months and commenced in August 2013.
Based on the terms of the lease agreement and due to our involvement in certain aspects of the construction such as our financial involvement in structural elements of asset construction, making decisions related to tenant improvement costs and purchasing insurance not reimbursable by the buyer-lessor (the Landlord), we are deemed the owner of the building (for accounting purposes only) during the construction period. We maintained continued involvement in the property after construction was completed and lack transferability of the risks and rewards of ownership, primarily due to our required maintenance of a $4.0 million letter of credit. Due to our continuing involvement in the property post construction and lack of transferability of related risks and rewards of ownership to the Landlord after construction is complete, we account for the building and related improvements as a lease financing obligation.
Accordingly, as of June 30, 2014 and December 31, 2013, we have recorded assets of $53.4 million and $53.3 million, representing the total costs of the building and improvements incurred, including the costs paid by the lessor (the legal owner of the building) and additional improvement costs paid by us, and a corresponding financing obligation of $44.1 million and $44.0 million, respectively. As of June 30, 2014, $1.0 million and $43.1 million were recorded as short-term and long-term financing obligations, respectively. During the construction period, we continued to increase the asset and financing obligation as additional building and improvement costs were incurred until construction was completed.

As of December 31, 2013, the future minimum payments due under the lease financing obligation were as follows (in thousands):

Years Ending December 31,
2014	$4,991
2015	5,601
2016	5,769
2017	5,948
2018	6,128
Thereafter	31,059
Total payments	59,496
Less: interest and land lease expense	(38,962)
Total payments under facility financing obligations	20,534
Property reverting to landlord	23,436
Present value of obligation	43,970
Less current portion	(818)
Long-term portion of obligation	$43,152

Upon completion of construction in the third quarter of 2013, we evaluated the de-recognition of the asset and liability under the sale-leaseback accounting guidance. We concluded that we have forms of continued economic involvement in the facility, and therefore did not meet with the provisions for sale-leaseback accounting. Therefore, the lease is accounted for as a financing obligation and lease payments will be attributed to (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense (which is considered an operating lease and a component of cost of goods sold and operating expenses) representing an imputed cost to lease the underlying land of the building. In addition, the underlying building asset is depreciated over the building’s estimated useful life of 30 years. At the conclusion of the initial lease term, we will de-recognize both the net book values of the asset and the remaining financing obligation.

Purchase Commitments

Our products are manufactured, assembled and tested by third-party contract manufacturers in Asia who procure components and assemble products on our behalf based on our forecasts. These forecasts are based on estimates of future demand for our products, historical trend analysis provided by our sales and product marketing organizations and adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to these third-party contract manufacturers and vendors that may not be cancelable. As of June 30, 2014 and December 31, 2013, our contract manufacturer liability was $1.6 million and $1.8 million for non-cancelable purchase commitments issued to our vendors.
We have provided restricted deposits to our third-party contract manufacturers and vendors to secure our obligations to purchase inventory. We had $2.3 million in restricted deposits as of June 30, 2014 and December 31, 2013. Restricted deposits are classified in deposits and other non-current assets in our accompanying unaudited condensed consolidated balance sheets.

Guarantees

We have entered into agreements with some of our direct customers and channel partners that contain indemnification provisions relating to potential situations where claims could be alleged that our products infringe the intellectual property rights of a third party. We have at our option and expense the ability to repair any infringement, replace product with a non-infringing equivalent-in-function product or refund our customers the unamortized value of the product based on its estimated useful life. Other guarantees or indemnification agreements include guarantees of product and service performance and standby letters of credit for lease facilities and corporate credit cards. We have not recorded a liability related to these indemnification and guarantee provisions and our guarantee and indemnification arrangements have not had any significant impact on our consolidated financial statements to date.

Legal Proceedings

OptumSoft, Inc. Matters

On April 4, 2014, OptumSoft filed a lawsuit against us in the Superior Court of California, Santa Clara County titled OptumSoft, Inc. v. Arista Networks, Inc., in which it asserts (i) ownership of certain components of our EOS network operating system pursuant to the terms of a 2004 agreement between the companies and (ii) breaches of certain confidentiality and use restrictions in that agreement. Under the terms of the 2004 agreement, OptumSoft provided us with a non-exclusive, irrevocable, royalty-free license to software delivered by OptumSoft comprising a software tool used to develop certain components of EOS and a runtime library that is incorporated into EOS. The 2004 agreement places certain restrictions on our use and disclosure of the OptumSoft software and gives OptumSoft ownership of improvements, modifications and corrections to, and derivative works of, the OptumSoft software that we develop.

In its lawsuit, OptumSoft has asked the Court to order us to (i) give OptumSoft copies of certain components of our software for evaluation by OptumSoft, (ii) cease all conduct constituting the alleged confidentiality and use restriction breaches, (iii) secure the return or deletion of OptumSoft’s alleged intellectual property provided to third parties, including our customers, (iv) assign ownership to OptumSoft of OptumSoft’s alleged intellectual property currently owned by us, and (v) pay OptumSoft’s alleged damages, attorney’s fees, and costs of the lawsuit. David Cheriton, one of our founders and a former member of our board of directors who resigned from our board of directors on March 1, 2014 and has no continuing role with us, is a founder and, we believe, the largest stockholder and director of OptumSoft. The 2010 David R. Cheriton Irrevocable Trust dtd July 27, 2010, a trust for the benefit of the minor children of Mr. Cheriton, is our largest stockholder.

OptumSoft has identified in confidential documents certain software components it claims to own, which are generally applicable tools and utility subroutines and not networking specific code. We cannot assure which software components OptumSoft may ultimately claim to own in the litigation or whether such claimed components are material.

On April 14, 2014, we filed a cross-complaint against OptumSoft, in which we assert our ownership of the software components at issue and our interpretation of the 2004 agreement. Among other things, we assert that the language of the 2004 agreement and the parties’ long course of conduct support our ownership of the disputed software components. We ask the Court to declare our ownership of those software components, all similarly-situated software components developed in the future and all related intellectual property. We also assert that, even if we are found not to own any particular components at issue, such components are licensed to us under the terms of the 2004 agreement. However, there can be no assurance that our assertions will ultimately prevail in litigation.

On the same day, we also filed an answer to OptumSoft’s claims, as well as affirmative defenses based in part on OptumSoft’s failure to maintain the confidentiality of its claimed trade secrets, its authorization of the disclosures it asserts and its delay in claiming ownership of the software components at issue. We have also taken additional steps to respond to OptumSoft’s allegations that we improperly used and/or disclosed OptumSoft confidential information. While we believe we have strong defenses to these allegations, we believe we have (i) revised our software to remove the elements we understand to be the subject of the claims relating to improper use and disclosure of OptumSoft confidential information and made the revised software available to our customers and (ii) removed information from our website that OptumSoft asserted disclosed OptumSoft confidential information.

On August 1, 2014, the Santa Clara Superior Court held a case management conference (CMC). At the CMC, the Court set a trial date for April 2016.

We do not believe a loss is probable; however, it is a reasonable possibility. Due to the early stage of this matter, no estimate of the amount or range of possible amounts can be determined at this time.

We intend to vigorously defend against any action brought against us by OptumSoft. However, we cannot be certain that, if litigated, any claims by OptumSoft would be resolved in our favor. For example, if it were determined that OptumSoft owned components of our EOS network operating system, we would be required to transfer ownership of those components and any related intellectual property to OptumSoft. If OptumSoft were the owner of those components, it could make them available to our competitors, such as through a sale or license. In addition, if OptumSoft were to bring actual litigation, it could assert additional or different claims against us, including claims that our license from OptumSoft is invalid. An adverse litigation ruling could result in a significant damages award against us and injunctive relief. In addition, if our license was ruled to have been terminated, and we were not able to negotiate a new license from OptumSoft on reasonable terms, we could be prohibited from selling products that incorporate OptumSoft intellectual property. Any such adverse ruling could materially adversely affect our business, prospects, results of operations and financial condition. Whether or not we prevail in a lawsuit, we expect that any litigation would be expensive, time-consuming and a distraction to management in operating our business.

Net Navigation LLC Matters

On April 23, 2014, Net Navigation LLC sued us for alleged infringement of U.S. Patent Nos. 5,901,147; 6,434,145; and 6,625,122 in U.S. District Court for the Eastern District of Texas. On June 30, 2014, we and Net Navigation LLC settled this dispute.

In the ordinary course of business, we are a party to other claims and legal proceedings including matters relating to commercial, employee relations, business practices and intellectual property. We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on currently available information, management does not believe that the ultimate outcome of these other unresolved matters is probable or estimable and not likely, individually and in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.

7.    Common Stock Reserved for Issuance

We have reserved shares of common stock, on an as-converted basis, for future issuance as follows (in thousands):

	June 30, 2014	December 31, 2013
Conversion of convertible preferred stock outstanding (1)	—	24,000
Outstanding stock options and RSAs	14,092	11,245
Outstanding stock purchase rights	2	2
Conversion of convertible debt and related interest expense (2)	—	3,949
Shares reserved for future option and RSA grants	12,426	8,941
Shares reserved under Employee Stock Purchase Plan	651	—
Total	27,171	48,137

(1) Upon the closing of our IPO, all shares of our convertible preferred stock were converted to 24 million shares of common stock on a one-for-one basis.

(2) Upon the closing of our IPO, all noteholders with the exception of one noteholder converted the principal and accrued interest amount outstanding under their subordinated convertible promissory notes into shares of our common stock at the IPO price of $43.00 per share. The noteholder, who did not elect to so convert, was paid a total of $23.6 million which included principal and accrued interest less applicable withholding taxes of $1.1 million. The remainder of the noteholders converted the remaining debt balance of approximately $96.5 million including principal and accrued interest into 2.2 million shares of our common stock.

8.    Convertible Preferred Stock

Upon the closing of our IPO, all outstanding convertible preferred stock was converted into 24 million shares of common stock on a one-to-one basis.

9.    Stock-Based Compensation

Total stock-based compensation expense related to options, restricted stock awards, employee stock purchases and stock purchase rights granted were allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenue	$301	$83	$512	$150
Research and development	3,527	1,134	5,994	2,130
Sales and marketing	1,931	612	3,359	1,094
General and administrative	946	244	1,622	441
Total stock-based compensation	$6,705	$2,073	$11,487	$3,815
Allocations to cost of revenue, research and development, general and administrative and selling and marketing expense are based upon the department to which the associated employee reported.

2004 Plan
During the year ended December 31, 2004, we adopted the 2004 Equity Incentive Plan ("the 2004 Plan) for the purpose of granting stock-based awards to employees, directors and consultants. Awards under the 2004 Plan may be in the form of Incentive Stock Options (“ISOs”), Nonstatutory Stock Options (“NSOs”) or Restricted Stock Awards (“RSAs”). ISOs could only be granted to employees with an exercise price not less than the fair value of the common stock on the grant date as determined by the board of directors, and NSOs may be granted to employees, directors or consultants at exercise prices not less than 85% of the fair value of the common stock on the grant date as determined by the board of directors. If, on the date of an option grant, the grantee directly or by attribution owns stock possessing more than 10% of the voting power of all classes of our stock, the exercise price must be at least 110% of the fair value of the common stock on the grant date as determined by the board of directors. Options may be granted with vesting terms as determined by the board of directors, and generally vest over an estimated period of 4 years. Options granted are exercisable over a maximum term of 10 years from the date of grant or five years from the date of grant for 10% stockholders. With the establishment of the 2011 Plan (as defined below), the 2004 Plan terminated with respect to the grant of future awards but the 2004 Plan continues to govern awards issued thereunder.

2011 Plan
During the year ended December 31, 2011, we adopted the 2011 Equity Incentive Plan (the "2011 Plan") for the purpose of granting stock-based awards to employees, directors, and consultants. Awards granted under the 2011 Plan could have been ISOs, NSOs, RSAs, Stock Appreciation Rights (“SARs”) or Restricted Stock Units (“RSUs”). ISOs may be granted to employees and NSOs may be granted to employees, directors or consultants, in all cases,with an exercise price not less than the fair value of the common stock on the grant date as determined by the board of directors. If, on the date if an ISO grant, the optionee directly or by attribution owns stock possessing more than 10% of the voting power of all classes of our stock, the exercise price must be at least 110% of the fair value of the common stock on the grant date as determined by the board of directors. Options may be granted with vesting terms as determined by the board of directors, and generally vest over an estimated period of 4 years. Options granted are exercisable over a maximum term of 10 years from the date of grant or five years from the date of grant for 10% stockholders. With the establishment of the 2014 Plan (as defined below), the 2011 Plan terminated with respect to the grant of future awards but the 2011 Plan continues to govern awards previously issued thereunder.

2014 Plan

In April 2014, the board of directors and stockholders approved the 2014 Equity Incentive Plan (the “2014 Plan”), effective on the first day that our common stock was publicly traded. A total of 6,510,000 shares of our common stock were initially reserved for issuance under the 2014 Plan. In addition, the shares reserved for issuance under our 2014 Plan will also include (a) those shares reserved but unissued under the 2011 Plan and 2004 Plan as of the effective date and (b) shares returned to our 2011 Plan and 2004 Plan as the result of expiration or termination of options (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to (a) and (b) is 20,025,189 shares. The number of shares available for grant and issuance under the 2014 Plan will be increased automatically on January 1 of each year commencing with 2016 by the number of shares equal to 3% of our shares outstanding on the immediately preceding December 31, but not to exceed 12,500,000 shares, unless the board of directors, in its discretion, determines to make a smaller increase.

2014 Employee Stock Purchase Plan

In April 2014, the board of directors and stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”). The ESPP will become effective on the first day that our common stock is publicly traded. A total of 651,000 shares of our common stock are initially reserved for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each year commencing with 2015 by the number of shares equal to 1% of our shares outstanding immediately preceding December 31, but not to exceed 2,500,000 shares, unless the board of directors, in its discretion, determines to make a smaller increase.

Determination of Fair Value

Employee Stock Plans
For the three and six months ended June 30, 2014 and 2013, the fair value of each stock option granted under the 2011 Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected term (in years)	7.0	6.2	7.7	6.4
Risk-free interest rate	2.0%	1.2%	2.3%	1.2%
Expected volatility	48.1%	51.8%	47.8%	51.1%
Dividend rate	—%	—%	—%	—%

ESPP

There were no stock purchases under the ESPP during the three months ended June 30, 2014.  The following table summarizes the assumptions relating to our ESPP:

Three Months Ended June 30,
2014
Expected term (in years)	1.4
Risk-free interest rate	0.3%
Expected volatility	36.3%
Dividend rate	—%
As of June 30, 2014, the total unrecognized stock-based compensation expense for unvested ESPP options, net of expected forfeitures, was $5.4 million, which is expected to be recognized over a weighted-average period of 2.1 years.

The following table summarizes the option and RSA activity under the 2004 Plan and 2011 Plan and related information:

		Options and RSAs Outstanding
	Shares Available for Grant (in thousands)	Number of Shares Underlying Outstanding Options and RSAs (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years) of Stock Options	Aggregate Intrinsic Value of Stock Options Outstanding (in thousands)
Outstanding—December 31, 2013	8,941	11,245	$6.82	8.8	$254,319
Authorized	6,510
Options granted	(3,331)	3,331	31.40
Options exercised	—	(186)	9.01
Options canceled	298	(298)	8.99
Early exercised shares repurchased	8	—	6.40
Outstanding—June 30, 2014	12,426	14,092	$12.56	8.6	$702,257
Vested and exercisable—June 30, 2014		3,051	$4.27	7.7	$177,332
Vested and expected to vest—June 30, 2014		12,280	$11.48	8.5	$625,146

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2014 was $19.73 per share. The aggregate intrinsic value of options exercised for the six months ended June 30, 2014 was $3.3 million.
As of June 30, 2014, the total unrecognized stock-based compensation expense for unvested stock options, net of expected forfeitures, was $88.8 million, which is expected to be recognized over a weighted-average period of 4.0 years. The total fair value of options vested for the six months ended June 30, 2014 was $4.5 million.
Under the 2004 Plan and 2011 Plan, the options outstanding and vested and exercisable by exercise price at June 30, 2014 are as follows:

	Options Outstanding and Exercisable			Options Vested and Exercisable
Range of Exercise Price	Number of Shares Underlying Outstanding Options (in thousands)	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price per Share	Number of Shares Underlying Outstanding Options (in thousands)	Weighted- Average Exercise Price per Share
$0.01 – $3.33	2,578	7.3	$3.30	1,535	$3.28
$4.16 – $4.92	3,723	8.1	4.39	1,219	4.41
$7.76 – $10.18	3,945	9.0	9.19	289	8.21
$22.49	1,084	9.5	22.49	3	22.49
$30.67	1,673	9.6	30.67	1	30.67
$34.12 - $38.00	1,089	9.8	36.88	4	34.64
	14,092	8.6	$12.56	3,051	$4.27
Restricted Stock Awards
A summary of our RSA activity and related information is as follows:

	Number of RSA’s Outstanding (in thousands)	Weighted- Average Grant Date Fair Value
Unvested balance—December 31, 2013	142	$2.42
Vested	(32)	2.50
Unvested balance—June 30, 2014	110	$2.50

There were no RSAs granted during the six months ended June 30, 2014. As of June 30, 2014, the total unrecognized expense for outstanding RSAs, net of expected forfeitures, was $0.3 million, which is expected to be amortized over a weighted-average period of 2.3 years. As of June 30, 2014, the intrinsic value of the outstanding RSAs based on the estimated fair value of $62.39 per share was $6.6 million.

Early Exercise of Stock Options
We typically allow our employees and directors to exercise options granted under the 2011 Plan and the 2004 Plan prior to vesting. Upon an "early exercise" of these options, the unvested shares acquired through the exercise become options subject to our repurchase right that lapse in accordance with the original option vesting schedule. Upon termination of employment prior to our repurchase rights lapsing in full, we have a right to repurchase the unvested shares at the original purchase price (or the then-current fair market value, if lower). The proceeds initially are recorded in other liabilities from the early exercise of stock options and are reclassified to common stock and paid-in capital as our repurchase right lapse. For the six months ended June 30, 2014, we repurchased 8,282 shares of common stock at the original exercise price due to the termination of the holders of the unvested shares. As of June 30, 2014, shares held by employees and directors that were subject to repurchase were 2.2 million with an aggregate price of $6.6 million.

10.    Net Income Per Share Available to Common Stock

The following table sets forth the computation of our basic and diluted net income per share available to common stock (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Basic:
Net income	$21,618	$10,251	$33,947	$16,862
Less: undistributed earnings allocated to participating securities	(7,406)	(5,303)	(13,962)	(8,799)
Net income available to common stockholders, basic	$14,212	$4,948	$19,985	$8,063
Diluted:
Net income attributable to common stockholders, basic	$14,212	$4,948	$19,985	$8,063
Add: undistributed earnings allocated to participating securities	639	211	1,136	309
Net income attributable to common stockholders, diluted	$14,851	$5,159	$21,121	$8,372
Denominator:
Basic:
Weighted-average shares used in computing net income per share available to common stockholders, basic	38,491	26,926	33,834	26,607
Diluted:
Weighted-average shares used in computing net income per share available to common stockholders, basic	38,491	26,926	33,834	26,607
Add weighted-average effect of dilutive securities:
Stock options and RSAs	5,537	2,320	5,113	2,038
Employee stock purchase plan	29	—	15	—
Stock purchase rights	—	6	—	5
Weighted-average shares used in computing net income per share available to common stockholders, diluted	44,057	29,252	38,962	28,650
Net income per share attributable to common stockholders:
Basic	$0.37	$0.18	$0.59	$0.30
Diluted	$0.34	$0.18	$0.54	$0.29

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share available to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options and RSAs to purchase common stock	2,361	1,398	2,160	828

11.     Income Taxes

Provision for income taxes was approximately $10.1 million and $4.2 million for the three months ended June 30, 2014 and 2013 respectively, and $17.2 million and $4.5 million for the six months ended June 30, 2014 and 2013 respectively. The change in our provision for income taxes and effective tax rate was primarily due to increase in profit before income tax, the geographical distribution of the earnings, and the expiration of the federal research and development credit as of December 31, 2013.

The effective tax rate as of December 31, 2013 included the impact of the passage of the American Tax Relief Act of 2012 signed into law on January 2, 2013, which reinstated 2012 and 2013 federal research and development credit. The impact of the 2012 federal research and development tax credit benefit was recorded in the three months ended March 31, 2013.

We operate in a number of tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax. Generally, the U.S. taxes are reduced by a credit for foreign income taxes paid on these earnings which avoids double taxation. Our tax expense to date consists of federal, state and foreign current and deferred income taxes. As we expand internationally, our marginal tax rate may decrease; however, there can be no certainty that our marginal tax rate will decrease, and we may experience changes in tax rates that are not reflective of actual changes in our business or operations.

12.     Segment Information

We have determined that we operate as one reportable segment. The following table represents revenue based on the customer’s location, as determined by the customer’s shipping address (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States	$102,149	$68,819	$195,142	$116,992
Other Americas	1,009	660	4,216	1,447
Europe, Middle East and Africa	20,628	9,705	32,342	17,411
Asia Pacific	14,161	4,301	23,454	8,983
Total revenue	$137,947	$83,485	$255,154	$144,833

Long lived assets, excluding intercompany receivables, investments in subsidiaries and deferred tax assets, net by location are summarized as follows (in thousands):

	June 30, 2014	December 31, 2013
United States	$65,204	$63,557
International	3,595	3,647
Total	$68,799	$67,204

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our prospectus filed on June 6, 2014 (the "Prospectus"), pursuant to Rule 424(b) under the Securities Act of 1933, as amended ("the Securities Act"), with the U.S. Securities and Exchange Commission (the "SEC"). This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a leading supplier of cloud networking solutions that use software innovations to address the needs of large-scale Internet companies, cloud service providers and next-generation data centers for enterprises, based on market share. Our cloud networking solutions consist of our Extensible Operating System, or EOS, a set of network applications and our 10/40/100 Gigabit Ethernet switches. Our cloud networking solutions deliver industry-leading performance, scalability, availability, programmability, automation and visibility. Since we began shipping our products, we have grown rapidly, and, according to Crehan Research, we have achieved the second largest market share in data center 10/40/100 Gigabit Ethernet switch ports, excluding blade switching, sold in 2013.

At the core of our cloud networking platform is EOS, which was purpose-built to be fully programmable and highly modular. The programmability of EOS has allowed us to create a set of software applications that address the requirements of cloud networking, including workflow automation, network visibility and analytics, and has also allowed us to rapidly integrate with a wide range of third-party applications for virtualization, management, automation, orchestration and network services.
We were founded in 2004 to address the limitations of legacy networking products and to create a cloud networking platform that is open and programmable. From 2004 to 2008, our activities were focused on the development of our software, which resulted in the commercial release of our first product, the 7100 Series switches based on our EOS software, in 2008. Since then, we have continued to introduce new products utilizing EOS, including our 7500 Series switch and our 7050 Series switch in 2010, the second generation of our 7500 Series switch, called the 7500E modular switch, in May 2013 and our 7300 Series switch in November 2013. As of June 30, 2014, we have shipped more than two million switch ports.

We have experienced rapid revenue growth over the last several years, increasing our revenue at a compound annual growth rate of 71.4% from 2010 to 2013. As we have grown the functionality of our EOS software, expanded the range of our switching portfolio and increased the size of our sales force, our revenue has continued to grow rapidly. To support revenue growth, we have increased our international presence to include offices in nine countries as of June 30, 2014, including Canada, China, India, Ireland, Japan, South Korea, Malaysia, Singapore and Taiwan. Our 2013 revenue grew 86.8% when compared to 2012. Our revenue for the three and six months ended June 30, 2014 was $137.9 million and $255.2 million, an increase of 65.2% and 76.2%, respectively, when compared to the same period in 2013. We have been profitable and cash flow positive for each year since 2010.

We believe that our cloud networking platform addresses the large and growing cloud networking segment of data center switching, which remains in the early stage of adoption. We expect to continue rapidly growing our organization to meet the needs of new and existing customers as they increasingly realize the performance and cost benefits of our cloud networking solutions and as they expand their cloud networks. We intend to continue to invest in our research and development organization to enhance the functionality of our existing cloud networking platform, introduce new products and features and build upon our technology leadership. We believe one of our greatest strengths lies in our rapid development of new features and applications. By investing in research and development, we believe we will be well positioned to continue our rapid growth and take advantage of our large market opportunity. We also intend to continue to expand our sales and marketing teams and programs, with a particular focus on expanding our network of international channel partners and carrying out associated marketing activities in key geographies. In order to support our strong growth, we have accelerated our investment in infrastructure, such as enterprise resource planning software and other technologies to improve the efficiency of our operations. As a result, we expect our levels of operating profit could decline in the short to medium term. For a description of factors that may impact our future performance, see the disclosure in the section titled "Factors Affecting Our Performance" below.

Our Business Model

We derive revenue from sales of products and services. We generate revenue primarily from sales of our switching products which incorporate our EOS software. We also generate services revenue from post contract support, or PCS, which end customers typically purchase in conjunction with our products.

Since shipping our first products in 2008, our cumulative end-customer base has grown rapidly. Between December 31, 2010 and June 30, 2014, our cumulative end-customer base grew from approximately 570 to approximately 2,700. Our end customers span a range of industries and include large Internet companies, service providers, financial services organizations, government agencies, media and entertainment companies and others.

To continue to grow our revenue, it is important that we both obtain new customers and sell additional products to existing customers. For example during the year ended December 31, 2013, approximately 85.2% of our revenue was received from our existing end customers.

Our development model is focused on the development of new products based on our EOS software and enhancements to EOS. We engineer our products to be agnostic to the underlying merchant silicon architecture. Today, we combine our EOS software with merchant silicon into a family of switching products. This enables us to focus our research and development resources on our software core competencies and to leverage the investments made by merchant silicon vendors to achieve cost-effective solutions. We currently procure certain merchant silicon components from multiple vendors, and we continue to expand our relationships with these and other vendors. We work closely with third parties to manufacture and deliver our products. Our third-party silicon vendors deliver these components directly to our contract manufacturers, who manufacture and assemble our products and deliver them to us for labeling, quality assurance testing, final configuration and shipment to our customers.

We market and sell our products through our direct sales force and in partnership with channel partners, including distributors, value-added resellers, systems integrators, original equipment manufacturer, or OEM, partners and in conjunction with various technology partners, depending on the application. To facilitate channel coordination and increase productivity, we have created a partner program, the Arista Partner Program, to engage partners who provide value-added services and extend our reach into the marketplace. Authorized training partners provide technical training to our channel partners. Our partners commonly receive an order from an end customer prior to placing an order with us, and we confirm the identification of the end customer prior to accepting such orders. Our partners generally do not stock inventory received from us. Our sales organization is supported by systems engineers with deep technical expertise and responsibility for pre-sales technical support and engineering for our end customers. Each sales team is responsible for a geographic territory, has responsibility for a number of major direct end-customer accounts or has assigned accounts in a specific vertical market. During three and six months ended June 30, 2014, 74.8% and 78.1% of our revenue was generated from the Americas, substantially all from the United States, 15.0% and 12.7% from Europe, the Middle East and Africa and 10.2% and 9.2% from the Asia-Pacific region, respectively.

Factors Affecting Our Performance

We believe that our future success will depend on many factors, including our ability to expand sales to our existing customers as well as to add new end customers. While these areas present significant opportunity, they also present risks that we must manage to ensure successful results. See the section titled “Risk Factors.” Additionally, we face intense competition especially from larger, well-established companies, and we must continue to expand the capabilities of our cloud networking platform to succeed in our market. If we are unable to address these challenges, our business could be adversely affected.

Increasing Adoption of Cloud Networks. Networks are subject to increasing performance requirements due to growing numbers of connected devices as well as new enterprise and consumer applications. Computing architectures are evolving to meet the need for constant connectivity and access to data and applications. We believe that cloud networks will continue to replace legacy network technologies. Our business and results of operations will be significantly affected by the speed with which organizations implement cloud networks.

Expanding Sales to Existing Customer Base. We expect that a substantial portion of our future sales will be follow-on sales to existing end customers. As noted above, one of our sales strategies is to target specific projects at our current end customers because they are familiar with the operational and economic benefits of our cloud networking solutions, thereby reducing the sales cycle into these customers. We believe this opportunity with current end customers to be significant given their existing and expected infrastructure spend. Our business and results of operations will depend on our ability to sell additional products to our growing base of customers.

Adding New End Customers. We believe that the cloud networking market is still in the early stages of adoption. We intend to target new end customers by continuing to invest in our field sales force and extending our relationships with channel partners. To date, we have primarily targeted end customers with the largest cloud data centers. A typical initial order involves the education of prospective customers about the technical merits and capabilities and potential cost savings of our products as compared to our competitors’ products. Our results of operations will depend on our ability to continue to add new customers. We believe that customer references have been, and will continue to be, an important factor in winning new business.

Selling More Complex and Higher-Performance Configurations. Our results of operations have been, and we believe will continue to be, affected by our ability to sell more complex and higher-performance configurations of our products. Going forward, we aim to grow our revenue by enabling end customers to transition from previously deployed 1 Gigabit Ethernet switches to 10, 40 and eventually 100 Gigabit Ethernet switches. Our ability to sustain our revenue growth will depend, in part, upon our continued sales of more robust configurations of our products, and quarterly results of operations can be significantly impacted by the mix of products and product configurations sold during the period.

Leveraging Channel Partners. We expect to continue to derive a growing portion of our sales through our channel partners as they develop new end customers and expand sales to our existing end customers. We plan to continue to invest in our network of channel partners to empower them to reach new end customers more effectively, increase sales to existing customers and provide services and support effectively. We believe that increasing channel leverage will extend and improve our engagement with a broad set of customers. Our business and results of operations will be materially affected by our success in leveraging our channel partners.

Investing in Research and Development for Growth. We believe that the market for cloud networking is still in the early stages of adoption and we intend to continue investing for long-term growth. We expect to continue to invest heavily in software development in order to expand the capabilities of our cloud networking platform, introduce new products including new releases and upgrades to our EOS software and new applications and build upon our technology leadership. We believe one of our greatest strengths lies in the speed of our product development efforts. By investing in research and development, we believe we will be well positioned to continue our rapid growth and take advantage of our large market opportunity. We expect that our results of operations will be impacted by the timing and size of these investments.

Customer Concentration and Timing of Large Orders. During the years ended December 31, 2011, 2012 and 2013, sales to our 10 largest end customers accounted for approximately 32.4%, 39.3% and 43.0% of our revenue, respectively. During the years ended December 31, 2011, 2012 and 2013, our largest end customer accounted for 10.4%, 15.3% and 21.9% of our revenue, respectively. We have also experienced and continue to experience customer concentration on a quarterly basis. In addition, we have experienced increases in the size of our orders, including orders from existing customers, which could result in future increased customer concentration, depending on the timing of the fulfillment of those orders. We have also experienced unpredictability in the timing of large orders, especially with respect to our large end customers, due to the complexity of orders, the time it takes end customers to evaluate, test and qualify our products and factors specific to our end customers. Due to these factors, we expect continued variability in our customer concentration and timing of sales on a quarterly and annual basis. In addition, we have provided, and may in the future provide, pricing discounts to large end customers, which may result in lower margins for the period in which such sales occur. Our gross margins may also fluctuate as a result of the timing of such sales to large end customers.

Basis of Presentation

Revenue

We generate revenue primarily from sales of our switching products which incorporate our EOS software. We also derive a small but growing portion of our revenue from sales of PCS. We generate PCS revenue from sales of technical support services contracts that are typically purchased in conjunction with our products and subsequent renewals of those contracts. We offer PCS services under renewable, fee-based contracts, which include 24-hour technical support, hardware repair and replacement parts, bug fixes, patches and unspecified upgrades on a when-and-if available basis. We expect our revenue may vary from period to period based on, among other things, the timing and size of orders and delivery of products, the impact of significant transactions with unique terms and conditions that may require deferral of revenue and cyclicality of orders being placed by our customers. Additionally, we expect our PCS revenue to increase in absolute dollars as we expand our installed base. Our ability to expand our installed base and increase our revenue is subject to numerous risks and uncertainties. See the section titled “Risk Factors.” We report revenue net of sales taxes.

Cost of Revenue

Cost of revenue primarily consists of amounts paid to our third-party contract manufacturers and merchant silicon vendors, warranty expenses, excess inventory write-offs and personnel and other costs in our manufacturing operations department. Our cost of product revenue also includes product testing costs, allocated costs and shipping costs. We expect our cost of product revenue to increase as our product revenue increases. Cost of providing PCS services consists of personnel costs for our global customer support organization. We expect our cost of service revenue to increase as our PCS revenue increases.

Gross Margin

Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including sales to large end customers who generally receive lower pricing, the average sales price of our offerings, manufacturing costs, merchant silicon costs and the mix of products sold. We expect our gross margins to fluctuate over time, depending on the factors described above and others. See the section titled “Risk Factors.”

Operating Expenses

Our operating expenses consist of research and development, sales and marketing and general and administrative expenses. The largest component of our operating expenses is personnel costs. Personnel costs consist of wages, benefits, bonuses and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation and travel expenses. We expect operating expenses to continue to increase in absolute dollars as well as a percentage of revenue in the near term as we continue to invest in the growth of our business.

Research and Development Expenses

Research and development expenses consist primarily of personnel costs, with the remainder being prototype expenses, third-party engineering and contractor support costs, an allocated portion of facility and IT costs and depreciation. Our research and development efforts are focused on maintaining and developing additional functionality for our existing products and on new product development, including new releases and upgrades to our EOS software and applications. We expense research and development costs as incurred. We expect our research and development expenses to increase in absolute dollars as well as a percentage of revenue as we continue to invest heavily in software development in order to expand the capabilities of our cloud networking platform, introduce new products and features and build upon our technology leadership.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs and also include costs related to marketing and promotional activities, with the remainder being an allocated portion of facility and IT costs and depreciation. We expect our sales and marketing expenses to increase in absolute dollars and may fluctuate as a percentage of revenue from period to period as we expand our sales and marketing efforts worldwide and expand our relationships with current and future channel partners and end customers.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, professional fees, an allocated portion of facility and IT costs and depreciation. General and administrative personnel costs include those for our executive, finance, IT, human resources and legal functions. Our professional fees consist primarily of accounting, external legal and IT and other consulting costs. We expect our general and administrative expenses to increase in absolute dollars as well as a percentage of revenue to support our growing infrastructure needs and as we assume the reporting requirements and compliance obligations of a public company.

Other Income (Expense), Net

Interest Expense

Interest expense consists of interest expense on our subordinated convertible promissory notes, including our related party subordinated convertible promissory notes.

Interest and Other Income (Expense)

Interest and other income (expense) consist of interest expense from our lease financing obligation, gain on our notes receivable, write-off of debt discount on notes payable and foreign currency exchange gains and losses. Our foreign currency exchange gains and losses relate to transactions and asset and liability balances denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.

Provision for Income Taxes

We operate in a number of tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax. Generally, the U.S. taxes are reduced by a credit for foreign income taxes paid on these earnings which avoids double taxation. Our tax expense to date consists of federal, state and foreign current and deferred income taxes. As we expand internationally, our marginal tax rate may decrease; however, there can be no certainty that our marginal tax rate will decrease, and we may experience changes in tax rates that are not reflective of actual changes in our business or operations.

Results of Operations

The following table summarizes historical results of operations for the periods presented and as a percentage of revenue for those periods. We have derived the data for the three and six months ended June 30, 2014 and 2013 from our unaudited condensed consolidated financial statements (in thousands, except for percentage of revenue).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$137,947	$83,485	$255,154	$144,833
Cost of revenue (1)	44,567	29,584	80,460	48,804
Gross profit	93,380	53,901	174,694	96,029
Operating expenses (1):
Research and development	34,888	21,086	68,334	40,600
Sales and marketing	20,711	13,045	39,366	23,180
General and administrative	7,126	3,506	14,357	7,242
Total operating expenses	62,725	37,637	122,057	71,022
Income from operations	30,655	16,264	52,637	25,007
Other income (expense), net:
Interest expense	(1,435)	(1,772)	(3,206)	(3,523)
Interest and other income (expense), net	2,472	(1)	1,708	(100)
Total other income (expense), net	1,037	(1,773)	(1,498)	(3,623)
Income before provision for income taxes	31,692	14,491	51,139	21,384
Provision for income taxes	10,074	4,240	17,192	4,522
Net income	$21,618	$10,251	$33,947	$16,862

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	32.3	35.4	31.5	33.7
Gross margin	67.7	64.6	68.5	66.3
Operating expenses:
Research and development	25.3	25.3	26.8	28.0
Sales and marketing	15.0	15.6	15.4	16.0
General and administrative	5.2	4.2	5.6	5.0
Total operating expenses	45.5	45.1	47.8	49.0
Income from operations	22.2	19.5	20.7	17.3
Other income (expense), net:
Interest expense	(1.0)	(2.1)	(1.3)	(2.4)
Interest and other income (expense), net	1.8	—	0.7	(0.1)
Total other income (expense), net	0.8	(2.1)	(0.6)	(2.5)
Income before provision for income taxes	23.0	17.4	20.1	14.8
Provision for income taxes	7.3	5.1	6.7	3.1
Net income	15.7%	12.3%	13.4%	11.7%

(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenue	$301	$83	$512	$150
Research and development	3,527	1,134	5,994	2,130
Sales and marketing	1,931	612	3,359	1,094
General and administrative	946	244	1,622	441
Total stock-based compensation	$6,705	$2,073	$11,487	$3,815

Three and Six Months Ended June 30, 2014 Compared to Three and Six Months Ended June 30, 2013

Revenue, Cost of Revenue and Gross Profit (in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change		2014	2013	Change
	$	$	$	%	$	$	$	%
Revenue	$137,947	$83,485	$54,462	65.2%	$255,154	$144,833	$110,321	76.2%
Cost of Revenue	44,567	29,584	14,983	50.6	80,460	48,804	31,656	64.9
Gross profit	$93,380	$53,901	$39,479	73.2%	$174,694	$96,029	$78,665	81.9%
Gross margin	67.7%	64.6%			68.5%	66.3%

Revenue

Revenue increased $54.5 million, or 65.2% for the three months ended June 30, 2014 compared to the same period in 2013. The increase in revenue predominantly included an increase in sales of switch products and related accessories of $48.7 million, or 63.2%, primarily to existing customers, and, to a lesser extent, new customers. The increase in product revenue was largely driven by the number of switch ports shipped, which increased by 51.6% during the three months ended June 30, 2014 compared to the same period in 2013, partially offset by a reduction of 4.0% in the average selling price per port shipped. In addition, we had an increase in revenue of $13.1 million related to changes in deferred product revenue. During the second quarter ended June 30, 2013, we had net product deferrals totaling $7.6 million, primarily from the deferral of a few large customer orders, while in the second quarter ended June 30, 2014 we recognized $5.5 million, net of product deferrals, primarily from the recognition of two large customer orders that were previously deferred.

Revenue increased $110.3 million, or 76.2%, for the six months ended June 30, 2014 compared to the same period in 2013. The increase in revenue predominantly included an increase in sales of switch products and related accessories of $97.2 million, or 72.4%, primarily to existing customers, and, to a lesser extent, new customers. The increase in product revenue was largely driven by the number of switch ports shipped which increased by 59.2%, partially offset by a reduction of 2.7% in average selling price per port shipped. In addition, we had an increase in revenue of $22.5 million related to changes in deferred product revenue. During the six months ended June 30, 2013, we had net product deferrals totaling $8.6 million, primarily from the deferral of a few large customer orders, while in the six months ended June 30, 2014 we recognized $13.9 million, net of product deferrals, primarily from the recognition of a few large customer orders that were previously deferred.

Cost of Revenue

Cost of revenue increased $15.0 million, or 50.6%, for the three months ended June 30, 2014 compared to the same period in 2013. The increase in cost of revenue was primarily due to the corresponding increase in revenue as our shipment volume significantly increased during the three months ended June 30, 2014 resulting in an increase in product costs of $14.3 million in the three months ended June 30, 2014 compared to the same period in 2013.

Cost of revenue increased $31.7 million, or 64.9%, for the six months ended June 30, 2014 compared to the same period in 2013. The increase in cost of revenue was primarily due to the corresponding increase in revenue as our shipment volume significantly increased during the six months ended June 30, 2014 resulting in an increase in product costs of $29.7 million in the six months ended June 30, 2014 compared to the same period in 2013.

Gross Margin

Gross margin increased from 64.6% for the three months ended June 30, 2013 to 67.7% for the three months ended June 30, 2014. The increase in gross margins was primarily the result of a decrease in product warranty and inventory obsolescence charges totaling $3.5 million from significant charges during the second quarter of 2013 from product defect issues and the impairment of obsolete products due to the introduction of new products. This increase was partially offset by a decrease in product margins due to an increase in the size of contracts with large end customers having higher volume discounts.

Gross margin increased from 66.3% for the six months ended June 30, 2013 to 68.5% for the six months ended June 30, 2014. The increase in gross margins was primarily the result of a decrease in product warranty charges of $5.1 million resulting from improved product quality and from a benefit of $2.2 million resulting from a cash settlement received from one of our suppliers due to a product defect issue. This increase was partially offset by a decrease in product margins due to an increase in the size of contracts with large end customers having higher volume discounts.

Operating Expenses (in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change		2014	2013	Change in
	$	$	$	%	$	$	$	%
Operating expenses:
Research and development	$34,888	$21,086	$13,802	65.5%	$68,334	$40,600	$27,734	68.3%
Sales and marketing	20,711	13,045	7,666	58.8	39,366	23,180	$16,186	69.8
General and administrative	7,126	3,506	3,620	103.3	14,357	7,242	$7,115	98.2
Total operating expenses	$62,725	$37,637	$25,088	66.7%	$122,057	$71,022	$51,035	71.9%

Research and development

Research and development expenses increased $13.8 million, or 65.5%, for the three months ended June 30, 2014 compared to the same period in 2013. The increase was primarily due to an increase in personnel costs of $9.8 million, resulting from an increase of 226 employees from June 30, 2013 to June 30, 2014, as well as the introduction of our corporate bonus plan in 2014. The increase was also due to a $1.7 million increase in research and development related facilities and IT infrastructure costs and a $1.1 million increase in third-party engineering costs as we continued to expand and support our research and development activities.

Research and development expenses increased $27.7 million, or 68.3%, for the six months ended June 30, 2014 compared to the same period in 2013. The increase was primarily due to an increase in personnel costs of $18.3 million, resulting from an increase in headcount as discussed above as well as the introduction of our corporate bonus plan in 2014. The increase was also due to a $4.0 million increase in research and development related facilities and IT infrastructure costs and a $2.1 million increase in third-party engineering costs as we continued to expand and support our research and development activities.

Sales and marketing

Sales and marketing expenses increased $7.7 million, or 58.8%, for the three months ended June 30, 2014 compared to the same period in 2013. The increase was primarily due to an increase in personnel costs of $5.9 million, resulting from an increase of 65 employees from June 30, 2013 to June 30, 2014. The increase was also due to higher costs associated with trade show activities, conferences and other marketing activities of $0.5 million.

Sales and marketing expenses increased $16.2 million, or 69.8%, for the six months ended June 30, 2014 compared to the same period in 2013. The increase was primarily due to an increase in personnel costs of $12.7 million, resulting from an increase in headcount as discussed above. The increase was also due to higher costs associated with trade show activities, conferences and other marketing activities of $0.9 million.

General and administrative

General and administrative expenses increased $3.6 million, or 103.3%, for the three months ended June 30, 2014 compared to the same period in 2013. The increase was primarily due to an increase in personnel costs of $1.4 million, resulting from an increase of 32 employees from June 30, 2013 to June 30, 2014, as well as the introduction of our corporate bonus plan in 2014. We also incurred higher professional service fees of $1.1 million related to outside legal, accounting and consulting services to support increased business activity and preparations for becoming a public company as well as an increase of $0.6 million in provision for bad debt and insurance costs.

General and administrative expenses increased $7.1 million, or 98.2%, for the six months ended June 30, 2014 compared to the same period in 2013. The increase was primarily due to an increase in personnel costs of $3.0 million, resulting from an increase in headcount as discussed above as well as the introduction of our corporate bonus plan in 2014. We also incurred higher professional service fees of $3.0 million related to outside legal, accounting and consulting services to support increased business activity and preparations for becoming a public company.

Other Income (Expense), Net (in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change		2014	2013	Change in
	$	$	$	%	$	$	$	%
Other income (expense), net:
Interest expense	$(1,435)	$(1,772)	$337	(19.0)%	$(3,206)	$(3,523)	$317	(9.0)%
Interest and other income (expense), net	2,472	(1)	2,473	N/M	1,708	(100)	1,808	N/M
Total other income (expense), net	$1,037	$(1,773)	$2,810		$(1,498)	$(3,623)	$2,125

Interest expense

     Interest expense decreased slightly for the three and six months ended June 30, 2014 compared to the same period in 2013 as a result of the repayment and conversion of all our notes payable upon our IPO.

Interest and other income (expense), net

Other income (expense), net increased $2.5 million for the three months ended June 30, 2014, compared to the same period in 2013 largely due to the gain on our notes receivable of $4.0 million partially offset by $0.8 million of interest expense primarily related to our lease financing obligation and $0.7 million of write-off of debt discount on notes payable upon our IPO.

Other income (expense), net increased $1.8 million for the six months ended June 30, 2014, compared to the same period in 2013 largely due to the gain on our notes receivable of $4.0 million partially offset by $1.5 million of interest expense primarily related to our lease financing obligation and $0.7 million of write-off of debt discount on notes payable upon our IPO.

Provision for Income Taxes (in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change		2014	2013	Change
	$	$	$	%	$	$	$	%
Provision for income taxes	$10,074	$4,240	$5,834	137.6%	$17,192	$4,522	$12,670	280.2%
Effective tax rate	31.8%	29.3%			33.6%	21.1%

Provision for income taxes was approximately $10.1 million and $4.2 million for the three months ended June 30, 2014 and 2013 respectively, and $17.2 million and $4.5 million for the six months ended June 30, 2014 and 2013 respectively. The change in our provision for income taxes and effective tax rate was primarily due to an increase in profit before income tax, the geographical distribution of the earnings, and the expiration of the federal research and development credit as of December 31, 2013.

The effective tax rate as of December 31, 2013 included the impact of the passage of the American Tax Relief Act of 2012 signed into law on January 2, 2013, which reinstated 2012 and 2013 federal research and development credit. The impact of the 2012 federal research and development tax credit benefit was recorded in the three months ended March 31, 2013.

Liquidity and Capital Resources

As of June 30, 2014, cash and cash equivalents were $397.2 million, including $31.8 million held outside the United States in our foreign subsidiaries. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes less any previously paid foreign income taxes.

Since inception, we have primarily financed our operations and capital expenditures through debt, cash flows from our operations and sales of capital stock. As of December 31, 2013, we had outstanding $75.0 million aggregate principal amount of subordinated convertible promissory notes and $25.0 million aggregate principal amount of related party subordinated convertible promissory notes.

On June 6, 2014, we completed our initial public offering (the “IPO”) in which we sold 6,037,500 shares of our common stock at a public offering price of $43.00 per share, which included 787,500 shares of common stock issued pursuant to the exercise in full of the over-allotment option by the underwriters. The IPO resulted in proceeds of $238.7 million, net of underwriting discounts and commissions of $15.6 million and other estimated issuance costs of $5.3 million. In connection with the closing of the IPO, all of our outstanding convertible preferred stock automatically converted into 24,000,000 shares of common stock on a one-to-one basis.

Upon the closing of our IPO, all noteholders with the exception of one noteholder converted the principal and accrued interest amount outstanding under their subordinated convertible promissory notes into shares of our common stock at the IPO price of $43.00 per share. The noteholder, who did not elect to so convert, was paid a total of $23.6 million which included principal and accrued interest less applicable withholding taxes of $1.1 million. The remainder of the noteholders converted the remaining debt balance of approximately $96.5 million including principal and accrued interest into 2.2 million shares of our common stock.

We plan to continue to invest for long-term growth. One of the principal purposes of the IPO was to obtain additional capital to fund the growth of our business. We believe that our existing cash and cash equivalents balance together with cash proceeds from operations will be sufficient to meet our working capital requirements and our growth strategies for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced products and services offerings, our costs of outsourcing, our manufacturing and possible acquisitions or investments. We expect to incur a total of $17.3 million in capital expenditures in 2014 due to investment in our research and development and manufacturing processes. If we are unable to raise additional capital when we need it, our business, results of operations and financial condition would be adversely affected. The sale of additional equity could result in additional dilution to our stockholders. If we raise additional funds by borrowing from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility and would require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain financing on terms favorable to us. We consider the undistributed earnings of our foreign subsidiaries as of June 30, 2014 and December 31, 2013 to be indefinitely reinvested, and, accordingly, no U.S. income taxes have been provided thereon. As of June 30, 2014 and December 31, 2013, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $31.8 million and $33.4 million, respectively. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. income taxes to repatriate these funds. However, we have not repatriated nor do we anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Cash Flows

	June 30, 2014	December 31, 2013
Cash and cash equivalents	$397,198	$113,664

	Six Months Ended June 30,
	2014	2013
Cash provided by operating activities	$63,946	$8,748
Cash used in investing activities	(4,539)	(12,212)
Cash provided by financing activities	224,064	5,495
Effect of exchange rate changes	63	(54)
Net increase in cash and cash equivalents	$283,534	$1,977

Cash Flows from Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by increases in sales and timing of collections. Our primary uses of cash from operating activities have been for personnel costs and investment in sales and marketing and research and development. We expect cash outflows from operating activities to increase as a result of further investment in sales and marketing and increases in personnel costs as we grow our business.

During the six months ended June 30, 2014, cash provided by operating activities was $63.9 million primarily from net income of $33.9 million, net non-cash charges of $14.0 million and a net increase in our operating assets and liabilities of $16.0 million. The change in our operating assets and liabilities was primarily due to a decrease in our accounts receivable of $9.7 million resulting from an increase in our collection efforts, an increase in our accounts payables of $4.8 million from the timing of our payments, an increase in our deferred revenue of $2.8 million resulting from the increase in sales. Inventories also decreased by $2.3 million as a result of improvements in the management of our consigned and finished goods inventory. These changes were partially offset by an increase in our prepaid expenses and other current assets of $5.6 million primarily from the prepayments for taxes and renewals of our insurance and licenses and a $1.0 million net decrease in interest payable attributable to our outstanding subordinated convertible promissory notes, including our related party subordinated convertible promissory notes before their conversion or repayment upon the completion of our IPO.

During the six months ended June 30, 2013, cash provided by operating activities was $8.7 million primarily from net income of $16.9 million, net non-cash charges of $3.9 million and a net decrease in our operating assets and liabilities of $12.0 million. The change in our operating assets and liabilities was primarily due to an increase in accounts receivable of $27.5 million due to an increase in sales, an increase in inventories of $12.7 million for anticipated growth in our business and higher prepaid and other assets of $1.9 million. These changes were partially offset by higher deferred revenue of $14.8 million due to increase in sales, an increase in accrued liabilities of $8.0 million which were primarily related higher warranty liabilities and higher compensation related costs from increased headcount and a $3.0 million increase in interest payable attributable to our outstanding promissory notes, including our related party subordinated convertible promissory notes. Additionally, our accounts payable and other liabilities also increased by $4.3 million primarily attributable to the timing of payments.

Cash Flows from Investing Activities

Our investing activities have consisted primarily of purchases of property and equipment. We expect to continue to make purchases of property and equipment to support continued growth of our business.

During the six months ended June 30, 2014, cash used in investing activities was $4.5 million, which primarily consisted of purchases of property and equipment of $8.6 million partially offset by the release of our restricted cash into cash and cash equivalents of $4.0 million.

During the six months ended June 30, 2013, cash used in investing activities was $12.2 million, all of which was for purchases of property and equipment.

Cash Flows from Financing Activities

Our cash flows provided by financing activities primarily consisted of proceeds from the for IPO and exercises of stock options partially offset by repayment of our subordinated convertible promissory notes.

During the six months ended June 30, 2014, cash provided by financing activities was $224.1 million, consisting primarily of net proceeds raised from our IPO of $241.9 million and proceeds from the exercise of stock options, net of repurchases of $2.1 million. These proceeds were partially offset by the repayment of our notes payable of $20.0 million.

During the six months ended June 30, 2013, cash provided by financing activities was $5.5 million, consisting primarily of proceeds from the exercise of stock options, net of repurchases, amounting to $5.3 million and excess tax benefits realized from our equity incentive plans amounting to $0.2 million.

Debt Obligations

In January 2011, we sold $55.0 million aggregate principal amount of subordinated convertible promissory notes, or Convertible Notes, to outside investors and $25.0 million aggregate principal amount of Convertible Notes to two trusts that are related to two of our co-founders. In June 2011, we sold an additional $20.0 million aggregate principal amount of Convertible Notes to outside investors. The interest rate on the Convertible Notes was 6.0% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days. All unpaid principal and accrued interest on the Convertible Notes was due and payable on the earlier of December 31, 2014 or upon the occurrence of an event of default, defined as: (i) failure to pay principal or interest when due; (ii) breaches of covenants; (iii) breaches of representations and warranties; (iv) failure to make other payment obligations resulting in the acceleration of maturity of indebtedness in excess of $10.0 million; (v) voluntary bankruptcy; (vi) involuntary bankruptcy; or (vii) certain adverse judgments. We could voluntarily prepay the Convertible Notes, in whole or in part, before the maturity date by giving each investor 10 days’ prior written notice.

Upon the closing of our IPO, all noteholders with the exception of one noteholder converted the principal and accrued interest amount outstanding under their subordinated convertible promissory notes into shares of our common stock at the IPO price of $43.00 per share. The noteholder, who did not elect to so convert, was paid a total of $23.6 million which included principal and accrued interest less applicable withholding taxes of $1.1 million. The remainder of the noteholders converted the remaining debt balance of approximately $96.5 million including principal and accrued interest into 2.2 million shares of our common stock.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

There has been no significant changes during the six months ended June 30, 2014 to our contractual obligations disclosed in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Prospectus.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected. We believe the critical accounting policies and estimates discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Prospectus that was filed with the SEC on June 6, 2014, reflect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates as disclosed in our Prospectus.

Recent Accounting Pronouncements

Refer to “Recent Accounting Pronouncements” in Note 1 to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. As of June 30, 2014 and December 31, 2013, we did not hold or issue financial instruments for trading purposes.

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Substantially all of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States and to a lesser extent in Europe and Asia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchanges rates applicable to our business would not have a material impact on our historical consolidated financial statements.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents, notes receivable and our indebtedness. Our cash and cash equivalents are held in cash deposits, money market funds with maturities of less than 90 days from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our consolidated financial statements.

As of June 30, 2014, our notes receivable had a carrying value of $8.0 million. A hypothetical 10% change in market interest rates would not have a material impact on our condensed consolidated financial statements.

Upon the closing of our IPO, all noteholders with the exception of one noteholder converted the principal and accrued interest amount outstanding under their subordinated convertible promissory notes into shares of our common stock at the IPO price of $43.00 per share. The noteholder, who did not elect to so convert, was paid a total of $23.6 million which included principal and accrued interest less applicable withholding taxes of $1.1 million. The remainder of the noteholders converted the remaining debt balance of approximately $96.5 million including principal and accrued interest into 2.2 million shares of our common stock.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable level of assurance because of the material weaknesses in our internal control over financial reporting discussed below.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the audit of our consolidated financial statements for 2013, we identified a material weakness in our internal control over financial reporting, which includes certain controls related to our inventory process that were not designed and implemented during the year. As a result, we identified material errors requiring adjustment in order for the financial statements to be presented accurately in accordance with U.S. generally accepted accounting principles. Specifically, in conjunction with changes in our supply chain, we did not appropriately capitalize the cost of freight incurred related to product shipped from our contract manufacturers to the distribution centers and we also did not appropriately capitalize the purchase price variance for inventory. These errors were subsequently corrected and disclosed in our financial statements.

We are currently in the process of remediating the material weakness in our internal control over financial reporting and are implementing a number of measures designed to address the underlying causes of the material weakness. These measures include hiring additional accounting and finance personnel with technical accounting and financial reporting experience, enhancing and segregating duties within our accounting and finance department, and enhancing our internal review procedures during the financial statement close process. We believe that these additional resources and processes and procedures will enable us to broaden the scope and quality of our controls relating to the oversight and review of financial statements and reconciliations and our application of relevant accounting policies.

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described above, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities and Exchange Act of 1934, as amended, that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are a party to various litigation matters and subject to claims that arise in the ordinary course of business including, for example, patent infringement lawsuits. In addition, third parties may from time to time assert claims against us in the form of letters and other communications. Except as otherwise set forth below, there is no pending or threatened legal proceeding to which we are a party that, in our opinion, is likely to have a material adverse effect on our future financial results of operations; however, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

OptumSoft, Inc. Matters

On April 4, 2014, OptumSoft filed a lawsuit against us in the Superior Court of California, Santa Clara County titled OptumSoft, Inc. v. Arista Networks, Inc., in which it asserts (i) ownership of certain components of our EOS network operating system pursuant to the terms of a 2004 agreement between the companies and (ii) breaches of certain confidentiality and use restrictions in that agreement. Under the terms of the 2004 agreement, OptumSoft provided us with a non-exclusive, irrevocable, royalty-free license to software delivered by OptumSoft comprising a software tool used to develop certain components of EOS and a runtime library that is incorporated into EOS. The 2004 agreement places certain restrictions on our use and disclosure of the OptumSoft software and gives OptumSoft ownership of improvements, modifications and corrections to, and derivative works of, the OptumSoft software that we develop.

In its lawsuit, OptumSoft has asked the Court to order us to (i) give OptumSoft copies of certain components of our software for evaluation by OptumSoft, (ii) cease all conduct constituting the alleged confidentiality and use restriction breaches, (iii) secure the return or deletion of OptumSoft’s alleged intellectual property provided to third parties, including our customers, (iv) assign ownership to OptumSoft of OptumSoft’s alleged intellectual property currently owned by us, and (v) pay OptumSoft’s alleged damages, attorney’s fees, and costs of the lawsuit. David Cheriton, one of our founders and a former member of our board of directors who resigned from our board of directors on March 1, 2014 and has no continuing role with us, is a founder and, we believe, the largest stockholder and director of OptumSoft. The 2010 David R. Cheriton Irrevocable Trust dtd July 27, 2010, a trust for the benefit of the minor children of Mr. Cheriton, is our largest stockholder.

OptumSoft has identified in confidential documents certain software components it claims to own, which are generally applicable tools and utility subroutines and not networking specific code. We cannot assure which software components OptumSoft may ultimately claim to own in the litigation or whether such claimed components are material. OptumSoft’s complaint, our answer to the complaint, and our cross-complaint filed in the litigation are attached as exhibits to the registration statement in the prospectus filed with the SEC on June 6, 2014.

On April 14, 2014, we filed a cross-complaint against OptumSoft, in which we assert our ownership of the software components at issue and our interpretation of the 2004 agreement. Among other things, we assert that the language of the 2004 agreement and the parties’ long course of conduct support our ownership of the disputed software components. We ask the Court to declare our ownership of those software components, all similarly-situated software components developed in the future and all related intellectual property. We also assert that, even if we are found not to own any particular components at issue, such components are licensed to us under the terms of the 2004 agreement. However, there can be no assurance that our assertions will ultimately prevail in litigation.

On the same day, we also filed an answer to OptumSoft’s claims, as well as affirmative defenses based in part on OptumSoft’s failure to maintain the confidentiality of its claimed trade secrets, its authorization of the disclosures it asserts and its delay in claiming ownership of the software components at issue. We have also taken additional steps to respond to OptumSoft’s allegations that we improperly used and/or disclosed OptumSoft confidential information. While we believe we have strong defenses to these allegations, we believe we have (i) revised our software to remove the elements we understand to be the subject of the claims relating to improper use and disclosure of OptumSoft confidential information and made the revised software available to our customers and (ii) removed information from our website that OptumSoft asserted disclosed OptumSoft confidential information.

On August 1, 2014, the Santa Clara Superior Court held a case management conference (CMC). At the CMC, the Court set a trial date for April 2016.

We intend to vigorously defend against OptumSoft’s lawsuit. However, we cannot be certain that, if litigated, any claims by OptumSoft would be resolved in our favor. For example, if it were determined that OptumSoft owned components of our EOS network operating system, we would be required to transfer ownership of those components and any related intellectual property to

OptumSoft. If OptumSoft were the owner of those components, it could make them available to our competitors, such as through a sale or license. In addition, OptumSoft could assert additional or different claims against us, including claims that our license from OptumSoft is invalid. Additionally, the existence of this lawsuit could cause concern among our customers and potential customers and could adversely affect our business and results of operations. An adverse litigation ruling could also result in a significant damages award against us and the injunctive relief described above. In addition, if our license was ruled to have been terminated, and we were not able to negotiate a new license from OptumSoft on reasonable terms, we could be required to pay substantial royalties to OptumSoft or be prohibited from selling products that incorporate OptumSoft intellectual property. Any such adverse ruling could materially adversely affect our business, prospects, results of operation and financial condition. Whether or not we prevail in the lawsuit, we expect that the litigation will be expensive, time-consuming and a distraction to management in operating our business.

Net Navigation LLC Matters
On April 23, 2014, Net Navigation LLC sued us for alleged infringement of U.S. Patent Nos. 5,901,147; 6,434,145; and 6,625,122 in U.S. District Court for the Eastern District of Texas. On June 30, 2014, we and Net Navigation LLC settled this dispute.

Item 1A. Risk Factors

Our limited operating history makes it difficult to evaluate our current business and future prospects and may increase the risk associated with your investment.

We were founded in 2004 and shipped our first products in 2008. The majority of our revenue growth has occurred since the beginning of 2010. Our limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and difficulties frequently experienced by rapidly growing companies in constantly evolving industries, including the risk described elsewhere in this Quarterly Report on Form 10-Q. If we do not address these risks successfully, our business, financial condition, results of operations and prospects will be adversely affected, and the market price of our common stock could decline. Further, we have limited historic financial data, and we operate in a rapidly evolving market. As such, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market.

Our business and operations have experienced rapid growth, and if we do not appropriately manage any future growth or are unable to improve our systems and processes, our business, financial condition, results of operations and prospects will be adversely affected.

We have experienced rapid growth and increased demand for our products over the last several years, which has placed a strain on our management, administrative, operational and financial infrastructure. Our employee headcount and number of end customers have increased significantly. To handle the increase in end customers, we expect to continue to grow our significantly over the next 12 months. For example, as of December 31, 2010 and June 30, 2014, our cumulative number of end customers increased from approximately 570 to approximately 2,700. As we have grown, we have had to manage an increasingly larger and more complex array of internal systems and processes to scale with all aspects of our business, including our hardware and software development, contract manufacturing and purchasing, logistics and fulfillment and maintenance and support. Our success will depend in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and continue to hire, train and manage new employees as needed. To manage domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting processes and procedures and implement more extensive and integrated financial and business information systems. We may not be able to successfully implement these or other improvements to our systems and processes in an efficient or timely manner, and we may discover deficiencies in their capabilities or effectiveness. We may experience difficulties in managing improvements to our systems and processes or in connection with third-party technology. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. Our failure to improve our systems and processes, or their failure to operate effectively and in the intended manner, may result in disruption of our current operations and end-customer relationships, our inability to manage the growth of our business and our inability to accurately forecast our revenue, expenses and earnings and prevent certain losses.

Our results of operations are likely to vary significantly from period to period and be unpredictable, which could cause the market price of our common stock to decline.

Our results of operations have historically varied from period to period, and we expect that this trend will continue. As a result, you should not rely upon our past financial results for any period as indicators of future performance. Our results of operations in any given period can be influenced by a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	our ability to attract and retain new end customers, including large end customers;

•	the budgeting cycles and purchasing practices of end customers, including large end customers;

•	the buying patterns of our large end customers in which large bulk purchases may or may not occur in certain quarters;

•	changes in end-customer, distributor or reseller requirements or market needs;

•	deferral or cancellation of orders from end customers, including in anticipation of new products or product enhancements announced by us or our competitors, or warranty returns;

•	changes in the growth rate of the networking market;

•
the actual or rumored timing and success of new product and service introductions by us or our competitors or any other change in the competitive landscape of our industry, including consolidation among our competitors or end customers;

•	our ability to successfully expand our business domestically and internationally;

•	our ability to increase the size of our distribution channel;

•	decisions by potential end customers to purchase cloud networking solutions from larger, more established vendors or from their primary network equipment vendors;

•	price competition;

•
insolvency or credit difficulties confronting our end customers, which could adversely affect their ability to purchase or pay for our products and services, or confronting our key suppliers, including our sole source suppliers, which could disrupt our supply chain;

•	any disruption in our sales channel or termination of our relationship with important channel partners;

•	our inability to fulfill our end customers’ orders due to supply chain delays, access to key commodities or technologies or events that impact our manufacturers or their suppliers;

•	the cost and potential outcomes of existing and future litigation;

•	seasonality or cyclical fluctuations in our markets;

•	future accounting pronouncements or changes in our accounting policies;

•	stock-based compensation expense;

•
our overall effective tax rate, including impacts caused by any reorganization in our corporate structure, any changes in our valuation allowance for domestic deferred tax assets and any new legislation or regulatory developments;

•
increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates, as an increasing portion of our expenses are incurred and paid in currencies other than the U.S. dollar;

•	general economic conditions, both domestically and in foreign markets; and

•	other risk factors described in this Form 10-Q.

Any one of the factors above or the cumulative effect of several of the factors described above may result in significant fluctuations in our financial and other results of operations. This variability and unpredictability could result in our failure to meet our revenue, results of operations or other expectations or those of securities analysts or investors for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our common stock could decline substantially, and we could face costly lawsuits, including securities class action suits.

We expect large purchases by a limited number of end customers to continue to represent a substantial majority of our revenue, and any loss or delay of expected purchases could result in material quarter-to-quarter fluctuations of our revenue or otherwise adversely affect our results of operations.

Historically, large purchases by a relatively limited number of end customers have accounted for significant portion of our revenue. Many of these end customers make large purchases to complete or upgrade specific data center installations. These purchases are short-term in nature and are typically made on a purchase-order basis rather than pursuant to long-term contracts. During 2011, 2012 and 2013, sales to our 10 largest end customers accounted for approximately 32.4%, 39.3% and 43.0% of our revenue, respectively. Revenue from sales to Microsoft, through our channel partner, World Wide Technology, Inc., accounted for 10.4% of our revenue for the year ended December 31, 2011, 15.3% of our revenue for the year ended December 31, 2012, 21.9% of our revenue for the year ended December 31, 2013.

As a consequence of the concentrated nature of our customer base and their purchasing behavior, our quarterly revenue and results of operations may fluctuate from quarter to quarter and are difficult to estimate. For example, any cancellation of orders or any acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger end customers could materially affect our revenue and results of operations in any quarterly period. We may be unable to sustain or increase our revenue from our large end customers or offset the discontinuation of concentrated purchases by our larger end customers with purchases by new or existing end customers. We expect that such concentrated purchases will continue to contribute materially to our revenue for the foreseeable future and that our results of operations may fluctuate materially as a result of such larger end customers’ buying patterns. In addition, we may see consolidation of our customer base, such as among Internet companies and cloud service providers, which could result in loss of end customers. The loss of such end customers, or a significant delay or reduction in their purchases, could materially harm our business, financial condition, results of operations and prospects.

Our revenue growth rate in recent periods may not be indicative of our future performance.

Our revenue growth rate in recent periods may not be indicative of our future performance. We experienced annual revenue growth rates of 95.0%, 38.3% and 86.8% in 2011, 2012 and 2013, respectively. We may not achieve similar revenue growth rates in future periods, especially as we enter and expand into the cloud services and application services provider markets. You should not rely on our revenue for any prior quarterly or annual period as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected.

We face intense competition, especially from larger, well-established companies, and we may lack sufficient financial or other resources to maintain or improve our competitive position.

The market for data center networking, including the market for cloud networking, is intensely competitive, and we expect competition to increase in the future from established competitors and new market entrants. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and our failure to increase, or the loss of, market share, any of which would likely seriously harm our business, financial condition, results of operations and prospects.

We compete with large network equipment and system vendors, including Cisco Systems, Juniper Networks, Brocade Communications Systems, Hewlett-Packard and Dell. We also face competition from other companies and new market entrants, some of which may be our current technology partners and end customers. Many of our existing and potential competitors enjoy substantial competitive advantages, such as:

•	greater name recognition and longer operating histories;

•	larger sales and marketing budgets and resources;

•	broader distribution and established relationships with channel partners and end customers;

•	greater access to larger end-customer bases;

•	greater end-customer support resources;

•	greater manufacturing resources;

•	the ability to leverage their sales efforts across a broader portfolio of products;

•	the ability to bundle competitive offerings with other products and services;

•	the ability to set more aggressive pricing policies;

•	lower labor and development costs;

•	greater resources to make acquisitions;

•	larger intellectual property portfolios; and

•	substantially greater financial, technical, research and development or other resources.

Our competitors also may be able to provide end customers with capabilities or benefits different from or greater than those we can provide in areas such as technical qualifications or geographic presence or may be able to provide end customers a broader range of products, services and prices. In addition, large competitors may have more extensive relationships with and within existing and potential end customers that provide them with an advantage in competing for business with those end customers. For example, certain large competitors encourage end customers of their other products and services to adopt their data networking solutions through discounted bundled product packages. Our ability to compete will depend upon our ability to provide a better solution than our competitors at a more competitive price. We may be required to make substantial additional investments in research, development, marketing and sales in order to respond to competition, and we cannot assure you that these investments will achieve any returns for us or that we will be able to compete successfully in the future.

We also expect increased competition if our market continues to expand. Conditions in our market could change rapidly and significantly as a result of technological advancements or other factors. Current or potential competitors may be acquired by third parties that have greater resources available than we do. Our current or potential competitors might take advantage of the greater resources of the larger organization resulting from these acquisitions to compete more vigorously or broadly with us. In addition, continued industry consolidation might adversely affect end customers’ perceptions of the viability of smaller and even medium-sized networking companies and, consequently, end customers’ willingness to purchase from those companies. Further, certain large end customers have explored developing network switches and cloud service solutions for internal use and/or to broaden their portfolio of products, which could allow these end customers to become new competitors in the market.

If we do not successfully anticipate technological shifts, market needs and opportunities, and develop products and product enhancements that meet those technological shifts, needs and opportunities, or if those products are not made available in a timely manner or do not gain market acceptance, we may not be able to compete effectively, and our ability to generate revenue will suffer.

The cloud networking market can be characterized by rapid technological shifts and increasingly complex end-customer requirements to achieve scalable and more programmable networks that facilitate virtualization, big data, public/private cloud and web scale computing. We must continue to develop new technologies and products that address emerging technological trends and changing end-customer needs. The process of developing new technology is complex and uncertain, and new offerings requires significant upfront investment that may not result in material design improvements to existing products or result in marketable new products or costs savings or revenue for an extended period of time, if at all. The success of new products depends on several factors, including appropriate new product definition, component costs, timely completion and introduction of these products, differentiation of new products from those of our competitors and market acceptance of these products.

In addition, new technologies could render our existing products obsolete or less attractive to end customers, and our business, financial condition, results of operations and prospects could be materially adversely affected if such technologies are widely adopted. For example, end customers may prefer to address their network switch requirements by licensing software operating systems separately and placing them on industry-standard servers or develop their own networking products rather than purchasing integrated hardware products as has occurred in the server industry.

We may not be able to successfully anticipate or adapt to changing technology or end-customer requirements on a timely basis, or at all. If we fail to keep up with technology changes or to convince our end customers and potential end customers of the value of our solutions even in light of new technologies, our business, financial condition, results of operations and prospects could be materially adversely affected.

We are currently involved in a license dispute with OptumSoft, Inc.

On April 4, 2014, OptumSoft filed a lawsuit against us in the Superior Court of California, Santa Clara County titled OptumSoft, Inc. v. Arista Networks, Inc., in which it asserts (i) ownership of certain components of our EOS network operating system pursuant to the terms of a 2004 agreement between the companies and (ii) breaches of certain confidentiality and use restrictions in that agreement. Under the terms of the 2004 agreement, OptumSoft provided us with a non-exclusive, irrevocable, royalty-free license to software delivered by OptumSoft comprising a software tool used to develop certain components of EOS and a runtime library that is incorporated into EOS. The 2004 agreement places certain restrictions on our use and disclosure of the OptumSoft software and gives OptumSoft ownership of improvements, modifications and corrections to, and derivative works of, the OptumSoft software that we develop. In its lawsuit, OptumSoft has asked the Court to order us to (i) give OptumSoft copies of certain components of our software for evaluation by OptumSoft, (ii) cease all conduct constituting the alleged confidentiality and use restriction breaches, (iii) secure the return or deletion of OptumSoft’s alleged intellectual property provided to third parties, including our customers, (iv) assign ownership to OptumSoft of OptumSoft’s alleged intellectual property currently owned by us, and (v) pay OptumSoft’s alleged damages, attorney’s fees, and costs of the lawsuit. David Cheriton, one of our founders and a former member of our board of directors who resigned from our board of directors on March 1, 2014 and has no continuing role with us, is a founder and, we believe, the largest stockholder and director of OptumSoft. The 2010 David R. Cheriton Irrevocable Trust dtd July 27, 2010, a trust for the benefit of the minor children of Mr. Cheriton, is our largest stockholder.

OptumSoft has identified in confidential documents certain software components it claims to own, which are generally applicable tools and utility subroutines and not networking specific code. We cannot assure which software components OptumSoft may ultimately claim to own in the litigation or whether such claimed components are material.

On August 1, 2014, the Santa Clara Superior Court held a case management conference (CMC). At the CMC, the Court set a trial date for April 2016.

We intend to vigorously defend against OptumSoft’s lawsuit. However, we cannot be certain that, if litigated, any claims by OptumSoft would be resolved in our favor. For example, if it were determined that OptumSoft owned components of our EOS network operating system, we would be required to transfer ownership of those components and any related intellectual property to OptumSoft. If OptumSoft were the owner of those components, it could make them available to our competitors, such as through a sale or license. In addition, OptumSoft could assert additional or different claims against us, including claims that our license from OptumSoft is invalid.

Additionally, the existence of this lawsuit could cause concern among our customers and potential customers and could adversely affect our business and results of operations. An adverse litigation ruling could also result in a significant damages award against us and the injunctive relief described above. In addition, if our license was ruled to have been terminated, and we were not able to negotiate a new license from OptumSoft on reasonable terms, we could be required to pay substantial royalties to OptumSoft or be prohibited from selling products that incorporate OptumSoft intellectual property. Any such adverse ruling could materially adversely affect our business, prospects, results of operation and financial condition. Whether or not we prevail in the lawsuit, we expect that the litigation will be expensive, time-consuming and a distraction to management in operating our business. See “Legal Proceedings.”

Product quality problems, defects, errors or vulnerabilities in our products or services could harm our reputation and adversely affect our business, financial condition, results of operations and prospects.

We produce highly complex products that incorporate advanced technologies, including both hardware and software technologies. Despite testing prior to their release, our products may contain undetected defects or errors, especially when first introduced or when new versions are released. Product defects or errors could affect the performance of our products and could delay the development or release of new products or new versions of products. Allegations of unsatisfactory performance could cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs in redesigning the products, cause us to lose significant end customers, subject us to liability for damages and divert our resources from other tasks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects.

From time to time, we have had to replace certain components of products that we had shipped and provide remediation in response to the discovery of defects or bugs, including failures in software protocols or defective component batches resulting in reliability issues, in such products, and we may be required to do so in the future. We may also be required to provide full replacements or refunds for such defective products. We cannot assure you that such remediation would not have a material effect on our business, financial condition, results of operations and prospects. Please see “—Our business is subject to the risks of warranty claims, product returns, product liability and product defects.”

The cloud networking market is still in its early stages and is rapidly evolving. If this market does not evolve as we anticipate or our target end customers do not adopt our cloud networking solutions, we may not be able to compete effectively, and our ability to generate revenue will suffer.

The cloud networking market is still in its early stages. The market demand for cloud networking solutions has increased in recent years as end customers have deployed larger networks and have increased the use of virtualization and cloud computing. Our success depends upon our ability to provide cloud networking solutions that address the needs of end customers more effectively and economically than those of other competitors or existing technologies.

If the cloud networking solutions market does not develop in the way we anticipate, if our solutions do not offer benefits compared to competing network switching products or if end customers do not recognize the benefits that our solutions provide, then our business, financial condition, results of operations and prospects could be materially adversely affected.

We identified a material weakness in our internal controls for the years ended December 31, 2010, 2011, 2012 and 2013 that, if not properly remediated, could result in material misstatements in our financial statements in future periods and impair our ability to comply with the accounting and reporting requirements applicable to public companies.

Our independent registered public accounting firm has not conducted an audit of our internal control over financial reporting. However, in connection with the audit of our consolidated financial statements for 2010 to 2012 and 2013, we identified a material weakness in our internal control over financial reporting. As defined in the standards established by the Public Company Accounting Oversight Board of the U.S.A., a “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified in 2013 includes certain controls related to our inventory process that were not designed and implemented during the year. As a result, we identified material errors requiring adjustment in order for the financial statements to be presented accurately in accordance with U.S. generally accepted accounting principles. Specifically, in conjunction with changes in our supply chain, we did not appropriately capitalize the cost of freight incurred related to product shipped from our contract manufacturers to the distribution centers and we also did not appropriately capitalize the purchase price variance for inventory. These errors were subsequently corrected and disclosed in our financial statements.

Our remediation efforts are still in process and have not yet been completed. Because of this material weakness, there is heightened risk that a material misstatement of our annual or quarterly financial statements will not be prevented or detected. In addition, the remediation steps we have taken, are taking and expect to take may not effectively remediate the material weakness, in which case our internal control over financial reporting would continue to be ineffective. We cannot guarantee that we will be able to complete our remedial actions successfully. Even if we are able to complete these actions successfully, these measures may not adequately address our material weakness. In addition, it is possible that we will discover additional material weaknesses in our internal control over financial reporting.

We will be required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an “emerging growth company” as defined in the JOBS Act, if we take advantage of the exemptions contained in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that such firm is not satisfied with the level at which our controls are documented, designed or operating. As a result, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. Our remediation efforts may not enable us to avoid a material weakness in the future. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently.

If we are unable to adequately remediate the foregoing material weakness or comply or continue to comply with the foregoing obligations, it could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from the New York Stock Exchange and the inability of registered broker-dealers to make a market in our common stock, which could reduce the market price of our common stock. In addition, in the event that we do not adequately remediate this material weakness, or if we fail to maintain proper and effective internal controls in future periods, our business, results of operations and financial condition and our ability to run our business effectively could be adversely affected and investors could lose confidence in our financial reporting.

If we are unable to attract new large end customers or to sell additional products to our existing end customers, our revenue growth will be adversely affected and our revenue could decrease.

To increase our revenue, we must add new end customers and large end customers and sell additional products to existing end customers. For example, one of our sales strategies is to target specific projects at our current end customers because they are familiar with the operational and economic benefits of our solutions, thereby reducing the sales cycle into these customers. We believe this opportunity with current end customers to be significant given their existing infrastructure and expected future spend. If we fail to attract new large end customers or sell additional products to our existing end customers, our business, financial condition, results of operations and prospects will be harmed.

Some of our large end customers require more favorable terms and conditions from their vendors and may request price concessions. As we seek to sell more products to these end customers, we may be required to agree to terms and conditions that may have an adverse effect on our business or ability to recognize revenue.

Our large end customers have significant purchasing power and, as a result, may receive more favorable terms and conditions than we typically provide to other end customers, including lower prices, bundled upgrades, extended warranties, acceptance terms and extended return policies and other contractual rights. As we seek to sell more products to these large end customers, an increased mix of our shipments may be subject to such terms and conditions, which may reduce our margins or affect the timing of our revenue recognition and thus may have an adverse effect on our business, financial condition, results of operations and prospects.

Reliance on shipments at the end of the quarter could cause our revenue for the applicable period to fall below expected levels.

As a result of end-customer buying patterns and the efforts of our sales force and channel partners to meet or exceed their sales objectives, we have historically received and fulfilled a substantial portion of sales orders and generated a substantial portion of revenue during the last few weeks of each quarter. This places significant pressure on order review and processing, supply chain management, manufacturing, inventory and quality control management, shipping and trade compliance to ensure that we have properly forecasted supply purchasing, manufacturing capacity, inventory and quality compliance and logistics. If there is any significant interruption in these critical functions, it could result in delayed order fulfillment, adversely affect our business, financial condition, results of operations and prospects and result in a decline in the market price of our common stock.

We base our inventory requirements on our forecasts of future sales. If these forecasts are materially inaccurate, we may procure inventory that we may be unable to use in a timely manner or at all.

Our contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and analyses from our sales and marketing organizations, adjusted for overall market conditions. To the extent our forecasts are materially inaccurate, we may under- or over-procure inventory, and such inaccuracies in our forecasts could materially adversely affect our business, financial condition and results of operations.

Managing the supply of our products and product components is complex. Insufficient supply and inventory may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.

Managing the supply of our products and product components is complex, and our inventory management systems and related supply-chain visibility tools may not enable us to forecast accurately and manage effectively the supply of our products and product components. Insufficient supply and inventory may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins. In order to reduce manufacturing lead times and plan for adequate component supply, from time to time we may issue purchase orders for components and products that are non-cancelable and non-returnable. We establish a liability for non-cancelable, non-returnable purchase commitments with our third-party contract manufacturers for quantities in excess of our demand forecasts, or obsolete material charges. As of June 30, 2014 and December 31, 2013, our provision for non-cancelable, non-returnable purchase commitments was $1.6 million and $1.8 million, respectively. We did not have provisions for non-cancelable, non-returnable purchase commitments as of December 31, 2011 and 2012.

Supply management remains an increased area of focus as we balance the need to maintain sufficient supply levels to ensure competitive lead times against the risk of obsolescence or the end of life of certain products. If we ultimately determine that we have excess supply, we may have to reduce our prices and write down inventory, which in turn could result in lower gross margins. We record a provision when inventory is determined to be in excess of anticipated demand or obsolete to adjust inventory to its estimated realizable value. For the years ended December 31, 2011, 2012 and 2013, we incurred inventory write-downs of $1.6 million, $3.2 million, $5.3 million, respectively.

Alternatively, insufficient supply levels may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential end customers turn to competitors’ products that are readily available. Additionally, any increases in the time required to manufacture our products or ship products could result in supply shortfalls. If we are unable to effectively manage our supply and inventory, our business, financial condition, results of operations and prospects could be adversely affected.

Because some of the key components in our products come from sole limited sources of supply, we are susceptible to supply shortages or supply changes, which could disrupt or delay our scheduled product deliveries to our end customers and may result in the loss of sales and end customers.

Our products rely on key components, including integrated circuit components and power supplies that our contract manufacturers purchase on our behalf from a limited number of suppliers, including certain sole source providers. We do not have guaranteed supply contracts with any of our component suppliers, and our suppliers could delay shipments or cease manufacturing such products or selling them to us at any time. For example, in the past we have experienced shortages in inventory for dynamic random access memory integrated circuits and delayed releases of the next generation of chipset, which delayed our production and/or the release of our new products. The development of alternate sources for those components is time-consuming, difficult and costly. If we are unable to obtain a sufficient quantity of these components on commercially reasonable terms or in a timely manner, sales of our products could be delayed or halted entirely or we may be required to redesign our products. Any of these events could result in lost sales and damage to our end-customer relationships, which would adversely impact our business, financial condition, results of operations and prospects.

Our product development efforts are also dependent upon our continued collaboration with our key merchant silicon vendors such as Broadcom and Intel. As we develop our product roadmap and continue to expand our relationships with these and other merchant silicon vendors, it is critical that we work in tandem with our key merchant silicon vendors to ensure that their silicon includes improved features and that our products take advantage of such improved features. This enables us to focus our research and development resources on our software core competencies and to leverage the investments made by merchant silicon vendors to achieve cost-effective solutions.

If our key merchant silicon vendors do not continue to collaborate in such a fashion, if they do not continue to innovate or if there are delays in the release of their products, our own product launches could be delayed, which could have a material effect on revenue and business, financial condition, results of operations and prospects.

In the event of a shortage or supply interruption from our component suppliers, we may not be able to develop alternate or second sources in a timely manner. Further, long-term supply and maintenance obligations to end customers increase the duration for which specific components are required, which may increase the risk of component shortages or the cost of carrying inventory. In addition, our component suppliers change their selling prices frequently in response to market trends, including industry-wide increases in demand, and because we do not have contracts with these suppliers, we are susceptible to price fluctuations related to raw materials and components. If we are unable to pass component price increases along to our end customers or maintain stable pricing, our gross margins could be adversely affected and our business, financial condition, results of operations and prospects could suffer.

Because we depend on third-party manufacturers to build our products, we are susceptible to manufacturing delays and pricing fluctuations that could prevent us from shipping end-customer orders on time, if at all, or on a cost-effective basis, which may result in the loss of sales and end customers.

We depend on third-party contract manufacturers, primarily Jabil Circuit and Foxconn, as our sole source manufacturers for our product lines. A significant portion of our cost of revenue consists of payments to these third-party contract manufacturers. Our reliance on these third-party contract manufacturers reduces our control over the manufacturing process, quality assurance, product costs and product supply and timing, which exposes us to risk. Any manufacturing disruption by these third-party manufacturers could severely impair our ability to fulfill orders on time, if at all, or on a cost-effective basis.

Our reliance on contract manufacturers also yields the potential for their infringement of third party intellectual property rights in the manufacturing of our products or misappropriation of our intellectual property rights in the manufacturing of other customers’ products. If we are unable to manage our relationships with our third-party contract manufacturers effectively, or if these third-party manufacturers suffer delays or disruptions for any reason, experience increased manufacturing lead times, capacity constraints or quality control problems in their manufacturing operations or fail to meet our future requirements for timely delivery, our ability to ship products to our end customers would be severely impaired, and our business, financial condition, results of operations and prospects would be seriously harmed.

Our contract manufacturers typically fulfill our supply requirements on the basis of individual orders. We do not have long-term contracts with our third-party manufacturers that guarantee capacity, the continuation of particular pricing terms or the extension of credit limits. Accordingly, they are not obligated to continue to fulfill our supply requirements, which could result in supply shortages, and the prices we are charged for manufacturing services could be increased on short notice. For example, a competitor could place large orders with the third-party manufacturer, thereby utilizing all or substantially all of such third-party manufacturer’s capacity and leaving the manufacturer little or no capacity to fulfill our individual orders without price increases or delays, or at all. Our contract with one of our contract manufacturers permits it to terminate the agreement for convenience, subject to prior notice requirements. We may not be able to develop alternate or second contract manufacturers in a timely manner. If we are required to change contract manufacturers, our ability to meet our scheduled product deliveries to our end customers could be adversely affected, which could cause the loss of sales to existing or potential end customers, delayed revenue or an increase in our costs which could adversely affect our gross margins. The addition of contract manufacturers or manufacturing locations also would increase the complexity of our supply chain management. Any production interruptions or disruptions for any reason, such as a natural disaster, epidemic, capacity shortages, adverse results from intellectual property litigation or quality problems, at one of our manufacturing partners would adversely affect sales of our product lines manufactured by that manufacturing partner and adversely affect our business, financial condition, results of operations and prospects.

If we are unable to increase market awareness of our company and our products, our revenue may not continue to grow or may decline.

We have not yet established broad market awareness of our products and services. Market awareness of our value proposition and products and services will be essential to our continued growth and our success, particularly for the service provider and large enterprise markets. If our marketing efforts are unsuccessful in creating market awareness of our company and our products and services, then our business, financial condition, results of operations and prospects will be adversely affected, and we will not be able to achieve sustained growth.

The sales prices of our products and services may decrease, which may reduce our gross profits and adversely affect our results of operations.

The sales prices for our products and services may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of products and services, anticipation of the introduction of new products and services by us or by our competitors, promotional programs, product and related warranty costs or broader macroeconomic factors. In addition, we have provided, and may in the future provide, pricing discounts to large end customers, which may result in lower margins for the period in which such sales occur. Our gross margins may also fluctuate as a result of the timing of such sales to large end customers.

We have experienced declines in sales prices for our products, including our 10 Gigabit Ethernet modular and fixed switches. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products and services that compete with ours or may bundle them with other products and services. Additionally, although we price our products worldwide in U.S. dollars, currency fluctuations in certain countries and regions may adversely affect actual prices that partners and end customers are willing to pay in those countries and regions. Furthermore, we anticipate that the sales prices and gross profits for our products will decrease over product life cycles. Decreased sales prices for any reason may reduce our gross profits and adversely affect our result of operations.

Seasonality may cause fluctuations in our revenue and results of operations.

We operate on a December 31 year end and believe that there are significant seasonal factors which may cause product revenue to be greater for the second and fourth quarters of our year than our first and third quarters. We believe that this seasonality results from a number of factors, including the procurement, budgeting and deployment cycles of many of our end customers. Our rapid historical growth may have reduced the impact of seasonal or cyclical factors that might have influenced our business to date. As our increasing size causes our growth rate to slow, seasonal or cyclical variations in our operations may become more pronounced over time and may materially affect our business, financial condition, results of operations and prospects.

If we are unable to hire, retain, train and motivate qualified personnel and senior management, our business, financial condition, results of operations and prospects could suffer.

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel, particularly software engineering and sales personnel. Competition for highly skilled personnel is often intense, especially in the San Francisco Bay Area where we have a substantial presence and need for highly skilled personnel. Many of the companies with which we compete for experienced personnel have greater resources than we have to provide more attractive compensation packages and other amenities. Research and development personnel are aggressively recruited by startup and emerging growth companies, which are especially active in many of the technical areas and geographic regions in which we conduct product development. In addition, in making employment decisions, particularly in the high-technology industry, job candidates often consider the value of the stock-based compensation they are to receive in connection with their employment. Declines in the market price of our stock could adversely affect our ability to attract, motivate or retain key employees. If we are unable to attract or retain qualified personnel, or if there are delays in hiring required personnel, our business, financial condition, results of operations and prospects may be seriously harmed.

Also, to the extent we hire personnel from competitors, we may be subject to allegations that such personnel has been improperly solicited, that such personnel has divulged proprietary or other confidential information or that former employers own certain inventions or other work product. Such claims could result in litigation. Please see “—We may become involved in litigation that may materially adversely affect us.”

Our future performance also depends on the continued services and continuing contributions of our senior management to execute our business plan and to identify and pursue new opportunities and product innovations. Our employment arrangements with our employees do not require that they continue to work for us for any specified period, and therefore, they could terminate their employment with us at any time. The loss of our key personnel, including Jayshree Ullal, our Chief Executive Officer, Andy Bechtolsheim, our Founder and Chief Development Officer, and Kenneth Duda, our Founder, Chief Technology Officer and SVP Software Engineering or other members of our senior management team, sales and marketing team or engineering team, or any difficulty attracting or retaining other highly qualified personnel in the future, could significantly delay or prevent the achievement of our development and strategic objectives, which could adversely affect our business, financial condition, results of operations and prospects.

We are subject to a number of risks associated with the expansion of our international sales and operations.

Our ability to grow our business and our future success will depend to a significant extent on our ability to expand our operations and customer base worldwide. We have a limited history of marketing, selling and supporting our products and services internationally. Operating in a global marketplace, we are subject to risks associated with having an international reach and requirements such as compliance with applicable anticorruption laws.

One such applicable anticorruption law is the U.S. Foreign Corrupt Practices Act, or FCPA, which generally prohibits U.S. companies and its employees and intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business, securing an advantage and directing business to another, and requires companies to maintain accurate books and records and a system of internal accounting controls. Under the FCPA, U.S. companies may be held liable for the corrupt actions taken by directors, officers, employees, agents, or other strategic or local partners or representatives. As such, if we or our intermediaries fail to comply with the requirements of the FCPA or similar legislation, governmental authorities in the U.S. and elsewhere could seek to impose civil and/or criminal fines and penalties which could have a material adverse effect on our business, results of operations and financial conditions. We are currently in the early stages of implementing an anticorruption compliance program. Failure to comply with anti-corruption and anti-bribery laws, such as the FCPA and the United Kingdom Bribery Act of 2010, or the United Kingdom Bribery Act, and similar laws associated with our activities outside the United States, could subject us to penalties and other adverse consequences. We intend to increase our international sales and business and, as such, the risk of violating laws such as the FCPA and United Kingdom Bribery Act increases.

Additionally, as a result of our international reach, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing and retaining an international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets. We also enter into strategic distributor and reseller relationships with companies in certain international markets where we do not have a local presence. If we are not able to maintain successful strategic distributor relationships internationally or to recruit additional companies to enter into strategic distributor relationships, our future success in these international markets could be limited. Business practices in the international markets that we serve may differ from those in the United States and may require us in the future to include terms other than our standard terms in end-customer contracts, although to date we generally have not done so. To the extent that we may enter into end-customer contracts in the future that include non-standard terms related to payment, warranties or performance obligations, our results of operations may be adversely affected.

Additionally, our international sales and operations are subject to a number of risks, including the following:

•	greater difficulty in enforcing contracts and accounts receivable collection and longer collection periods;

•	increased expenses incurred in establishing and maintaining our international operations;

•	fluctuations in exchange rates between the U.S. dollar and foreign currencies where we do business;

•	greater difficulty and costs in recruiting local experienced personnel;

•	wage inflation in certain growing economies;

•	general economic and political conditions in these foreign markets;

•	economic uncertainty around the world as a result of sovereign debt issues;

•	communication and integration problems resulting from cultural and geographic dispersion;

•	limitations on our ability to access cash resources in our international operations;

•	ability to establish necessary business relationships and to comply with local business requirements;

•	risks associated with trade restrictions and foreign legal requirements, including the importation, certification and localization of our products required in foreign countries;

•	greater risk of unexpected changes in regulatory practices, tariffs and tax laws and treaties;

•	the uncertainty of protection for intellectual property rights in some countries;

•	greater risk of a failure of foreign employees to comply with both U.S. and foreign laws, including antitrust regulations, the FCPA and any trade regulations ensuring fair trade practices; and

•
heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements.

These and other factors could harm our ability to gain future international revenue and, consequently, materially affect our business, financial condition, results of operations and prospects. Expanding our existing international operations and entering into additional international markets will require significant management attention and financial commitments. Our failure to successfully manage our international operations and the associated risks effectively could limit our future growth or materially adversely affect our business, financial condition, results of operations and prospects.

Our ability to sell our products is highly dependent on the quality of our support and services offerings, and our failure to offer high-quality support and services could have a material adverse effect on our business, financial condition, results of operations and prospects.

Once our products are deployed within our end customers’ networks, our end customers depend on our support organization and our channel partners to resolve any issues relating to our products. High-quality support is critical for the successful marketing and sale of our products. If we or our channel partners do not assist our end customers in deploying our products effectively, do not succeed in helping our end customers resolve post-deployment issues quickly or do not provide adequate ongoing support, it could adversely affect our ability to sell our products to existing end customers and could harm our reputation with potential end customers. In addition, as we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. Our failure or the failure of our channel partners to maintain high-quality support and services could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may become involved in litigation that may materially adversely affect us.

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including patent, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability and/or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations and prospects.

Adverse economic conditions or reduced information technology and network infrastructure spending may adversely affect our business, financial condition, results of operations and prospects.

Our business depends on the overall demand for information technology, network connectivity and access to data and applications. Weak domestic or global economic conditions, fear or anticipation of such conditions or a reduction in information technology and network infrastructure spending even if economic conditions improve, could adversely affect our business, financial condition, results of operations and prospects in a number of ways, including longer sales cycles, lower prices for our products and services, higher default rates among our distributors, reduced unit sales and lower or no growth. For example, the ongoing debt concerns in many countries in Europe have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets, particularly if any future sovereign debt defaults or significant bank failures or defaults occur. Market uncertainty and instability in Europe could intensify or spread further, particularly if ongoing stabilization efforts prove insufficient. Concerns have been raised as to the financial, political and legal ineffectiveness of measures taken to date. Continuing or worsening economic instability in Europe and elsewhere could adversely affect spending for IT, network infrastructure, systems and tools. Continued turmoil in the geopolitical environment in many parts of the world may also affect the overall demand for our products. Although we do not believe that our business, financial condition, results of operations and prospects have been significantly adversely affected by economic and political uncertainty in Europe and other countries, deterioration of such conditions may harm our business, financial condition, results of operations and prospects in the future. A prolonged period of economic uncertainty or a downturn may also significantly affect financing markets, the availability of capital and the terms and conditions of financing arrangements, including the overall cost of financing as well as the financial health or creditworthiness of our end customers. Circumstances may arise in which we need, or desire, to raise additional capital, and such capital may not be available on commercially reasonable terms, or at all.

Assertions by third parties of infringement or other violations by us of their intellectual property rights, or other lawsuits asserted against us, could result in significant costs and substantially harm our business, financial condition, results of operations and prospects.

Patent and other intellectual property disputes are common in the network infrastructure industry and have resulted in protracted and expensive litigation for many companies. Many companies in the network infrastructure industry, including our competitors and other third parties, as well as non-practicing entities, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims of patent infringement, misappropriation or other violations of intellectual property rights against us. From time to time, they have or may in the future also assert such claims against us, our end customers or channel partners whom we typically indemnify against claims that our products infringe, misappropriate or otherwise violate the intellectual property rights of third parties. As the number of products and competitors in our market increases and overlaps occur, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Any claim of infringement, misappropriation or other violations of intellectual property rights by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, distract our management from our business and require us to cease use of such intellectual property.

The patent portfolios of most of our competitors are larger than ours. This disparity may increase the risk that our competitors may sue us for patent infringement and may limit our ability to counterclaim for patent infringement or settle through patent cross-licenses. In addition, future assertions of patent rights by third parties, and any resulting litigation, may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may therefore provide little or no deterrence or protection. We cannot assure you that we are not infringing or otherwise violating any third-party intellectual property rights.

The third-party asserters of intellectual property claims may be unreasonable in their demands, or may simply refuse to settle, which could lead to expensive settlement payments, prolonged periods of litigation and related expenses, additional burdens on employees or other resources, distraction from our business, supply stoppages and lost sales.

An adverse outcome of a dispute may require us to pay substantial damages including treble damages if we are found to have willfully infringed a third party’s patents; cease making, licensing or using solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to attempt to redesign our products or services or otherwise to develop non-infringing technology, which may not be successful; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or intellectual property rights; and indemnify our partners and other third parties. Any damages or royalty obligations we may become subject to as a result of an adverse outcome, and any third-party indemnity we may need to provide, could harm our business, financial condition, results of operations and prospects. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. Further, there is little or no information publicly available concerning market or fair values for license fees, which can lead to overpayment of license or settlement fees. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Suppliers subject to third-party intellectual property claims also may choose or be forced to discontinue or alter their arrangements with us, with little or no advance notice to us. Any of these events could seriously harm our business, financial condition, results of operations and prospects.

Our standard sales contracts contain indemnification provisions requiring us to defend our end customers against third-party claims, including against infringement of certain intellectual property rights, that could expose us to losses which could seriously harm our business, financial conditions, results of operations and prospects.

Under the indemnification provisions of our standard sales contracts, we agree to defend our end customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay judgments entered on such claims. Our exposure under these indemnification provisions is generally limited to the total amount paid by our end customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. Any of these events, including claims for indemnification, could seriously harm our business, financial condition, results of operations and prospects.

If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur significant expenses to enforce our rights.

We depend on our ability to protect our proprietary technology. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. We have not registered our trademarks in all geographic markets. Failure to secure those registrations could adversely affect our ability to enforce and defend our trademark rights and result in indemnification claims. Further, any claim of infringement by a third party, even those claims without merit, could cause us to incur substantial costs defending against such claim, could divert management attention from our business and could require us to cease use of such intellectual property in certain geographic markets.

Despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in countries outside of the United States. Further, with respect to patent rights, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. To the extent that additional patents are issued from our patent applications, which is not certain, they may be contested, circumvented or invalidated in the future. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies to our own now or in the future. In addition, we rely on confidentiality or license agreements with third parties in connection with their use of our products and technology. There is no guarantee that such parties will abide by the terms of such agreements or that we will be able to adequately enforce our rights, in part because we rely on “shrink-wrap” licenses in some instances.

Detecting and protecting against the unauthorized use of our products, technology and proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management resources, either of which could harm our business, financial condition, results of operations and prospects, and there is no guarantee that we would be successful. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to protecting their technology or intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property, which could result in a substantial loss of our market share.

We rely on the availability of licenses to third-party software and other intellectual property.

Many of our products and services include software or other intellectual property licensed from third parties, and we otherwise use software and other intellectual property licensed from third parties in our business. This exposes us to risks over which we may have little or no control. For example, a licensor may have difficulties keeping up with technological changes or may stop supporting the software or other intellectual property that it licenses to us. Also, it will be necessary in the future to renew licenses, expand the scope of existing licenses or seek new licenses, relating to various aspects of these products and services or otherwise relating to our business, which may result in increased license fees. These licenses may not be available on acceptable terms, if at all. In addition, a third party may assert that we or our end customers are in breach of the terms of a license, which could, among other things, give such third party the right to terminate a license or seek damages from us, or both. The inability to obtain or maintain certain licenses or other rights or to obtain or maintain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could result in delays in releases of products and services and could otherwise disrupt our business, until equivalent technology can be identified, licensed or developed, if at all, and integrated into our products and services or otherwise in the conduct of our business. Moreover, the inclusion in our products and services of software or other intellectual property licensed from third parties on a nonexclusive basis may limit our ability to differentiate our products from those of our competitors. Any of these events could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our products contain third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our products.

Our products contain software modules licensed to us by third-party authors under “open source” licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software that we use. If we combine our software with open source software in a certain manner, we could, under certain open source licenses, be required to release portions of the source code of our software to the public. This would allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of product sales for us.

Although we monitor our use of open source software to avoid subjecting our products to conditions we do not intend, the terms of many open source licenses have not been interpreted by U.S. courts, and these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products. Moreover, we cannot assure you that our processes for controlling our use of open source software in our products will be effective. If we are held to have breached the terms of an open source software license, we could be required to seek licenses from third parties to continue offering our products on terms that are not economically feasible, to re-engineer our products, to discontinue the sale of our products if re-engineering could not be accomplished on a timely basis or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition, results of operations and prospects.

Sales of our 7000 Series of switches generate most of our product revenue, and if we are unable to continue to grow sales of these products, our business, financial condition, results of operations and prospects will suffer.

Historically, we have derived substantially all of our product revenue from sales of our 7000 Series of switches, and we expect to continue to do so for the foreseeable future. A decline in the price of these products and related services, or our inability to increase sales of these products, would harm our business, financial condition, results of operations and prospects more seriously than if we derived significant revenue from a larger variety of product lines and services. Our future financial performance will also depend upon successfully developing and selling next-generation versions of our 7000 Series of switches. If we fail to deliver new products, new features, or new releases that end customers want and that allow us to maintain leadership in what will continue to be a competitive market environment, our business, financial condition, results of operations and prospects will be harmed.

We expect our gross margins to vary over time and to be adversely affected by numerous factors.

We expect our gross margins to vary over time and to be affected by numerous factors, including:

•	changes in end-customer or product mix, including mix of configurations within each product group;

•	introduction of new products, including products with price-performance advantages;

•	our ability to reduce production costs;

•	entry into new markets or growth in lower margin markets;

•	entry in markets with different pricing and cost structures;

•	pricing discounts;

•	increases in material, labor or other manufacturing-related costs, which could be significant especially during periods of supply constraints;

•	excess inventory and inventory holding charges;

•	obsolescence charges;

•	changes in shipment volume;

•	the timing of revenue recognition and revenue deferrals;

•
increased cost, loss of cost savings or dilution of savings due to changes in component pricing or charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand or if the financial health of either contract manufacturers or suppliers deteriorates;

•	lower than expected benefits from value engineering;

•	increased price competition;

•	changes in distribution channels;

•	increased warranty costs; and

•	how well we execute our strategy and operating plans.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales and revenue are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.

The timing of our sales and revenue recognition is difficult to predict because of the length and unpredictability of our products’ sales cycles. A sales cycle is the period between initial contact with a prospective end customer and any sale of our products. End-customer orders often involve the purchase of multiple products. These orders are complex and difficult to complete because prospective end customers generally consider a number of factors over an extended period of time before committing to purchase the products and solutions we sell. End customers, especially in the case of our large end customers, often view the purchase of our products as a significant and strategic decision and require considerable time to evaluate, test and qualify our products prior to making a purchase decision and placing an order. The length of time that end customers devote to their evaluation, contract negotiation and budgeting processes varies significantly. Our products’ sales cycles can be lengthy in certain cases, especially with respect to our prospective large end customers. During the sales cycle, we expend significant time and money on sales and marketing activities and make investments in evaluation equipment, all of which lower our operating margins, particularly if no sale occurs. Even if an end customer decides to purchase our products, there are many factors affecting the timing of our recognition of revenue, which makes our revenue difficult to forecast. For example, there may be unexpected delays in an end customer’s internal procurement processes, particularly for some of our larger end customers for which our products represent a very small percentage of their total procurement activity. There are many other factors specific to end customers that contribute to the timing of their purchases and the variability of our revenue recognition, including the strategic importance of a particular project to an end customer, budgetary constraints and changes in their personnel.

Even after an end customer makes a purchase, there may be circumstances or terms relating to the purchase that delay our ability to recognize revenue from that purchase. For example, the sale of our products may be subject to acceptance testing. In addition, the significance and timing of our product enhancements, and the introduction of new products by our competitors, may also affect end customers’ purchases. For all of these reasons, it is difficult to predict whether a sale will be completed, the particular period in which a sale will be completed or the period in which revenue from a sale will be recognized. If our sales cycles lengthen, our revenue could be lower than expected, which would have an adverse effect on our business, financial condition, results of operations and prospects.

Our business depends on end customers renewing their maintenance and support contracts. Any decline in maintenance renewals could harm our future business, financial condition, results of operations and prospects.

We typically sell our products with maintenance and support as part of the initial purchase, and a portion of our annual revenue comes from renewals of maintenance and support contracts. Our end customers have no obligation to renew their maintenance and support contracts after the expiration of the initial period, and they may elect not to renew their maintenance and support contracts, to renew their maintenance and support contracts at lower prices through alternative channel partners or to reduce the product quantity under their maintenance and support contracts, thereby reducing our future revenue from maintenance and support contracts. If our end customers, especially our large end customers, do not renew their maintenance and support contracts or if they renew them on terms that are less favorable to us, our revenue may decline and our business, financial condition, results of operations and prospects will suffer.

Industry consolidation may lead to increased competition and may harm our business, financial condition, results of operations and prospects.

Most of our competitors have made acquisitions and/or have entered into or extended partnerships or other strategic relationships to offer more comprehensive product lines, including cloud networking solutions. For example, in the last few years alone Dell acquired Force10, IBM acquired Blade Network Technology, Hewlett Packard acquired 3Com, Brocade acquired Foundry Networks, Juniper acquired Contrail and VMware acquired Nicira.

Moreover, large system vendors are increasingly seeking to deliver top-to-bottom cloud networking solutions to end customers that combine cloud-focused hardware and software solutions to provide an alternative to our products.

We expect this trend to continue as companies attempt to strengthen their market positions in an evolving industry and as companies are acquired or are unable to continue operations. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. Industry consolidation may result in stronger competitors that are better able to compete with us, including any competitors that seek to become sole source vendors for end customers. This could lead to more variability in our results of operations and could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our business is subject to the risks of warranty claims, product returns, product liability and product defects.

Real or perceived errors, failures or bugs in our products could result in claims by end customers for losses that they sustain. If end customers make these types of claims, we may be required, or may choose, for end-customer relations or other reasons, to expend additional resources in order to address the problem. We may also be required to repair or replace such products or provide a refund for the purchase price for such products. Liability provisions in our standard terms and conditions of sale, and those of our resellers and distributors, may not be enforceable under some circumstances or may not fully or effectively protect us from end-customer claims and related liabilities and costs, including indemnification obligations under our agreements with end customers, resellers and distributors. The sale and support of our products also entail the risk of product liability claims. We maintain insurance to protect against certain types of claims associated with the use of our products, but our insurance coverage may not adequately cover any such claims. In addition, even claims that ultimately are unsuccessful could result in expenditures of funds in connection with litigation and divert management’s time and other resources.

For example, in 2012, we and one of our major end customers determined that one model of our switches sold to them during 2011 and 2012 did not fully support a certain protocol feature. We reached an agreement with our end customer that we would replace defective linecards with linecards incorporating next-generation switch chips, which corrected the protocol issue. We recorded an accrued warranty liability in our accompanying balance sheet and cost of revenue in the accompanying consolidated income statement for the years ended December 31, 2011, 2012 and 2013, of $1.8 million, $3.3 million, and $0.4 million, respectively for the estimated costs of these replacement programs. The majority of the replacement effort occurred during 2013. In addition, we accrued $0.1 million, $0.1 million, and $3.9 million, for general accrued warranty liabilities during the year ended December 31, 2011, 2012 and 2013, respectively. For the years ended December 31, 2011, 2012 and 2013, our provisions for warranty expense were $1.9 million, $3.4 million, and $4.3 million, respectively. Further, as a result of reliability issues in particular component batches, certain products have, in the past, failed at higher than expected rates, and no assurances can be given that such failures won’t occur in the future. In such cases, we proactively replace the affected products and record a specific warranty reserve.

In addition to our own direct sales force, we rely on distributors, systems integrators and value-added resellers to sell our products, and our failure to effectively develop, manage or prevent disruptions to our distribution channels and the processes and procedures that support them could cause a reduction in the number of end customers of our products.

Our future success is highly dependent upon maintaining our relationships with distributors, systems integrators and value-added resellers and establishing additional sales channel relationships. We anticipate that sales of our products to a limited number of channel partners will continue to account for a material portion of our total product revenue for the foreseeable future. We provide our channel partners with specific training and programs to assist them in selling our products, but these steps may not be effective. In addition, our channel partners may be unsuccessful in marketing, selling and supporting our products and services. If we are unable to develop and maintain effective sales incentive programs for our channel partners, we may not be able to incentivize these partners to sell our products to end customers. These partners may have incentives to promote our competitors’ products to the detriment of our own or may cease selling our products altogether. One of our channel partners could elect to consolidate or enter into a strategic partnership with one of our competitors, which could reduce or eliminate our future opportunities with that channel partner. Our agreements with our channel partners may generally be terminated for any reason by either party with advance notice. We may be unable to retain these channel partners or secure additional or replacement channel partners. The loss of one or more of our significant channel partners requires extensive training, and any new or expanded relationship with a channel partner may take several months or more to achieve productivity.

Where we rely on the channel partners for sales of our products, we may have little or no contact with the ultimate users of our products that purchase through such channel partners, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing end-customer requirements, estimate end-customer demand and respond to evolving end-customer needs. In addition, our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to end customers or violate laws or our corporate policies. If we fail to effectively manage our existing sales channels, or if our channel partners are unsuccessful in fulfilling the orders for our products, if we are unable to enter into arrangements with, and retain a sufficient number of, high-quality channel partners in each of the regions in which we sell products and keep them motivated to sell our products, our ability to sell our products and our business, financial condition, results of operations and prospects will be harmed.

An increasing portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks.

We anticipate increasing our sales efforts to U.S. and foreign, federal, state and local governmental end customers in the future. Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. The substantial majority of our sales to date to government entities have been made indirectly through our channel partners. Government certification requirements for products like ours may change and, in doing so, restrict our ability to sell into the government sector until we have attained revised certifications. Government demand and payment for our products and services may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and services. Government entities may have statutory, contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future business, financial condition, results of operations and prospects. Selling to government entities may also require us to comply with various regulations that are not applicable to sales to non-government entities, including regulations that may relate to pricing, classified material and other matters. Complying with such regulations may also require us to put in place controls and procedures to monitor compliance with the applicable regulations that may be costly or not possible. We are not currently certified to perform work under classified contracts with government entities. Failure to comply with any such regulations could adversely affect our business, prospects, results of operations and financial condition. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government ceasing to buy our products and services, a reduction of revenue, fines or civil or criminal liability if the audit uncovers improper or illegal activities, any of which could materially adversely affect our business, financial condition, results of operations and prospects. The U.S. government may require certain products that it purchases to be manufactured in the United States and other relatively high-cost manufacturing locations, and we may not manufacture all products in locations that meet these requirements. Any of these and other circumstances could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our products must interoperate with operating systems, software applications and hardware that is developed by others, and if we are unable to devote the necessary resources to ensure that our products interoperate with such software and hardware, we may lose or fail to increase market share and experience a weakening demand for our products.

Generally, our products comprise only a part of the data center and must interoperate with our end customers’ existing infrastructure, specifically their networks, servers, software and operating systems, which may be manufactured by a wide variety of vendors and original equipment manufacturers, or OEMs. Our products must comply with established industry standards in order to interoperate with the servers, storage, software and other networking equipment in the data center such that all systems function efficiently together. We depend on the vendors of servers and systems in a data center to support prevailing industry standards. Often, these vendors are significantly larger and more influential in driving industry standards than we are. Also, some industry standards may not be widely adopted or implemented uniformly, and competing standards may emerge that may be preferred by our end customers.

In addition, when new or updated versions of these software operating systems or applications are introduced, we must sometimes develop updated versions of our software so that our products will interoperate properly. We may not accomplish these development efforts quickly, cost-effectively or at all. These development efforts require capital investment and the devotion of engineering resources. If we fail to maintain compatibility with these systems and applications, our end customers may not be able to adequately utilize our products, and we may lose or fail to increase market share and experience a weakening in demand for our products, among other consequences, which would adversely affect our business, financial condition, results of operations and prospects.

We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate these controls.

Our products may be subject to various export controls and because we incorporate encryption technology into certain of our products, certain of our products may be exported from various countries only with the required export license or through an export license exception. If we were to fail to comply with the applicable export control laws, customs regulations, economic sanctions or other applicable laws, we could be subject to monetary damages or the imposition of restrictions which could be material to our business, operating results and prospects and could also harm our reputation. Further, there could be criminal penalties for knowing or willful violations, including incarceration for culpable employees and managers. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, certain export control and economic sanctions laws prohibit the shipment of certain products, technology, software and services to embargoed countries and sanctioned governments, entities, and persons. Even though we take precautions to ensure that our channel partners comply with all relevant regulations, any failure by our channel partners to comply with such regulations could have negative consequences, including reputational harm, government investigations and penalties.

As our company grows we also continue developing procedures and controls to comply with export control and other applicable laws. Historically, we have had some instances where we inadvertently have not fully complied with certain export control laws, but we have disclosed them to, and implemented corrective actions with, the appropriate government agencies.
In addition, various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our products or could limit our end customers’ ability to implement our products in those countries. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations or change in the countries, governments, persons or technologies targeted by such regulations could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential end customers with international operations or create delays in the introduction of our products into international markets. Any decreased use of our products or limitation on our ability to export or sell our products could adversely affect our business, financial condition, results of operations and prospects.

Failure to comply with governmental laws and regulations could harm our business, financial condition, results of operations and prospects.

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. From time to time, we may receive inquiries from such governmental agencies or we may make voluntary disclosures regarding our compliance with applicable governmental regulations or requirements relating to import/export controls, federal securities laws and tax laws and regulations which could lead to formal investigations. Noncompliance with applicable government regulations or requirements could subject us to sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition, results of operations and prospects could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, financial condition, results of operations and prospects.

We may acquire other businesses which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our business, financial condition, results of operations and prospects.

As part of our business strategy, we may make investments in complementary companies, products or technologies. However, we have not made any significant acquisitions to date, and as a result, our ability as an organization to acquire and integrate other companies, products or technologies in a successful manner is unproven. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our end customers, investors and securities analysts. In addition, if we are unsuccessful at integrating such acquisitions or retaining key talent from those acquisitions, or the technologies associated with such acquisitions, into our company, the business, financial condition, results of operations and prospects of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel or accurately forecast the financial effects of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition or the market price of our common stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

If we needed to raise additional capital to expand our operations and invest in new products, our failure to do so on favorable terms could reduce our ability to compete and could harm our business, financial condition, results of operations and prospects.

We expect that our existing cash and cash equivalents, will be sufficient to meet our anticipated cash needs for the foreseeable future. If we did need to raise additional funds to expand our operations and invest in new products, we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the market price of our common stock could decline. Furthermore, if we engage in debt financing, the holders of such debt would have priority over the holders of common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness or impose other restrictions on our business. We may also be required to take other actions that would otherwise be in the interests of the debt holders, including maintaining specified liquidity or other ratios, any of which could harm our business, financial condition, results of operations and prospects. If we need additional capital and cannot raise it on acceptable terms, if at all, we may not be able to, among other things:

•	evolve or enhance our products and services;

•	continue to expand our sales and marketing and research and development organizations;

•	acquire complementary technologies, products or businesses;

•	expand operations, in the United States or internationally;

•	hire, train and retain employees; or

•	respond to competitive pressures or unanticipated working capital requirements.

Our failure to do any of these things could seriously harm our business, financial condition, results of operations and prospects.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation, contract manufacturing liabilities and income taxes. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations may be adversely affected and may fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

We are exposed to the credit risk of our channel partners and some of our end customers, which could result in material losses.

Most of our sales are on an open credit basis, with standard payment terms of 30 days in the United States and, because of local customs or conditions, longer in some markets outside the United States. We monitor individual end-customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the end customers can pay and maintain reserves we believe are adequate to cover exposure for doubtful accounts. We are unable to recognize revenue from shipments until the collection of those amounts becomes reasonably assured. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could adversely affect our results of operations and delay our ability to recognize revenue.

A material portion of our sales is derived through our distributors, systems integrators and value-added resellers. Some of our distributors, systems integrators and value-added resellers may experience financial difficulties, which could adversely affect our collection of accounts receivable. Distributors tend to have more limited financial resources than other systems integrators, value-added resellers and end customers. Distributors represent potential sources of increased credit risk because they may be less likely to have the reserve resources required to meet payment obligations. Our exposure to credit risks of our channel partners may increase if our channel partners and their end customers are adversely affected by global or regional economic conditions. One or more of these channel partners could delay payments or default on credit extended to them, either of which could materially adversely affect our business, financial condition, results of operations and prospects.

If we or our partners fail to comply with environmental requirements, our business, financial condition, results of operations, prospects and reputation could be adversely affected.

We and our partners, including our contract manufacturers, are subject to various local, state, federal and international environmental laws and regulations, including laws governing the hazardous material content of our products and laws relating to the collection, recycling and disposal of electrical and electronic equipment. Examples of these laws and regulations include the European Union, or EU, Restrictions on the use of Hazardous Substances Directive, or RoHS Directive, and the EU Waste Electrical and Electronic Equipment Directive, or WEEE Directive, as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea, Norway and Japan and may be enacted in other regions, including in the United States, and we or our partners, including our contract manufacturers, are, or may in the future be, subject to these laws and regulations.

The EU RoHS Directive and the similar laws of other jurisdictions limit the content of certain hazardous materials such as lead, mercury and cadmium in the manufacture of electrical equipment, including our products. Our products currently comply with the RoHS Directive; however, if there are future changes to this directive, we may be required to re-engineer our products to use components compatible with these regulations. This re-engineering and component substitution could result in additional costs to us or disrupt our operations or logistics.

We are also subject to environmental laws and regulations governing the management and disposal of hazardous materials and wastes. Our failure, or the failure of our partners, including our contract manufacturers, to comply with past, present and future environmental laws could result in fines, penalties, third-party claims, reduced sales of our products, substantial product inventory write-offs and reputational damage, any of which could harm our business, financial condition, results of operations and prospects. We also expect that our business will be affected by new environmental laws and regulations on an ongoing basis applicable to us and our partners, including our contract manufacturers. To date, our expenditures for environmental compliance have not had a material effect on our results of operations or cash flows. Although we cannot predict the future effect of such laws or regulations, they will likely result in additional costs or require us to change the content or manufacturing of our products, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We are exposed to fluctuations in currency exchange rates, which could adversely affect our business, financial condition, results of operations and prospects.

Our sales contracts are primarily denominated in U.S. dollars, and therefore substantially all of our revenue is not subject to foreign currency risk. However, a strengthening U.S. dollar could increase the real cost of our products to our end customers outside of the United States, which could adversely affect our business, financial condition, results of operations and prospects. In addition, a decrease in the value of the U.S. dollar relative to foreign currencies could increase our product and operating costs in foreign locations. Further, an increasing portion of our operating expenses is incurred outside the United States, is denominated in foreign currencies and is subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with the currency fluctuations, our business, financial condition, results of operations and prospects could be adversely affected.

Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events and to interruption by manmade problems such as terrorism.

Our corporate headquarters and the operations of our key manufacturing vendors, logistics providers and partners, as well as many of our customers, are located in areas exposed to risks of natural disasters such as earthquakes and tsunamis, including the San Francisco Bay area, Japan and Taiwan. A significant natural disaster, such as an earthquake, tsunami, fire or a flood, or other catastrophic event such as a disease outbreak, could have a material adverse effect on our or their business, which could in turn materially affect our financial condition, results of operations and prospects. For example, in the event our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, which could result in missed financial targets, such as revenue and shipment targets, for a particular quarter. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, end customers in that region may delay or forego purchases of our products, which may materially and adversely affect our business, financial condition, results of operations and prospects. In addition, acts of terrorism could cause disruptions in our business or the business of our manufacturer, logistics providers, partners or end customers or the economy as a whole. Given our typical concentration of sales at each quarter end, any disruption in the business of our manufacturer, logistics providers, partners or end customers that affects sales at the end of our quarter could have a particularly significant adverse effect on our quarterly results. All of the aforementioned risks may be augmented if our disaster recovery plans and those of our manufacturers, logistics providers or partners prove to be inadequate. To the extent that any of the above results in delays or cancellations of end-customer orders, or delays in the manufacture, deployment or shipment of our products, our business, financial condition, results of operations and prospects would be adversely affected.

Breaches of our cybersecurity systems could degrade our ability to conduct our business operations and deliver products and services to our customers, delay our ability to recognize revenue, compromise the integrity of our software products, result in significant data losses and the theft of our intellectual property, damage our reputation, expose us to liability to third parties and require us to incur significant additional costs to maintain the security of our networks and data.

We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners. Computer programmers may attempt to penetrate our network security, or that of our website, and misappropriate our proprietary information or cause interruptions of our service. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. We have also outsourced a number of our business functions to third-party contractor, including our manufacturers and logistics providers, and our business operations also depend, in part, on the success of our contractors’ own cybersecurity measures. Similarly, we rely upon distributors, resellers and system integrators to sell our products and our sales operations depend, in part, on the reliability of their cybersecurity measures. Additionally, we depend upon our employees to appropriately handle confidential data and deploy our IT resources in safe and secure fashion that does not expose our network systems to security breaches and the loss of data. Accordingly, if our cybersecurity systems and those of our contractors fail to protect against unauthorized access, sophisticated cyberattacks and the mishandling of data by our employees and contractors, our ability to conduct our business effectively could be damaged in a number of ways, including:

•	sensitive data regarding our business, including intellectual property and other proprietary data, could be stolen;

•
our electronic communications systems, including email and other methods, could be disrupted, and our ability to conduct our business operations could be seriously damaged until such systems can be restored;

•	our ability to process customer orders and electronically deliver products and services could be degraded, and our distribution channels could be disrupted, resulting in delays in revenue recognition;

•
defects and security vulnerabilities could be introduced into our software, thereby damaging the reputation and perceived reliability and security of our products and potentially making the data systems of our customers vulnerable to further data loss and cyberincidents; and

•	personally identifiable data of our customers, employees and business partners could be compromised.

Should any of the above events occur, we could be subject to significant claims for liability from our customers and regulatory actions from governmental agencies. In addition, our ability to protect our intellectual property rights could be compromised and our reputation and competitive position could be significantly harmed. Also, the regulatory and contractual actions, litigations, investigations, fines, penalties and liabilities relating to data breaches that result in losses of personally identifiable or credit card information of users of our services can be significant in terms of fines and reputational impact and necessitate changes to our business operations that may be disruptive to us. Additionally, we could incur significant costs in order to upgrade our cybersecurity systems and remediate damages. Consequently, our financial performance and results of operations could be adversely affected.

We believe our long-term value as a company will be greater if we focus primarily on growth instead of profitability.

Our business strategy is to focus primarily on our long-term growth. As a result, our profitability in any given period may be lower than it would be if our strategy was to maximize short-term profitability. Expenditures on research and development, sales and marketing, infrastructure and other such investments may not ultimately grow our business, prospects or cause long term profitability. For example, in order to support our strong growth, we have accelerated our investment in infrastructure, such as enterprise resource planning software and other technologies to improve the efficiency of our operations. As a result, we expect our levels of operating profit could decline in the short to medium term. If we are ultimately unable to achieve profitability at the level anticipated by analysts and our stockholders, the market price of our common stock may decline.

We may not generate positive returns on our research and development investments.

Developing our products is expensive, and the investment in product development may involve a long payback cycle. In 2011, 2012 and 2013, our research and development expenses were $26.4 million, or approximately 18.9% of our revenue, $55.2 million, or approximately 28.5% of our revenue, and $98.6 million, or approximately 27.3% of our revenue, respectively. We expect to continue to invest heavily in software development in order to expand the capabilities of our cloud networking platform, introduce new products and features and build upon our technology leadership. We believe one of our greatest strengths lies in the speed of our product development efforts. By investing in research and development, we believe we will be well positioned to continue our rapid growth and take advantage of our large market opportunity. We expect that our results of operations will be impacted by the timing and size of these investments. These investments may take several years to generate positive returns, if ever.

We provide access to our software and other selected source code to certain partners, which creates additional risk that our competitors could develop products that are similar to or better than ours.

Our success and ability to compete depend substantially upon our internally developed technology, which is incorporated in the source code for our products. We seek to protect the source code, design code, documentation and other information relating to our software, under trade secret, patent and copyright laws. However, we have chosen to provide access to selected source code of our software to several of our partners for co-development, as well as for open application programming interfaces, or APIs, formats and protocols. Though we generally control access to our source code and other intellectual property and enter into confidentiality or license agreements with such partners as well as with our employees and consultants, this combination of procedural and contractual safeguards may be insufficient to protect our trade secrets and other rights to our technology. Our protective measures may be inadequate, especially because we may not be able to prevent our partners, employees or consultants from violating any agreements or licenses we may have in place or abusing their access granted to our source code. Improper disclosure or use of our source code could help competitors develop products similar to or better than ours.

Changes in our provision for income taxes or our effective tax rate, the enactment of new tax laws or changes in the application of existing tax laws of various jurisdictions or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.

Our provision for income taxes is subject to volatility and could be adversely affected by several factors, many of which are outside of our control, including earnings that are lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; our ability to generate and use tax attributes; changes in the valuation of our deferred tax assets and liabilities; expiration of or lapses in the R&D tax credit laws; transfer pricing adjustments, including the effect of acquisitions on our inter-company R&D cost sharing arrangement and legal structure; tax effects of nondeductible compensation, including certain stock-based compensation; tax costs related to inter-company realignments; changes in accounting principles; adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries or customers; a change in our decision to indefinitely reinvest foreign earnings or changes in tax laws and regulations, including possible U.S. changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income or the foreign tax credit rules.

Significant judgment is required to evaluate our tax positions and determine our provision for income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely affect our provision for income taxes or additional paid-in capital. In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Recent changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings, as well as cash and cash equivalent balances we currently maintain outside of the United States.

Further, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. Audits by the Internal Revenue Service or other tax authorities are subject to inherent uncertainties and could result in unfavorable outcomes, including potential fines or penalties. As we operate in numerous taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. The expense of defending and resolving such an audit may be significant. The amount of time to resolve an audit is also unpredictable and may divert management’s attention from our business operations. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. We cannot assure you that fluctuations in our provision for income taxes or our effective tax rate, the enactment of new tax laws or changes in the application or interpretation of existing tax laws or adverse outcomes resulting from examination of our tax returns by tax authorities will not have an adverse effect on our business, financial condition, results of operations and prospects.

If we do not effectively expand and train our direct sales force, we may be unable to add new end customers or increase sales to our existing end customers, and our business will be adversely affected.

We depend on our direct sales force to obtain new end customers and increase sales with existing end customers. As such, we have invested and will continue to invest substantially in our sales organization. In recent periods, we have been adding personnel and other resources to our sales function as we focus on growing our business, entering new markets and increasing our market share, and we expect to incur significant additional expenses in expanding our sales personnel in order to achieve revenue growth. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, retaining and integrating sufficient numbers of sales personnel to support our growth, particularly in international markets. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire, retain or integrate into our corporate culture sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, because we continue to grow rapidly, a large percentage of our sales force is new to our company. If we are unable to hire, integrate and train a sufficient number of effective sales personnel, or the sales personnel we hire are not successful in obtaining new end customers or increasing sales to our existing end-customer base, our business, financial condition, results of operations and prospects will be adversely affected.

New regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of our products.

As a public company, we will be subject to new requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, that will require us to perform diligence, and disclose and report whether or not our products contain conflict minerals. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. In addition, we will incur additional costs to comply with these disclosure requirements, including costs related to conducting diligence procedures and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. We may also face reputational harm if we determine that certain of our products contain minerals not determined to be conflict-free or if we are unable to alter our products, processes or sources of supply to avoid such materials.

Risk related to ownership our common stock as the market price of our common stock may be volatile.

Technology stocks have historically experienced high levels of volatility. The market price of our common stock has fluctuated and may continue to fluctuate substantially. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include the following:

•	actual or anticipated announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in the IT security industry in particular;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	actual or anticipated changes or fluctuations in our results of operations;

•	adverse changes to our relationships with any of our channel partners;

•	manufacturing, supply or distribution shortages;

•	whether our results of operations meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of investors or securities analysts;

•	litigation involving us, our industry, or both;

•	regulatory developments in the United States, foreign countries or both;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales of large blocks of our common stock; or

•	departures of key personnel.

In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the market price of our common stock could decline for reasons unrelated to our business, financial condition, results of operations and prospects. The market price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If the market price of our common stock is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business and prospects. This could have a material adverse effect on our business, financial condition, results of operations and prospects.

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could reduce the market price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As June 30, 2014, we have 64.4 million shares of common stock outstanding, assuming no exercise of our outstanding options after June 30, 2014.

All of our directors and officers and holders of substantially all of our common stock, or securities exercisable for or convertible into our common stock outstanding immediately prior to our initial public offering, have agreed not to offer, sell or agree to sell, directly or indirectly, any shares of common stock without the permission of each of Morgan Stanley & Co. LLC and Citigroup Global Markets, Inc. on behalf of the underwriters, for a period of 180 days from our initial public offering. When the applicable lock-up period expires, we and our locked-up securityholders will be able to sell our shares in the public market. In addition, the underwriters may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements prior to the expiration of the lock-up period. Sales of a substantial number of such shares upon expiration, or the perception that such sales may occur, or early release of the lock-up, could cause our share price to decline or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

Based on shares outstanding as of April 30, 2014, holders of up to approximately 28,118,975 shares, or 44.2%, of our common stock will have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

We may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investments or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock together with their affiliates, in the aggregate, will beneficially own approximately 59.5% of the outstanding shares of our common stock after this offering, based on shares outstanding as of April 30, 2014 as adjusted for the conversion into shares of common stock of principal and accrued interest through the anticipated completion of this offering of certain of our subordinated convertible promissory notes upon completion of this offering, and after giving effect to the exercise and exercisability of options. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

We do not intend to pay dividends for the foreseeable future.

We have never declared nor paid any dividends on our common stock. We intend to retain any earnings to finance the operation and expansion of our business and prospects, and we do not anticipate paying any cash dividends in the future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting and corporate governance requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations, including the Sarbanes-Oxley Act and the Dodd-Frank Act. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company” as defined in the JOBS Act. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition, results of operations and prospects. Although we have already hired additional employees to help comply with these requirements, we may need to further expand our legal and finance departments in the future, which will increase our costs and expenses.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business and prospects may be harmed. As a result of disclosure of information in the filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, results of operations and prospects could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, financial condition, results of operations and prospects.

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our Audit Committee and Compensation Committee.

In addition, as a result of our disclosure obligations as a public company, we will have reduced strategic flexibility and will be under pressure to focus on short-term results, which may adversely affect our ability to achieve long-term profitability.

We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including reduced disclosure obligations regarding executive compensation in our registration statements, periodic reports and proxy statements and exemptions from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until we are no longer an emerging growth company. We would cease to be an emerging growth company upon the earliest to occur of: (i) the first fiscal year following the fifth anniversary of our initial public offering; (ii) the first fiscal year after our annual gross revenue is $1 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities; or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” may take advantage of an extended transition period for complying with new or revised accounting standards. However, we have chosen to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

If securities or industry analysts publish inaccurate or unfavorable research reports about our business or prospects, the market price of our common stock and trading volume could decline.

The trading market for our common stock, to some extent, depends on the research and reports that securities or industry analysts publish about us or our business or prospects. We do not have any control over these analysts. If one or more of the analysts who cover us should downgrade our shares or change their opinion of our shares, the market price of our common stock would likely decline. If one or more of these analysts should cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the market price of our common stock or trading volume to decline.

Our charter documents and Delaware law could discourage takeover attempts and lead to management entrenchment.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:

•	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;

•
the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•
the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•
the requirement that a special meeting of stockholders may be called only by the chairman of our board of directors, our president, our secretary or a majority vote of our board of directors, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•
the requirement for the affirmative vote of holders of at least 66 23% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the issuance of preferred stock and management of our business or our amended and restated bylaws, which may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;

•
the ability of our board of directors, by majority vote, to amend the bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and

•
advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time.

The issuance of additional stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute all other stockholders.

Our amended and restated certificate of incorporation, authorizes us to issue up to 1,000,000,000 shares of common stock and up to 100,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans or otherwise. We may from time to time issue additional shares of common stock at a discount from the then market price of our common stock. Any issuance of stock could result in substantial dilution to our existing stockholders and cause the market price of our common stock to decline.

We may have contingent liability arising out of possible violations of the Securities Act of 1933 in connection with communications to potential participants in a previously planned directed share program.

As part of our initial public offering, up to 112,200 shares were reserved for sale at the initial public offering price in connection with a previously planned directed share program which has subsequently been terminated. In March, April and May 2014, certain officers and directors and employees acting at the request of such officers communicated with certain potential participants in the directed share program. The potential directed share program participants consisted of personal friends or family members of officers or directors, customers, suppliers or partners with long-term commercial relationships with us, and three journalists and three industry researchers who had covered us over time. In total, over 150 persons were contacted in person or by telephone, email or text message regarding the planned directed share program. Such communications were intended only to determine their interest in, and ability under their applicable corporate policies to participate in, the planned directed share program and, in some cases, to obtain contact information to provide to the underwriter managing such program. Certain of such communications regarding the directed share program may have constituted a violation of Section 5 of the Securities Act. We could have a contingent liability arising out of the possible violations of the Securities Act in connection with such communications. Any liability would depend upon the number of shares purchased by the recipients of such communications that may have constituted a violation of Section 5 of the Securities Act. If a claim were brought by any such recipients of such communications who purchased shares in the offering and a court were to conclude that these communications constituted a violation of Section 5 of the Securities Act, we could be required to repurchase the shares sold to the potential participants who received such communications at the original purchase price, plus statutory interest from the date of purchase, for claims brought during a period of one year from the date of their purchase of common stock. The SEC could also determine to seek an enforcement action with respect to this matter. We could also incur considerable expense in contesting any such claim.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended June 30, 2014, we issued an aggregate of 22,103 shares of common stock that were not registered under the Securities Act to our employees pursuant to the exercise of stock options for cash consideration with aggregate exercise proceeds of approximately $0.1 million. These issuances were undertaken in reliance upon the exemption from registration requirements available under Rule 701 of the Securities Act.

Use of Proceeds

We filed a Registration Statement on Form S-1 (File No. 333-194899) for an IPO of common stock, which was declared effective by the Securities and Exchange Commission on June 6, 2014. In that offering, an aggregate shares of 6,037,500 (inclusive of 787,500 shares of common stock from the full exercise of the over-allotment option granted to the underwriters) common stock were sold on our behalf. The public offering price of the shares sold in the IPO was $43.00 per share. The total gross proceeds from the offering were $259.6 million. After deducting underwriting discounts and commissions totaling $15.6 million and other estimated issuance costs of $5.3 million, the aggregate net proceeds received by us was $238.7 million. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or any affiliates. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on June 6, 2014 pursuant to Rule 424(b).

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arista Networks, Inc.
(Registrant)
Dated:	August 7, 2014	By:	/s/ Jayshreee Ullal
Jayshree Ullal
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated:	August 7, 2014	By:	/s/ Kelyn Brannon
Kelyn Brannon
Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number		Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation of Registrant					✓
3.2		Amended and Restated Bylaws of Registrant					✓
10.1		Second Amendment - Irvine Lease					✓
10.2	†	2014 Equity Incentive Plan	S-1/A	333-194899	10.4	5/27/2014
10.3	†	2014 Employee Stock Purchase Plan	S-1/A	333-194899	10.5	5/2/2014
10.4	†	Employee Incentive Plan	S-1/A	333-194899	10.21	4/21/2014
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					✓
31.2		Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					✓
32.1	*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					✓
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document
______________________

† Indicates management contract or compensatory plan or arrangement.

* The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Arista Networks, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.