Form 10-Q
period 2014-09-30
Arista Networks, Inc.
filed 2014-11-07
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
 ________________ ___________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of October 31, 2014 was 64,425,460.

ARISTA NETWORKS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ARISTA NETWORKS, INC.
Condensed Consolidated Balance Sheets
(Unaudited in thousands, except par value)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$408,596	$113,664
Accounts receivable, net of allowances of $3,196 and $2,339, respectively	84,063	77,999
Inventories	62,587	67,094
Deferred tax assets	8,696	12,356
Prepaid expenses and other current assets	16,409	7,653
Notes receivable	8,000	4,000
Total current assets	588,351	282,766
Property and equipment, net	66,991	67,204
Deferred tax assets	8,982	4,541
Other assets	27,559	10,009
TOTAL ASSETS	$691,883	$364,520
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,845	$14,741
Accrued liabilities	32,246	26,909
Deferred revenue	40,277	41,306
Convertible notes payable, related party	—	24,743
Accrued interest payable, related party	—	4,484
Convertible notes payable	—	74,050
Accrued interest payable	—	12,967
Other current liabilities	9,428	10,144
Total current liabilities	101,796	209,344
Income taxes payable	15,022	14,716
Lease financing obligations, non-current	42,831	43,152
Other long-term liabilities	39,312	19,576
TOTAL LIABILITIES	198,961	286,788
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value-100,000 shares authorized, no shares issued and outstanding as of September 30, 2014; no shares authorized, issued and outstanding as of December 31, 2013	—	—
Convertible preferred stock, $0.0001 par value- no shares and 24,000 shares authorized, issued and outstanding at September 30, 2014 and December 31, 2013; aggregate liquidation preference of $6,000 as of December 31, 2013 (none as of September 30, 2014)	—	5,992
Common stock, $0.0001 par value—1,000,000 and 176,000 shares authorized as of September 30, 2014 and December 31, 2013; 64,425 and 31,927 shares issued and outstanding as of September 30, 2014 and December 31, 2013	7	3
Additional paid-in capital	394,186	28,737
Retained earnings	98,777	42,964
Accumulated other comprehensive income (loss)	(48)	36
TOTAL STOCKHOLDERS’ EQUITY	492,922	77,732
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$691,883	$364,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Income
(Unaudited in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$155,463	$101,625	$410,617	$246,458
Cost of revenue	54,506	36,589	134,966	85,393
Gross profit	100,957	65,036	275,651	161,065
Operating expenses:
Research and development	36,231	26,635	104,565	67,235
Sales and marketing	20,956	14,523	60,322	37,703
General and administrative	9,896	5,242	24,253	12,484
Total operating expenses	67,083	46,400	189,140	117,422
Income from operations	33,874	18,636	86,511	43,643
Other income (expense), net:
Interest expense—related party	—	(439)	(782)	(1,300)
Interest expense	(764)	(1,358)	(4,730)	(4,020)
Other income (expense), net	(824)	(23)	2,426	(123)
Total other income (expense), net	(1,588)	(1,820)	(3,086)	(5,443)
Income before provision for income taxes	32,286	16,816	83,425	38,200
Provision for income taxes	10,420	4,960	27,612	9,482
Net income	$21,866	$11,856	$55,813	$28,718
Net income attributable to common stockholders:
Basic	$21,185	$5,838	$40,556	$13,874
Diluted	$21,255	$6,128	$41,909	$14,460
Net income per share attributable to common stockholders:
Basic	$0.34	$0.21	$0.93	$0.52
Diluted	$0.30	$0.20	$0.85	$0.49
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	62,402	27,557	43,453	26,927
Diluted	69,737	30,412	49,323	29,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$21,866	$11,856	$55,813	$28,718
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(63)	71	(84)	6
Other comprehensive income (loss)	(63)	71	(84)	6
Comprehensive income	$21,803	$11,927	$55,729	$28,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—December 31, 2013	24,000	$5,992	31,927	$3	$28,737	$42,964	$36	$77,732
Net income	—	—	—	—	—	55,813	—	55,813
Other comprehensive loss, net of tax	—	—	—	—	—	—	(84)	(84)
Issuance of common stock from initial public offering, net of offering costs	—	—	6,038	1	238,903	—	—	238,904
Conversion of convertible preferred stock into common stock upon initial public offering	(24,000)	(5,992)	24,000	3	5,989	—	—	—
Conversion of notes payable and accrued interest into common stock upon initial public offering	—	—	1,543	—	66,338	—	—	66,338
Conversion of notes payable and accrued interest, related party, into common stock upon initial public offering	—	—	701	—	30,153	—	—	30,153
Tax benefit for equity incentive plans	—	—	—	—	844	—	—	844
Stock-based compensation	—	—	—	—	19,569	—	—	19,569
Vesting of stock options and restricted stock	—	—	—	—	3,111	—	—	3,111
Exercise of stock options, net of repurchases	—	—	216	—	542	—	—	542
Balance—September 30, 2014	—	$—	64,425	$7	$394,186	$98,777	$(48)	$492,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,813	$28,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,366	2,505
Stock-based compensation	19,569	6,399
Deferred income taxes	(782)	(2,965)
Provision for bad debts	593	146
Unrealized gain on notes receivable	(4,000)	—
Amortization of debt discount	527	832
Write-off of debt discount on notes payable	680	—
Excess tax benefit on stock based-compensation	(841)	(340)
Changes in operating assets and liabilities:
Accounts receivable	(6,657)	(15,612)
Inventories	4,507	(30,505)
Prepaid expenses and other current assets	(8,755)	(4,370)
Other assets	(2,142)	147
Accounts payable	5,600	15,848
Accrued liabilities	7,733	10,118
Deferred revenue	18,787	22,543
Interest payable	(1,630)	3,366
Interest payable—related party	670	1,122
Income taxes payable	501	1,101
Other liabilities	1,165	1,562
Net cash provided by operating activities	98,704	40,615
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,789)	(15,496)
Change in restricted cash	4,040	—
Other investing activities	(19,451)	—
Net cash used in investing activities	(26,200)	(15,496)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of issuance cost	239,643	—
Repayment on notes payable	(20,000)	—
Principal payments of lease financing obligations	(554)	—
Proceeds from issuance of common stock upon exercising options, net of repurchases	2,578	5,914
Excess tax benefit on stock-based compensation	841	340
Net cash provided by financing activities	222,508	6,254
Effect of exchange rate changes	(80)	(8)
NET INCREASE IN CASH AND CASH EQUIVALENTS	294,932	31,365
CASH AND CASH EQUIVALENTS—Beginning of period	113,664	88,655
CASH AND CASH EQUIVALENTS—End of period	$408,596	$120,020

	Nine Months Ended September 30,
	2014	2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$27,596	$13,500
Cash paid for interest— lease financing obligation	$2,048	$—
Cash paid for interest— notes payable	$3,639	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Increase (decrease) in accounts payable and accrued liabilities related to property and equipment	$(3,634)	$4,557
Conversion of convertible preferred stock to common stock upon initial public offering	$5,992	$—
Conversion of notes payable and accrued interest to common stock upon initial public offering	$66,338	$—
Conversion of notes payable and accrued interest, related party, to common stock upon initial public offering	$30,153	$—
Unpaid deferred offering costs	$740	$—
Acquisition of building with financing obligation	$456	$17,963

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

Initial Public Offering
On June 6, 2014, we completed our initial public offering (the “IPO”) in which we sold 6,037,500 shares of our common stock at a public offering price of $43.00 per share, which included 787,500 shares of common stock issued pursuant to the exercise in full of the over-allotment option granted to the underwriters. The IPO resulted in proceeds of $238.9 million, net of underwriting discounts and commissions of $15.6 million and other estimated issuance costs of $5.1 million. In connection with the closing of the IPO, all of our outstanding convertible preferred stock automatically converted into 24,000,000 shares of common stock on a one-to-one basis.

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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (" U.S. GAAP") and following the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three and nine months ended September 30, 2014, are not necessarily indicative of the results expected for the full fiscal year.

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
There have been no changes in our significant accounting policies from those that were disclosed in our audited consolidated financial statements for the year ended December 31, 2013 included in the Prospectus other than the following:

New Accounting Policy
Investments
We have recorded our equity investment in a privately-held company under the cost method. Initial measurement of our investment under the cost method is recorded at historical cost which represents our initial investment in the privately-held company.  We will periodically assess and evaluate our cost method investment for impairment and perform an assessment based on evaluation of overall financial performance, industry and market conditions, and other relevant events or factors deemed necessary that may affect carrying value. If we determine that a decrease in the equity investment should be recognized given impairment that is considered “other than temporary” in nature, we will write-down the carrying amount to its revised new fair value.

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

Business Concentrations
We work closely with third parties to manufacture and deliver our products. As of September 30, 2014 and December 31, 2013, two suppliers provided all of our electronic manufacturing services. Our products rely on key components, including certain integrated circuit components and power supplies some of which our contract manufacturers purchase on our behalf from a limited number of suppliers, including certain sole source providers. We do not have guaranteed supply contracts with any of our component suppliers, and our suppliers could delay shipments or cease manufacturing such products or selling them to us at any time. If we are unable to obtain a sufficient quantity of these components on commercially reasonable terms or in a timely manner, sales of our products could be delayed or halted entirely or we may be required to redesign our products. Quality or performance failures of our products or changes in our contractors’ or vendors’ financial or business condition could disrupt our ability to supply quality products to our customers. Any of these events could result in lost sales and damage to our end-customer relationships, which would adversely impact our business, financial condition and results of operations.

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

Reclassifications
As a result of a change in classification, we have reclassified our spare parts inventory from inventory to other current and non-current assets as of September 30, 2014. Spare parts inventory are used to satisfy our warranty obligations, and are not available for sale or used in the production process. Prior year balances have been adjusted to conform to this new classification for comparability purposes.

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

We measure and report our cash equivalents, restricted cash and notes receivable at fair value. The following table sets forth the fair value of our financial assets by level within the fair value hierarchy as noted above (in thousands):

	September 30, 2014
	Level I	Level II	Level III	Total
Financial Assets
Money market funds	$244,187	$—	$—	$244,187
Notes receivable(2)	—	—	8,000	8,000
Total financial assets	$244,187	$—	$8,000	$252,187

	December 31, 2013
	Level I	Level II	Level III	Total
Financial Assets
Money market funds	$47,036	$—	$—	$47,036
Money market funds – restricted cash(1)	4,040	—	—	4,040
Notes receivable(2)	—	—	4,000	4,000
Total financial assets	$51,076	$—	$4,000	$55,076

(1)Included in “Other assets" in the accompanying Condensed Consolidated Balance Sheets.

(2)Included in “Notes receivable” in the accompanying Condensed Consolidated Balance Sheets. There were no changes in the fair value of the Level III assets during the year ended December 31, 2013. During the three and nine months ended September 30, 2014, we increased the fair value of our Notes receivable by $4.0 million (See “Note 4 – Notes Receivable”). During the nine months ended September 30, 2014 and the year ended December 31, 2013, we had no transfers between levels of the fair value hierarchy of its assets measured at fair value. In October 2014, we received payment in full from the borrower equal to two times our outstanding principal balance as well as the unpaid accrued interest through the payment date.

3.    Balance Sheet Components

Accounts Receivable, net
Accounts receivable, net consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Accounts receivable	$87,259	$80,338
Allowance for doubtful accounts	(945)	(810)
Product sales return reserve	(2,251)	(1,529)
Accounts receivable, net	$84,063	$77,999

Inventories
Inventories consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$15,470	$18,286
Finished goods	47,117	48,808
Total inventories	$62,587	$67,094

Property and Equipment, net
    Property and equipment, net consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Equipment and machinery	$17,243	$13,733
Computer hardware and software	6,890	3,688
Furniture and fixtures	1,374	1,352
Leasehold improvements	19,520	19,407
Building	35,154	35,154
Construction-in-process	1,127	1,056
Property and equipment, gross	81,308	74,390
Less: accumulated depreciation	(14,317)	(7,186)
Property and equipment, net	$66,991	$67,204

Building consists of capitalized construction costs of our leased building in Santa Clara, California. Based on the terms of the lease agreement and due to our involvement in certain aspects of the construction, such as our financial involvement in structural elements of asset construction, making decisions related to tenant improvement costs and purchasing insurance not reimbursable by the buyer-lessor (the Landlord), we are deemed the owner of the building (for accounting purposes only) during the construction period. We maintain continued involvement in the property after construction was completed and lack transferability of the risks and rewards of ownership, primarily due to our required maintenance of a $4.0 million letter of credit. Due to our continuing involvement in the property post construction and lack of transferability of related risks and rewards of ownership to the Landlord after construction is complete, we account for the building as a financing obligation. See “Note 6-Commitments and Contingencies”. Accordingly, as of September 30, 2014 and December 31, 2013, we have recorded assets of $53.4 million and $53.3 million, respectively, representing the total costs of the building and improvements incurred, including the costs paid by the Landlord. The building was completed in 2013.
Depreciation expense was $2.7 million, $7.4 million, $1.0 million and $2.5 million for the three and nine months ended September 30, 2014 and 2013, respectively.

Other Assets
Other assets consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Investments	$18,000	$—
Restricted cash	—	4,040
Deposits	2,578	2,581
Spares	4,429	2,757
Other assets	2,552	631
Total other assets	$27,559	$10,009

In September 2014, we made a $15.0 million equity investment in a privately held company which was accounted for under the cost method. In August 2014, we entered into a $3.0 million promissory note with a privately held company which was recorded as a notes receivable at cost. There were no impairments recognized on our investments for the three months ended September 30, 2014.

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Accrued payroll related costs	$18,866	$9,103
Accrued warranty costs	3,464	5,075
Accrued accounts payable	4,058	5,370
Accrued manufacturing costs	1,724	3,835
Accrued professional fees	1,422	1,220
Accrued taxes	1,215	927
Other	1,497	1,379
Total accrued liabilities	$32,246	$26,909

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
The following table summarizes the activity related to our accrued liability for estimated future warranty costs (in thousands):

	Nine Months Ended September 30,
	2014	2013
Warranty accrual, beginning of period	$5,075	$5,314
Liabilities accrued for warranties issued during the period	1,839	4,192
Warranty costs incurred during the period	(1,689)	(2,605)
Adjustments related to change in estimate	(1,761)	—
Warranty accrual, end of period	$3,464	$6,901
During the nine months ended September 30, 2013, we identified specific products that were failing in the field prematurely at higher than expected rates due to various component issues. There were no significant specific product warranty reserves recorded in 2014.
Deferred Revenue
Deferred revenue consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Current portion of deferred revenue	$40,277	$41,306
Long-term portion of deferred revenue	37,415	17,598
Total deferred revenue	$77,692	$58,904
The long-term portion of deferred revenue is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

4.    Notes Receivable
On December 31, 2012, we made a loan of $4.0 million to a private company. The interest rate on the notes receivable was 6.0% per annum. The notes are convertible into the private company’s preferred stock or any securities exchangeable for the private company’s preferred stock. All unpaid principal and accrued interest on the notes receivable was due and payable on the earlier of August 31, 2014, or upon default.
On July 30, 2014, the borrower signed a definitive agreement to close a Corporate Transaction through a merger (i.e. a transaction in which 50% of the voting power is transferred) and the transaction is expected to close in the first quarter of 2015. Pursuant to this transaction and per the terms of our agreement, we have increased the value of our convertible notes receivable by $4.0 million to $8.0 million. In October 2014, we received payment in full from the borrower equal to two times our outstanding principal balance as well as the unpaid accrued interest through the payment date.
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

5.    Debt Obligations
Our debt obligations consist of the following (in thousands):

December 31, 2013
Convertible notes payable—related party	$25,000
Convertible notes payable	75,000
Total	100,000
Less: Unamortized discount on notes payable	1,207
Less: Current portion	98,793
Total long-term portion of debt	$—
In January 2011, we sold $55.0 million aggregate principal amount of subordinated convertible promissory notes (“Convertible Notes”) to outside investors and $25.0 million aggregate principal amount of Convertible Notes to two trusts that are related to two of our co-founders. In June 2011, we sold an additional $20.0 million in Convertible Notes to outside investors. The Convertible Notes were convertible into shares of our common stock upon a change of control, a qualified IPO, or immediately prior to when the notes are to be voluntarily prepaid. The interest rate on the Convertible Notes was 6.0% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days. All unpaid principal and accrued interest on the Convertible Notes were due and payable on the earlier of December 31, 2014 or upon the occurrence of an event of default, defined as: (i) failure to pay principal or interest when due; (ii) breaches of covenants; (iii) breaches of representations and warranties; (iv) failure to make other payment obligations resulting in the acceleration of maturity of indebtedness in excess of $10.0 million; (v) voluntary bankruptcy; (vi) involuntary bankruptcy; or (vii) certain adverse judgments. We could have voluntarily prepaid the Convertible Notes, in whole or in part, before the maturity date by giving each investor 10 days’ prior written notice. We were also required to prepay the Convertible Notes upon a change of control unless the investor elected to convert its Convertible Note immediately prior to the closing of such change of control.

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

6.    Commitments and Contingencies

Operating Leases
We lease various operating spaces in North America, Europe, Asia and Australia under non-cancelable operating lease arrangements that expire on various dates through 2023. These arrangements require us to pay certain operating expenses, such as taxes, repairs, and insurance and contain renewal and escalation clauses. We recognize rent expense under these arrangements on a straight-line basis over the term of the lease.

As of December 31, 2013, the aggregate future minimum payments under non-cancelable operating leases consist of the following (in thousands):

Years Ending December 31,
2014	$825
2015	540
2016	507
2017	411
2018	161
Total minimum future lease payments	$2,444

Rent expense for all operating leases amounted to $0.8 million, $2.5 million, $1.3 million and $3.0 million for the three and nine months ended September 30, 2014 and 2013, respectively.

On July 30, 2014, we entered into an agreement to lease additional space to expand our headquarters in Santa Clara, California. The lease is expected to commence in phases on January 1, 2015 for a portion and subsequently on January 1, 2016 for the remainder and expiring on September 30, 2023. The minimum payments will be approximately $2.6 million per year.

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
Accordingly, as of September 30, 2014 and December 31, 2013, we have recorded assets of $53.4 million and $53.3 million, representing the total costs of the building and improvements incurred, including the costs paid by the lessor (the legal owner of the building) and additional improvement costs paid by us, and a corresponding financing obligation of $43.9 million and $44.0 million, respectively. As of September 30, 2014, $1.1 million and $42.8 million were recorded as short-term and long-term financing obligations, respectively. During the construction period, we continued to increase the asset and financing obligation as additional building and improvement costs were incurred until construction was completed.

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

Purchase Commitments
Our products are manufactured, assembled and tested by third-party contract manufacturers in Asia who procure components and assemble products on our behalf based on our forecasts. These forecasts are based on estimates of future demand for our products, historical trend analysis provided by our sales and product marketing organizations and adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, we may issue purchase orders to these third-party contract manufacturers and vendors that may not be cancelable. As of September 30, 2014 and December 31, 2013, our contract manufacturer liability was $0.9 million and $1.8 million for non-cancelable purchase commitments issued to our vendors.

We have provided restricted deposits to our third-party contract manufacturers and vendors to secure our obligations to purchase inventory. We had $2.3 million in restricted deposits as of September 30, 2014 and December 31, 2013. Restricted deposits are classified in deposits and other non-current assets in our accompanying unaudited condensed consolidated balance sheets.

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

7.    Common Stock Reserved for Issuance
We have reserved shares of common stock, on an as-converted basis, for future issuance as follows (in thousands):

	September 30, 2014	December 31, 2013
Conversion of convertible preferred stock outstanding (1)	—	24,000
Outstanding stock options and RSAs	13,977	11,245
Outstanding stock purchase rights	2	2
Conversion of convertible debt and related interest expense (2)	—	3,949
Shares reserved for future option and RSA grants	12,447	8,941
Shares reserved under Employee Stock Purchase Plan	651	—
Total	27,077	48,137

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

8.    Stock-Based Compensation
Total stock-based compensation expense related to options, restricted stock awards, employee stock purchases, restricted stock units and stock purchase rights granted were allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue	$480	$107	$992	$257
Research and development	4,304	1,319	10,298	3,449
Sales and marketing	2,387	765	5,746	1,859
General and administrative	911	393	2,533	834
Total stock-based compensation	$8,082	$2,584	$19,569	$6,399
Allocations to cost of revenue, research and development, general and administrative and selling and marketing expense are based upon the department to which the associated employee reported.

Equity Award Plans
During the year ended December 31, 2004, we adopted the 2004 Equity Incentive Plan (the “2004 Plan”) for the purpose of granting stock based awards to employees, directors and consultants. Awards granted under the 2004 Plan could be in the form of Incentive Stock Options (“ISOs”), Nonstatutory Stock Options (“NSOs”) or Restricted Stock Awards (“RSAs”). With the establishment of the 2011 Plan (as defined below), the 2004 Plan was terminated with respect to the grant of future awards but the 2004 Plan continues to govern awards previously issued thereunder. During the year ended December 31, 2011, we adopted the 2011 Equity Incentive Plan (the “2011 Plan”) for the purpose of granting stock based awards to employees, directors, and consultants. Awards granted under the 2011 Plan could have been ISOs, NSOs, RSAs, Stock Appreciation Rights (“SARs”) or Restricted Stock Units (“RSUs”). With the establishment of the 2014 Plan (as defined below), the 2011 Plan terminated with respect to the grant of future awards but the 2011 Plan continues to govern awards previously issued thereunder.

2014 Plan
In April 2014, the board of directors and stockholders approved the 2014 Equity Incentive Plan (the “2014 Plan”), effective on the first day that our common stock was publicly traded. A total of 6,510,000 shares of our common stock were initially reserved for issuance under the 2014 Plan. In addition, the shares reserved for issuance under our 2014 Plan will also include (a) those shares reserved but unissued under the 2011 Plan and 2004 Plan as of the effective date and (b) shares returned to our 2011 Plan and 2004 Plan as the result of expiration or termination of options (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to (a) and (b) is 20,025,189 shares). The number of shares available for grant and issuance under the 2014 Plan will be increased automatically on January 1 of each year commencing with 2016 by the number of shares equal to 3% of our shares outstanding on the immediately preceding December 31, but not to exceed 12,500,000 shares, unless the board of directors, in its discretion, determines to make a smaller increase.

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

Determination of Fair Value
Employee Stock Plans
For the three and nine months ended September 30, 2014 and 2013, the fair value of each stock option granted under the 2011 Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected term (in years)	6.2	6.7	7.6	6.6
Risk-free interest rate	1.9%	2.2%	2.3%	1.7%
Expected volatility	49.1%	50.5%	47.8%	50.8%
Dividend rate	—%	—%	—%	—%

ESPP
There were no stock purchases under the ESPP during the three and nine months ended September 30, 2014.  The following table summarizes the assumptions relating to our ESPP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected term (in years)	1.4	N/A	1.4	N/A
Risk-free interest rate	0.3%	N/A	0.3%	N/A
Expected volatility	36.3%	N/A	36.3%	N/A
Dividend rate	—%	N/A	—%	N/A

As of September 30, 2014, the total unrecognized stock-based compensation expense for unvested ESPP options, net of expected forfeitures, was $4.1 million, which is expected to be recognized over a weighted-average period of 1.9 years.

Stock Option Activities
The following table summarizes the option and RSA (Restricted Stock Award) activity under the 2004 Plan and 2011 Plan and related information:

		Options and RSAs Outstanding
	Shares Available for Grant (in thousands)	Number of Shares Underlying Outstanding Options and RSAs (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years) of Stock Options	Aggregate Intrinsic Value of Stock Options Outstanding (in thousands)
Outstanding—December 31, 2013	8,941	11,245	$6.82	8.8	$254,319
Authorized	6,510
Options granted	(3,537)	3,483	33.32
Options exercised	—	(244)	7.6
Options canceled	507	(507)	11.19
Early exercised shares repurchased	26	—	4.05
Outstanding—September 30, 2014	12,447	13,977	$13.25	8.4	$1,047,415
Vested and exercisable—September 30, 2014		3,661	$4.67	7.5	$306,260
Vested and expected to vest—September 30, 2014		12,338	$12.20	8.3	$939,302

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2014 was $20.45 per share. The aggregate intrinsic value of options exercised for the nine months ended September 30, 2014 was $7.5 million.
As of September 30, 2014, the total unrecognized stock-based compensation expense for unvested stock options, net of expected forfeitures, was $88.8 million, which is expected to be recognized over a weighted-average period of 3.9 years. The total fair value of options vested for the nine months ended September 30, 2014 was $8.4 million.

Under the 2004 Plan and 2011 Plan, the options outstanding and vested and exercisable by exercise price at September 30, 2014 are as follows:

	Options Outstanding and Exercisable			Options Vested and Exercisable
Range of Exercise Price	Number of Shares Underlying Outstanding Options (in thousands)	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price per Share	Number of Shares Underlying Outstanding Options (in thousands)	Weighted- Average Exercise Price per Share
$3.33 - $4.16	4,076	7.2	$3.65	2,463	$3.6
$4.18 - $4.92	2,123	8.1	4.56	618	4.73
$7.76 - $8.77	1,971	8.6	8.26	447	8.29
$10.18	1,886	9.0	10.18	120	10.18
$22.49	1,041	9.2	22.49	4	22.49
$30.67	1,658	9.4	30.67	2	30.47
$34.12 - $38.00	1,072	9.6	36.92	7	35.26
$75.00 - $84.00	150	9.9	75.60	—	—
	13,977	8.4	$13.25	3,661	$4.67

Restricted Stock Unit (RSU) Activities
A summary of the activity under our stock plans and changes during the reporting period and a summary of information related to RSUs are presented below (in thousands, except years and per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Unvested balance—December 31, 2013	—	—	0	—
RSUs granted	54	$76.76
RSUs vested	—	—
RSUs forfeited/canceled	—	—
Unvested balance—September 30, 2014	54	$76.76	2.1	$4,772
RSUs vested and expected to vest—September 30, 2014	54	$76.76	2.1	$4,772

As of September 30, 2014, there was $3.4 million of unrecognized compensation cost related to unvested RSUs, net of estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 3.1 years.

Restricted Stock Award Activities
A summary of our RSA activity and related information is as follows (in thousands, except per share amounts):

	Number of RSA’s Outstanding	Weighted- Average Grant Date Fair Value Per Share
Unvested balance—December 31, 2013	142	$2.42
Vested	(44)	2.50
Unvested balance—September 30, 2014	98	$2.50

There were no RSAs granted during the nine months ended September 30, 2014. As of September 30, 2014, the total unrecognized expense for outstanding RSAs, net of expected forfeitures, was $0.3 million, which is expected to be amortized over a weighted-average period of 2.0 years. As of September 30, 2014, the intrinsic value of the outstanding RSAs based on the estimated fair value of $88.33 per share was $8.4 million.

Early Exercise of Stock Options
We have typically allowed our employees and directors to exercise options granted under the 2011 Plan and the 2004 Plan prior to vesting. Upon an "early exercise" of these options, the unvested shares acquired through the exercise become options subject to our repurchase right that lapse in accordance with the original option vesting schedule. Upon termination of employment prior to our repurchase rights lapsing in full, we have a right to repurchase the unvested shares at the original purchase price (or the then-current fair market value, if lower). The proceeds initially are recorded in other liabilities from the early exercise of stock options and are reclassified to common stock and paid-in capital as our repurchase right lapse. For the nine months ended September 30, 2014, we repurchased 29,803 shares of common stock at the original exercise price due to the termination of the holders of the unvested shares. As of September 30, 2014, shares held by employees and directors that were subject to repurchase were 1.8 million with an aggregate price of $5.6 million.

9.    Net Income Per Share Available to Common Stock
The following table sets forth the computation of our basic and diluted net income per share available to common stock (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Basic:
Net income	$21,866	$11,856	$55,813	$28,718
Less: undistributed earnings allocated to participating securities	(681)	(6,018)	(15,257)	(14,844)
Net income available to common stockholders, basic	$21,185	$5,838	$40,556	$13,874
Diluted:
Net income attributable to common stockholders, basic	$21,185	$5,838	$40,556	$13,874
Add: undistributed earnings allocated to participating securities	70	290	1,353	586
Net income attributable to common stockholders, diluted	$21,255	$6,128	$41,909	$14,460
Denominator:
Basic:
Weighted-average shares used in computing net income per share available to common stockholders, basic	62,402	27,557	43,453	26,927
Diluted:
Weighted-average shares used in computing net income per share available to common stockholders, basic	62,402	27,557	43,453	26,927
Add weighted-average effect of dilutive securities:
Stock options and RSAs	7,161	2,848	5,795	2,308
Employee stock purchase plan	174	—	75	—
Stock purchase rights	—	7	—	6
Weighted-average shares used in computing net income per share available to common stockholders, diluted	69,737	30,412	49,323	29,241
Net income per share attributable to common stockholders:
Basic	$0.34	$0.21	$0.93	$0.52
Diluted	$0.30	$0.20	$0.85	$0.49

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share available to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options and RSAs to purchase common stock	120	1,396	1,480	1,416

10.     Income Taxes
Provision for income taxes was approximately $10.4 million and $5.0 million for the three months ended September 30, 2014 and 2013 respectively, and $27.6 million and $9.5 million for the nine months ended September 30, 2014 and 2013 respectively. The change in our provision for income taxes and effective tax rate was primarily due to increase in profit before income tax, the geographical distribution of the earnings, and the expiration of the federal research and development credit as of December 31, 2013.

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

11.     Segment Information
We have determined that we operate as one reportable segment. The following table represents revenue based on the customer’s location, as determined by the customer’s shipping address (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States	$123,847	$83,301	$318,989	$200,293
Other Americas	1,581	2,350	5,797	3,797
Europe, Middle East and Africa	21,485	10,922	53,827	28,333
Asia Pacific	8,550	5,052	32,004	14,035
Total revenue	$155,463	$101,625	$410,617	$246,458

Long lived assets, excluding intercompany receivables, investments in subsidiaries, privately-held equity investment and deferred tax assets, net by location are summarized as follows (in thousands):

	September 30, 2014	December 31, 2013
United States	$63,203	$63,557
International	3,788	3,647
Total	$66,991	$67,204

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

We were founded in 2004 to address the limitations of legacy networking products and to create a cloud networking platform that is open and programmable. From 2004 to 2008, our activities were focused on the development of our software, which resulted in the commercial release of our first product, the 7100 Series switches based on our EOS software, in 2008. Since then, we have continued to introduce new products utilizing EOS, including our 7500 Series switch and our 7050 Series switch in 2010, the second generation of our 7500 Series switch, called the 7500E modular switch, in May 2013 and our 7300 Series switch in November 2013. As of September 30, 2014, we have shipped more than three million switch ports.

We have experienced rapid revenue growth over the last several years, increasing our revenue at a compound annual growth rate of 71.4% from 2010 to 2013. As we have grown the functionality of our EOS software, expanded the range of our switching portfolio and increased the size of our sales force, our revenue has continued to grow rapidly. To support revenue growth, we have increased our international presence to include offices in nine countries as of September 30, 2014, including Canada, China, India, Ireland, Japan, South Korea, Malaysia, Singapore and Taiwan. Our 2013 revenue grew 86.8% when compared to 2012. Our revenue for the three and nine months ended September 30, 2014 was $155.5 million and $410.6 million, an increase of 53.0% and 66.6%, respectively, when compared to the same period in 2013. We have been profitable and cash flow positive for each year since 2010.

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

Since shipping our first products in 2008, our cumulative end-customer base has grown rapidly. Between December 31, 2010 and September 30, 2014, our cumulative end-customer base grew from approximately 570 to over 2,700. Our end customers span a range of industries and include large Internet companies, service providers, financial services organizations, government agencies, media and entertainment companies and others.

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

We market and sell our products through our direct sales force and in partnership with channel partners, including distributors, value-added resellers, systems integrators, original equipment manufacturer, or OEM, partners and in conjunction with various technology partners, depending on the application. To facilitate channel coordination and increase productivity, we have created a partner program, the Arista Partner Program, to engage partners who provide value-added services and extend our reach into the marketplace. Authorized training partners provide technical training to our channel partners. Our partners commonly receive an order from an end customer prior to placing an order with us, and we confirm the identification of the end customer prior to accepting such orders. Our partners generally do not stock inventory received from us. Our sales organization is supported by systems engineers with deep technical expertise and responsibility for pre-sales technical support and engineering for our end customers. Each sales team is responsible for a geographic territory, has responsibility for a number of major direct end-customer accounts or has assigned accounts in a specific vertical market. During three and nine months ended September 30, 2014, 80.7% and 79.1% of our revenue was generated from the Americas, substantially all from the United States, 13.8% and 13.1% from Europe, the Middle East and Africa and 5.5% and 7.8% from the Asia-Pacific region, respectively.

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

Other Income (Expense), Net

Interest Expense

Interest expense consists of interest expense on our subordinated convertible promissory notes, including our related party subordinated convertible promissory notes and interest expense from our lease financing obligation.

Other Income (Expense)

Other income (expense) consist of gain on our notes receivable, write-off of debt discount on notes payable and foreign currency exchange gains and losses. Our foreign currency exchange gains and losses relate to transactions and asset and liability balances denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.

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

Results of Operations

The following table summarizes historical results of operations for the periods presented and as a percentage of revenue for those periods. We have derived the data for the three and nine months ended September 30, 2014 and 2013 from our unaudited condensed consolidated financial statements (in thousands, except for percentage of revenue).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$155,463	$101,625	$410,617	$246,458
Cost of revenue (1)	54,506	36,589	134,966	85,393
Gross profit	100,957	65,036	275,651	161,065
Operating expenses (1):
Research and development	36,231	26,635	104,565	67,235
Sales and marketing	20,956	14,523	60,322	37,703
General and administrative	9,896	5,242	24,253	12,484
Total operating expenses	67,083	46,400	189,140	117,422
Income from operations	33,874	18,636	86,511	43,643
Interest expense	(764)	(1,797)	(5,512)	(5,320)
Other income (expense), net	(824)	(23)	2,426	(123)
Total Other income (expense), net	(1,588)	(1,820)	(3,086)	(5,443)
Income before provision for income taxes	32,286	16,816	83,425	38,200
Provision for income taxes	10,420	4,960	27,612	9,482
Net income	$21,866	$11,856	$55,813	$28,718

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(as a percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	35.1	36.0	32.9	34.6
Gross margin	64.9	64.0	67.1	65.4
Operating expenses:
Research and development	23.3	26.2	25.5	27.3
Sales and marketing	13.5	14.3	14.7	15.3
General and administrative	6.4	5.2	5.9	5.1
Total operating expenses	43.2	45.7	46.1	47.7
Income from operations	21.7	18.3	21.0	17.7
Interest expense	(0.5)	(1.8)	(1.3)	(2.2)
Other income (expense), net	(0.5)	—	0.6	—
Total other income (expense), net	(1.0)	(1.8)	(0.7)	(2.2)
Income before provision for income taxes	20.7	16.5	20.3	15.5
Provision for income taxes	6.7	4.9	6.7	3.8
Net income	14.0%	11.6%	13.6%	11.7%

(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue	$480	$107	$992	$257
Research and development	4,304	1,319	10,298	3,449
Sales and marketing	2,387	765	5,746	1,859
General and administrative	911	393	2,533	834
Total stock-based compensation	$8,082	$2,584	$19,569	$6,399

Three and Nine Months Ended September 30, 2014 Compared to Three and Nine Months Ended September 30, 2013

Revenue, Cost of Revenue and Gross Profit (in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change in		2014	2013	Change in
	$	$	$	%	$	$	$	%
Revenue	$155,463	$101,625	$53,838	53.0%	$410,617	$246,458	$164,159	66.6%
Cost of Revenue	54,506	36,589	17,917	49.0	134,966	85,393	49,573	58.1
Gross profit	$100,957	$65,036	$35,921	55.2%	$275,651	$161,065	$114,586	71.1%
Gross margin	64.9%	64.0%			67.1%	65.4%

Revenue

Revenue increased $53.8 million, or 53.0% for the three months ended September 30, 2014 compared to the same period in 2013. The increase in revenue predominantly included an increase in sales of switch products and related accessories of $47.2 million, or 50.4%, primarily to existing customers, and, to a lesser extent, new customers. The increase in product revenue was largely driven by the number of switch ports shipped, which increased by 78.3% during the three months ended September 30, 2014 compared to the same period in 2013, partially offset by a reduction of 15.5% in the average selling price per port shipped. The decrease in average selling price per port was primarily attributable to product mix and lower pricing terms for sales to large end customers.

Revenue increased $164.2 million, or 66.6%, for the nine months ended September 30, 2014 compared to the same period in 2013. The increase in revenue predominantly included an increase in sales of switch products and related accessories of $144.4 million, or 63.4%, primarily to existing customers, and, to a lesser extent, new customers. The increase in product revenue was largely driven by the number of switch ports shipped which increased by 79.3%, partially offset by a reduction of 9.0% in average selling price per port shipped. The decrease in average selling price per port was primarily attributable to product mix and lower pricing terms for sales to large end customers. In addition, we had an increase in revenue of $24.4 million related to changes in deferred product revenue. During the nine months ended September 30, 2013, we had net product deferrals totaling $7.4 million, primarily from the deferral of a few large customer orders, while in the nine months ended September 30, 2014 we recognized $17.0 million, net of product deferrals, primarily from the recognition of a few large customer orders that were previously deferred.

Cost of Revenue

Cost of revenue increased $17.9 million, or 49.0%, for the three months ended September 30, 2014 compared to the same period in 2013. The increase in cost of revenue was primarily due to the corresponding increase in revenue as our shipment volume significantly increased during the three months ended September 30, 2014 resulting in an increase in product costs of $16.0 million in the three months ended September 30, 2014 compared to the same period in 2013.

Cost of revenue increased $49.6 million, or 58.1%, for the nine months ended September 30, 2014 compared to the same period in 2013. The increase in cost of revenue was primarily due to the corresponding increase in revenue as our shipment volume significantly increased during the nine months ended September 30, 2014 resulting in an increase in product costs of $45.7 million in the nine months ended September 30, 2014 compared to the same period in 2013.

Gross Margin

Gross margin increased from 64.0% for the three months ended September 30, 2013 to 64.9% for the three months ended September 30, 2014. The increase in gross margin was primarily the result of relatively constant overhead costs on a higher revenue base. This increase was partially offset by a decrease in product margins due to product mix and an increase in the size of contracts with large end customers having higher volume discounts.

Gross margin increased from 65.4% for the nine months ended September 30, 2013 to 67.1% for the nine months ended September 30, 2014. The increase in gross margin was primarily the result of reduced overhead costs on a higher revenue base. We had a decrease in product warranty charges of $3.1 million resulting from improved product quality and a benefit of $2.2 million resulting from a cash settlement received from one of our suppliers due to a product defect issue. We also had a decrease in inventory-related obsolescence charges of $2.8 million resulting from significant charges during the nine months ended September 30, 2013 due to the introduction of new products. The increase in gross margin was partially offset by a decrease in product margins due to product mix and an increase in the size of contracts with large end customers having higher volume discounts, as well as an increase in manufacturing overhead costs of $4.8 million to support the growth of the business.

Operating Expenses (in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change in		2014	2013	Change in
	$	$	$	%	$	$	$	%
Operating expenses:
Research and development	$36,231	$26,635	$9,596	36.0%	$104,565	$67,235	$37,330	55.5%
Sales and marketing	20,956	14,523	6,433	44.3	60,322	37,703	22,619	60.0
General and administrative	9,896	5,242	4,654	88.8	24,253	12,484	11,769	94.3
Total operating expenses	$67,083	$46,400	$20,683	44.6%	$189,140	$117,422	$71,718	61.1%

Research and development

Research and development expenses increased $9.6 million, or 36.0%, for the three months ended September 30, 2014 compared to the same period in 2013. The increase was primarily due to an increase in personnel costs of $8.4 million, resulting from an increase of 169 employees from September 30, 2013 to September 30, 2014. The increase was also due to a net increase of $3.1 million in research and development related facilities and IT infrastructure costs, third-party engineering costs and depreciation expense as we continued to expand and support our research and development activities, partially offset by a $2.2 million reduction in prototype spending related to changes in project timing.

Research and development expenses increased $37.3 million, or 55.5%, for the nine months ended September 30, 2014 compared to the same period in 2013. The increase was primarily due to an increase in personnel costs of $26.7 million, resulting from an increase in headcount as discussed above as well as the introduction of our corporate bonus plan in 2014. The increase was also due to a net increase of $8.7 million in research and development related facilities and IT infrastructure costs partially offset by lower third-party engineering cost of $2.2 million as we continued to expand and support our research and development activities.

Sales and marketing

Sales and marketing expenses increased $6.4 million, or 44.3%, for the three months ended September 30, 2014 compared to the same period in 2013. The increase was primarily due to an increase in personnel costs of $5.9 million, resulting from an increase of 54 employees from September 30, 2013 to September 30, 2014, as well as an increase in sales commissions resulting from higher sales volume.

Sales and marketing expenses increased $22.6 million, or 60.0%, for the nine months ended September 30, 2014 compared to the same period in 2013. The increase was primarily due to an increase in personnel costs of $18.5 million, resulting from an increase in headcount as discussed above as well as an increase in sales commissions resulting from higher sales volume. The increase was also due to an increase of $1.7 million in facilities and IT infrastructure costs due to increased headcount as we expand our sales and marketing activities.

General and administrative

General and administrative expenses increased $4.7 million, or 88.8%, for the three months ended September 30, 2014 compared to the same period in 2013. The increase was primarily due to an increase in personnel costs of $2.8 million, resulting from an increase of 29 employees from September 30, 2013 to September 30, 2014, and additional expenses under our corporate bonus plan. We incurred additional insurance costs of $0.5 million, higher professional service fees of $0.5 million related to outside legal, accounting and consulting services to support increased business activity and public-company activities and an increase in our bad debt provision of $0.4 million.

General and administrative expenses increased $11.8 million, or 94.3%, for the nine months ended September 30, 2014 compared to the same period in 2013. The increase was primarily due to an increase in personnel costs of $5.8 million, resulting from an increase in headcount as discussed above as well as the introduction of our corporate bonus plan in 2014. We also incurred higher insurance and professional service fees of $4.4 million related to outside legal, accounting and consulting services and directors and officers insurance to support our business and public-company activities.

Other Income (Expense), Net (in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change in		2014	2013	Change in
	$	$	$	%	$	$	$	%
Other income (expense), net:
Interest expense	$(764)	$(1,797)	$1,033	(57.5)%	$(5,512)	$(5,320)	$(192)	3.6%
Other income (expense), net	(824)	(23)	(801)	N/M	2,426	(123)	2,549	N/M
Total other income (expense), net	$(1,588)	$(1,820)	$232		$(3,086)	$(5,443)	$2,357

Interest expense decreased during the three months ended September 30, 2014 compared to the same period in 2013 as a result of repayment and conversion of all our notes payable upon our IPO during the second quarter of 2014.

Other income (expense), increased during the nine months ended September 30, 2014, compared to the same period in 2013 due to the gain on our notes receivable of $4.0 million offset by a $0.7 million of write-off related to the debt discount on notes payable upon our IPO, further offset by net transactional exchange rate variances.

Provision for Income Taxes (in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change in		2014	2013	Change in
	$	$	$	%	$	$	$	%
Provision for income taxes	$10,420	$4,960	$5,460	110.1%	$27,612	$9,482	$18,130	191.2%
Effective tax rate	32.3%	29.5%			33.1%	24.8%

Provision for income taxes was approximately $10.4 million and $5.0 million for the three months ended September 30, 2014 and 2013 respectively, and $27.6 million and $9.5 million for the nine months ended September 30, 2014 and 2013 respectively. The change in our provision for income taxes and effective tax rate was primarily due to an increase in profit before income tax, the geographical distribution of the earnings, and the expiration of the federal research and development credit as of December 31, 2013.

The effective tax rate as of December 31, 2013 included the impact of the passage of the American Tax Relief Act of 2012 signed into law on January 2, 2013, which reinstated 2012 and 2013 federal research and development credit. The impact of the 2012 federal research and development tax credit benefit was recorded in the three months ended March 31, 2013.

Liquidity and Capital Resources

As of September 30, 2014, cash and cash equivalents were $408.6 million, including $43.4 million held outside the United States in our foreign subsidiaries. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes less any previously paid foreign income taxes.

Since inception, we have primarily financed our operations and capital expenditures through debt, cash flows from our operations and sales of capital stock. As of December 31, 2013, we had outstanding $75.0 million aggregate principal amount of subordinated convertible promissory notes and $25.0 million aggregate principal amount of related party subordinated convertible promissory notes.
On June 6, 2014, we completed our initial public offering (the “IPO”) in which we sold 6,037,500 shares of our common stock at a public offering price of $43.00 per share, which included 787,500 shares of common stock issued pursuant to the exercise in full of the over-allotment option by the underwriters. The IPO resulted in proceeds of $238.9 million, net of underwriting discounts and commissions of $15.6 million and other estimated issuance costs of $5.1 million. In connection with the closing of the IPO, all of our outstanding convertible preferred stock automatically converted into 24,000,000 shares of common stock on a one-to-one basis.

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

We plan to continue to invest for long-term growth. One of the principal purposes of the IPO was to obtain additional capital to fund the growth of our business. We believe that our existing cash and cash equivalents balance together with cash proceeds from operations will be sufficient to meet our working capital requirements and our growth strategies for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced products and services offerings, our costs of outsourcing, our manufacturing and possible acquisitions or investments. We expect to incur capital expenditures in 2014 to invest in our research and development and manufacturing processes. If we are unable to raise additional capital when we need it, our business, results of operations and financial condition would be adversely affected. The sale of additional equity could result in additional dilution to our stockholders. If we raise additional funds by borrowing from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility and would require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain financing on terms favorable to us. We consider the undistributed earnings of our foreign subsidiaries as of September 30, 2014 and December 31, 2013 to be indefinitely reinvested, and, accordingly, no U.S. income taxes have been provided thereon. As of September 30, 2014 and December 31, 2013, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $43.4 million and $33.4 million, respectively. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. income taxes to repatriate these funds. However, we have not repatriated nor do we anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.

Cash Flows

	September 30, 2014	December 31, 2013
Cash and cash equivalents	$408,596	$113,664

	Nine Months Ended September 30,
	2014	2013
Cash provided by operating activities	$98,704	$40,615
Cash used in investing activities	(26,200)	(15,496)
Cash provided by financing activities	222,508	6,254
Effect of exchange rate changes	(80)	(8)
Net increase in cash and cash equivalents	$294,932	$31,365

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

During the nine months ended September 30, 2014, cash provided by operating activities was $98.7 million primarily from net income of $55.8 million, net non-cash charges of $23.1 million and a net increase in our operating assets and liabilities of $19.8 million. The change in our operating assets and liabilities was primarily due, an increase in our deferred revenue of $18.8 million resulting from the increase in sales, an increase in our accounts payables of $5.6 million from the timing of our payments and a decrease in inventories of $4.5 million as a result of improvements in the management of our consigned and finished goods inventory. We also had higher accrued expenses of $7.7 million that were primarily attributed to higher personnel costs from the increase in headcount, which includes contributions of $2.1 million received from introduction of our employee stock purchase plan. These changes were partially offset by an increase in our prepaid expenses and other current assets of $8.8 million primarily from the prepayments for taxes and renewals of our insurance. We also had an increase in our accounts receivable of $6.7 million resulting from higher product shipments as well as an increase in other assets of $2.1 million.

During the nine months ended September 30, 2013, cash provided by operating activities was $40.6 million primarily from net income of $28.7 million, net non-cash charges of $6.6 million and a net decrease in our operating assets and liabilities of $5.3 million. The change in our net operating assets and liabilities was primarily due to a $30.5 million increase in inventory for anticipated growth in our business, a $15.6 million increase in accounts receivable due to an increase in sales and a $4.4 million increase in prepaid expenses and other current assets. This decrease was partially offset by a $15.8 million increase in accounts payable primarily attributable to the timing of payments, a $10.1 million increase in accrued liabilities attributable to higher warranty liabilities and higher accrued personnel costs due to growth in headcount, a $22.5 million increase in deferred revenue due to increased sales and a $4.5 million increase in interest payable attributable to our outstanding convertible promissory notes, including our related party convertible promissory notes.

Cash Flows from Investing Activities

Our investing activities have consisted primarily of purchases of property and equipment. We expect to continue to make purchases of property and equipment to support continued growth of our business.

During the nine months ended September 30, 2014, cash used in investing activities was $26.2 million, consisting primarily of purchases of property and equipment of $10.8 million and other investing activities of $19.5 million largely due to a $15.0 million equity investment in a privately held company partially offset by the release of our restricted cash into cash and cash equivalents of $4.0 million.

During the nine months ended September 30, 2013, cash used in investing activities was $15.5 million, all of which was for purchases of property and equipment.

Cash Flows from Financing Activities

Our cash flows provided by financing activities primarily consisted of proceeds from the for IPO and exercises of stock options partially offset by repayment of our subordinated convertible promissory notes.

During the nine months ended September 30, 2014, cash provided by financing activities was $222.5 million, consisting primarily of net proceeds raised from our IPO of $239.6 million and proceeds from the exercise of stock options, net of repurchases of $2.6 million. These proceeds were partially offset by the repayment of our notes payable of $20.0 million.

During the nine months ended September 30, 2013, cash provided by financing activities was $6.3 million, consisting primarily of proceeds from the exercise of stock options, net of repurchases, amounting to $5.9 million and excess tax benefits realized from our equity incentive plans amounting to $0.3 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

On July 30, 2014, we entered into an agreement to lease additional space to expand our headquarters in Santa Clara, California. The lease is expected to commence in phases on January 1, 2015 for a portion and subsequently on January 1, 2016 for the remainder and expiring on September 30, 2023. The minimum payments will be approximately $2.6 million per year.

Other than the agreement above, there have been no other significant changes during the nine months ended September 30, 2014 impacting our contractual obligations disclosed in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Prospectus.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. As of September 30, 2014 and December 31, 2013, we did not hold or issue financial instruments for trading purposes.

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

As of September 30, 2014, our notes receivable had a carrying value of $8.0 million. A hypothetical 10% change in market interest rates would not have a material impact on our condensed consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable level of assurance because of the material weaknesses in our internal control over financial reporting discussed below.

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

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described above, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities and Exchange Act of 1934, as amended, that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On the same day, we also filed an answer to OptumSoft’s claims, as well as affirmative defenses based in part on OptumSoft’s failure to maintain the confidentiality of its claimed trade secrets, its authorization of the disclosures it asserts and its delay in claiming ownership of the software components at issue. We have also taken additional steps to respond to OptumSoft’s allegations that we improperly used and/or disclosed OptumSoft confidential information. While we believe we have strong defenses to these allegations, we believe we have (i) revised our software to remove the elements we understand to be the subject of the claims relating to improper use and disclosure of OptumSoft confidential information and made the revised software available to our customers and (ii) removed information from our website that OptumSoft asserted disclosed OptumSoft confidential information. The Court has set a trial date for April 2016.

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

Item 1A. Risk Factors
You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition, results of operations and prospects. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition, results of operations and prospects.
Risks Related to Our Business and Our Industry

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

We have experienced rapid growth and increased demand for our products over the last several years, which has placed a strain on our management, administrative, operational and financial infrastructure. Our employee headcount and number of end customers have increased significantly. To handle the increase in end customers, we expect to continue to grow our headcount significantly over the next 12 months. For example, as of December 31, 2010 and September 30, 2014, our cumulative number of end customers increased from approximately 570 to over 2,700. As we have grown, we have had to manage an increasingly larger and more complex array of internal systems and processes to scale with all aspects of our business, including our hardware and software development, contract manufacturing and purchasing, logistics and fulfillment and maintenance and support. Our success will depend in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and continue to hire, train and manage new employees as needed. To manage domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting processes and procedures and implement more extensive and integrated financial and business information systems. We may not be able to successfully implement these or other improvements to our systems and processes in an efficient or timely manner, and we may discover deficiencies in their capabilities or effectiveness. We may experience difficulties in managing improvements to our systems and processes or in connection with third-party technology. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. Our failure to improve our systems and processes, or their failure to operate effectively and in the intended manner, may result in disruption of our current operations and end-customer relationships, our inability to manage the growth of our business and our inability to accurately forecast our revenue, expenses and earnings and prevent certain losses.

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

Our results of operations have historically varied from period to period, and we expect that this trend will continue. As a result, you should not rely upon our past financial results for any period as indicators of future performance. Our results of operations in any given period can be influenced by a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	our ability to attract and retain new end customers, including large end customers;

•	the budgeting cycles and purchasing practices of end customers, including large end customers who may receive lower pricing terms due to volume discounts;

•	the buying patterns of our large end customers in which large bulk purchases may or may not occur in certain quarters;

•	changes in end-customer, distributor or reseller requirements or market needs;

•	deferral or cancellation of orders from end customers, including in anticipation of new products or product enhancements announced by us or our competitors, or warranty returns;

•	changes in the growth rate of the networking market;

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

•	general economic conditions, both domestically and in foreign markets; and

•	other risk factors described in this Quarterly Report on Form 10-Q.

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

Managing the supply of our products and product components is complex, and our inventory management systems and related supply-chain visibility tools may not enable us to forecast accurately and manage effectively the supply of our products and product components. Insufficient supply and inventory may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins. In order to reduce manufacturing lead times and plan for adequate component supply, from time to time we may issue purchase orders for components and products that are non-cancelable and non-returnable. We establish a liability for non-cancelable, non-returnable purchase commitments with our third-party contract manufacturers for quantities in excess of our demand forecasts, or obsolete material charges. As of September 30, 2014 and December 31, 2013, our provision for non-cancelable, non-returnable purchase commitments was $0.9 million and $1.8 million, respectively. We did not have provisions for non-cancelable, non-returnable purchase commitments as of December 31, 2011 and 2012.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock has been and may continue to be volatile, and the value of your investment could decline.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As September 30, 2014, we have 64.4 million shares of common stock outstanding, assuming no exercise of our outstanding options after September 30, 2014.

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

On November 7, 2014, Morgan Stanley & Co. LLC and Citigroup Global Markets Inc., on behalf of the underwriters, at the request of Arista, consented to the release of lock-up restrictions for Arista employees for up to 50% of the vested shares of our common stock held by them effective November 11, 2014. The partial release does not apply to executive officers, directors, employees who have entered into Rule 10b5-1 trading plans or non-employee stockholders. Approximately 3.7 million shares of Arista’s vested common stock and vested options to purchase approximately 1.8 million shares of Arista’s common stock will be released from the lockup restrictions on November 11, 2014. On December 2, 2014, the remaining lockup restrictions are scheduled to expire with respect to approximately 53.0 million shares of Arista’s vested common stock and vested options to purchase approximately 2.4 million shares of Arista’s common stock.

When the applicable lock-up periods expire, we and our locked-up securityholders will be able to sell those shares no longer subject to the lockup in the public market. Further, the underwriters may, in their sole discretion, release all or some additional portion of the remaining shares subject to lock-up agreements prior to the expiration of the lock-up period. Sales of a substantial number of such shares upon expiration, or the perception that such sales may occur, or early release of the lock-up, could cause our share price to decline or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

Based on shares outstanding as of September 30, 2014, holders of up to approximately 28,118,975 shares, or 43.6%, of our common stock will have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

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

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock together with their affiliates, in the aggregate, beneficially own approximately 57.6% of the outstanding shares of our common stock, based on shares outstanding as of September 30, 2014. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Our amended and restated certificate of incorporation authorizes us to issue up to 1,000,000,000 shares of common stock and up to 100,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans or otherwise. We may from time to time issue additional shares of common stock at a discount from the then market price of our common stock. Any issuance of stock could result in substantial dilution to our existing stockholders and cause the market price of our common stock to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None

Use of Proceeds

We filed a Registration Statement on Form S-1 (File No. 333-194899) for an IPO of common stock, which was declared effective by the Securities and Exchange Commission on June 6, 2014. In that offering, an aggregate shares of 6,037,500 (inclusive of 787,500 shares of common stock from the full exercise of the over-allotment option granted to the underwriters) common stock were sold on our behalf. The public offering price of the shares sold in the IPO was $43.00 per share. The total gross proceeds from the offering were $259.6 million. After deducting underwriting discounts and commissions totaling $15.6 million and other estimated issuance costs of $5.1 million, the aggregate net proceeds received by us was $238.9 million. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or any affiliates. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on June 6, 2014 pursuant to Rule 424(b).

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

Arista Networks, Inc.
(Registrant)
Dated:	November 6, 2014	By:	/s/ Jayshreee Ullal
Jayshree Ullal
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated:	November 6, 2014	By:	/s/ Kelyn Brannon
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