Form 10-K/A
period 2014-12-31
Arista Networks, Inc.
filed 2015-05-15
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K/A
(Amendment No. 1)
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 001-36468
__________________________________________
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
On May 8, 2015, 66,528,422 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statement for our annual meeting of stockholders, which was filed with the Securities and Exchange Commission on April 22, 2015.

Explanatory Note
 We are filing this Amended Annual Report on Form 10-K/A (the “Amended Filing”) to correct an error in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (“SEC”) on March 11, 2015 (the “Original Filing”), to amend and restate our Consolidated Statement of Cash Flows for the year ended December 31, 2014, as discussed below and in Note 1 to the accompanying restated consolidated financial statements.
The correction has no impact on our consolidated balance sheets, statements of income, comprehensive income or stockholders equity as previously reported for the year ended December 31, 2014. Furthermore, the correction does not materially impact any other previously reported periods. An explanation of the impact on our financial statements, and the consolidated statement of cash flows as originally reported are contained in Note 1 to the consolidated financial statements contained in Part II - Item 8 of this Amended Filing.
Description of Restatement
In the course of preparing our interim financial statements for the quarter ended March 31, 2015, we identified an error in our consolidated statement of cash flows for the year ended December 31, 2014. The error was due to duplicate recognition of the excess tax benefits associated with our equity incentive plans resulting in a $17.4 million understatement of cash provided by operating activities and a corresponding $17.4 million overstatement of cash provided by financing activities.  The net increase in cash and cash equivalents and the ending cash and cash equivalents balance on the consolidated statement of cash flows were unaffected by this error and there was no impact to net income. No other previously reported periods require correction.
Internal Control Considerations
As a result of the restatement, we have concluded that as of December 31, 2014, our disclosure controls and procedures were not effective at a reasonable level of assurance due to a material weakness in internal control over financial reporting. The deficiency relates to the inadequate design and operation of review controls that are intended to ensure the accuracy of the calculations and related disclosures in our consolidated statements of cash flows. For a discussion of management’s consideration of our disclosure controls and procedures and the material weakness identified, see Part II - Item 8 included in this Amended Filing.
Items Amended in This Filing
For the convenience of the reader, this Amended Filing sets forth the Original Filing, as modified and superseded where necessary to reflect the restatement. The following items have been amended as a result of, and to reflect, the restatement:

•	Part I - Item 1A. Risk Factors

•	Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, specifically Liquidity and Capital Resources

•
Part II - Item 8. Financial Statements and Supplementary Data, specifically the Report of Independent Registered Public Accounting Firm, the Consolidated Statements of Cash Flows and Note 1. Restatement

•	Part II - Item 9A. Controls and Procedures
In accordance with applicable SEC rules, this Amended Filing includes new certifications required by Rule 13a-14 under the Securities and Exchange Act of 1934 (“Exchange Act”) from our Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amended Filing.
Except for the items noted above, no other information included in the Original Filing is being amended or updated by this Amended Filing. This Amended Filing continues to describe the conditions as of the date of the Original Filing and, except as contained herein, we have not updated or modified the disclosures contained in the Original Filing. Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

ARISTA NETWORKS, INC.

PART I

FORWARD-LOOKING INFORMATION
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Amended Annual Report on Form 10-K/A, including the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, as Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “predict,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.
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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” and elsewhere in this Amended Annual Report on Form 10-K/A. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Amended Annual Report on Form 10-K/A may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should not rely upon forward-looking statements as predictions of future events.
The forward-looking statements made in this Amended Annual Report on Form 10-K/A relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Amended Annual Report on Form 10-K/A to reflect events or circumstances after the date of this Amended Annual Report on Form 10-K/A or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
Item 1A. Risk Factors
You should consider carefully the risks and uncertainties described below, together with all of the other information in this Amended Annual Report on Form 10-K/A, which could materially affect our business, financial condition, results of operations and prospects. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition, results of operations and prospects.
Risks Related to Our Business and Our Industry
Our limited operating history makes it difficult to evaluate our current business and future prospects and may increase the risk associated with your investment.
We were founded in 2004 and shipped our first products in 2008. The majority of our revenue growth has occurred since the beginning of 2010. Our limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and difficulties frequently experienced by rapidly growing companies in constantly evolving industries, including the risks described elsewhere in this Amended Annual Report on Form 10-K/A. If we do not address these risks successfully, our business, financial condition, results of operations and prospects will be adversely affected, and the market price of our common stock could decline. Further, we have limited historical financial data, and we operate in a rapidly evolving market. As such, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market.
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

•	our ability to retain and increase sales to existing customer and attract new end customers, including large end customers;

•	the budgeting cycles and purchasing practices of end customers, including large end customers who may receive lower pricing terms due to volume discounts;

•	the buying patterns of our large end customers in which large bulk purchases may or may not occur in certain quarters;

•	the cost and potential outcomes of existing and future litigation including Cisco and Optumsoft litigation matters;

•	the rate of expansion and productivity of our sales force;

•	changes in our pricing policies, whether initiated by us or as a result of competition;

•	the amount and timing of operating costs and capital expenditures related ot the operation and expansion of our business;

•	changes in end-customer, distributor or reseller requirements or market needs;

•	deferral or cancellation of orders from end customers, including in anticipation of new products or product enhancements announced by us or our competitors, or warranty returns;

•	the inclusion of any acceptance provisions in our customer contracts or any delays in acceptance of those products;

•	changes in the growth rate of the networking market;

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

•	general economic conditions, both domestically and in foreign markets; and

•	other risk factors described in this Amended Annual Report on Form 10-K/A.
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
On December 5, 2014, Cisco filed two complaints against us in District Court for the Northern District of California, which are proceeding as Case No. 4-14-cv-05343 (“’43 Case”) and Case No. 4-14-cv-05344 (“’44 Case”). In the ’43 Case, Cisco alleges that we infringe U.S. Patent Nos. 6,377,577; 6,741,592; 7,023,853; 7,061,875; 7,162,537; 7,200,145; 7,224,668; 7,290,164; 7,340,597; 7,460,492; 8,051,211; and 8,356,296 (respectively, “the ’577 patent,” “the ’592 patent,” “the ’853 patent,” “the 875 patent,” “the ’537 patent,” “the ’145 patent,” “the ’668 patent,” “the ’164 patent,” “the ’597 patent,” “the ’492 patent,” “the ’211 patent,” and “the ’296 patent”). Cisco seeks, as relief for our alleged infringement in the ’43 Case, lost profits and/or reasonable royalty damages in an unspecified amount, including treble damages, attorney’s fees, and associated costs. Cisco also seeks injunctive relief in the ’43 Case. On February 10, 2015, the court granted our unopposed motion to stay the ’43 Case until the proceedings before the United States International Trade Commission (“USITC”) pertaining to the same patents (as discussed below) become final. In the ’44 Case, Cisco’s complaint alleges that we infringe U.S. Patent Nos. 7,047,526 and 7,953,886 and further alleges that we infringe numerous copyrights pertaining to Cisco’s “Command Line Interface” or “CLI.” As relief for our alleged patent infringement in the ’44 Case, Cisco seeks lost profits and/or reasonable royalty damages in an unspecified amount including treble damages, attorney’s fees, and associated costs as well as injunctive relief. As relief from our alleged copyright infringement, Cisco seeks damages in an unspecified amount in the form of alleged lost profits, profits from our alleged infringement, statutory damages, attorney’s fees and associated costs. Cisco also seeks injunctive relief against our alleged copyright infringement. On February 13, 2015, we answered the complaint in the ’44 Case, denying the patent and copyright infringement allegations and also raising numerous affirmative defenses. On March 6, 2015, Cisco filed an amended complaint against in the ’44 Case. In response, we moved to dismiss Cisco’s allegations of willful patent infringement pre-suit indirect patent infringement. A hearing on our motion to dismiss is scheduled for July 2, 2015. Trial has not been scheduled in either the ’43 or ’44 Cases.
On December 19, 2014, Cisco filed two complaints against us in the USITC, alleging that Arista has violated Section 337 of the Tariff Act of 1930, as amended. The complaints have been instituted as ITC Inv. Nos. 337-TA-944 (“’944 Investigation”) and 337-TA-945 (“’945 Investigation). In the ’944 Investigation, Cisco alleges that certain Arista switching products infringe the ’592, ’537, ’145, ’164, ’597, and ’296 patents. In the ’945 Investigation, Cisco alleges that certain Arista switching products infringe the ’577, ’853, ’875, ’668, ’492, and ’211 patents. In both the ’944 and ’945 Investigations, Cisco seeks, among other things, a limited exclusion order barring entry into the United States of accused switch products (including 7000 Series of switches) and a cease and desist order against us restricting our activities with respect to our imported accused switch products. On January 28, 2015, the Administrative Law Judge assigned to the ’944 Investigation set May 27, 2016 as the target date for completion of the ’944 Investigation. On February 11, 2015, we responded to the notices of investigation and complaints in the ’944 and ’945 Investigations by, among other things, denying the patent infringement allegations and raising numerous affirmative defenses. On February 19, 2015, the Administrative Law Judge assigned to the ’945 Investigation issued a procedural schedule calling for, among other events: issuance of an order construing the claims of the ’577, ’853, ’875, ’668, ’492, and ’211 patents tentatively on July 17, 2015; an evidentiary hearing on November 9-20, 2015; an initial determination regarding our alleged violations due April 26, 2016; and the target date for completion of the ’945 Investigation on August 26, 2016. On March 9, 2015, the Administrative Law Judge assigned to the ’944 Investigation issued a procedural schedule calling for, among other events: an evidentiary hearing on Sept. 9-11 & 15-17, 2015 and issuance of an initial determination regarding our alleged violations on January 27, 2016.
On April 1, 2015, we filed petitions for Inter Partes Review with the United States Patent Trial and Appeal Board (“PTAB”) seeking to invalidate Cisco’s ’597, ’211, and ’668 patents. On April 10, 2015, we filed petitions for Inter Partes Review with the PTAB seeking to invalidate Cisco’s ’853 and ’577 patents. On April 16, 2015, we filed additional petitions for Inter Partes Review with the PTAB seeking to invalidate Cisco’s ’853 and ’577 patents. We expect that the PTAB will determine whether or not to institute review of the validity with respect to each of our petitions for Inter Partes Review within six months of the filing dates for those petitions. To the extent that the PTAB grants our petitions and institutes review, the PTAB must issue its final written decision on validity within twelve months of its institution decision.
We intend to vigorously defend against Cisco’s lawsuits, as summarized in the preceding paragraphs. However, we cannot be certain that, if litigated, any claims by Cisco would be resolved in our favor. For example, an adverse litigation ruling could result in a significant damages award against us, could further result in the above described injunctive relief, could result in a requirement that we make substantial royalty payments to Cisco, and/or could require that we modify our products to the extent that we are found to infringe any valid claims asserted against us Cisco. In particular, with respect to the ‘944 and ‘945 Investigations, if our products are found to infringe any patents that are the subject of those investigations, the USITC would likely issue a limited exclusion order barring entry into the United States of accused switch products (including 7000 Series of switches) and a cease and desist order restricting our activities with respect to our imported accused switch products. In the case that we attempt to modify our manufacturing and importation processes to comply with such orders, we may not be able to do so successfully or without substantial expense. Moreover, in the case we attempt to modify our products, to the extent we are found to infringe on any valid claims asserted against us, we may not be able to successfully modify our products in a substantial manner and any modified products may not be well received in the market. Any such adverse ruling could materially adversely affect our business, prospects, results of operation and financial condition. To the extent that we reached a negotiated settlement with Cisco, the settlement could require payment of substantial royalties.
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
We identified a material weakness in our internal control over financial reporting as of December 31, 2014 that, if not properly remediated, could result in a material misstatement in our financial statements in future periods and impair our ability to comply with the accounting and reporting requirements applicable to public companies.
Our independent registered public accounting firm has not conducted an audit of our internal control over financial reporting. However, for the year ended December 31, 2014, we identified a material weakness in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified related to the inadequate design and operation of review controls that are intended to ensure the accuracy of the calculations and related disclosures in our consolidated statement of cash flows. We identified a material error in our consolidated statement of cash flows for the year ended December 31, 2014 requiring adjustment in order for the financial statements to be presented in accordance with U.S. generally accepted accounting principles. Specifically, the error was due to duplicate recognition of the excess tax benefits associated with our equity incentive plans resulting in a $17.4 million understatement of cash provided by operating activities and a corresponding $17.4 million overstatement of cash provided by financing activities. This error was subsequently corrected and disclosed in our accompanying amended consolidated financial statements.
Our remediation efforts are in process and have not yet been completed. Because of this material weakness, there is heightened risk that a material misstatement of our annual or quarterly financial statements may not be prevented or detected. In addition, the planned remediation steps we expect to take may not effectively remediate the material weakness, in which case our internal control over financial reporting would continue to be ineffective. We cannot guarantee that we will be able to complete our remedial actions successfully. Even if we are able to complete these actions successfully, these measures may not adequately address our material weakness. In addition, it is possible that we will discover additional material weaknesses in our internal control over financial reporting.

We will be required to disclose changes in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an “emerging growth company” as defined in the JOBS Act, if we take advantage of the exemptions contained in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that such firm is not satisfied with the level at which our controls are documented, designed or operating. As a result, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Our remediation efforts may not enable us to avoid a material weakness in the future. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently.
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
As a public company, we are subject to the reporting and corporate governance requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations, including the Sarbanes-Oxley Act and the Dodd-Frank Act. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company” as defined in the Jumpstart Our Businesses Act of 2012, or JOBS Act. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition, results of operations and prospects. Although we have already hired additional employees to help comply with these requirements, we may need to further expand our legal and finance departments in the future, which will increase our costs and expenses.
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
As a public company, we will be required, pursuant to the Exchange Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2015. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We will be required to disclose changes made in our internal control and procedures on a quarterly basis. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that such firm is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. As a result, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. In connection with the audit of our consolidated financial statements for 2010 to 2013, we identified a material weakness in our internal control over financial reporting, which was remediated in 2014.  In addition, for the year ended December 31, 2014, we identified a material weakness in our internal control over financial reporting, for which remediation efforts are in process but have not yet been completed. We cannot be certain that any control remediation efforts undertaken during 2015 will enable us to avoid a material weakness in the future. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently.
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
For more information regarding the litigation in which we are currently involved, see Part I, Item 3, of “Legal Proceedings,” in this Amended Annual Report on Form 10-K/A.
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
For more information regarding the intellectual property disputes in which we are currently involved, see Part I, Item 3 of “Legal Proceedings,” in this Amended Annual Report on Form 10-K/A.
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
PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Amended Annual Report on Form 10-K/A. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Amended Annual Report on Form 10-K/A.
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
Quarterly Results of Operations
The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the quarters in the years ended December 31, 2014 and December 31, 2013, as well as the percentage that each line item represents of total revenue. The information for each of these quarters has been prepared on the same basis as the audited annual financial statements included elsewhere in this Amended Annual Report on Form 10-K/A and, in the opinion of management, includes all adjustments, which includes only normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods in accordance with GAAP. This data should be read in conjunction with our audited consolidated financial statements and related notes included in Item 8 of this Amended Annual Report on Form 10-K/A.

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

Cash Flows

	December 31,
	2014	2013
	(in thousands)
Cash and cash equivalents	$240,031	$113,664

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cash provided by operating activities-2014 as restated	$131,875	$34,648	$26,306
Cash used in investing activities	(249,362)	(19,491)	(12,352)
Cash provided by financing activities-2014 as restated	243,978	9,886	3,977
Effect of exchange rate changes	(124)	(34)	(1)
Net increase in cash and cash equivalents	$126,367	$25,009	$17,930
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
During the year ended December 31, 2014, cash provided by operating activities was $131.9 million primarily from net income of $86.9 million, net non-cash charges of $11.8 million, and an increase of $33.2 million due to changes in our operating assets and liabilities. The increase in cash from operating assets and liabilities was primarily due an increase in deferred revenue of $47.6 million resulting from the increase in sales, an increase in accrued liabilities of $18.9 million largely related to our payroll and corporate bonus plan and an increase in accounts payable of $14.0 million due to the timing of our payments, partially offset by a reduction in cash from an increase in accounts receivable of $19.8 million from higher products shipments, an increase in inventories of $13.4 million to meet our customer demand, an increase of $15.3 million in cash paid for income taxes, and supplier rebates receivable resulting from our increased inventory purchases.
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
During the year ended December 31, 2014, cash provided by financing activities was $244.0 million, consisting primarily of net proceeds raised from our IPO of $239.3 million, proceeds from the exercise of stock options, net of repurchases of $8.0 million and excess tax benefits from our equity incentive plans amounting to $17.4 million. These proceeds were partially offset by the repayment of our notes payable of $20.0 million.
During the year ended December 31, 2013, cash provided by financing activities was $9.9 million, consisting primarily of proceeds from the exercise of stock options, net of repurchases, amounting to $9.0 million and excess tax benefits associated with our equity incentive plans amounting to $0.9 million.
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
Recent Accounting Pronouncements
Refer to “Recent Accounting Pronouncements” in Note 1 to Consolidated Financial Statements included in Part II, Item 8 of this Amended Annual Report on Form 10-K/A.

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

As discussed in Note 1 to the consolidated financial statements, the accompanying 2014 consolidated statement of cash flows has been restated to correct an error.

/s/ Ernst & Young LLP
Redwood City, California
March 11, 2015
except for the paragraphs in Note 1 titled “Restatement”,
as to which the date is
May 14, 2015

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

ARISTA NETWORKS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$86,850	$42,460	$21,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,021	5,044	1,779
Stock-based compensation	27,619	10,159	4,703
Deferred income taxes	(6,774)	(8,831)	(3,722)
Provision for bad debts	860	191	326
Realized gain on notes receivable	(4,000)	—	—
Amortization of debt discount	527	1,118	1,040
Write-off of debt discount on notes payable	680	—	—
Excess tax benefit on stock based-compensation	(17,436)	(882)	(95)
Other	348	—	—
Changes in operating assets and liabilities:
Accounts receivable	(19,844)	(28,289)	(22,043)
Inventories	(13,425)	(49,179)	(7,153)
Prepaid expenses and other current assets-2014 as restated	(15,257)	2,981	(5,009)
Other assets	(4,261)	(305)	(173)
Accounts payable	14,007	3,865	3,842
Accrued liabilities	18,874	11,967	6,544
Deferred revenue	47,564	34,127	13,451
Interest payable	(1,630)	4,501	4,512
Interest payable—related party	670	1,500	1,504
Income taxes payable	4,377	2,141	4,914
Other liabilities	2,105	2,080	537
Net cash provided by operating activities-2014 as restated	131,875	34,648	26,306
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13,134)	(20,316)	(3,312)
Purchases of marketable securities	(210,019)	—	—
Proceeds from repayment of notes receivable	8,000	1,000	—
Change in restricted cash	4,040	—	(4,040)
Other investing activities	(38,249)	(175)	(5,000)
Net cash used in investing activities	(249,362)	(19,491)	(12,352)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of issuance cost	239,315	—	—
Repayment on notes payable	(20,000)	—	—
Principal payments of lease financing obligations	(793)	—	—
Proceeds from issuance of common stock upon exercising options, net of repurchases-2014 as restated	8,020	9,004	3,882
Excess tax benefit on stock-based compensation	17,436	882	95
Net cash provided by financing activities-2014 as restated	243,978	9,886	3,977
Effect of exchange rate changes	(124)	(34)	(1)
NET INCREASE IN CASH AND CASH EQUIVALENTS	126,367	25,009	17,930
CASH AND CASH EQUIVALENTS—Beginning of period	113,664	88,655	70,725
CASH AND CASH EQUIVALENTS—End of period	$240,031	$113,664	$88,655

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
Restatement
We identified an error in our previously reported consolidated statement of cash flows for the year ended December 31, 2014. The error was due to duplicate recognition of the excess tax benefit associated with its equity incentive plans resulting in a $17.4 million understatement of cash provided by operating activities and a corresponding $17.4 million overstatement of cash provided by financing activities.  The net increase in cash and cash equivalents and the ending cash and cash equivalents balances on the consolidated statement of cash flows were unaffected by this error and there was no impact to net income. The correction has no impact on our consolidated balance sheets, statements of income, comprehensive income or stockholders equity (deficit) as previously reported for the year ended December 31, 2014. No other previously reported periods require correction.
Accordingly, certain amounts in the accompanying consolidated statement of cash flows for the year ended December 31, 2014 have been restated as set forth below:

	Year Ended December 31,
	2014	Adjustment	2014
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	$(32,616)	$17,359	$(15,257)
Net cash provided by operating activities	$114,516	$17,359	$131,875
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options, net of repurchases	$25,379	$(17,359)	$8,020
Cash provided by financing activities	$261,337	$(17,359)	$243,978

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

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of December 31, 2014, the Company’s disclosure controls and procedures were not effective at the reasonable level of assurance due to a material weakness in internal control over financial reporting.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. For the fiscal year ended December 31, 2014, we identified a material weakness in our internal control over financial reporting due to the inadequate design and operation of review controls that are intended to ensure the accuracy of the calculations and related disclosures in our consolidated statements of cash flows prepared in accordance with U.S. GAAP. As a result of this deficiency, our controls did not detect an error in our consolidated statement cash flows for the year ended December 31, 2014 related to duplicate recognition of the excess tax benefits associated with our equity incentive plans resulting in a $17.4 million understatement of cash provided by operating activities and a corresponding $17.4 million overstatement of cash provided by financing activities. Despite the existence of this material weakness, we believe the consolidated financial statements included in this Form 10-K/A for the year ended December 31, 2014 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows (as restated) for the periods presented in conformity with U.S. generally accepted accounting principles.
The Audit Committee has directed the Company's management to prepare a remediation plan concerning the Company’s 2014 material weakness related to the preparation of the consolidated statement of cash flows described above. The remediation plan will include additional procedures related to the review controls over our statement of cash flows.
In connection with the audit of our consolidated financial statements for 2013, we identified a material weakness in our internal control over financial reporting related to our inventory process that was not appropriately designed and implemented during the year. Specifically, in conjunction with changes in our supply chain, we did not appropriately capitalize the cost of freight incurred related to product shipped from our contract manufacturers to the distribution centers. We have remediated the material weakness in our internal control over financial reporting identified in the audit of our consolidated financial statements for 2013, by implementing a number of measures designed to address the underlying causes of the material weakness related to our inventory accounting process. These measures included hiring additional accounting and finance personnel with technical accounting and financial reporting experience, enhancing and segregating duties within our accounting and finance department, and enhancing our internal review procedures related to our inventory process to better capture the impact of any changes in our business during the financial statement close process. We believe that these additional resources and processes and procedures have enabled us to broaden the scope and quality of our controls relating to the oversight and review of financial statements and reconciliations and our application of relevant accounting policies.
Changes in Internal Control over Financial Reporting
Except for the remediation efforts related to the inventory process described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities and Exchange Act of 1934, as amended, that occurred during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Documents filed as part of this Amended Annual Report on Form 10-K/A are as follows:

1.	Consolidated Financial Statements
Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Amended Annual Report on Form 10-K/A.

2.	Financial Statement Schedules
Financial statement schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits
The documents listed in the Exhibit Index of this Amended Annual Report on Form 10-K/A are incorporated by reference or are filed with this Amended Annual Report on Form 10-K/A, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Item 6. Exhibits

See the Exhibit Index following the signature page to this Amended Annual Report on Form 10-K/A for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arista Networks, Inc.
(Registrant)
Dated:	May 14, 2015	By:	/s/ Jayshree Ullal
Jayshree Ullal
Chief Executive Officer, President and Director
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jayshree Ullal and Andy Bechtolsheim, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report Amendment No. 1 to the Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JAYSHREE ULLAL	Chief Executive Officer, President and Director (Principal Executive Officer)	May 14, 2015
Jayshree Ullal
/s/ ANDY BECHTOLSHEIM	Founder, Chief Development Officer, Director and Chief Financial Officer (Principal Accounting and Financial Officer)	May 14, 2015
Andy Bechtolsheim
*	Director	May 14, 2015
Charles Giancarlo
*	Director	May 14, 2015
Ann Mather
*	Director	May 14, 2015
Dan Scheinman
*	Director	May 14, 2015
Marc Stoll
*	Director	May 14, 2015
Nikos Theodosopoulos

*By: /s/ Jayshree Ullal
Jayshree Ullal
Attorney-in-Fact

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36468	3.1	8/8/2014
3.2	Bylaws of the Registrant.	10-Q	001-36468	3.2	8/8/2014
4.1	Form of the Registrant’s common stock certificate.	S-1/A	333-194899	4.1	4/21/2014
4.2	Investors’ Rights Agreement, dated October 16, 2004, between Registrant and certain holders of Registrant’s capital stock named therein.	S-1	333-194899	4.2	3/31/2014
4.3	Investors’ Rights Agreement, dated January 4, 2011, between Registrant and certain holders of Registrant’s capital stock named therein.	S-1	333-194899	4.3	3/31/2014
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-194899	10.1	5/2/2014
10.2 †	2004 Equity Incentive Plan.	S-1	333-194899	10.2	3/31/2014
10.3 †	2011 Equity Incentive Plan.	S-1	333-194899	10.3	3/31/2014
10.4 †	2014 Equity Incentive Plan.	S-1/A	333-194899	10.4	5/2/2014
10.5 †	2014 Employee Stock Purchase Plan.	10-K	001-36468	10.5	3/11/2015
10.6 †	Offer Letter, dated October 17, 2004, by and between the Registrant and Kenneth Duda.	S-1	333-194899	10.6	3/31/2014
10.7 †	Offer Letter, dated June 8, 2007, by and between the Registrant and Anshul Sadana.	S-1	333-194899	10.7	3/31/2014
10.8 †	Offer Letter, dated August 1, 2008, by and between the Registrant and Jayshree Ullal.	S-1	333-194899	10.8	3/31/2014
10.9 †	Offer Letter, dated March 27, 2013, by and between the Registrant and Charles Giancarlo.	S-1	333-194899	10.9	3/31/2014
10.10 †	Offer Letter, dated June 3, 2013, by and between the Registrant and Ann Mather.	S-1	333-194899	10.10	3/31/2014
10.11 †	Offer Letter, dated June 21, 2013, by and between the Registrant and Kelyn Brannon.	S-1	333-194899	10.11	3/31/2014
10.12 †	Severance Agreement, dated July 8, 2013, by and between the Registrant and Kelyn Brannon.	S-1	333-194899	10.12	3/31/2014
10.13 †	Offer Letter, dated October 3, 2013, by and between the Registrant and Marc Stoll.	S-1	333-194899	10.13	3/31/2014
10.14	Lease between Arista Networks, Inc. and The Irvine Company LLC, dated August 10, 2012, as amended on February 28, 2013.	S-1	333-194899	10.15	3/31/2014
10.15	Second Amendment to Lease, by and between Arista Networks, Inc. and The Irvine Company LLC, dated July 30, 2014.	10-Q	001-36468	10.1	8/8/2014
10.16	License Agreement, dated November 30, 2004, by and between the Registrant and Optumsoft, Inc.	S-1	333-194899	10.16	3/31/2014
10.17‡	Manufacturing Services Letter Agreement, dated February 5, 2007, between the Registrant and Jabil Circuit, Inc.	S-1	333-194899	10.17	3/31/2014
10.18 ‡	Microsoft Master Product Purchase Agreement, dated February 8, 2012, between the Registrant and Microsoft Corporation.	S-1	333-194899	10.18	3/31/2014
10.19 †	Employee Incentive Plan.	S-1/A	333-194899	10.21	4/21/2014
21.1	List of Subsidiaries of the Registrant.	10-K	001-36468	21.1	3/11/2015
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					✓

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	✓
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	✓
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	✓
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
______________________

* The certifications attached as Exhibit 32.1 that accompany this Amended Annual Report on Form 10-K/A are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Arista Networks, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Amended Annual Report on Form 10-K/A, irrespective of any general incorporation language contained in such filing.
† Indicates a management contract or compensatory plan or arrangement.
‡ Portions of this exhibit have been granted confidential treatment by the Securities and Exchange Commission.