Form 10-Q
period 2015-03-31
Arista Networks, Inc.
filed 2015-05-15
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of May 8, 2015 was 66,528,422.

ARISTA NETWORKS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ARISTA NETWORKS, INC.
Condensed Consolidated Balance Sheets
(Unaudited in thousands, except par value)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$275,186	$240,031
Marketable securities	209,153	209,426
Accounts receivable, net of allowances of $2,880 and $3,094, respectively	113,057	96,982
Inventories	91,225	80,519
Deferred tax assets	9,801	12,252
Prepaid expenses and other current assets	37,622	40,269
Total current assets	736,044	679,479
Property and equipment, net	72,787	71,558
Investments	36,636	36,636
Deferred tax assets	12,291	11,510
Other assets	17,334	11,840
TOTAL ASSETS	$875,092	$811,023
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$29,123	$32,428
Accrued liabilities	28,920	40,369
Deferred revenue	81,826	60,327
Other current liabilities	8,462	11,249
Total current liabilities	148,331	144,373
Income taxes payable	17,502	17,323
Lease financing obligations, non-current	42,232	42,547
Deferred revenue, non-current	50,998	46,141
Other long-term liabilities	5,558	4,981
TOTAL LIABILITIES	264,621	255,365
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100,000 shares authorized, no shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value—1,000,000 shares authorized as of March 31, 2015 and December 31, 2014; 66,426 and 65,528 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	7	7
Additional paid-in capital	456,509	426,171
Retained earnings	154,306	129,814
Accumulated other comprehensive loss	(351)	(334)
TOTAL STOCKHOLDERS’ EQUITY	610,471	555,658
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$875,092	$811,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Income
(Unaudited in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenue:
Product	$160,141	$106,493
Service	18,904	10,714
Total Revenue	179,045	117,207
Cost of revenue:
Product	54,439	33,027
Service	6,852	2,866
Total cost of revenue	61,291	35,893
Total gross profit	117,754	81,314
Operating expenses:
Research and development	43,340	33,446
Sales and marketing	24,587	18,655
General and administrative	14,072	7,231
Total operating expenses	81,999	59,332
Income from operations	35,755	21,982
Other income (expense), net:
Interest expense—related party	—	(432)
Interest expense	(821)	(2,111)
Other income (expense), net	(468)	8
Total other income (expense), net	(1,289)	(2,535)
Income before provision for income taxes	34,466	19,447
Provision for income taxes	9,974	7,118
Net income	$24,492	$12,329
Net income attributable to common stockholders:
Basic	$24,032	$6,362
Diluted	$24,071	$6,816
Net income per share attributable to common stockholders:
Basic	$0.37	$0.22
Diluted	$0.34	$0.20
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	64,635	29,124
Diluted	70,722	33,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited in thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$24,492	$12,329
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(183)	(33)
Change in net unrealized gain on available-for sale securities	166	—
Other comprehensive loss	(17)	(33)
Comprehensive income	$24,475	$12,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,492	$12,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,893	2,285
Stock-based compensation	8,839	4,782
Deferred income taxes	1,670	2,110
Provision for bad debts	201	43
Amortization of debt discount	—	292
Excess tax benefit on stock based-compensation	(10,569)	(311)
Other	487	—
Changes in operating assets and liabilities:
Accounts receivable	(16,276)	14,950
Inventories	(10,706)	(5,619)
Prepaid expenses and other current assets	2,613	(3,349)
Other assets	(3,502)	(2,794)
Accounts payable	(1,936)	(5,904)
Accrued liabilities	(12,358)	27
Deferred revenue	26,356	(2,797)
Interest payable	—	1,110
Interest payable—related party	—	370
Income taxes payable	8,985	109
Other liabilities	(422)	56
Net cash provided by operating activities	20,767	17,689
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,136)	(3,103)
Other investing activities	(667)	—
Net cash used in investing activities	(5,803)	(3,103)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of lease financing obligations	(255)	(133)
Payments—deferred offering costs	(261)	(775)
Proceeds from issuance of common stock upon exercising options, net of repurchases	5,322	1,861
Proceeds from issuance of common stock under employee stock purchase plan	4,856	—
Excess tax benefit on stock-based compensation	10,569	311
Net cash provided by financing activities	20,231	1,264
Effect of exchange rate changes	(40)	10
NET INCREASE IN CASH AND CASH EQUIVALENTS	35,155	15,860
CASH AND CASH EQUIVALENTS—Beginning of period	240,031	113,664
CASH AND CASH EQUIVALENTS—End of period	$275,186	$129,524
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$521	$8,121
Cash paid for interest—lease financing obligation	$757	$514

	Three Months Ended March 31,
	2015	2014
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Decrease in accounts payable and accrued liabilities related to property and equipment	$(981)	$(852)
Unpaid deferred offering costs	$—	$2,124
Acquisition of building with financing obligation	$—	$456

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (" U.S. GAAP") and following the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three months ended March 31, 2015, are not necessarily indicative of the results expected for the full fiscal year.
The condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.
The accompanying unaudited condensed consolidated financial statements include the accounts of Arista Networks, Inc. and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 11, 2015 and our Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2014, filed with the SEC on May 14, 2015.
Commencing in the first quarter of fiscal 2015, we have disaggregated total revenue and cost of revenue into "Product" and "Service". Prior period balances have been reclassified to conform to this new presentation.
There have been no changes in our significant accounting policies from those that were disclosed in our audited consolidated financial statements for the year ended December 31, 2014.
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
Business Concentrations
We work closely with third parties to manufacture and deliver our products. As of March 31, 2015 and December 31, 2014, two suppliers provided essentially all of our electronic manufacturing services. Our products rely on key components, including certain integrated circuit components and power supplies some of which our contract manufacturers purchase on our behalf from a limited number of suppliers, including certain sole source providers. We do not have guaranteed supply contracts with any of our component suppliers, and our suppliers could delay shipments or cease manufacturing such products or selling them to us at any time. If we are unable to obtain a sufficient quantity of these components on commercially reasonable terms or in a timely manner, sales of our products could be delayed or halted entirely or we may be required to redesign our products. Quality or performance failures of our products or changes in our contractors’ or vendors’ financial or business condition could disrupt our ability to supply quality products to our customers. Any of these events could result in lost sales and damage to our end-customer relationships, which would adversely impact our business, financial condition and results of operations.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, accounts receivable and notes receivable. Our cash and cash equivalents are invested in high quality financial instruments with banks and financial institutions. Such deposits may be in excess of insured limits provided on such deposits.
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
In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software, which clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software. A cloud computing arrangement would include a software license if (1) the customer has a contractual right to take possession of the software at any time during the hosting period without significant penalty and (2) it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. If the arrangement does not contain a software license, it would be accounted for as a service contract. The guidance is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The guidance can be applied retrospectively to each prior reporting period presented or prospectively to arrangements entered into, or materially modified, after the effective date. We are currently assessing the impact this guidance may have on our consolidated financial statements as well as the transition method that we will use to adopt the guidance.

2.    Fair Value Measurements
Our assets and liabilities which require fair value measurement consist of cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable, and accrued liabilities. Cash equivalents, accounts receivable, accounts payable and accrued liabilities are stated at carrying amounts as reported in the condensed consolidated financial statements, which approximates fair value due to their short term nature.
Assets and liabilities recorded at fair value on a recurring basis in the accompanying condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of the inputs used to measure fair value instruments as follows:
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
Our financial instruments recorded at fair value on a recurring basis consist of Level I assets that include highly liquid money market funds that are included in cash and cash equivalents and U.S. government notes classified as marketable securities. We did not have any Level II or Level III financial instruments recorded at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 .
We measure and report our cash equivalents and available-for-sale marketable securities at fair value. The following table sets forth the fair value of our financial assets by level within the fair value hierarchy (in thousands):

	March 31, 2015
	Level I	Level II	Level III	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$104,305	$—	$—	$104,305
Marketable securities:
U.S. government notes	209,153	—	—	209,153
Total financial assets	$313,458	$—	$—	$313,458

	December 31, 2014
	Level I	Level II	Level III	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$104,216	$—	$—	$104,216
Marketable securities:
U.S. government notes	209,426	—	—	209,426
Total financial assets	$313,642	$—	$—	$313,642

3.    Balance Sheet Components
Marketable Securities
The following table summarizes the unrealized gains and losses and fair value of our available-for-sale marketable securities (in thousands):

	March 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government notes—due within one year	$209,232	$—	$(79)	$209,153

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government notes—due within one year	$209,671	$—	$(245)	$209,426
We did not realize any other-than-temporary losses on our marketable securities for the three months ended March 31, 2015 and 2014 or the year ended December 31, 2014. None of our marketable securities have been in continuous unrealized loss positions for greater than twelve months as of March 31, 2015.
We invest in marketable securities that have maximum maturities of up to two years and are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these marketable securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those marketable securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are due primarily to changes in credit spreads and interest rates. We expect to realize the full value of all these investments upon maturity or sale.  The weighted average remaining duration of our current marketable securities is approximately 0.6 years as of March 31, 2015.
Accounts Receivable, net
Accounts receivable, net consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Accounts receivable	$115,937	$100,076
Allowance for doubtful accounts	(1,260)	(1,063)
Sales return reserve	(1,620)	(2,031)
Accounts receivable, net	$113,057	$96,982
Inventories
Inventories consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$17,237	$17,094
Finished goods	73,988	63,425
Total inventories	$91,225	$80,519
Finished goods inventory includes deferred cost of revenue of $11.3 million and $2.5 million as of March 31, 2015 and December 31, 2014, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Prepaid income taxes	$26,412	$25,212
Other current assets	5,323	9,820
Other prepaids and deposits	5,887	5,237
Total prepaid expenses and other current assets	$37,622	$40,269
Property and Equipment, net
    Property and equipment, net consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Equipment and machinery	$19,785	$18,265
Computer hardware and software	8,600	7,772
Furniture and fixtures	1,837	1,373
Leasehold improvements	21,376	19,420
Building	35,154	35,154
Construction-in-process	5,877	6,532
Property and equipment, gross	92,629	88,516
Less: accumulated depreciation	(19,842)	(16,958)
Property and equipment, net	$72,787	$71,558
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

Due to our continuing involvement in the property post construction and lack of transferability of related risks and rewards of ownership to the Landlord after construction is complete, we account for the building as a financing obligation. See “Note 5-Commitments and Contingencies". Accordingly, as of March 31, 2015 and December 31, 2014, we have recorded assets of $53.4 million, representing the total costs of the building and improvements incurred, including the costs paid by the Landlord. The building was completed in 2014.
Depreciation expense was $2.9 million and $2.3 million, for the three months ended March 31, 2015 and 2014, respectively.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Accrued payroll related costs	$10,809	$30,749
Accrued warranty costs	3,686	3,204
Accrued manufacturing costs	2,682	1,089
Accrued professional fees	6,360	2,354
Accrued taxes	1,110	1,577
Other	4,273	1,396
Total accrued liabilities	$28,920	$40,369
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
The following table summarizes the activity related to our accrued liability for estimated future warranty costs (in thousands):

	Three Months Ended March 31,
	2015	2014
Warranty accrual, beginning of period	$3,204	$5,075
Liabilities accrued for warranties issued during the period	783	488
Warranty costs incurred during the period	(301)	(908)
Warranty accrual, end of period	$3,686	$4,655
Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Liability for early exercised shares subject to repurchase	$3,860	$4,616
Sales tax payable	2,715	3,101
Lease financing obligations, current portion	1,147	1,087
Other	740	2,445
Total other current liabilities	$8,462	$11,249

4.    Investments
Investments in Privately-held Companies
We have equity investments of approximately $33.6 million in privately held companies which are accounted for under the cost method. There were no impairments recognized on our investments for the three months ended March 31, 2015 as there were no significant identified events or changes in circumstances that would be considered an indicator for impairment.
Notes Receivable
We have a $3.0 million promissory note with a privately held company which was recorded at cost. The interest rate on the promissory note is 8.0% per annum and is payable quarterly. All unpaid principal and accrued interest on the promissory note is due and payable on the earlier of August 26, 2017, or upon default.
5.    Commitments and Contingencies
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
Rent expense for all operating leases amounted to $0.8 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively.
Financing Obligation—Build-to-Suit Lease
In August 2012, we executed a lease for a building under construction in Santa Clara, California which will serve as our new headquarters. The lease term is 120 months and commenced in August 2013.
Based on the terms of the lease agreement and due to our involvement in certain aspects of the construction such as our financial involvement in structural elements of asset construction, making decisions related to tenant improvement costs and purchasing insurance not reimbursable by the buyer-lessor (the Landlord), we are deemed the owner of the building (for accounting purposes only) during the construction period. We maintained continued involvement in the property after construction was completed and lack transferability of the risks and rewards of ownership, primarily due to our required maintenance of a $4.0 million letter of credit. Due to our continuing involvement in the property post construction and lack of transferability of related risks and rewards of ownership to the Landlord after construction is complete, we account for the building and related improvements as a lease financing obligation. Accordingly, as of March 31, 2015 and December 31, 2014, we have recorded assets of $53.4 million, representing the total costs of the building and improvements incurred, including the costs paid by the lessor (the legal owner of the building) and additional improvement costs paid by us, and a corresponding financing obligation of $43.4 million and $43.6 million, respectively. As of March 31, 2015, $1.2 million and $42.2 million were recorded as short-term and long-term financing obligations, respectively.

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
Land lease expense under our lease financing obligation amounted to $0.3 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively.
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
Purchase Commitments
We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf based on our forecasts in order to reduce manufacturing lead times and ensure adequate component supply. These forecasts are based on estimates of future demand for our products, historical trend analysis provided by our sales and product marketing organizations and adjusted for overall market conditions. We incur a liability when the contract manufacturer has converted the component inventory to a finished product.  However, historically we have reimbursed our contract manufacturer for component inventory purchases when this inventory has been rendered excess or obsolete due to manufacturing and engineering change orders resulting from design changes, or in cases where inventory levels greatly exceed our forecasts. As of March 31, 2015 and December 31, 2014, $0.2 million and $0.3 million related to the excess and obsolete component inventory liability to our contract manufacturers.  We have provided restricted deposits to our third-party contract manufacturers and vendors to secure our obligations to purchase inventory. We had $2.3 million in restricted deposits as of March 31, 2015 and December 31, 2014. Restricted deposits are classified in other assets in our accompanying unaudited condensed consolidated balance sheets.
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
At this stage of the litigation, we are unable to determine whether a loss is probable or estimate a possible or range of possible loss.
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

7,340,597; 7,460,492; 8,051,211; and 8,356,296 (respectively, “the ’577 patent,” “the ’592 patent,” “the ’853 patent,” “the 875 patent,” “the ’537 patent,” “the ’145 patent,” “the ’668 patent,” “the ’164 patent,” “the ’597 patent,” “the ’492 patent,” “the ’211 patent,” and “the ’296 patent”). Cisco seeks, as relief for our alleged infringement in the ’43 Case, lost profits and/or reasonable royalty damages in an unspecified amount, including treble damages, attorney’s fees, and associated costs. Cisco also seeks injunctive relief in the ’43 Case. On February 10, 2015, the court granted our unopposed motion to stay the ’43 Case until the proceedings before the United States International Trade Commission (“USITC”) pertaining to the same patents (as discussed below) become final. In the ’44 Case, Cisco’s complaint alleges that we infringe U.S. Patent Nos. 7,047,526 and 7,953,886 and further alleges that we infringe numerous copyrights pertaining to Cisco’s “Command Line Interface” or “CLI.” As relief for our alleged patent infringement in the ’44 Case, Cisco seeks lost profits and/or reasonable royalty damages in an unspecified amount including treble damages, attorney’s fees, and associated costs as well as injunctive relief. As relief from our alleged copyright infringement, Cisco seeks damages in an unspecified amount in the form of alleged lost profits, profits from our alleged infringement, statutory damages, attorney’s fees and associated costs. Cisco also seeks injunctive relief against our alleged copyright infringement. On February 13, 2015, we answered the complaint in the ’44 Case, denying the patent and copyright infringement allegations and also raising numerous affirmative defenses. On March 6, 2015, Cisco filed an amended complaint against in the ’44 Case. In response, we moved to dismiss Cisco’s allegations of willful patent infringement and pre-suit indirect patent infringement. A hearing on our motion to dismiss is scheduled for July 2, 2015. Trial has not been scheduled in either the ’43 or ’44 Cases.
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
At this stage of the litigation, we are unable to determine whether a loss is probable or estimate a possible or range of possible loss.
We intend to vigorously defend against Cisco’s lawsuits, as summarized in the preceding paragraphs. However, we cannot be certain that, if litigated, any claims by Cisco would be resolved in our favor. For example, an adverse litigation ruling could result in a significant damages award against us, could further result in the above described injunctive relief (including, among other things, an order excluding our products from importation into the United States), could result in a requirement that we make substantial royalty payments to Cisco, and/or could require that we modify our products to the extent that we are found to infringe any valid claims asserted against us by Cisco. In particular, with respect to the ‘944 and ‘945 Investigations, if our products are found to infringe any patents that are the subject of those investigations, the USITC would likely issue a limited exclusion order barring entry into the United States of accused switch products (including 7000 Series of switches) and a cease and desist order restricting our activities with respect to our imported accused switch products. In the case that we attempt to modify our manufacturing and importation processes to comply with such orders, we may not be able to do so successfully or without substantial expense. Moreover, in the case we attempt to modify our products, to the extent we are found to infringe on any valid claims asserted against us, we may not be able to successfully modify our products in a substantial manner and any modified products may not be well received in the market. Any such adverse ruling could materially adversely affect our business, prospects, results of operation and financial condition. To the extent that we reached a negotiated settlement with Cisco, the settlement could require payment of substantial royalties. Additionally, the existence of this lawsuit could cause concern among our customers and potential customers and could adversely affect our business and results of operations. Whether or not we prevail in the lawsuit, we expect that the litigation will be expensive, time-consuming and a distraction to management in operating our business.
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

6.    Stock-Based Compensation
Total stock-based compensation expense related to options, restricted stock awards, employee stock purchases, restricted stock units and stock purchase rights granted were allocated as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenue	$636	$211
Research and development	4,928	2,467
Sales and marketing	2,409	1,428
General and administrative	866	676
Total stock-based compensation	$8,839	$4,782
Stock Option Activities
The following table summarizes the option and RSA (Restricted Stock Award) activity under our equity stock plans and related information:

		Options and RSAs Outstanding
	Shares Available for Grant (in thousands)	Number of Shares Underlying Outstanding Options and RSAs (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years) of Stock Options	Aggregate Intrinsic Value of Stock Options Outstanding (in thousands)
Outstanding—December 31, 2014	11,612	13,654	$17.63	8.3	$598,775
Options granted	(283)	283	66.05
Options exercised	—	(773)	6.92
Options canceled	221	(221)	20.66
Early exercised shares repurchased	10	—	3.95
Outstanding—March 31, 2015	11,560	12,943	$19.27	8.1	$661,984
Vested and exercisable—March 31, 2015		3,371	$6.29	7.2	$216,548
Vested and expected to vest—March 31, 2015		11,454	$17.80	8.0	$605,313
The weighted-average grant-date fair value of options granted during the three months ended March 31, 2015 was $29.71 per share. The aggregate intrinsic value of options exercised for the three months ended March 31, 2015 was $47.1 million.
As of March 31, 2015, the total unrecognized stock-based compensation expense related to unvested stock options, net of expected forfeitures, was $108.4 million, which is expected to be recognized over a weighted-average period of 4.3 years. The total fair value of options vested for the three months ended March 31, 2015 was $6.1 million.

Restricted Stock Unit (RSU) Activities
A summary of the RSU activity under our stock plans during the reporting period and a summary of information related to RSUs expected to vest are presented below (in thousands, except per share and year amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Unvested balance—December 31, 2014	108	$75.56	2.0	$6,557
RSUs granted	72	67.37
RSUs vested	—	—
RSUs forfeited/canceled	(3)	73.10
Unvested balance—March 31, 2015	177	$72.27	1.9	$12,480
RSUs expected to vest—March 31, 2015	156	$72.27	1.8	$10,974
As of March 31, 2015, there was $10.2 million of unrecognized stock-based compensation cost related to unvested RSUs, net of estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 3.7 years.
Employee Stock Purchase Plan Activities
During the three months ended March 31, 2015, we issued 132,862 shares at a weighted average price of $36.55. On February 17, 2015, the board authorized the increase to shares available for issuance under the plan of 1% of the total shares outstanding on January 1, 2015. The approved increase amounted to 655,139 shares. As a result there remain 1,173,277 shares available for issuance under the 2014 Employee Stock Purchase Plan, or ESPP, as of March 31, 2015.
As of March 31, 2015, the total unrecognized stock-based compensation expense related to unvested ESPP options, net of expected forfeitures, was $3.0 million, which is expected to be recognized over a weighted-average period of 1.6 years.
Early Exercise of Stock Options
For the three months ended March 31, 2015, we repurchased 9,667 shares of common stock at the original exercise price due to the termination of the holders of the unvested shares. As of March 31, 2015, shares held by employees and directors that were subject to repurchase were 1.2 million with an aggregate price of $3.9 million.

7.    Net Income Per Share Available to Common Stock
The following table sets forth the computation of our basic and diluted net income per share available to common stock (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Numerator:
Basic:
Net income	$24,492	$12,329
Less: undistributed earnings allocated to participating securities	(460)	(5,967)
Net income available to common stockholders, basic	$24,032	$6,362
Diluted:
Net income attributable to common stockholders, basic	$24,032	$6,362
Add: undistributed earnings allocated to participating securities	39	454
Net income attributable to common stockholders, diluted	$24,071	$6,816
Denominator:
Basic:
Weighted-average shares used in computing net income per share available to common stockholders, basic	64,635	29,124
Diluted:
Weighted-average shares used in computing net income per share available to common stockholders, basic	64,635	29,124
Add weighted-average effect of dilutive securities:
Stock options, RSUs and RSAs	5,928	4,692
Employee stock purchase plan	159	—
Weighted-average shares used in computing net income per share available to common stockholders, diluted	70,722	33,816
Net income per share attributable to common stockholders:
Basic	$0.37	$0.22
Diluted	$0.34	$0.20
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share available to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2015	2014
Stock options and RSUs to purchase common stock	1,906	1,959

8.     Income Taxes
Provision for income taxes was approximately $10.0 million and $7.1 million for the three months ended March 31, 2015 and 2014, respectively. The change in our provision for income taxes was primarily due to an increase in profit before income tax and the decrease in the effective tax rate based on our current geographical distribution of the earnings.
The effective tax rate for the year ended December 31, 2014 included the impact of the reinstatement of the 2014 Research and Development ("R&D") tax credit as result of the passage of the Tax Increase Prevention Act of 2014. The impact of the 2014 federal R&D tax credit benefit was recorded in the fourth quarter of the year ended December 31, 2014.
We operate in a number of tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. As we expand internationally, our marginal tax rate may decrease; however, there can be no certainty that our marginal tax rate will decrease, and we may experience changes in tax rates that are not reflective of actual changes in our business or operations. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax. Generally, the U.S. tax obligation is reduced by a credit for foreign income taxes paid on these earnings avoiding double taxation.
Our gross unrecognized tax benefits were $21.3 million as of March 31, 2015. If the gross unrecognized tax benefits as of March 31, 2015 were realized in future periods, this would result in a tax benefit of $15.8 million within our provision of income taxes.  Because of the net operating loss and tax credit carryforward, substantially all of our tax years remain open to federal and state tax examination. However, it is possible that unrecognized tax benefits may decrease in the future as the statute of limitation lapses in some of the jurisdictions over the next 12 months.
9.     Segment Information
We have determined that we operate as one reportable segment. The following table represents revenue based on the customer’s location, as determined by the customer’s shipping address (in thousands):

	Three Months Ended March 31,
	2015	2014
United States	$123,153	$92,993
Other Americas	3,604	3,207
Europe, Middle East and Africa	40,090	11,714
Asia Pacific	12,198	9,293
Total revenue	$179,045	$117,207
Long lived assets, excluding intercompany receivables, investments in subsidiaries, privately-held equity investment and deferred tax assets, net by location are summarized as follows (in thousands):

	March 31, 2015	December 31, 2014
United States	$68,235	$67,727
International	4,552	3,831
Total	$72,787	$71,558

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K filed with the SEC on March 11, 2015, and our Amended Annual Report on Form 10-K/A filed with the SEC on May 14, 2015. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
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
We were founded in 2004 to address the limitations of legacy networking products and to create a cloud networking platform that is open and programmable. From 2004 to 2008, our activities were focused on the development of our software, which resulted in the commercial release of our first product, the 7100 Series switches based on our EOS software, in 2008. Since then, we have continued to introduce new products utilizing EOS, including our 7500 Series switch and our 7050 Series switch in 2010, the second generation of our 7500 Series switch, called the 7500E modular switch, in May 2013, our 7300 Series switch in November 2013, our 7280E in July 2014 and in December 2014 our EOS+ software platform for networking programmability and automation. As of December 31, 2014, we have shipped more than three million switch ports. We have experienced rapid revenue growth over the last several years, increasing our revenue at a compound annual growth rate of 68.9% from 2010 to 2014. As we have grown the functionality of our EOS software, expanded the range of our switching portfolio and increased the size of our sales force, our revenue has continued to grow rapidly. To support revenue growth, we have increased our international presence to include offices in 11 countries as of March 31, 2015, including Australia, Canada, China, India, Ireland, Japan, Malaysia, Singapore, South Korea, Taiwan and the United Kingdom. Our revenue for the three months ended March 31, 2015 was $179.0 million an increase of 52.8% compared to the same period in 2014. We have been profitable and cash flow positive for each year since 2010.
We believe that our cloud networking platform addresses the large and growing cloud networking segment of data center switching, which remains in the early stage of adoption. We expect to continue rapidly growing our organization to meet the needs of new and existing customers as they increasingly realize the performance and cost benefits of our cloud networking solutions and as they expand their cloud networks. We intend to continue to invest in our research and development organization to enhance the functionality of our existing cloud networking platform, introduce new products and features and build upon our technology leadership. We believe one of our greatest strengths lies in our rapid development of new features and applications. We intend to continue expanding our sales and marketing teams and programs, with a particular focus on expanding our network of international channel partners and carrying out associated marketing activities in key geographies. In order to support our strong growth, we have accelerated our investment in infrastructure, such as enterprise resource planning software and other technologies to improve the efficiency of our operations. As a result, our levels of operating profit as a percentage of revenue could decline in the short to medium term. For a description of factors that may impact our future performance, see the disclosure in the section titled "Factors Affecting Our Performance" below.
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
We market and sell our products through our direct sales force and in partnership with channel partners, including distributors, value-added resellers, systems integrators, original equipment manufacturer, or OEM, partners and in conjunction with various technology partners, depending on the application. To facilitate channel coordination and increase productivity, we have created a partner program, the Arista Partner Program, to engage partners who provide value-added services and extend our reach into the marketplace. Authorized training partners provide technical training to our channel partners. Our partners commonly receive an order from an end customer prior to placing an order with us, and we confirm the identification of the end customer prior to accepting such orders. Our partners generally do not stock inventory received from us. Our sales organization is supported by systems engineers with deep technical expertise and responsibility for pre-sales technical support and engineering for our end customers. Each sales team is responsible for a geographic territory, has responsibility for a number of major direct end-customer accounts or has assigned accounts in a specific vertical market. During three months ended March 31, 2015 and 2014, 70.8% and 82.1% of our revenue was generated from the Americas, substantially all from the U.S., 22.4% and 10.0% from Europe, the Middle East and Africa and 6.8% and 8.0% from the Asia-Pacific region, respectively.
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
Adding New End Customers. We believe that the cloud networking market is still in the early stages of adoption. We intend to target new end customers by continuing to invest in our field sales force and extending our relationships with channel, technology and system-level partners. To date, we have primarily targeted end customers with the largest cloud data centers. A typical initial order involves the education of prospective customers about the technical merits and capabilities and potential cost savings of our products as compared to our competitors’ products. Our results of operations will depend on our ability to continue to add new customers. We believe that customer references have been, and will continue to be, an important factor in winning new business with special emphasis on four key verticals: the cloud titans, financial services, service and internet hosting providers and high tech enterprise.
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

Customer Concentration and Timing of Large Orders. Historically, large purchases by a relatively limited number of end customers have accounted for a significant portion of our revenue. During the years ended December 31, 2014, 2013 and 2012, our largest end customer accounted for 14.9%, 21.9% and 15.3% of our revenue, respectively. We have also experienced and continue to experience customer concentration on a quarterly basis. In addition, we have experienced increases in the size of our orders, including orders from existing customers, which could result in future increased customer concentration, depending on the timing of the fulfillment of those orders. We have also experienced unpredictability in the timing of large orders, especially with respect to our large end customers, due to the complexity of orders, the time it takes end customers to evaluate, test, qualify and accept our products and factors specific to our end customers. Due to these factors, we expect continued variability in our customer concentration and timing of sales on a quarterly and annual basis. In addition, we have provided, and may in the future provide, pricing discounts to large end customers, which may result in lower margins for the period in which such sales occur. Our gross margins may also fluctuate as a result of the timing of such sales to large end customers.
Basis of Presentation
Revenue
We generate revenue primarily from sales of our switching products which incorporate our EOS software. We also derive a portion of our revenue from sales of post contract support, or PCS, and to a lesser extent subscription and professional services. We generate PCS revenue from sales of technical support services contracts that are typically purchased in conjunction with our products and subsequent renewals of those contracts. We offer PCS services under renewable, fee-based contracts, which include 24-hour technical support, hardware repair and replacement parts, bug fixes, patches and unspecified upgrades on a when-and-if available basis. We expect our revenue may vary from period to period based on, among other things, the timing and size of orders, the delivery and acceptance of products, the impact of significant transactions with unique terms and conditions that may require deferral of revenue and cyclicality of orders being placed by our customers. Additionally, we expect our PCS revenue to increase in absolute dollars as we expand our installed base. Our ability to expand our installed base and increase our revenue is subject to numerous risks and uncertainties. See the section titled “Risk Factors.” We report revenue net of sales taxes.
Cost of Revenue
Cost of revenue primarily consists of amounts paid for inventory to our third-party contract manufacturers and merchant silicon vendors, overhead costs in our manufacturing operations department, and other manufacturing-related costs associated with manufacturing our products and managing our inventory. We expect our cost of product revenue to increase as our product revenue increases. Cost of providing PCS and other services consists primarily of personnel costs for our global customer support organization. We expect our cost of service revenue to increase as our PCS revenue increases.
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
General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, professional fees, and an allocated portion of facility and IT costs and depreciation. General and administrative personnel costs include those for our executive, finance, IT, human resources and legal functions. Our professional fees consist primarily of accounting, external legal and IT and other consulting costs. We expect our general and administrative expenses to increase in absolute dollars to support our growing infrastructure needs and as we assume the reporting requirements and compliance obligations of a public company. In addition, we expect legal expense to increase significantly in absolute dollars for the foreseeable future due to legal costs related to ongoing IP litigation and potential future litigation claims. Refer to the discussion under “Legal Proceedings” subheading in Note 5. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to pending litigation.
Other Income (Expense), Net
Interest Expense
Interest expense consists of interest expense on our subordinated convertible promissory notes, including our related party subordinated convertible promissory notes which were converted during fiscal 2014 and interest expense from our lease financing obligation.
Other Income (Expense)
Other income (expense) consists of gains on investments, write-offs of debt discount on notes payable which were repaid and converted during fiscal 2014 and foreign currency exchange gains and losses. Our foreign currency exchange gains and losses relate to transactions and asset and liability balances denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.
Provision for Income Taxes
We operate in a number of tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax. Generally, our U.S. tax obligations are reduced by a credit for foreign income taxes paid on these earnings which avoids double taxation. Our tax expense to date consists of federal, state and foreign current and deferred income taxes. As we expand internationally, our marginal tax rate may decrease; however, there can be no certainty that our marginal tax rate will decrease, and we may experience changes in tax rates that are not reflective of actual changes in our business or operations.
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

Results of Operations
The following table summarizes historical results of operations for the periods presented and as a percentage of revenue for those periods. We have derived the data for the three months ended March 31, 2015 and 2014 from our unaudited condensed consolidated financial statements (in thousands, except for percentage of revenue).

	Three Months Ended March 31,
	2015	2014
Revenue:
Product	$160,141	$106,493
Service	18,904	10,714
Total revenue	179,045	117,207
Cost of revenue (1) :
Product	54,439	33,027
Service	6,852	2,866
Total cost of revenue	61,291	35,893
Gross profit	117,754	81,314
Operating expenses (1):
Research and development	43,340	33,446
Sales and marketing	24,587	18,655
General and administrative	14,072	7,231
Total operating expenses	81,999	59,332
Income from operations	35,755	21,982
Interest expense	(821)	(2,543)
Other income (expense), net	(468)	8
Total other income (expense), net	(1,289)	(2,535)
Income before provision for income taxes	34,466	19,447
Provision for income taxes	9,974	7,118
Net income	$24,492	$12,329

	Three Months Ended March 31,
	2015	2014
	(as a percentage of revenue)
Revenue:
Product	89.4%	90.9%
Service	10.6	9.1
Total revenue	100.0	100.0
Cost of revenue:
Product	30.4	28.2
Service	3.8	2.4
Total cost of revenue	34.2	30.6
Gross profit	65.8	69.4
Operating expenses:
Research and development	24.2	28.5
Sales and marketing	13.7	15.9
General and administrative	7.9	6.2
Total operating expenses	45.8	50.6
Income from operations	20.0	18.8
Interest expense	(0.5)	(2.2)
Other income (expense), net	(0.3)	—
Total other income (expense), net	(0.8)	(2.2)
Income before provision for income taxes	19.2	16.6
Provision for income taxes	5.6	6.1
Net income	13.6%	10.5%

(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2015	2014
Cost of revenue	$636	$211
Research and development	4,928	2,467
Sales and marketing	2,409	1,428
General and administrative	866	676
Total stock-based compensation	$8,839	$4,782

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Revenue, Cost of Revenue and Gross Profit (in thousands, except percentages)

	Three Months Ended March 31,
	2015	2014	Change in
	$	$	$	%
Revenue
Product	$160,141	$106,493	$53,648	50.4%
Service	18,904	10,714	8,190	76.4
Total revenue	$179,045	$117,207	$61,838	52.8%
Cost of Revenue
Product	$54,439	$33,027	$21,412	64.8%
Service	6,852	2,866	3,986	139.1
Total cost of revenue	$61,291	$35,893	$25,398	70.8%
Gross profit	$117,754	$81,314	$36,440	44.8%
Gross margin	65.8%	69.4%
Revenue
Revenue increased $61.8 million, or 52.8% for the three months ended March 31, 2015 compared to the same period in 2014. The increase in revenue was predominantly due to an increase in sales of switch products and related accessories of $54.1 million, or 51.2%, primarily to existing customers, and, to a lesser extent, new customers. The increase in product revenue was largely driven by an increase in switch port shipments, which increased by 56.1% during the three months ended March 31, 2015 compared to the same period in 2014, partially offset by a reduction of 4.0% in the average selling price. Service revenue also increased by $8.2 million or 76.4%, primarily attributable to the increase of new and renewed support contracts for our switch products.
Cost of Revenue
Cost of revenue increased $25.4 million, or 70.8%, for the three months ended March 31, 2015 compared to the same period in 2014. The increase in cost of revenue was primarily due to the corresponding increase in revenue as our shipment volume significantly increased during the three months ended March 31, 2015 resulting in an increase in product cost of revenue. In addition, cost of service revenue increased by $4.0 million for the three months ended March 31, 2015 compared to the same period in 2014, primarily attributed to an increase in support costs driven by growth in our customer install base.
Gross Margin
Gross margin decreased from 69.4% for the three months ended March 31, 2014 to 65.8% for the three months ended March 31, 2015. The decrease was primarily the result of product and customer mix, combined with a $2.2 million benefit resulting from a cash settlement received from one of our suppliers due to a product defect issue that occurred during the first quarter of 2014.
Operating Expenses (in thousands, except percentages)

	Three Months Ended March 31,
	2015	2014	Change in
	$	$	$	%
Operating expenses:
Research and development	$43,340	$33,446	$9,894	29.6%
Sales and marketing	24,587	18,655	5,932	31.8
General and administrative	14,072	7,231	6,841	94.6
Total operating expenses	$81,999	$59,332	$22,667	38.2%

Research and development
Research and development expenses increased $9.9 million, or 29.6%, for the three months ended March 31, 2015 compared to the same period in 2014. The increase was primarily due to an increase in personnel costs of $8.2 million, resulting from a 26% increase in headcount from March 31, 2014 to March 31, 2015 as well as increased bonus expense under our corporate bonus plan, an increase of $1.6 million in third-party engineering and consulting costs and an increase of $1.4 million in research and development related facilities and IT infrastructure expenses as we continued to expand and support our research and development activities. These costs were partially offset by a $1.8 million reduction in prototype spend related to project timing.
Sales and marketing
Sales and marketing expenses increased $5.9 million, or 31.8%, for the three months ended March 31, 2015 compared to the same period in 2014. The increase was primarily due to an increase in personnel costs of $3.9 million, resulting from a 12% increase in headcount from March 31, 2014 to March 31, 2015, as well as an increase in sales commissions resulting from higher sales volume. The increase was also due to an increase of $1.9 million in product demonstrations and other marketing activities.
General and administrative
General and administrative expenses increased $6.8 million, or 94.6%, for the three months ended March 31, 2015 compared to the same period in 2014. The increase was primarily due to an increase in litigation fees of $6.7 million primarily related to the Cisco and OptumSoft matters, as well as increased personnel costs of $0.8 million resulting from increased bonus expense under our corporate bonus plan. These costs were partially offset by a decrease in professional service fees of $1.1 million primarily attributed to accounting and consulting fees in preparation for becoming a public company that were incurred during the first quarter of 2014.
Other Income (Expense), Net (in thousands, except percentages)

	Three Months Ended March 31,
	2015	2014	Change in
	$	$	$	%
Other income (expense), net:
Interest expense	$(821)	$(2,543)	$1,722	(67.7)%
Other income (expense), net	(468)	8	(476)	NM
Total other income (expense), net	$(1,289)	$(2,535)	$1,246	(49.2)%
Interest expense. Interest expense decreased during the three months ended March 31, 2015 compared to the same period in 2014 as a result of repayment and conversion of all our notes payable upon closing of our initial public offering during the first quarter of 2014.
     Other income (expense), net. Other income (expense), net increased during the three months ended March 31, 2015, compared to the same period in 2014 due to an increase in net transactional exchange rate loss variances.
Provision for Income Taxes (in thousands, except percentages)

	Three Months Ended March 31,
	2015	2014	Change in
	$	$	$	%
Provision for income taxes	$9,974	$7,118	$2,856	40.1%
Effective tax rate	28.9%	36.6%
Provision for income taxes. Provision for income taxes was approximately $10.0 million and $7.1 million for the three months ended March 31, 2015 and 2014, respectively. The change in our provision for income taxes was primarily due to increase in profit before income tax and the decrease in the effective tax rate based on our current geographical distribution of the earnings.

Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents, marketable securities, and cash generated from operations. As of March 31, 2015, cash and cash equivalents and marketable securities were $484.3 million of which approximately $100.7 million was held outside the U.S. in our foreign subsidiaries. We have not repatriated nor do we currently have plans to repatriate these funds, but if we were to repatriate cash held outside of the U.S. for domestic cash operations, we would be required to accrue and pay U.S. income taxes to repatriate these funds less any previously paid foreign income taxes. We consider the undistributed earnings of our foreign subsidiaries as of March 31, 2015 to be indefinitely reinvested, and, accordingly, no U.S. income taxes have been provided thereon.
Our cash and cash equivalents and marketable securities are held for working capital purposes. We plan to continue to invest for long-term growth. We completed our initial public offering on June 6, 2014 in which we sold 6,037,500 shares of our common stock at a public offering price of $43.00 per share, netting proceeds of $238.9 million. One of the principal purposes of our initial public offering was to obtain additional capital to fund the growth of our business. We believe that our existing cash and cash equivalents together with cash flow from operations will be sufficient to meet our working capital requirements and our growth strategies for the foreseeable future. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced product and service offerings, our costs and access to outsourcing our manufacturing, our costs related to investing in or acquiring complementary or strategic businesses and technologies as well as the continued market acceptance of our products. If we require or elect to seek additional capital through debt or equity financing in the future, we may not be able to raise capital on terms acceptable to us. If we are required and unable to raise additional capital when desired, our business, operating results, and financial condition may be adversely affected.
Cash Flows

	March 31, 2015	December 31, 2014
	(in thousands)
Cash and cash equivalents	$275,186	$240,031

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cash provided by operating activities	$20,767	$17,689
Cash used in investing activities	(5,803)	(3,103)
Cash provided by financing activities	20,231	1,264
Effect of exchange rate changes	(40)	10
Net increase in cash and cash equivalents	$35,155	$15,860
Cash Flows from Operating Activities
Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by increased sales and timing of collections. Our primary uses of cash from operating activities have been for personnel costs and investment in sales and marketing and research and development. We expect cash outflows from operating activities to increase as a result of further investment in sales and marketing and increases in personnel costs as we grow our business.
During the three months ended March 31, 2015, cash provided by operating activities was $20.8 million, primarily from net income of $24.5 million, net non-cash charges of $3.5 million and a net decrease in our operating assets and liabilities of $7.2 million. The decrease in cash was primarily due to an increase in our accounts receivable of $16.3 million resulting from the increase in sales, a decrease in our accrued liabilities of $12.4 million primarily due to payments of our corporate bonus and the payment of other accrued compensation balances, increase in inventory of $10.7 million due to increased shipment volume and an increase in other assets of $3.5 million. These decreases were partially offset by an increase in deferred revenue of $26.4 million due to an increase in our customer service install base and increases in product shipments with acceptance provisions, a net increase in our income tax payable of $9.0 million related to tax benefits from stock-based activities and a $2.6 million net decrease in prepaids and other current assets.
During the three months ended March 31, 2014, cash provided by operating activities was $17.7 million, primarily from net income of $12.3 million, non-cash charges of $9.2 million and a net decrease in our net operating assets and liabilities of $3.8 million. The decrease in cash was primarily due to a $5.9 million decrease in accounts payable attributable to the timing of payments, a $6.1 million increase in prepaid expenses, deposits and other assets, a $5.6 million increase in inventory for anticipated growth in our business and a decrease in deferred revenue of $2.8 million as a result of recognition of a large order previously deferred. These increases were partially offset by lower accounts receivable of $15.0 million due to stronger collection efforts and a $1.5 million increase in interest payable attributable to our outstanding convertible promissory notes, including our related party convertible promissory notes.

Cash Flows from Investing Activities
Our investing activities have consisted primarily of purchases of property and equipment. We expect to continue to make purchases of property and equipment to support continued growth of our business.
During the three months ended March 31, 2015, cash used in investing activities was $5.8 million, consisting primarily of purchases of property and equipment of $5.1 million.
During the three months ended March 31, 2014, cash used in investing activities was $3.1 million, all of which was for purchases of property and equipment.
Cash Flows from Financing Activities
Our cash flows provided by financing activities primarily consisted of proceeds from the exercises of stock options and the excess tax benefits on stock-based compensation.
During the three months ended March 31, 2015, cash provided by financing activities was $20.2 million, consisting primarily of proceeds from the exercise of stock options, net of repurchases of $5.3 million, the excess tax benefit on stock-based compensation of $10.6 million and the proceeds from the issuance of common stock from our ESPP of $4.9 million.
During the three months ended March 31, 2014, cash provided by financing activities was $1.3 million, consisting primarily of proceeds from the exercise of stock options, net of repurchases, amounting to $1.9 million and excess tax benefits realized from our equity incentive plans amounting to $0.3 million, partially offset by payments of our initial public offering costs of $0.8 million.
Off-Balance Sheet Arrangements
As of March 31, 2015, we did not have any relationships with any unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
There have been no significant changes during the three months ended March 31, 2015 impacting our contractual obligations disclosed in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K, filed with the SEC on March 11, 2015 and our Amended Annual Report on Form 10-K/A, filed with the SEC on May 14, 2015.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected. We believe the critical accounting policies and estimates discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Annual Report on Form 10-K and Amended Annual Report on Form 10-K/A that were filed with the SEC on March 11, 2015 and May 14, 2015, respectively, reflect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K and Amended Annual Report on Form 10-K/A.
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
As of March 31, 2015, we had approximately $209.2 million invested in available-for-sale marketable securities. An immediate hypothetical change of 100 basis points to the interest rate would not have a material adverse impact on our future operating results and cash flows. As of March 31, 2014, we did not hold or issue financial instruments for trading purposes.
Investments in Privately Held Companies
We have invested in privately held companies in 2014. These investments are recorded in investments, non-current in our consolidated balance sheets and are accounted for using the cost method. As of March 31, 2015, the total carrying amount of our investments in privately held companies was $33.6 million. Some of the privately held companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately held companies is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer ("CEO") and our interim Chief Financial Officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of March 31, 2015, the Company’s disclosure controls and procedures were not effective at the reasonable level of assurance due to a material weakness in internal control over financial reporting.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. For the fiscal year ended 2014, we identified a material weakness in our internal control over financial reporting due to inadequate design and operation of review controls that are intended to ensure the accuracy of the calculations and related disclosures in our consolidated statement of cash flows prepared in accordance with U.S. generally accepted accounting principles. As a result of this deficiency, our consolidated statement of cash flows for the year ended December 31, 2014 contained an error related to duplicate recognition of the excess tax benefits associated with our equity incentive plans resulting in a $17.4 million understatement of cash provided by operating activities and a corresponding $17.4 million overstatement of cash provided by financing activities. Despite the existence of this material weakness, we believe the consolidated financial statements included in this Form 10-Q for the quarter ended March 31, 2015 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows (as restated) for the periods presented in conformity with U.S. generally accepted accounting principles.

The Audit Committee has directed the Company's management to prepare a remediation plan concerning the Company’s material weakness described above. The remediation plan will include additional procedures surrounding the precision and accuracy of the review control over our statement of cash flows.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities and Exchange Act of 1934, that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under the “Legal Proceedings” subheading in Note 5. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
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
We were founded in 2004 and shipped our first products in 2008. The majority of our revenue growth has occurred since the beginning of 2010. Our limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and difficulties frequently experienced by rapidly growing companies in constantly evolving industries, including the risks described elsewhere in this Quarterly Report on Form 10-Q. If we do not address these risks successfully, our business, financial condition, results of operations and prospects will be adversely affected, and the market price of our common stock could decline. Further, we have limited historical financial data, and we operate in a rapidly evolving market. As such, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market.
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

•	our ability to retain and increase sales to existing customer and attract new end customers, including large end customers;

•	the budgeting cycles and purchasing practices of end customers, including large end customers who may receive lower pricing terms due to volume discounts;

•	the buying patterns of our large end customers in which large bulk purchases may or may not occur in certain quarters;

•	the cost and potential outcomes of existing and future litigation including Cisco and Optumsoft litigation matters;

•	the rate of expansion and productivity of our sales force;

•	changes in our pricing policies, whether initiated by us or as a result of competition;

•	the amount and timing of operating costs and capital expenditures related to the operation and expansion of our business;

•	changes in end-customer, distributor or reseller requirements or market needs;

•	deferral or cancellation of orders from end customers, including in anticipation of new products or product enhancements announced by us or our competitors, or warranty returns;

•	the inclusion of any acceptance provisions in our customer contracts or any delays in acceptance of those products;

•	changes in the growth rate of the networking market;

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
On April 1, 2015, we filed petitions for Inter Partes Review with the United States Patent Trial and Appeal Board (“PTAB”) seeking to invalidate Cisco’s ’597, ’211, and ’668 patents. On April 10, 2015, we filed petitions for Inter Partes Review with the PTAB seeking to invalidate Cisco’s ’853 and ’577 patents. On April 16, 2015, we filed additional petitions for Inter Partes Review with the PTAB seeking to invalidate Cisco’s ’853 and ’577 patents. We expect that the PTAB will determine whether or not to institute review of the validity with respect to each of our petitions for Inter Partes Review within six months of the filing dates for those petitions. To the extent that the PTAB grants our petitions and institutes review, the PTAB must issue it    s final written decision on validity within twelve months of its institution decision.
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
We identified a material weakness in our internal control for the year ended December 31, 2014 that, if not properly remediated, could result in a material misstatement in our financial statements in future periods and impair our ability to comply with the accounting and reporting requirements applicable to public companies.
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
As a public company, we will be required, pursuant to the Exchange Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2015. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We will be required to disclose changes made in our internal control and procedures on a quarterly basis. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that such firm is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. As a result, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. In connection with the audit of our consolidated financial statements for 2010 to 2013, we identified a material weakness in our internal control over financial reporting, which was remediated in 2014.  In addition, for the year ended December 31, 2014, we identified a material weakness in our internal control over financial reporting, for which remediation efforts are in process but have not yet been completed. We cannot be certain that any control remediation efforts undertaken during 2015 will enable us to avoid other material weaknesses in the future. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently.
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
From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including patent, copyright, commercial, product liability, employment, class action, whistleblower and other litigation and claims, in addition to governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability and/or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations and prospects.
For more information regarding the litigation in which we are currently involved, see Part II, Item I, of “Legal Proceedings,” in this Quarterly Report on Form 10-Q.
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
An adverse outcome of a dispute (including those lawsuits described under the “Legal Proceedings” subheading in Note 5. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q) may require us to pay substantial damages including treble damages if we are found to have willfully infringed a third party’s patents; cease making, licensing or using solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to attempt to redesign our products or services or otherwise to develop non-infringing technology, which may not be successful; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or intellectual property rights; and indemnify our partners and other third parties. Any damages or royalty obligations we may become subject to as a result of an adverse outcome, and any third-party indemnity we may need to provide, could harm our business, financial condition, results of operations and prospects. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. Further, there is little or no information publicly available concerning market or fair values for license fees, which can lead to overpayment of license or settlement fees. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Suppliers subject to third-party intellectual property claims also may choose or be forced to discontinue or alter their arrangements with us, with little or no advance notice to us. Any of these events could seriously harm our business, financial condition, results of operations and prospects.

For more information regarding the intellectual property disputes in which we are currently involved, see Part II, Item 1 of “Legal Proceedings,” in this Quarterly Report on Form 10-Q.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in Part I Item 2 of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation, contract manufacturing liabilities and income taxes. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations may be adversely affected and may fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

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
We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners. Computer programmers may attempt to penetrate our network security, or that of our website, and misappropriate our proprietary information or cause interruptions of our service. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. We have also outsourced a number of our business functions to third-parties, including our manufacturers, logistics providers, and cloud service providers, and our business operations also depend, in part, on the success of these third parties' own cybersecurity measures. Similarly, we rely upon distributors, resellers and system integrators to sell our products and our sales operations depend, in part, on the reliability of their cybersecurity measures. Additionally, we depend upon our employees to appropriately handle confidential data and deploy our IT resources in safe and secure fashion that does not expose our network systems to security breaches and the loss of data. Accordingly, if our cybersecurity systems and those of our contractors fail to protect against unauthorized access, sophisticated cyber-attacks and the mishandling of data by our employees and contractors, our ability to conduct our business effectively could be damaged in a number of ways, including:

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
Technology stocks have historically experienced high levels of volatility. Since shares of our common stock were sold in our initial public offering in June 2014 at the price of $43.00 per share, our stock price has ranged from $43.00 per share to $94.84 per share through March 31, 2015. The trading price of our common stock has historically been and is likely to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include the following:

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
None
Use of Proceeds
Our initial public offering of common stock was effected through Registration Statements on Form S-1 (File No. 333-194899), and was declared effective by the Securities and Exchange Commission on June 6, 2014. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) and other periodic reports previously filed with the SEC.

Issuer Purchases of Equity Securities
The table below provides information with respect to repurchases of unvested shares of our common stock made pursuant our equity incentive plans.

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - January 31, 2015	2	$0.01	—	—
February 1 - February 28, 2015	8	$3.89	—	—
March 1 - March 31, 2015	—	—	—	—
(1) Under our equity incentive plans, certain participants may exercise options prior to vesting, subject to a right of a repurchase by us. All shares in the above table were shares repurchased as a result of us exercising this right and not pursuant to a publicly announced plan or program.
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

Arista Networks, Inc.
(Registrant)
Dated:	May 14, 2015	By:	/s/ Jayshree Ullal
Jayshree Ullal
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated:	May 14, 2015	By:	/s/ Andy Bechtolsheim
Andy Bechtolsheim
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