Form 10-Q
period 2015-06-30
Arista Networks, Inc.
filed 2015-08-07
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of July 31, 2015 was 67,424,779.

ARISTA NETWORKS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ARISTA NETWORKS, INC.
Condensed Consolidated Balance Sheets
(Unaudited in thousands, except par value)

	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$342,958	$240,031
Marketable securities	208,805	209,426
Accounts receivable, net of allowances of $2,090 and $3,094, respectively	122,342	96,982
Inventories	100,304	78,006
Deferred tax assets	12,268	12,252
Prepaid expenses and other current assets	63,535	42,782
Total current assets	850,212	679,479
Property and equipment, net	73,178	71,558
Investments	36,636	36,636
Deferred tax assets	13,760	11,510
Other assets	17,053	11,840
TOTAL ASSETS	$990,839	$811,023
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$43,831	$32,428
Accrued liabilities	43,347	40,369
Deferred revenue	107,245	60,327
Other current liabilities	8,075	11,249
Total current liabilities	202,498	144,373
Income taxes payable	17,850	17,323
Lease financing obligations, non-current	41,912	42,547
Deferred revenue, non-current	57,198	46,141
Other long-term liabilities	5,839	4,981
TOTAL LIABILITIES	325,297	255,365
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100,000 shares authorized, no shares issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value—1,000,000 shares authorized as of June 30, 2015 and December 31, 2014; 67,302 and 65,528 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	7	7
Additional paid-in capital	487,376	426,171
Retained earnings	178,302	129,814
Accumulated other comprehensive loss	(143)	(334)
TOTAL STOCKHOLDERS’ EQUITY	665,542	555,658
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$990,839	$811,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Income
(Unaudited in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Product	$174,072	$126,390	$334,213	$232,883
Service	21,480	11,557	40,384	22,271
Total revenue	195,552	137,947	374,597	255,154
Cost of revenue:
Product	60,014	40,032	114,453	73,059
Service	7,648	4,535	14,500	7,401
Total cost of revenue	67,662	44,567	128,953	80,460
Total gross profit	127,890	93,380	245,644	174,694
Operating expenses:
Research and development	49,947	34,888	93,287	68,334
Sales and marketing	26,681	20,711	51,268	39,366
General and administrative	18,403	7,126	32,475	14,357
Total operating expenses	95,031	62,725	177,030	122,057
Income from operations	32,859	30,655	68,614	52,637
Other income (expense), net:
Interest expense—related party	—	(350)	—	(782)
Interest expense	(832)	(1,854)	(1,653)	(3,965)
Other income (expense), net	417	3,241	(51)	3,249
Total other income (expense), net	(415)	1,037	(1,704)	(1,498)
Income before provision for income taxes	32,444	31,692	66,910	51,139
Provision for income taxes	8,448	10,074	18,422	17,192
Net income	$23,996	$21,618	$48,488	$33,947
Net income attributable to common stockholders:
Basic	$23,607	$14,212	$47,594	$19,985
Diluted	$23,638	$14,851	$47,667	$21,121
Net income per share attributable to common stockholders:
Basic	$0.36	$0.37	$0.73	$0.59
Diluted	$0.33	$0.34	$0.67	$0.54
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	65,524	38,491	65,018	33,834
Diluted	71,215	44,057	70,919	38,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$23,996	$21,618	$48,488	$33,947
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	113	12	(71)	(21)
Change in net unrealized gain on available-for sale securities	96	—	262	—
Other comprehensive income (loss)	209	12	191	(21)
Comprehensive income	$24,205	$21,630	$48,679	$33,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,488	$33,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,246	4,713
Stock-based compensation	20,047	11,487
Deferred income taxes	(2,266)	703
Provision for bad debts	481	374
Excess tax benefit on stock based-compensation	(22,975)	(459)
Amortization of investment premiums	883	—
Unrealized gain on notes receivable	—	(4,000)
Amortization of debt discount	—	527
Write-off of debt discount on notes payable	—	680
Changes in operating assets and liabilities:
Accounts receivable	(25,841)	9,678
Inventories	(22,297)	2,291
Prepaid expenses and other current assets	(20,747)	(5,621)
Other assets	(3,257)	(596)
Accounts payable	11,822	4,789
Accrued liabilities	3,082	626
Deferred revenue	57,975	2,779
Income taxes payable	21,846	372
Other liabilities	(114)	2,616
Interest payable	—	(1,630)
Interest payable—related party	—	670
Net cash provided by operating activities	73,373	63,946
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,768)	(8,579)
Change in restricted cash	—	4,040
Purchases of intangible assets	(705)	—
Net cash used in investing activities	(9,473)	(4,539)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of lease financing obligations	(514)	(335)
Payments—deferred offering costs	(261)	—
Proceeds from issuance of common stock upon exercising options, net of repurchases	11,991	2,078
Proceeds from issuance of common stock under employee stock purchase plan	4,856	—
Excess tax benefit on stock-based compensation	22,975	459
Proceeds from initial public offering, net of issuance cost	—	241,862
Repayment on notes payable	—	(20,000)
Net cash provided by financing activities	39,047	224,064
Effect of exchange rate changes	(20)	63
NET INCREASE IN CASH AND CASH EQUIVALENTS	102,927	283,534

	Six Months Ended June 30,
	2015	2014
CASH AND CASH EQUIVALENTS—Beginning of period	240,031	113,664
CASH AND CASH EQUIVALENTS—End of period	$342,958	$397,198
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$3,501	$18,433
Cash paid for interest—lease financing obligation	$1,509	$1,283
Cash paid for interest—notes payable	$—	$3,639
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Decrease in accounts payable and accrued liabilities related to property and equipment	$(1,019)	$(2,261)
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$5,992
Conversion of notes payable and accrued interest to common stock upon initial public offering	$—	$66,338
Conversion of notes payable and accrued interest, related party, to common stock upon initial public offering	$—	$30,153
Unpaid deferred offering costs	$—	$3,138
Acquisition of building with financing obligation	$—	$456

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Overview and Basis of Presentation
Organization
Arista Networks, Inc. (together with our subsidiaries, “we,” “our” or “us”) is a supplier of cloud networking solutions that use software innovations to address the needs of large-scale Internet companies, cloud service providers and next-generation enterprises. Our cloud networking solutions consist of our Extensible Operating System, a set of network applications and our 10/40/100 Gigabit Ethernet switches. We were incorporated in October 2004 in the State of California under the name Arastra, Inc. In March 2008, we reincorporated in the State of Nevada and in October 2008 changed our name to Arista Networks, Inc. We reincorporated in the state of Delaware in March 2014. Our corporate headquarters are located in Santa Clara, California, and we have wholly-owned subsidiaries throughout the world, including North America, Europe, Asia and Australia.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (" U.S. GAAP") and following the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three and six months ended June 30, 2015, are not necessarily indicative of the results expected for the full fiscal year.
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
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 12, 2015 and our Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2014, filed with the SEC on May 15, 2015.
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
Business Concentrations
We work closely with third-party contract manufacturing suppliers to manufacture our products. As of June 30, 2015 and December 31, 2014, two suppliers provided essentially all of our electronic manufacturing services. Our contract manufacturing suppliers deliver our products to one of three third party direct fulfillment facilities where our EOS software is installed on our products.  We and our fulfillment partners then perform labeling, final configuration, quality assurance testing and shipment to our customers. Our products rely on key components, including certain integrated circuit components and power supplies, some of which our contract manufacturers purchase on our behalf from a limited number of suppliers, including certain sole source providers. We do not have guaranteed supply contracts with any of our component suppliers, and our suppliers could delay shipments or cease manufacturing such products or selling them to us at any time. If we are unable to obtain a sufficient quantity of these components on commercially reasonable terms or in a timely manner, sales of our products could be delayed or halted entirely or we may be required to redesign our products. Quality or performance failures of our products or changes in our contractors’ or vendors’ financial or business condition could disrupt our ability to supply quality products to our customers. Any of these events could result in lost sales and damage to our end-customer relationships, which would adversely impact our business, financial condition and results of operations.
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
We market and sell our products through both our direct sales force and our channel partners, including distributors, value-added resellers, system integrators, original equipment manufacturer (“OEM”) partners and in conjunction with various technology partners.
Reclassifications
We have reclassified deferred cost of revenue from inventories to other current assets as of June 30, 2015 as the balance does not represent property available for sale or used in the production process. Prior year balances have also been reclassified to conform to the current period presentation.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The new standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires significantly expanded disclosures about revenue recognition. In July 2015, the FASB deferred the effective date of the new revenue standard by one year. The standard is now effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2017. The guidance is effective for us for our first quarter of fiscal 2018. Early adoption would be permitted for all entities but not before the original public entity effective date. The standard permits the use of either the retrospective or cumulative effect transition method. The retrospective method requires a retrospective approach to each prior reporting period presented with the option to elect certain practical expedients as defined within the guidance. The cumulative approach requires a retrospective approach with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures as defined per the guidance. We are currently reviewing the provisions of the standard and have not yet selected a transition method nor have we determined the effect of the standard on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software, which clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software. A cloud computing arrangement would include a software license if (1) the customer has a contractual right to take possession of the software at any time during the hosting period without significant penalty and (2) it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. If the arrangement does not contain a software license, it would be accounted for as a service contract. The guidance is effective for fiscal years beginning after December 15, 2015. The standard is effective for us for our first quarter of fiscal 2016. Early adoption is permitted. The guidance can be applied retrospectively to each prior reporting period presented or prospectively to arrangements entered into, or materially modified, after the effective date. We are currently assessing the impact this guidance may have on our consolidated financial statements as well as the transition method that we will use to adopt the guidance.

In July 2015, the FASB issued ASU No, 2015-11, Inventory: Simplifying the Measurement of Inventory, which simplifies the measurement of inventory to be measured at the lower of cost or net realizable value. The guidance applies to inventory measured using First in First Out ("FIFO") or average cost. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The standard is effective for us for our first quarter of fiscal 2017. The guidance can be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently assessing the impact this guidance may have on our consolidated financial statements as well as the transition method that we will use to adopt the guidance.

2.    Fair Value Measurements
Our assets and liabilities which require fair value measurement consist of cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable, and accrued liabilities. Cash equivalents, accounts receivable, accounts payable and accrued liabilities are stated at carrying amounts as reported in the condensed consolidated financial statements, which approximates fair value due to their short-term nature.
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
Our financial instruments recorded at fair value on a recurring basis consist of Level I assets that include highly liquid money market funds that are included in cash and cash equivalents and U.S. government notes classified as marketable securities. We did not have any Level II or Level III financial instruments recorded at fair value on a recurring basis as of June 30, 2015 and December 31, 2014.
We measure and report our cash equivalents and available-for-sale marketable securities at fair value. The following table sets forth the fair value of our financial assets by level within the fair value hierarchy (in thousands):

	June 30, 2015
	Level I	Level II	Level III	Total
Financial Assets
Cash equivalents:
Money market funds	$105,261	$—	$—	$105,261
Marketable securities:
U.S. government notes	208,805	—	—	208,805
Total financial assets	$314,066	$—	$—	$314,066

	December 31, 2014
	Level I	Level II	Level III	Total
Financial Assets
Cash equivalents:
Money market funds	$104,216	$—	$—	$104,216
Marketable securities:
U.S. government notes	209,426	—	—	209,426
Total financial assets	$313,642	$—	$—	$313,642

3.    Balance Sheet Components
Marketable Securities
The following table summarizes the unrealized gains and losses and fair value of our available-for-sale marketable securities (in thousands):

	June 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government notes—due within one year	$208,788	$21	$(4)	$208,805

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government notes—due within one year	$209,671	$—	$(245)	$209,426
We did not realize any other-than-temporary losses on our marketable securities for the three and six months ended June 30, 2015 and 2014 or the year ended December 31, 2014. None of our marketable securities have been in continuous unrealized loss positions for greater than twelve months as of June 30, 2015.
We invest in marketable securities that have maximum maturities of up to two years and are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these marketable securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those marketable securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are due primarily to changes in credit spreads and interest rates. We expect to realize the full value of these investments upon maturity or sale. The weighted average remaining duration of our current marketable securities is approximately 0.3 years as of June 30, 2015.
Accounts Receivable, net
Accounts receivable, net consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Accounts receivable	$124,432	$100,076
Allowance for doubtful accounts	(1,522)	(1,063)
Sales return reserve	(568)	(2,031)
Accounts receivable, net	$122,342	$96,982
Inventories
Inventories consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$28,450	$17,094
Finished goods	71,854	60,912
Total inventories	$100,304	$78,006

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Prepaid income taxes	$29,792	$25,212
Other current assets	27,808	11,512
Other prepaids and deposits	5,935	6,058
Total prepaid expenses and other current assets	$63,535	$42,782
Property and Equipment, net
    Property and equipment, net consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Equipment and machinery	$21,977	$18,265
Computer hardware and software	10,484	7,772
Furniture and fixtures	1,837	1,373
Leasehold improvements	23,511	19,420
Building	35,154	35,154
Construction-in-process	3,301	6,532
Property and equipment, gross	96,264	88,516
Less: accumulated depreciation	(23,086)	(16,958)
Property and equipment, net	$73,178	$71,558
Building consists of capitalized construction costs of our leased building in Santa Clara, California. Based on the terms of the lease agreement and due to our involvement in certain aspects of the original construction, such as our financial involvement in structural elements of asset construction, making decisions related to tenant improvement costs and purchasing insurance not reimbursable by the buyer-lessor (the Landlord), we are deemed the owner of the building (for accounting purposes only) during the construction period. We continue to maintain involvement in the property post construction completion, and lack transferability of the risks and rewards of ownership, due to our required maintenance of a $4.0 million letter of credit in addition to our ability and option to sublease our portion of the leased building for fees substantially higher than our base rate. Due to our continued involvement in the property and lack of transferability of related risks and rewards of ownership to the Landlord, we account for the building as a financing obligation. See “Note 5-Commitments and Contingencies". Accordingly, as of June 30, 2015 and December 31, 2014, we have recorded assets of $53.4 million, representing the total costs of the building and improvements incurred, including the costs paid by the Landlord. The building was completed in 2014.
Depreciation and amortization expense was $3.3 million, $6.2 million, $2.4 million and $4.7 million for the three and six months ended June 30, 2015 and 2014, respectively.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Accrued payroll related costs	$23,178	$30,749
Accrued warranty costs	3,972	3,204
Accrued manufacturing costs	6,762	1,089
Accrued professional fees	6,346	2,354
Accrued taxes	1,065	1,577
Other	2,024	1,396
Total accrued liabilities	$43,347	$40,369

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
The following table summarizes the activity related to our accrued liability for estimated future warranty costs (in thousands):

	Six Months Ended June 30,
	2015	2014
Warranty accrual, beginning of period	$3,204	$5,075
Liabilities accrued for warranties issued during the period	1,602	967
Warranty costs incurred during the period	(834)	(1,288)
Adjustments related to change in estimate	—	(1,190)
Warranty accrual, end of period	$3,972	$3,564
Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Liability for early exercised shares subject to repurchase	$3,265	$4,616
Sales tax payable	2,730	3,101
Lease financing obligations, current portion	1,207	1,087
Other	873	2,445
Total other current liabilities	$8,075	$11,249

4.    Investments
Investments in Privately-held Companies
We have equity investments of approximately $33.6 million in privately-held companies which are accounted for under the cost method. There were no impairments recognized on our investments for the three and six months ended June 30, 2015 as there were no significant identified events or changes in circumstances that would be considered an indicator for impairment.
Notes Receivable
We have a $3.0 million promissory note from a privately-held company which was recorded at cost. The interest rate on the promissory note is 8.0% per annum and is payable quarterly. All unpaid principal and accrued interest on the promissory note is due and payable on the earlier of August 26, 2017, or upon default.
5.    Commitments and Contingencies
Operating Leases
We lease various operating spaces in North America, Europe, Asia and Australia under non-cancelable operating lease arrangements that expire on various dates through 2024. These arrangements require us to pay certain operating expenses, such as taxes, repairs, and insurance and contain renewal and escalation clauses. We recognize rent expense under these arrangements on a straight-line basis over the term of the lease.
Rent expense for all operating leases amounted to $1.2 million, $2.0 million, $0.4 million and $1.0 million for the three and six months ended June 30, 2015 and 2014, respectively.
Financing Obligation—Build-to-Suit Lease
In August 2012, we executed a lease for a building then under construction in Santa Clara, California to serve as our headquarters. The lease term is 120 months and commenced in August 2013.
Based on the terms of the lease agreement and due to our involvement in certain aspects of the construction such as our financial involvement in structural elements of asset construction, making decisions related to tenant improvement costs and purchasing insurance not reimbursable by the buyer-lessor (the Landlord), we are deemed the owner of the building (for accounting purposes only) during the construction period. We continue to maintain involvement in the property post construction completion and lack transferability of the risks and rewards of ownership, due to our required maintenance of a $4.0 million letter of credit, in addition to our ability and option to sublease our portion of the leased building for fees substantially higher than our base rate. Due to our continued involvement in the property and lack of transferability of related risks and rewards of ownership to the Landlord post construction, we account for the building and related improvements as a lease financing obligation. Accordingly, as of June 30, 2015 and December 31, 2014, we have recorded assets of $53.4 million, representing the total costs of the building and improvements incurred, including the costs paid by the lessor (the legal owner of the building) and additional improvement costs paid by us, and a corresponding financing obligation of $43.1 million and $43.6 million, respectively. As of June 30, 2015, $1.2 million and $41.9 million were recorded as short-term and long-term financing obligations, respectively.
Land lease expense under our lease financing obligation amounted to $0.3 million, $0.6 million, $0.3 million and $0.6 million for the three and six months ended June 30, 2015 and 2014, respectively.
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
Purchase Commitments
We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf based on our forecasts in order to reduce manufacturing lead times and ensure adequate component supply. These forecasts are based on estimates of future demand for our products, historical trend analysis provided by our sales and product marketing organizations and adjusted for overall market conditions. We incur a liability when the contract manufacturer has converted the component inventory to a finished product. However, historically we have reimbursed our contract manufacturer for component inventory purchases when this inventory has been rendered excess or obsolete due to manufacturing and engineering change orders resulting from design changes, or in cases where inventory levels greatly exceed our forecasts. As of June 30, 2015 and December 31, 2014, $0.2 million and $0.3 million related to the excess and obsolete component of our inventory liability to our contract manufacturers.  We have provided restricted deposits to our third-party contract manufacturers and vendors to secure our obligations to purchase inventory. We had $2.3 million in restricted deposits as of June 30, 2015 and December 31, 2014. Restricted deposits are classified in other assets in our accompanying unaudited condensed consolidated balance sheets.
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
On April 14, 2014, we filed a cross-complaint against OptumSoft, in which we assert our ownership of the software components at issue and our interpretation of the 2004 agreement. Among other things, we assert that the language of the 2004 agreement and the parties’ long course of conduct support our ownership of the disputed software components. We ask the Court to declare our ownership of those software components, all similarly-situated software components developed in the future and all related intellectual property. We also assert that, even if we are found not to own any particular components at issue, such components are licensed to us under the terms of the 2004 agreement. However, there can be no assurance that our assertions will ultimately prevail in litigation. On the same day, we also filed an answer to OptumSoft’s claims, as well as affirmative defenses based in part on OptumSoft’s failure to maintain the confidentiality of its claimed trade secrets, its authorization of the disclosures it asserts and its delay in claiming ownership of the software components at issue. We have also taken additional steps to respond to OptumSoft’s allegations that we improperly used and/or disclosed OptumSoft confidential information. While we believe we have meritorious defenses to these allegations, we believe we have (i) revised our software to remove the elements we understand to be the subject of the claims relating to improper use and disclosure of OptumSoft confidential information and made the revised software available to our customers and (ii) removed information from our website that OptumSoft asserted disclosed OptumSoft confidential information.
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
Cisco Systems, Inc. (“Cisco”) Matters
On December 5, 2014, Cisco filed two complaints against us in District Court for the Northern District of California, which are proceeding as Case No. 4-14-cv-05343 (“’43 Case”) and Case No. 4-14-cv-05344 (“’44 Case”). In the ’43 Case, Cisco alleges that we infringe U.S. Patent Nos. 6,377,577; 6,741,592; 7,023,853; 7,061,875; 7,162,537; 7,200,145; 7,224,668; 7,290,164; 7,340,597; 7,460,492; 8,051,211; and 8,356,296 (respectively, “the ’577 patent,” “the ’592 patent,” “the ’853 patent,” “the 875 patent,” “the ’537 patent,” “the ’145 patent,” “the ’668 patent,” “the ’164 patent,” “the ’597 patent,” “the ’492 patent,” “the ’211 patent,” and “the ’296 patent”). Cisco seeks, as relief for our alleged infringement in the ’43 Case, lost profits and/or reasonable royalty damages in an unspecified amount, including treble damages, attorney’s fees, and associated costs. Cisco also seeks injunctive relief in the ’43 Case. On February 10, 2015, the court granted our unopposed motion to stay the ’43 Case until the proceedings before the United States International Trade Commission (“USITC”) pertaining to the same patents (as discussed below) become final. In the ’44 Case, Cisco’s complaint alleges that we infringe U.S. Patent Nos. 7,047,526 and 7,953,886 and further alleges that we infringe numerous copyrights pertaining to Cisco’s “Command Line Interface” or “CLI.” As relief for our alleged patent infringement in the ’44 Case, Cisco seeks lost profits and/or reasonable royalty damages in an unspecified amount including treble damages, attorney’s fees, and associated costs as well as injunctive relief. As relief from our alleged copyright infringement, Cisco seeks damages in an unspecified amount in the form of alleged lost profits, profits from our alleged infringement, statutory damages, attorney’s fees and associated costs. Cisco also seeks injunctive relief against our alleged copyright infringement. On February 13, 2015, we answered the complaint in the ’44 Case, denying the patent and copyright infringement allegations and also raising numerous affirmative defenses. On March 6, 2015, Cisco filed an amended complaint against us the ’44 Case. In response, we moved to dismiss Cisco’s allegations of willful patent infringement and pre-suit indirect patent infringement. The Court granted the motion with leave to amend on July 2, 2015. On July 23, 2015, Cisco filed an amended complaint. Trial has been set for August 1, 2016 in the ’44 Case. Trial has not been scheduled in the ’43 Case.
On December 19, 2014, Cisco filed two complaints against us in the USITC alleging that Arista has violated section 337 of the Tariff Act of 1930, as amended. The complaints have been instituted as ITC Inv. Nos. 337-TA-944 (“944 Investigation”) and 337-TA-945 (“945 Investigation”). In the 944 Investigation, Cisco alleges that certain Arista switching products infringe the ’592, ’537, ’145, ’164, ’597, and ’296 patents. In the 945 Investigation, Cisco alleges that certain Arista switching products infringe the ’577, ’853, ’875, ’668, ’492, and ’211 patents. In both the 944 and 945 Investigations, Cisco seeks, among other things, a limited exclusion order barring entry into the United States of accused switch products (including 7000 Series of switches) and a cease and desist order against us restricting our activities with respect to our imported accused switch products. On February 11, 2015, we responded to the notices of investigation and complaints in the 944 and 945 Investigations by, among other things, denying any violation of section 337 of the Tariff Act and the patent infringement allegations, and raising numerous additional defenses.
The Administrative Law Judge assigned to the 945 Investigation issued a procedural schedule calling for, among other events: issuance of an order construing the claims of the ’577, ’853, ’875, ’668, ’492, and ’211 patents tentatively on July 17, 2015; an evidentiary hearing on November 9-20, 2015; issuance of an initial determination regarding our alleged violations on April 26, 2016; and the target date for completion on August 26, 2016. The final determination in the 945 Investigation is then subject to Presidential review. To date, the Administrative Law Judge has not issued an order construing the claims in the 945 Investigation. The Administrative Law Judge assigned to the 944 Investigation issued a procedural schedule calling for, among other events: an evidentiary hearing on Sept. 9-11 & 15-17, 2015; issuance of an initial determination regarding our alleged violations on January 27, 2016; and the target date for completion on May 27, 2016. The final determination in the 944 Investigation is then subject to Presidential review.

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
We intend to vigorously defend against Cisco’s lawsuits, as summarized in the preceding paragraphs. However, we cannot be certain that, if litigated, any claims by Cisco would be resolved in our favor. For example, an adverse litigation ruling could result in a significant damages award against us, could further result in the above described injunctive relief (including, among other things, an order excluding our products from importation into the United States), could result in a requirement that we make substantial royalty payments to Cisco, and/or could require that we modify our products to the extent that we are found to infringe any valid claims asserted against us by Cisco. In particular, with respect to the 944 and 945 Investigations, if our products are found to infringe any patents that are the subject of those investigations, the USITC would likely issue a limited exclusion order barring entry into the United States of accused switch products (including 7000 Series of switches) and a cease and desist order restricting our activities with respect to our imported accused switch products. In the case that we attempt to modify our manufacturing and importation processes to comply with such orders, we may not be able to do so successfully or without substantial expense. Moreover, in the case we attempt to modify our products, to the extent we are found to infringe on any valid claims asserted against us, we may not be able to successfully modify our products in a substantial manner and any modified products may not be well received in the market. Any such adverse ruling could materially adversely affect our business, prospects, results of operation and financial condition. To the extent that we reached a negotiated settlement with Cisco, the settlement could require payment of substantial royalties. Additionally, the existence of this lawsuit could cause concern among our customers and potential customers and could adversely affect our business and results of operations. Whether or not we prevail in the lawsuit, we expect that the litigation will be expensive, time-consuming and a distraction to management in operating our business.
Other Matters
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
With respect to the various legal proceedings described above, it is the Company’s belief that while a loss is not probable, it may be reasonably possible. Further, at this stage in the litigation, any possible loss or range of loss cannot be estimated at this time.  However, the outcome of litigation is inherently uncertain. Therefore, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

6.    Stock-Based Compensation
Total stock-based compensation expense related to options, restricted stock awards, employee stock purchases, restricted stock units and stock purchase rights granted were allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue	$784	$301	$1,420	$512
Research and development	6,379	3,527	11,307	5,994
Sales and marketing	2,865	1,931	5,274	3,359
General and administrative	1,180	946	2,046	1,622
Total stock-based compensation	$11,208	$6,705	$20,047	$11,487
Stock Option Activities
The following table summarizes the option and RSA (Restricted Stock Award) activity under our equity stock plans and related information:

		Options and RSAs Outstanding
	Shares Available for Grant (in thousands)	Number of Shares Underlying Outstanding Options and RSAs (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years) of Stock Options	Aggregate Intrinsic Value of Stock Options Outstanding (in thousands)
Outstanding—December 31, 2014	11,612	13,654	$17.63	8.3	$598,775
Options granted	(1,035)	1,035	66.80
Options exercised	—	(1,654)	7.28
Options canceled	704	(704)	19.50
Early exercised shares repurchased	13	—	3.98
Outstanding—June 30, 2015	11,294	12,331	$23.03	8.1	$697,621
Vested and exercisable—June 30, 2015		3,170	$7.21	7.0	$236,274
Vested and expected to vest—June 30, 2015		10,941	$21.62	8.0	$657,910
The weighted-average grant-date fair value of options granted during the six months ended June 30, 2015 was $29.01 per share. The aggregate intrinsic value of options exercised for the six months ended June 30, 2015 was $105.9 million.
As of June 30, 2015, the total unrecognized stock-based compensation expense related to unvested stock options, net of expected forfeitures, was $119.4 million, which is expected to be recognized over a weighted-average period of 4.2 years. The total fair value of options vested for the six months ended June 30, 2015 was $11.9 million.
Early Exercise of Stock Options
For the six months ended June 30, 2015, we repurchased 13,136 shares of common stock at the original exercise price due to the termination of the holders of the unvested shares. As of June 30, 2015, shares held by employees and directors that were subject to repurchase were approximately 1.0 million with an aggregate price of $3.3 million.

Restricted Stock Unit (RSU) Activities
A summary of the RSU activity under our stock plans during the reporting period and a summary of information related to RSUs expected to vest are presented below (in thousands, except per share and year amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Unvested balance—December 31, 2014	108	$75.56	2.0	$6,557
RSUs granted	500	69.34
RSUs vested	(1)	67.48
RSUs forfeited/canceled	(9)	68.34
Unvested balance—June 30, 2015	598	$70.47	2.0	$48,906
RSUs expected to vest—June 30, 2015	522		2.0	$42,675
As of June 30, 2015, there was $34.6 million of unrecognized stock-based compensation cost related to unvested RSUs, net of estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 3.9 years.
Employee Stock Purchase Plan Activities
During the six months ended June 30, 2015, we issued 132,862 shares at a price of $36.55 under the 2014 Employee Stock Purchase Plan, or ESPP. On February 17, 2015, the board authorized an increase to shares available for future issuance under the ESPP. Per the ESPP, the increase is determined based on the lesser of 1% of total shares outstanding as of the first day of each fiscal year, or January 1, 2015, 2,500,000 shares or such amount as determined by our board of directors. The approved increase amounted to 655,139 shares. As of June 30, 2015 there remain 1,173,277 shares available for issuance under the ESPP.
As of June 30, 2015, the total unrecognized stock-based compensation expense related to unvested ESPP options, net of expected forfeitures, was $2.1 million, which is expected to be recognized over a weighted-average period of 1.3 years.

7.    Net Income Per Share Available to Common Stock
The following table sets forth the computation of our basic and diluted net income per share available to common stock (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Basic:
Net income	$23,996	$21,618	$48,488	$33,947
Less: undistributed earnings allocated to participating securities	(389)	(7,406)	(894)	(13,962)
Net income available to common stockholders, basic	$23,607	$14,212	$47,594	$19,985
Diluted:
Net income attributable to common stockholders, basic	$23,607	$14,212	$47,594	$19,985
Add: undistributed earnings allocated to participating securities	31	639	73	1,136
Net income attributable to common stockholders, diluted	$23,638	$14,851	$47,667	$21,121
Denominator:
Basic:
Weighted-average shares used in computing net income per share available to common stockholders, basic	65,524	38,491	65,018	33,834
Diluted:
Weighted-average shares used in computing net income per share available to common stockholders, basic	65,524	38,491	65,018	33,834
Add weighted-average effect of dilutive securities:
Stock options and RSUs	5,497	5,537	5,708	5,113
Employee stock purchase plan	194	29	193	15
Weighted-average shares used in computing net income per share available to common stockholders, diluted	71,215	44,057	70,919	38,962
Net income per share attributable to common stockholders:
Basic	$0.36	$0.37	$0.73	$0.59
Diluted	$0.33	$0.34	$0.67	$0.54
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share available to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options and RSUs to purchase common stock	2,370	2,361	2,138	2,160

8.     Income Taxes
Provision for income taxes was approximately $8.4 million and $10.1 million for the three months ended June 30, 2015 and 2014 respectively, and $18.4 million and $17.2 million for the six months ended June 30, 2015 and 2014, respectively. The change in our provision for income taxes was primarily due to an increase in profit before income tax and the decrease in the effective tax rate based on our current geographical distribution of the earnings.
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
Our gross unrecognized tax benefits were $21.5 million as of June 30, 2015. If the gross unrecognized tax benefits as of June 30, 2015 were realized in future periods, this would result in a tax benefit of $16.0 million within our provision of income taxes.  Because of the net operating loss and tax credit carryforward, substantially all of our tax years remain open to federal and state tax examination. However, it is possible that unrecognized tax benefits may decrease in the future as the statute of limitation lapses in some of the jurisdictions over the next 12 months.
9.     Segment Information
We have determined that we operate as one reportable segment. The following table represents revenue based on the customer’s location, as determined by the customer’s shipping address (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States	$148,303	$102,149	$271,456	$195,142
Other Americas	2,560	1,009	6,164	4,216
Europe, Middle East and Africa	24,782	20,628	64,872	32,342
Asia-Pacific	19,907	14,161	32,105	23,454
Total revenue	$195,552	$137,947	$374,597	$255,154
The following table presents our property, plant and equipment, net by geographic region for the periods presented (in thousands):

	June 30, 2015	December 31, 2014
United States	$68,203	$67,727
International	4,975	3,831
Total	$73,178	$71,558

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K filed with the SEC on March 12, 2015, and our Amended Annual Report on Form 10-K/A filed with the SEC on May 15, 2015. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
Overview
We are a leading supplier of cloud networking solutions that use software innovations to address the needs of large-scale Internet companies, cloud service providers and next-generation data centers for enterprise support. Our cloud networking solutions consist of our Extensible Operating System, or EOS, a set of network applications and our 10/40/100 Gigabit Ethernet switches. Our cloud networking solutions deliver industry-leading performance, scalability, availability, programmability, automation and visibility. At the core of our cloud networking platform is EOS, which was purpose-built to be fully programmable and highly modular. The programmability of EOS has allowed us to create a set of software applications that address the requirements of cloud networking, including workflow automation, network visibility and analytics, and has also allowed us to rapidly integrate with a wide range of third-party applications for virtualization, management, automation, orchestration and network services.
We were founded in 2004 to address the limitations of legacy networking products and to create a cloud networking platform that is open and programmable. From 2004 to 2008, our activities were focused on the development of our software, which resulted in the commercial release of our first product, the 7100 Series switches based on our EOS software, in 2008. Since then, we have continued to introduce new products utilizing EOS, including our 7500 Series switch and our 7050 Series switch in 2010, the second generation of our 7500 Series switch, called the 7500E modular switch, in May 2013, our 7300 Series switch in November 2013 and our 7280E in July 2014. In December 2014 we introduced our EOS+ software platform for networking programmability and automation, and in June 2015 we introduced CloudVision, a network-wide approach for workload orchestration and workflow automation.
As of June 30, 2015, we have shipped more than five million switch ports. We have experienced rapid revenue growth over the last several years, increasing our revenue at a compound annual growth rate of 68.9% from 2010 to 2014. As we have grown the functionality of our EOS software, expanded the range of our switching portfolio and increased the size of our sales force, our revenue has continued to grow rapidly. To support our customers and revenue growth, we have expanded our international presence to include 19 foreign subsidiaries as of June 30, 2015, including for example Australia, Canada, France, Germany, India, Ireland, Japan, South Korea and the United Kingdom. Our revenue for the three and six months ended June 30, 2015 was $195.6 million and $374.6 million an increase of 41.8% and 46.8%, respectively, compared to the same period in 2014. We have been profitable and cash flow positive for each year since 2010.
We believe that our cloud networking platform addresses the large and growing cloud networking segment of data center switching, which remains in the early stage of adoption. We expect to continue rapidly growing our organization to meet the needs of new and existing customers as they increasingly realize the performance and cost benefits of our cloud networking solutions and as they expand their cloud networks. We intend to continue to invest in our research and development organization to enhance the functionality of our existing cloud networking platform, introduce new products and features and build upon our technology leadership. We believe one of our greatest strengths lies in our rapid development of new features and applications. We intend to continue expanding our sales and marketing teams and programs and carrying out associated marketing activities in key geographies. In order to support our strong growth, we have and may continue to accelerate our investment in infrastructure, such as enterprise resource planning software and other technologies to improve the efficiency of our operations. As a result, our levels of operating profit as a percentage of revenue could decline in the short to medium term. For a description of factors that may impact our future performance, see the disclosure in the section titled "Factors Affecting Our Performance" below.
Our Business Model
We derive revenue from sales of products and services. We generate revenue primarily from sales of our switching products which incorporate our EOS software. We generate the majority of our services revenue from post contract support, or PCS, which end customers typically purchase in conjunction with our products. In addition, we have recently added software subscription services to our service offerings which will also add to services revenue in the future.
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
To continue to grow our revenue, it is important that we both obtain new customers and sell additional products to existing customers. Our development model is focused on the development of new products based on our EOS software and enhancements to EOS. We engineer our products to be agnostic to the underlying merchant silicon architecture. Today, we combine our EOS software with merchant silicon into a family of switching products. This enables us to focus our research and development resources on our software core competencies and to leverage the investments made by merchant silicon vendors to achieve cost-effective solutions. We currently procure certain merchant silicon components from multiple vendors, and we continue to expand our relationships with these and other vendors. We work closely with third party contract manufacturing suppliers to manufacture our products. Our contract manufacturing suppliers deliver our products to one of three third party direct fulfillment facilities where our EOS software is installed on our products.  We and our fulfillment partners then perform labeling, final configuration, quality assurance testing and shipment to our customers.
We market and sell our products through both our direct sales force and our channel partners, including distributors, value-added resellers, system integrators, original equipment manufacturer (“OEM”) partners and in conjunction with various technology partners. To facilitate channel coordination and increase productivity, we have created a partner program, the Arista Partner Program, to engage partners who provide value-added services and extend our reach into the marketplace. Authorized training partners provide technical training to our channel partners. Our partners commonly receive an order from an end customer prior to placing an order with us, and we confirm the identification of the end customer prior to accepting such orders. Our partners generally do not stock inventory received from us. Our sales organization is supported by systems engineers with deep technical expertise and responsibility for pre-sales technical support and engineering for our end customers. Each sales team is responsible for a geographic territory, has responsibility for a number of major direct end-customer accounts or has assigned accounts in a specific vertical market.
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
Basis of Presentation
Revenue
We generate revenue primarily from sales of our switching products which incorporate our EOS software. We also derive a portion of our revenue from CloudVision software subscription and sales of post contract support, or PCS, and to a lesser extent professional services. We generate PCS revenue from sales of technical support services contracts that are typically purchased in conjunction with our products and subsequent renewals of those contracts. We offer PCS services under renewable, fee-based contracts, which include 24-hour technical support, hardware repair and replacement parts, bug fixes, patches and unspecified upgrades on a when-and-if available basis. We expect our revenue may vary from period to period based on, among other things, the timing and size of orders, the delivery and acceptance of products, the impact of significant transactions with unique terms and conditions that may require deferral of revenue and cyclicality of orders being placed by our customers. Additionally, we expect our software subscription and PCS revenue to increase in absolute dollars as we expand our installed base. Our ability to expand our installed base and increase our revenue is subject to numerous risks and uncertainties. See the section titled “Risk Factors.” We report revenue net of sales taxes.
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

General and Administrative Expenses
General and administrative expenses consist primarily of personnel costs, legal and professional fees, and an allocated portion of facility and IT costs and depreciation. General and administrative personnel costs include those for our executive, finance, IT, human resources and legal functions. Our professional fees consist primarily of accounting, external legal and IT and other consulting costs. We expect our general and administrative expenses to increase in absolute dollars to support our growing infrastructure needs and as we assume the reporting requirements and compliance obligations of a public company. In addition, we expect legal expense to increase significantly in absolute dollars for the foreseeable future due to legal costs related to ongoing IP litigation and potential future litigation claims. Refer to the discussion under “Legal Proceedings” subheading in Note 5. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information related to pending litigation.
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

Results of Operations
The following table summarizes historical results of operations for the periods presented and as a percentage of revenue for those periods. We have derived the data for the three and six months ended June 30, 2015 and 2014 from our unaudited condensed consolidated financial statements (in thousands, except for percentage of revenue).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Product	$174,072	$126,390	$334,213	$232,883
Service	21,480	11,557	40,384	22,271
Total revenue	195,552	137,947	374,597	255,154
Cost of revenue (1):
Product	60,014	40,032	114,453	73,059
Service	7,648	4,535	14,500	7,401
Total cost of revenue	67,662	44,567	128,953	80,460
Gross profit	127,890	93,380	245,644	174,694
Operating expenses (1):
Research and development	49,947	34,888	93,287	68,334
Sales and marketing	26,681	20,711	51,268	39,366
General and administrative	18,403	7,126	32,475	14,357
Total operating expenses	95,031	62,725	177,030	122,057
Income from operations	32,859	30,655	68,614	52,637
Interest expense	(832)	(2,204)	(1,653)	(4,747)
Other income (expense), net	417	3,241	(51)	3,249
Total other income (expense), net	(415)	1,037	(1,704)	(1,498)
Income before provision for income taxes	32,444	31,692	66,910	51,139
Provision for income taxes	8,448	10,074	18,422	17,192
Net income	$23,996	$21,618	$48,488	$33,947

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(as a percentage of revenue)
Revenue:
Product	89.0%	91.6%	89.2%	91.3%
Service	11.0	8.4	10.8	8.7
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	30.7	29.0	30.6	28.6
Service	3.9	3.3	3.8	2.9
Total cost of revenue	34.6	32.3	34.4	31.5
Gross profit	65.4	67.7	65.6	68.5
Operating expenses:
Research and development	25.5	25.3	24.9	26.8
Sales and marketing	13.6	15.0	13.7	15.4
General and administrative	9.5	5.2	8.7	5.6
Total operating expenses	48.6	45.5	47.3	47.8
Income from operations	16.8	22.2	18.3	20.7
Interest expense	(0.4)	(1.6)	(0.4)	(1.9)
Other income (expense), net	0.2	2.4	0.0	1.3
Total other income (expense), net	(0.2)	0.8	(0.4)	(0.6)
Income before provision for income taxes	16.6	23.0	17.9	20.1
Provision for income taxes	4.3	7.3	5.0	6.7
Net income	12.3%	15.7%	12.9%	13.4%
________________________________________________________________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue	$784	$301	$1,420	$512
Research and development	6,379	3,527	11,307	5,994
Sales and marketing	2,865	1,931	5,274	3,359
General and administrative	1,180	946	2,046	1,622
Total stock-based compensation	$11,208	$6,705	$20,047	$11,487

Three and Six Months Ended June 30, 2015 Compared to Three and Six Months Ended June 30, 2014
Revenue, Cost of Revenue and Gross Profit (in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change in		2015	2014	Change in
	$	$	$	%	$	$	$	%
Revenue
Product	$174,072	$126,390	$47,682	37.7%	$334,213	$232,883	$101,330	43.5%
Service	21,480	11,557	9,923	85.9	40,384	22,271	18,113	81.3
Total revenue	$195,552	$137,947	$57,605	41.8%	$374,597	$255,154	$119,443	46.8%
Cost of revenue
Product	$60,014	$40,032	$19,982	49.9%	$114,453	$73,059	$41,394	56.7%
Service	7,648	4,535	3,113	68.6	14,500	7,401	7,099	95.9
Total cost of revenue	$67,662	$44,567	$23,095	51.8%	$128,953	$80,460	$48,493	60.3%
Gross profit	$127,890	$93,380	$34,510	37.0%	$245,644	$174,694	$70,950	40.6%
Gross margin	65.4%	67.7%			65.6%	68.5%

Revenue by Geography (in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	% of Total	2014	% of Total	2015	% of Total	2014	% of Total
Americas	$150,863	77.1%	$103,158	74.8%	$277,620	74.1%	$199,358	78.1%
Europe, Middle East and Africa	24,782	12.7%	20,628	15.0%	64,872	17.3%	32,342	12.7%
Asia-Pacific	19,907	10.2%	14,161	10.2%	32,105	8.6%	23,454	9.2%
Total revenue	$195,552	100.0%	$137,947	100.0%	$374,597	100.0%	$255,154	100.0%
Revenue
Revenue increased 41.8% in the three months ended June 30, 2015 and 46.8% in the six months ended June 30, 2015, compared to the same periods in 2014. We increased shipments to our existing customers in these periods as they continued to grow their businesses and increased their demand for our switch products and related accessories. In addition, we added new customers as we expanded our market presence and increased our customer count. Service revenue also increased in each of the periods presented primarily due to an increase in new and renewed support contracts for our switch products as a result of our growing customer install base. We continue to experience changes in product and services pricing due to competitive market pressures, however, these were more than offset by the increased demand drivers outlined above.
Cost of Revenue and Gross Margin
Gross margin decreased from 67.7% to 65.4% for the three months ended June 30, 2014 and June 30, 2015, and from 68.5% to 65.6% for the six months ended June 30, 2014 and June 30, 2015, respectively. The decrease in gross margin in these periods is primarily the result of changes in customer mix and to lesser extent product mix, as we expanded our business and increased the contribution of larger customers who typically receive higher discount levels. In addition we invested in manufacturing and operations infrastructure as our revenues increased, adding capacity and expanding our footprint geographically.

Operating Expenses (in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change in		2015	2014	Change in
	$	$	$	%	$	$	$	%
Operating expenses:
Research and development	$49,947	$34,888	$15,059	43.2%	$93,287	$68,334	$24,953	36.5%
Sales and marketing	26,681	20,711	5,970	28.8	51,268	39,366	11,902	30.2
General and administrative	18,403	7,126	11,277	158.3	32,475	14,357	18,118	126.2
Total operating expenses	$95,031	$62,725	$32,306	51.5%	$177,030	$122,057	$54,973	45.0%
Research and development
Research and development expenses increased $15.1 million, or 43.2%, for the three months ended June 30, 2015 compared to the same period in 2014. The increase was primarily due to an increase in personnel costs of $8.2 million, resulting from an increase in headcount from June 30, 2014 to June 30, 2015 and increased bonus expense under our corporate bonus plan. In addition, research and development related facilities and IT infrastructure expenses increased $2.9 million and prototype spend and third-party engineering costs increased $2.8 million as a result of new product introductions and continued expansion and support of our research and development activities.
Research and development expenses increased $25.0 million, or 36.5%, for the six months ended June 30, 2015 compared to the same period in 2014. The increase was primarily due to an increase in personnel costs of $16.4 million, resulting from an increase in headcount from June 30, 2014 to June 30, 2015 and increased bonus expense under our corporate bonus plan. In addition, research and development related facilities and IT infrastructure expenses increased $4.6 million and prototype spend and third-party engineering costs increased $2.9 million as a result of new product introductions and continued expansion and support of our research and development activities.
Sales and marketing
Sales and marketing expenses increased $6.0 million, or 28.8%, for the three months ended June 30, 2015 compared to the same period in 2014. The increase was primarily due to an increase in personnel costs of $3.7 million, resulting from an increase in headcount from June 30, 2014 to June 30, 2015 and an increase in sales commissions resulting from higher sales volume. The increase was also due to an increase of $2.2 million in product demonstration costs.
Sales and marketing expenses increased $11.9 million, or 30.2%, for the six months ended June 30, 2015 compared to the same period in 2014. The increase was primarily due to an increase in personnel costs of $7.6 million, resulting from an increase in headcount from June 30, 2014 to June 30, 2015 and an increase in sales commissions resulting from higher sales volume. The increase was also due to an increase of $4.0 million in product demonstration costs.
General and administrative
General and administrative expenses increased $11.3 million, or 158.3%, for the three months ended June 30, 2015 compared to the same period in 2014. The increase was primarily due to an increase in litigation fees of $9.9 million primarily related to the Cisco and OptumSoft matters, increased personnel costs of $0.9 million resulting from increased bonus expense under our corporate bonus plan, and increased insurance expense of $0.3 million associated with being a public company.
General and administrative expenses increased $18.1 million, or 126.2%, for the six months ended June 30, 2015 compared to the same period in 2014. The increase was primarily due to an increase in litigation fees of $16.6 million primarily related to the Cisco and OptumSoft matters, increased personnel costs of $1.7 million resulting from increased bonus expense under our corporate bonus plan, as well as increased insurance expense of $0.7 million associated with being a public company. These expenses were partially offset by a decrease in professional service fees of $1.0 million primarily attributed to accounting and other legal fees incurred during the first half of 2014 in preparation of becoming a public company.

Other Income (Expense), Net (in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change in		2015	2014	Change in
	$	$	$	%	$	$	$	%
Other income (expense), net:
Interest expense	$(832)	$(2,204)	$1,372	(62.3)%	$(1,653)	$(4,747)	$3,094	(65.2)%
Other income (expense), net	417	3,241	(2,824)	(87.1)%	(51)	3,249	(3,300)	(101.6)%
Total other income (expense), net	$(415)	$1,037	$(1,452)	(140.0)%	$(1,704)	$(1,498)	$(206)	13.8%
Interest expense
Interest expense decreased during the three and six months ended June 30, 2015 compared to the same period in 2014 as a result of repayment and conversion of all our notes payable upon closing of our initial public offering during the second quarter of 2014.
Other income (expense), net.
Other income (expense), net decreased during the three ands six months ended June 30, 2015, compared to the same period in 2014 due to a one-time gain on our notes receivable of $4.0 million offset by a $0.7 million write-off related to the debt discount on notes payable during the second quarter of 2014, and partially offset by an increase in net transactional exchange rate gain variances.
Provision for Income Taxes (in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change in		2015	2014	Change in
	$	$	$	%	$	$	$	%
Provision for income taxes	$8,448	$10,074	$(1,626)	(16.1)%	$18,422	$17,192	$1,230	7.2%
Effective tax rate	26.0%	31.8%			27.5%	33.6%
Provision for income taxes
Provision for income taxes was approximately $8.4 million and $10.1 million for the three months ended June 30, 2015 and 2014, respectively. The change in our provision for income taxes was primarily due to increase in profit before income tax and the decrease in the effective tax rate based on our current geographical distribution of the earnings.
Provision for income taxes was approximately $18.4 million and $17.2 million for the six months ended June 30, 2015 and 2014, respectively. The change in our provision for income taxes was primarily due to increase in profit before income tax and the decrease in the effective tax rate based on our current geographical distribution of the earnings.

Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents, marketable securities, and cash generated from operations. As of June 30, 2015, cash and cash equivalents and marketable securities were $551.8 million, of which approximately $96.0 million was held outside the U.S. in our foreign subsidiaries. We have not repatriated nor do we currently have plans to repatriate these funds, but if we were to repatriate cash held outside of the U.S. for domestic cash operations, we would be required to accrue and pay U.S. income taxes to repatriate these funds less any previously paid foreign income taxes. We consider the undistributed earnings of our foreign subsidiaries as of June 30, 2015 to be indefinitely reinvested, and, accordingly, no U.S. income taxes have been provided thereon.
Our cash and cash equivalents and marketable securities are held for working capital purposes. We plan to continue to invest for long-term growth. We believe that our existing cash and cash equivalents together with cash flow from operations will be sufficient to meet our working capital requirements and our growth strategies for the foreseeable future. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced product and service offerings, our costs and access to outsourcing our manufacturing, our costs related to investing in or acquiring complementary or strategic businesses and technologies, the continued market acceptance of our products, and the timely settlement of outstanding litigation claims. If we require or elect to seek additional capital through debt or equity financing in the future, we may not be able to raise capital on terms acceptable to us or at all. If we are required and unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.
Cash Flows

	June 30, 2015	December 31, 2014

	(in thousands)
Cash and cash equivalents	$342,958	$240,031

	Six Months Ended June 30,
	2015	2014

	(in thousands)
Cash provided by operating activities	$73,373	$63,946
Cash used in investing activities	(9,473)	(4,539)
Cash provided by financing activities	39,047	224,064
Effect of exchange rate changes	(20)	63
Net increase in cash and cash equivalents	$102,927	$283,534
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
During the six months ended June 30, 2015, cash provided by operating activities was $73.4 million, primarily from net income of $48.5 million, net non-cash charges of $2.4 million and a net increase in our operating assets and liabilities of $22.5 million. The net increase in operating assets and liabilities was primarily due to an increase in deferred revenue of $58.0 million, largely related to short and long-term services contracts and product revenue deferrals related to contract acceptance terms and future deliverables. In addition, we experienced a net increase in our income tax payable of $21.8 million related to tax benefits from stock-based activities and an increase in our accounts payable of $11.8 million due to the timing of our payments. These increases were partially offset by an increase in our accounts receivable of $25.8 million resulting from an increase in sales, an increase in inventory of $22.3 million due to increased shipment volume and an increase of $20.7 million in our prepaids and current assets.
During the six months ended June 30, 2014, cash provided by operating activities was $63.9 million primarily from net income of $33.9 million, net non-cash charges of $14.0 million and a net increase in our operating assets and liabilities of $16.0 million. The change in our operating assets and liabilities was primarily due to a decrease in our accounts receivable of $9.7 million resulting from an increase in our collection efforts, an increase in our accounts payables of $4.8 million from the timing of our payments, an increase in our deferred revenue of $2.8 million resulting from the increase in sales. Inventories also decreased by $2.3 million as a result of improvements in the management of our consigned and finished goods inventory. These changes were partially offset by an increase in our prepaid expenses and other current assets of $5.6 million primarily from the prepayments for taxes and renewals of our insurance and licenses and a $1.0 million net decrease in interest payable attributable to our outstanding subordinated convertible promissory notes, including our related party subordinated convertible promissory notes before their conversion or repayment upon the completion of our initial public offering.
Cash Flows from Investing Activities
Our investing activities have consisted primarily of purchases of property and equipment. We expect to continue to make purchases of property and equipment to support continued growth of our business.
During the six months ended June 30, 2015, cash used in investing activities was $9.5 million, consisting of purchases of property and equipment of $8.8 million, and purchases of intangible assets of $0.7 million.
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
During the six months ended June 30, 2015, cash provided by financing activities was $39.0 million, consisting primarily of the excess tax benefit on stock-based compensation of $23.0 million, proceeds from the exercise of stock options, net of repurchases of $12.0 million and the proceeds from the issuance of common stock from our ESPP of $4.9 million.
During the six months ended June 30, 2014, cash provided by financing activities was $224.1 million, consisting primarily of net proceeds raised from our initial public offering of $241.9 million and proceeds from the exercise of stock options, net of repurchases of $2.1 million. These proceeds were partially offset by the repayment of our notes payable of $20.0 million.
Off-Balance Sheet Arrangements
As of June 30, 2015, we did not have any relationships with any unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose, entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
There have been no significant changes during the six months ended June 30, 2015 impacting our contractual obligations disclosed in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K, filed with the SEC on March 12, 2015 and our Amended Annual Report on Form 10-K/A, filed with the SEC on May 15, 2015.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates, interest rates and investments in privately-held companies.
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
As of June 30, 2015, we had approximately $208.8 million invested in available-for-sale marketable securities. An immediate hypothetical change of 100 basis points to the interest rate would not have a material adverse impact on our future operating results and cash flows. As of June 30, 2015, we did not hold or issue financial instruments for trading purposes.
Investments-Privately-held Companies and Notes Receivable
We invested in privately-held companies in 2014. These investments are recorded in investments, non-current in our consolidated balance sheets and are accounted for using the cost method. As of June 30, 2015, the total carrying amount of our investments in privately-held companies was $36.6 million. Some of the privately-held companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately-held companies is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of June 30, 2015, the Company’s disclosure controls and procedures were not effective at the reasonable level of assurance due to a material weakness in internal control over financial reporting.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. For the fiscal year ended 2014, we identified a material weakness in our internal control over financial reporting due to inadequate design and operation of review controls that are intended to ensure the accuracy of the calculations and related disclosures in our consolidated statement of cash flows prepared in accordance with U.S. generally accepted accounting principles. As a result of this deficiency, our consolidated statement of cash flows for the year ended December 31, 2014 contained an error related to duplicate recognition of the excess tax benefits associated with our equity incentive plans resulting in a $17.4 million understatement of cash provided by operating activities and a corresponding $17.4 million overstatement of cash provided by financing activities. Despite the existence of this material weakness, we believe the consolidated financial statements included in this Form 10-Q for the quarter ended June 30, 2015 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows (as restated) for the periods presented in conformity with U.S. generally accepted accounting principles.

The Audit Committee directed the Company's management to prepare a remediation plan concerning the Company’s material weakness described above. We are currently in the process of remediating the material weakness in our internal control over financial reporting and are implementing a number of measures designed to address the underlying causes of the material weakness. The remediation plan includes additional procedures surrounding the precision and accuracy of the review control over our statement of cash flows, which includes enhancing and segregating duties within our accounting and finance department and enhancing our internal review procedures during the financial statement close process. We believe that these additional processes and procedures will enable us to broaden the scope and quality of our controls relating to the oversight and review of the Company's financial statements.
Changes in Internal Control over Financial Reporting
Except for the remediation efforts described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities and Exchange Act of 1934, that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On December 5, 2014, Cisco filed two complaints against us in District Court for the Northern District of California, which are proceeding as Case No. 4-14-cv-05343 (“’43 Case”) and Case No. 4-14-cv-05344 (“’44 Case”). In the ’43 Case, Cisco alleges that we infringe U.S. Patent Nos. 6,377,577; 6,741,592; 7,023,853; 7,061,875; 7,162,537; 7,200,145; 7,224,668; 7,290,164; 7,340,597; 7,460,492; 8,051,211; and 8,356,296 (respectively, “the ’577 patent,” “the ’592 patent,” “the ’853 patent,” “the 875 patent,” “the ’537 patent,” “the ’145 patent,” “the ’668 patent,” “the ’164 patent,” “the ’597 patent,” “the ’492 patent,” “the ’211 patent,” and “the ’296 patent”). Cisco seeks, as relief for our alleged infringement in the ’43 Case, lost profits and/or reasonable royalty damages in an unspecified amount, including treble damages, attorney’s fees, and associated costs. Cisco also seeks injunctive relief in the ’43 Case. On February 10, 2015, the court granted our unopposed motion to stay the ’43 Case until the proceedings before the United States International Trade Commission (“USITC”) pertaining to the same patents (as discussed below) become final. In the ’44 Case, Cisco’s complaint alleges that we infringe U.S. Patent Nos. 7,047,526 and 7,953,886 and further alleges that we infringe numerous copyrights pertaining to Cisco’s “Command Line Interface” or “CLI.” As relief for our alleged patent infringement in the ’44 Case, Cisco seeks lost profits and/or reasonable royalty damages in an unspecified amount including treble damages, attorney’s fees, and associated costs as well as injunctive relief. As relief from our alleged copyright infringement, Cisco seeks damages in an unspecified amount in the form of alleged lost profits, profits from our alleged infringement, statutory damages, attorney’s fees and associated costs. Cisco also seeks injunctive relief against our alleged copyright infringement. On February 13, 2015, we answered the complaint in the ’44 Case, denying the patent and copyright infringement allegations and also raising numerous affirmative defenses. On March 6, 2015, Cisco filed an amended complaint against us the ’44 Case. In response, we moved to dismiss Cisco’s allegations of willful patent infringement pre-suit indirect patent infringement. The

Court granted the motion with leave to amend on July 2, 2015. On July 23, 2015, Cisco filed an amended complaint. Trial has not been scheduled in the ’43 Case.
On December 19, 2014, Cisco filed two complaints against us in the USITC, alleging that Arista has violated Section 337 of the Tariff Act of 1930, as amended. The complaints have been instituted as ITC Inv. Nos. 337-TA-944 (“944 Investigation”) and 337-TA-945 (“945 Investigation). In the 944 Investigation, Cisco alleges that certain Arista switching products infringe the ’592, ’537, ’145, ’164, ’597, and ’296 patents. In the 945 Investigation, Cisco alleges that certain Arista switching products infringe the ’577, ’853, ’875, ’668, ’492, and ’211 patents. In both the 944 and 945 Investigations, Cisco seeks, among other things, a limited exclusion order barring entry into the United States of accused switch products (including 7000 Series of switches) and a cease and desist order against us restricting our activities with respect to our imported accused switch products. On February 11, 2015, we responded to the notices of investigation and complaints in the 944 and 945 Investigations by, among other things, denying the patent infringement allegations and raising numerous affirmative defenses.
The Administrative Law Judge assigned to the 945 Investigation issued a procedural schedule calling for, among other events: issuance of an order construing the claims of the ’577, ’853, ’875, ’668, ’492, and ’211 patents tentatively on July 17, 2015; an evidentiary hearing on November 9-20, 2015; an initial determination regarding our alleged violations due April 26, 2016; and the target date for completion on August 26, 2016. The final determination in the 945 Investigation is then subject to Presidential review. To date, the Administrative Law Judge has not issued an order construing the claims in the 945 Investigation. The Administrative Law Judge assigned to the 944 Investigation issued a procedural schedule calling for, among other events: an evidentiary hearing on Sept. 9-11 & 15-17, 2015: issuance of an initial determination regarding our alleged violations on January 27, 2016; and the target date for completion on May 27, 2016. The final determination in the 944 Investigation is then subject to Presidential review.
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
We intend to vigorously defend against Cisco’s lawsuits, as summarized in the preceding paragraphs. However, we cannot be certain that, if litigated, any claims by Cisco would be resolved in our favor. For example, an adverse litigation ruling could result in a significant damages award against us, could further result in the above described injunctive relief, could result in a requirement that we make substantial royalty payments to Cisco, and/or could require that we modify our products to the extent that we are found to infringe any valid claims asserted against us Cisco. In particular, with respect to the 944 and 945 Investigations, if our products are found to infringe any patents that are the subject of those investigations, the USITC would likely issue a limited exclusion order barring entry into the United States of accused switch products (including 7000 Series of switches) and a cease and desist order restricting our activities with respect to our imported accused switch products. In the case that we attempt to modify our manufacturing and importation processes to comply with such orders, we may not be able to do so successfully or without substantial expense. Moreover, in the case we attempt to modify our products, to the extent we are found to infringe on any valid claims asserted against us, we may not be able to successfully modify our products in a substantial manner and any modified products may not be well received in the market. Any such adverse ruling could materially adversely affect our business, prospects, results of operation and financial condition. To the extent that we reached a negotiated settlement with Cisco, the settlement could require payment of substantial royalties.
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
On April 14, 2014, we filed a cross-complaint against OptumSoft, in which we assert our ownership of the software components at issue and our interpretation of the 2004 agreement. Among other things, we assert that the language of the 2004 agreement and the parties’ long course of conduct support our ownership of the disputed software components. We ask the Court to declare our ownership of those software components, all similarly-situated software components developed in the future and all related intellectual property. We also assert that, even if we are found not to own any particular components at issue, such components are licensed to us under the terms of the 2004 agreement. However, there can be no assurance that our assertions will ultimately prevail in litigation. On the same day, we also filed an answer to OptumSoft’s claims, as well as affirmative defenses based in part on OptumSoft’s failure to maintain the confidentiality of its claimed trade secrets, its authorization of the disclosures it asserts and its delay in claiming ownership of the software components at issue. We have also taken additional steps to respond to OptumSoft’s allegations that we improperly used and/or disclosed OptumSoft confidential information. While we believe we have meritorious defenses to these allegations, we believe we have (i) revised our software to remove the elements we understand to be the subject of the claims relating to improper use and disclosure of OptumSoft confidential information and made the revised software available to our customers and (ii) removed information from our website that OptumSoft asserted disclosed OptumSoft confidential information.
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
Our independent registered public accounting firm has not conducted an audit of our internal control over financial reporting. However, for the year ended December 31, 2014, we identified a material weakness in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified related to the inadequate design and operation of review controls that are intended to ensure the accuracy of the calculations and related disclosures in our consolida    ted statement of cash flows. We identified a material error in our consolidated statement of cash flows for the year ended December 31, 2014 requiring adjustment in order for the financial statements to be presented in accordance with U.S. generally accepted accounting principles. Specifically, the error was due to duplicate recognition of the excess tax benefits associated with our equity incentive plans resulting in a $17.4 million understatement of cash provided by operating activities and a corresponding $17.4 million overstatement of cash provided by financing activities. This error was subsequently corrected and disclosed in our amended consolidated financial statements.
Our remediation efforts are in process and have not yet been completed. Because of this material weakness, there is heightened risk that a material misstatement of our annual or quarterly financial statements may not be prevented or detected. In addition, remediation steps we are taking may not effectively remediate the material weakness, in which case our internal control over financial reporting would continue to be ineffective. We cannot guarantee that we will be able to complete our remedial actions successfully. Even if we are able to complete these actions successfully, these measures may not adequately address our material weakness. In addition, it is possible that we will discover additional material weaknesses in our internal control over financial reporting.
We will be required to disclose changes in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until our fiscal year ending December 31, 2015. This attestation requirement under Section 404 will be required for our fiscal year ending December 31, 2015. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that such firm is not satisfied with the level at which our controls are documented, designed or operating. As a result, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Our remediation efforts may not enable us to avoid a material weakness in the future. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently.
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
We also expect that as a public company with these new rules and regulations, this will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our Audit Committee and Compensation Committee.
In addition, as a result of our disclosure obligations as a public company, we will have reduced strategic flexibility and will be under pressure to focus on short-term results, which may adversely affect our ability to achieve long-term profitability.
We are currently an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including reduced disclosure obligations regarding executive compensation in our registration statements, periodic reports and proxy statements and exemptions from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until we are no longer an emerging growth company. Based on the market value of our common stock held by non-affiliates as of the end of our second quarter of fiscal 2015, we will no longer be an emerging growth company as of the end of our fiscal year ending December 31, 2015.
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
As a public company, we will be required, pursuant to the Exchange Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2015. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We will be required to disclose changes made in our internal control and procedures on a quarterly basis. Our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 for our fiscal year ending December 31, 2015. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that such firm is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. As a result, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. In connection with the audit of our consolidated financial statements for 2010 to 2013, we identified a material weakness in our internal control over financial reporting, which was remediated in 2014.  In addition, for the year ended December 31, 2014, we identified a material weakness in our internal control over financial reporting, for which remediation efforts are in process but have not yet been completed. We cannot be certain that any control remediation efforts undertaken during 2015 will enable us to avoid other material weaknesses in the future. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently.
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
If we add or change contract manufacturers, or change any manufacturing plant locations within a contract manufacturer network, we would add additional complexity and risk to our supply chain management. Ensuring a new contract manufacturer or new plant location is qualified to manufacture our products to our standards and industry requirements could take significant effort and be time consuming and expensive. In addition, we may be subject to additional significant challenges in ensuring that quality, processes and costs, among other issues, are consistent with our expectations and those of our customers. A new contract manufacturer or manufacturing location may not be able to scale its production of our products at the volumes or quality we require. This could also adversely affect our ability to meet our scheduled product deliveries to our end customers, which could damage our customer relationships and cause the loss of sales to existing or potential end customers, late delivery penalties, delayed revenue or an increase in our costs which could adversely affect our gross margins. This could also result in increased levels of inventory subjecting us to increased excess and obsolete charges that could have a negative impact on our operating results.
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
Our ability to grow our business and our future success will depend to a significant extent on our ability to expand our operations and customer base worldwide. We have a limited history of marketing, selling and supporting our products and services internationally. Operating in a global marketplace, we are subject to risks associated with having an international reach and requirements such as compliance with applicable anti-corruption laws.
One such applicable anti-corruption law is the U.S. Foreign Corrupt Practices Act, or FCPA, which generally prohibits U.S. companies and its employees and intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business, securing an advantage and directing business to another, and requires companies to maintain accurate books and records and a system of internal accounting controls. Under the FCPA, U.S. companies may be held liable for the corrupt actions taken by directors, officers, employees, agents, or other strategic or local partners or representatives. As such, if we or our intermediaries fail to comply with the requirements of the FCPA or similar legislation, governmental authorities in the U.S. and elsewhere could seek to impose civil and/or criminal fines and penalties which could have a material adverse effect on our business, results of operations and financial conditions. Failure to comply with anti-corruption and anti-bribery laws, such as the FCPA and the United Kingdom Bribery Act of 2010, or the United Kingdom Bribery Act, and similar laws associated with our activities outside the U.S., could subject us to penalties and other adverse consequences. We intend to increase our international sales and business and, as such, the risk of violating laws such as the FCPA and United Kingdom Bribery Act increases.
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
For more information regarding the litigation in which we are currently involved, see the “Legal Proceedings” subheading in in Note 5. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item I, of this Quarterly Report on Form 10-Q.
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
For more information regarding the intellectual property disputes in which we are currently involved, see the “Legal Proceedings” subheading in Note 5. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Most of our sales are on an open credit basis, with standard payment terms of 30 days in the United States and, because of local customs or conditions, longer in some markets outside the U.S. We monitor individual end-customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the end customers can pay and maintain reserves we believe are adequate to cover exposure for doubtful accounts. We are unable to recognize revenue from shipments until the collection of those amounts becomes reasonably assured. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could adversely affect our results of operations and delay our ability to recognize revenue.
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
As a public company, we are subject to new requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, that will require us to perform diligence, and disclose and report whether or not our products contain conflict minerals. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. In addition, we will incur additional costs to comply with these disclosure requirements, including costs related to conducting diligence procedures and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. We may also face reputational harm if we determine that certain of our products contain minerals not determined to be conflict-free or if we are unable to alter our products, processes or sources of supply to avoid such materials.
Risks Related to the Securities Markets and Ownership of Our Common Stock
The market price of our common stock has been and may continue to be volatile, and the value of your investment could decline.
Technology stocks have historically experienced high levels of volatility. Since shares of our common stock were sold in our initial public offering in June 2014 at the price of $43.00 per share, our stock price has ranged from $43.00 per share to $94.84 per share through June 30, 2015. The trading price of our common stock has historically been and is likely to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include the following:

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
Holders of a significant number of shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, we have registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. If holders, by exercising their registration rights, sell large numbers of shares, it could adversely affect our market price.
We may also issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investments or otherwise. Any such issuance would result in dilution to our existing stockholders and could cause the trading price of our common stock to decline.
Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.
Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock together with their affiliates, in the aggregate, beneficially own approximately 45.8% of the outstanding shares of our common stock, based on shares outstanding as of June 30, 2015. As a result, these stockholders, if acting together, will be able to exercise a significant level of influence or control over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
None
Use of Proceeds
Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-194899), and was declared effective by the Securities and Exchange Commission on June 6, 2014. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) and other periodic reports previously filed with the SEC.

Issuer Purchases of Equity Securities
The table below provides information with respect to repurchases of unvested shares of our common stock made pursuant our equity incentive plans.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - April 30, 2015	3,000	$4.18	—	—
May 1 - May 31, 2015	—	$—	—	—
June 1 - June 30, 2015	469	$3.33	—	—
(1)Under our equity incentive plans, certain participants may exercise options prior to vesting, subject to a right of a repurchase by us. All shares in the above table were shares repurchased as a result of us exercising this right and not pursuant to a publicly announced plan or program.
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

Arista Networks, Inc.
(Registrant)
Dated:	August 6, 2015	By:	/s/ Jayshree Ullal
Jayshree Ullal
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated:	August 6, 2015	By:	/s/ Ita Brennan
Ita Brennan
Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number		Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1		Offer letter by and between the Company and Ita Brennan, dated April 17, 2015.	8-K	001-36468	10.1	5/14/2015
10.2		Severance agreement by and between the Company and Ita Brennan, effective May 18, 2015.	8-K	001-36468	10.2	5/14/2015
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					✓
31.2		Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					✓
32.1	*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					✓
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
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