Form 10-Q
period 2015-09-30
Arista Networks, Inc.
filed 2015-11-06
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of October 30, 2015 was 67,756,358.

ARISTA NETWORKS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ARISTA NETWORKS, INC.
Condensed Consolidated Balance Sheets
(Unaudited in thousands, except par value)

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$418,500	$240,031
Marketable securities	150,117	209,426
Accounts receivable, net of allowances of $2,249 and $3,094, respectively	160,230	96,982
Inventories	109,921	78,006
Deferred tax assets	20,197	12,252
Prepaid expenses and other current assets	62,135	42,782
Total current assets	921,100	679,479
Property and equipment, net	75,248	71,558
Investments	36,636	36,636
Deferred tax assets	19,047	11,510
Other assets	20,861	11,840
TOTAL ASSETS	$1,072,892	$811,023
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$31,487	$32,428
Accrued liabilities	58,979	40,369
Deferred revenue	124,740	60,327
Other current liabilities	9,760	11,249
Total current liabilities	224,966	144,373
Income taxes payable	11,188	17,323
Lease financing obligations, non-current	41,587	42,547
Deferred revenue, non-current	65,966	46,141
Other long-term liabilities	6,011	4,981
TOTAL LIABILITIES	349,718	255,365
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100,000 shares authorized, no shares issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value—1,000,000 shares authorized as of September 30, 2015 and December 31, 2014; 67,731 and 65,528 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	7	7
Additional paid-in capital	516,607	426,171
Retained earnings	206,991	129,814
Accumulated other comprehensive loss	(431)	(334)
TOTAL STOCKHOLDERS’ EQUITY	723,174	555,658
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,072,892	$811,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Income
(Unaudited in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Product	$193,339	$141,455	$527,552	$374,338
Service	24,209	14,008	64,593	36,279
Total revenue	217,548	155,463	592,145	410,617
Cost of revenue:
Product	67,990	49,633	182,443	122,692
Service	7,810	4,873	22,310	12,274
Total cost of revenue	75,800	54,506	204,753	134,966
Total gross profit	141,748	100,957	387,392	275,651
Operating expenses:
Research and development	58,748	36,231	152,035	104,565
Sales and marketing	26,508	20,956	77,776	60,322
General and administrative	25,195	9,896	57,670	24,253
Total operating expenses	110,451	67,083	287,481	189,140
Income from operations	31,297	33,874	99,911	86,511
Other income (expense), net:
Interest expense—related party	—	—	—	(782)
Interest expense	(753)	(764)	(2,406)	(4,730)
Other income (expense), net	13	(824)	(38)	2,426
Total other income (expense), net	(740)	(1,588)	(2,444)	(3,086)
Income before provision for income taxes	30,557	32,286	97,467	83,425
Provision for income taxes	1,867	10,420	20,289	27,612
Net income	$28,690	$21,866	$77,178	$55,813
Net income attributable to common stockholders:
Basic	$28,301	$21,185	$75,864	$40,556
Diluted	$28,329	$21,255	$75,967	$41,909
Net income per share attributable to common stockholders:
Basic	$0.42	$0.34	$1.16	$0.93
Diluted	$0.39	$0.30	$1.07	$0.85
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	66,629	62,402	65,609	43,453
Diluted	71,887	69,737	71,232	49,323

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$28,690	$21,866	$77,178	$55,813
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(249)	(63)	(320)	(84)
Change in net unrealized gain (loss) on available-for sale securities	(39)	—	223	—
Other comprehensive loss	(288)	(63)	(97)	(84)
Comprehensive income	$28,402	$21,803	$77,081	$55,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$77,178	$55,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,724	7,366
Stock-based compensation	32,325	19,569
Deferred income taxes	(15,483)	(782)
Provision for bad debts	650	593
Excess tax benefit on stock based-compensation	(32,381)	(841)
Amortization of investment premiums	1,332	—
Unrealized gain on notes receivable	—	(4,000)
Amortization of debt discount	—	527
Write-off of debt discount on notes payable	—	680
Changes in operating assets and liabilities:
Accounts receivable	(63,898)	(6,657)
Inventories	(31,915)	4,507
Prepaid expenses and other current assets	(19,352)	(8,755)
Other assets	(3,092)	(2,142)
Accounts payable	(145)	5,600
Accrued liabilities	18,102	7,733
Deferred revenue	84,238	18,787
Income taxes payable	24,759	501
Other liabilities	1,980	1,165
Interest payable	—	(1,630)
Interest payable—related party	—	670
Net cash provided by operating activities	84,022	98,704
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of marketable securities	58,200	—
Purchases of property and equipment	(13,974)	(10,789)
Change in restricted cash	(4,039)	4,040
Purchases of intangible assets	(743)	(4,451)
Investment in private companies	—	(15,000)
Net cash provided by (used in) investing activities	39,444	(26,200)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of lease financing obligations	(778)	(554)
Payments—deferred offering costs	(261)	—
Proceeds from issuance of common stock upon exercising options, net of repurchases	14,562	2,578
Proceeds from issuance of common stock under employee stock purchase plan	9,366	—
Excess tax benefit on stock-based compensation	32,381	841
Proceeds from initial public offering, net of issuance cost	—	239,643
Repayment on notes payable	—	(20,000)
Net cash provided by financing activities	55,270	222,508

	Nine Months Ended September 30,
	2015	2014
Effect of exchange rate changes	(267)	(80)
NET INCREASE IN CASH AND CASH EQUIVALENTS	178,469	294,932
CASH AND CASH EQUIVALENTS—Beginning of period	240,031	113,664
CASH AND CASH EQUIVALENTS—End of period	$418,500	$408,596
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$3,806	$27,596
Cash paid for interest—lease financing obligation	$2,257	$2,048
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Decrease in accounts payable and accrued liabilities related to property and equipment	$(722)	$(3,634)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Overview and Basis of Presentation
Organization
Arista Networks, Inc. (together with our subsidiaries, “we,” “our” or “us”) is a supplier of cloud networking solutions that use software innovations to address the needs of large-scale Internet companies, cloud service providers and next-generation enterprises. Our cloud networking solutions consist of our Extensible Operating System, a set of network applications and our 10/25/40/50/100 Gigabit Ethernet switches. We were incorporated in October 2004 in the State of California under the name Arastra, Inc. In March 2008, we reincorporated in the State of Nevada and in October 2008 changed our name to Arista Networks, Inc. We reincorporated in the state of Delaware in March 2014. Our corporate headquarters are located in Santa Clara, California, and we have wholly-owned subsidiaries throughout the world, including North America, Europe, Asia and Australia.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (" U.S. GAAP") and following the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three and nine months ended September 30, 2015, are not necessarily indicative of the results expected for the full fiscal year.
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
Business Concentrations
We work closely with third-party contract manufacturing suppliers to manufacture our products. As of September 30, 2015 and December 31, 2014, two suppliers provided essentially all of our electronic manufacturing services. Our contract manufacturing suppliers deliver our products to one of three third party direct fulfillment facilities where our EOS software is installed on our products.  We and our fulfillment partners then perform labeling, final configuration, quality assurance testing and shipment to our customers. Our products rely on key components, including certain integrated circuit components and power supplies, some of which our contract manufacturers purchase on our behalf from a limited number of suppliers, including certain sole source providers. We do not have guaranteed supply contracts with any of our component suppliers, and our suppliers could delay shipments or cease manufacturing such products or selling them to us at any time. If we are unable to obtain a sufficient quantity of these components on commercially reasonable terms or in a timely manner, sales of our products could be delayed or halted entirely or we may be required to redesign our products. Quality or performance failures of our products or changes in our contractors’ or vendors’ financial or business condition could disrupt our ability to supply quality products to our customers. Any of these events could result in lost sales and damage to our end-customer relationships, which would adversely impact our business, financial condition and results of operations.
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
Our financial instruments recorded at fair value on a recurring basis consist of Level I assets that include highly liquid money market funds that are included in cash and cash equivalents and U.S. government notes classified as marketable securities. We did not have any Level II or Level III financial instruments recorded at fair value on a recurring basis as of September 30, 2015 and December 31, 2014.
We measure and report our cash equivalents and available-for-sale marketable securities at fair value. The following table sets forth the fair value of our financial assets by level within the fair value hierarchy (in thousands):

	September 30, 2015
	Level I	Level II	Level III	Total
Financial Assets
Cash equivalents:
Money market funds	$105,164	$—	$—	$105,164
Marketable securities:
U.S. government notes	150,117	—	—	150,117
Total financial assets	$255,281	$—	$—	$255,281

	December 31, 2014
	Level I	Level II	Level III	Total
Financial Assets
Cash equivalents:
Money market funds	$104,216	$—	$—	$104,216
Marketable securities:
U.S. government notes	209,426	—	—	209,426
Total financial assets	$313,642	$—	$—	$313,642

3.	Balance Sheet Components
Marketable Securities
The following table summarizes the unrealized gains and losses and fair value of our available-for-sale marketable securities (in thousands):

	September 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government notes—due within one year	$150,139	$—	$(22)	$150,117

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government notes—due within one year	$209,671	$—	$(245)	$209,426
We did not realize any other-than-temporary losses on our marketable securities for the three and nine months ended September 30, 2015 and 2014 or the year ended December 31, 2014. None of our marketable securities have been in continuous unrealized loss positions for greater than twelve months as of September 30, 2015.
We invest in marketable securities that have maximum maturities of up to two years and are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these marketable securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those marketable securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are due primarily to changes in credit spreads and interest rates. We expect to realize the full value of these investments upon maturity or sale. The weighted average remaining duration of our current marketable securities is approximately one month as of September 30, 2015.
Accounts Receivable, net
Accounts receivable, net consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Accounts receivable	$162,479	$100,076
Allowance for doubtful accounts	(1,679)	(1,063)
Sales return reserve	(570)	(2,031)
Accounts receivable, net	$160,230	$96,982
Inventories
Inventories consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$39,920	$17,094
Finished goods	70,001	60,912
Total inventories	$109,921	$78,006

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Prepaid income taxes	$18,368	$25,212
Other current assets	36,765	11,512
Other prepaids and deposits	7,002	6,058
Total prepaid expenses and other current assets	$62,135	$42,782
Property and Equipment, net
    Property and equipment, net consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Equipment and machinery	$25,434	$18,265
Computer hardware and software	11,223	7,772
Furniture and fixtures	1,880	1,373
Leasehold improvements	23,710	19,420
Building	35,154	35,154
Construction-in-process	4,349	6,532
Property and equipment, gross	101,750	88,516
Less: accumulated depreciation	(26,502)	(16,958)
Property and equipment, net	$75,248	$71,558
Building consists of capitalized construction costs of our leased building in Santa Clara, California. Based on the terms of the lease agreement and due to our involvement in certain aspects of the original construction, such as our financial involvement in structural elements of asset construction, making decisions related to tenant improvement costs and purchasing insurance not reimbursable by the buyer-lessor (the "Landlord"), we are deemed the owner of the building (for accounting purposes only) during the construction period. We continue to maintain involvement in the property post construction completion, and lack transferability of the risks and rewards of ownership, due to our required maintenance of a $4.0 million letter of credit in addition to our ability and option to sublease our portion of the leased building for fees substantially higher than our base rate. Due to our continued involvement in the property and lack of transferability of related risks and rewards of ownership to the Landlord, we account for the building as a financing obligation. See “Note 5 - Commitments and Contingencies". Accordingly, as of September 30, 2015 and December 31, 2014, we have recorded assets of $53.4 million, representing the total costs of the building and improvements incurred, including the costs paid by the Landlord. The building was completed in 2014.
Depreciation and amortization expense was $3.4 million, $9.7 million, $2.7 million and $7.4 million for the three and nine months ended September 30, 2015 and 2014, respectively.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Accrued payroll related costs	$27,347	$30,749
Accrued warranty costs	4,791	3,204
Accrued manufacturing costs	8,207	1,089
Accrued professional fees	15,360	2,354
Accrued taxes	1,078	1,577
Other	2,196	1,396
Total accrued liabilities	$58,979	$40,369

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
The following table summarizes the activity related to our accrued liability for estimated future warranty costs (in thousands):

	Nine Months Ended September 30,
	2015	2014
Warranty accrual, beginning of period	$3,204	$5,075
Liabilities accrued for warranties issued during the period	3,352	1,839
Warranty costs incurred during the period	(1,765)	(1,689)
Adjustments related to change in estimate	—	(1,761)
Warranty accrual, end of period	$4,791	$3,464
Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Liability for early exercised shares subject to repurchase	$2,781	$4,616
Sales tax payable	4,308	3,101
Lease financing obligations, current portion	1,269	1,087
Other	1,402	2,445
Total other current liabilities	$9,760	$11,249

4.	Investments
Investments in Privately-held Companies
We have equity investments of approximately $33.6 million in privately-held companies which are accounted for under the cost method. There were no impairments recognized on our investments for the three and nine months ended September 30, 2015 as there were no significant identified events or changes in circumstances that would be considered an indicator for impairment.
Notes Receivable
We have a $3.0 million promissory note from a privately-held company which was recorded at cost. The interest rate on the promissory note is 8.0% per annum and is payable quarterly. All unpaid principal and accrued interest on the promissory note is due and payable on the earlier of August 26, 2017 or upon a default.

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
Rent expense for all operating leases amounted to $2.0 million, $4.7 million, $0.8 million and $2.5 million for the three and nine months ended September 30, 2015 and 2014, respectively.
Financing Obligation—Build-to-Suit Lease
In August 2012, we executed a lease for a building then under construction in Santa Clara, California to serve as our headquarters. The lease term is 120 months and commenced in August 2013.
Based on the terms of the lease agreement and due to our involvement in certain aspects of the construction such as our financial involvement in structural elements of asset construction, making decisions related to tenant improvement costs and purchasing insurance not reimbursable by the buyer-lessor (the "Landlord"), we are deemed the owner of the building (for accounting purposes only) during the construction period. We continue to maintain involvement in the property post construction completion and lack transferability of the risks and rewards of ownership, due to our required maintenance of a $4.0 million letter of credit, in addition to our ability and option to sublease our portion of the leased building for fees substantially higher than our base rate. Due to our continued involvement in the property and lack of transferability of related risks and rewards of ownership to the Landlord post construction, we account for the building and related improvements as a lease financing obligation. Accordingly, as of September 30, 2015 and December 31, 2014, we have recorded assets of $53.4 million, representing the total costs of the building and improvements incurred, including the costs paid by the lessor (the legal owner of the building) and additional improvement costs paid by us, and a corresponding financing obligation of $42.9 million and $43.6 million, respectively. As of September 30, 2015, $1.3 million and $41.6 million were recorded as short-term and long-term financing obligations, respectively.
Land lease expense under our lease financing obligation included in rent expense above, amounted to $0.3 million, $1.0 million, $0.3 million and $0.9 million for the three and nine months ended September 30, 2015 and 2014, respectively.
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
Purchase Commitments
We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf based on our forecasts in order to reduce manufacturing lead times and ensure adequate component supply. These forecasts are based on estimates of future demand for our products, historical trend analysis provided by our sales and product marketing organizations and adjusted for overall market conditions. We incur a liability when the contract manufacturer has converted the component inventory to a finished product. However, historically we have reimbursed our contract manufacturer and component suppliers for component inventory purchases when this inventory has been rendered excess or obsolete due to manufacturing and engineering change orders resulting from design changes, or in cases where inventory levels greatly exceed our forecasts. As of September 30, 2015 and December 31, 2014, we have recorded $4.5 million and $0.3 million related to the excess and obsolete component of our inventory liability to our contract manufacturers and vendors.  We have provided restricted deposits to our third-party contract manufacturers and vendors to secure our obligations to purchase inventory. We had $2.3 million in restricted deposits as of September 30, 2015 and December 31, 2014. Restricted deposits are classified in other assets in our accompanying unaudited condensed consolidated balance sheets.
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
The parties tried the case for Phase I of the proceedings, relating to contract interpretation and application of the contract to certain claimed source code in September 2015. A court decision for Phase I of the proceedings is expected by November 2015. The remaining issues are currently scheduled to be tried in April 2016.

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
Cisco Systems, Inc. (“Cisco”) Matters
On December 5, 2014, Cisco filed two complaints against us in District Court for the Northern District of California, which are proceeding as Case No. 4:14-cv-05343 (“’43 Case”) and Case No. 5:14-cv-05344 (“’44 Case”). In the ’43 Case, Cisco alleges that we infringe U.S. Patent Nos. 6,377,577; 6,741,592; 7,023,853; 7,061,875; 7,162,537; 7,200,145; 7,224,668; 7,290,164; 7,340,597; 7,460,492; 8,051,211; and 8,356,296 (respectively, “the ’577 patent,” “the ’592 patent,” “the ’853 patent,” “the 875 patent,” “the ’537 patent,” “the ’145 patent,” “the ’668 patent,” “the ’164 patent,” “the ’597 patent,” “the ’492 patent,” “the ’211 patent,” and “the ’296 patent”). Cisco seeks, as relief for our alleged infringement in the ’43 Case, lost profits and/or reasonable royalty damages in an unspecified amount, including treble damages, attorney’s fees, and associated costs. Cisco also seeks injunctive relief in the ’43 Case. On February 10, 2015, the court granted our unopposed motion to stay the ’43 Case until the proceedings before the United States International Trade Commission (“USITC”) pertaining to the same patents (as discussed below) become final. In the ’44 Case, Cisco’s complaint alleges that we infringe U.S. Patent Nos. 7,047,526 and 7,953,886 and further alleges that we infringe numerous copyrights pertaining to Cisco’s “Command Line Interface” or “CLI.” As relief for our alleged patent infringement in the ’44 Case, Cisco seeks lost profits and/or reasonable royalty damages in an unspecified amount including treble damages, attorney’s fees, and associated costs as well as injunctive relief. As relief from our alleged copyright infringement, Cisco seeks damages in an unspecified amount in the form of alleged lost profits, profits from our alleged infringement, statutory damages, attorney’s fees and associated costs. Cisco also seeks injunctive relief against our alleged copyright infringement. On February 13, 2015, we answered the complaint in the ’44 Case, denying the patent and copyright infringement allegations and also raising numerous affirmative defenses. On March 6, 2015, Cisco filed an amended complaint against us the ’44 Case. In response, we moved to dismiss Cisco’s allegations of willful patent infringement and pre-suit indirect patent infringement. The Court granted the motion with leave to amend on July 2, 2015. On July 23, 2015, Cisco filed an amended complaint. Trial has been set for August 1, 2016 in the ’44 Case. Trial has not been scheduled in the ’43 Case.
On December 19, 2014, Cisco filed two complaints against us in the USITC alleging that Arista has violated section 337 of the Tariff Act of 1930, as amended. The complaints have been instituted as ITC Inv. Nos. 337-TA-944 (“944 Investigation”) and 337-TA-945 (“945 Investigation”). In the 944 Investigation, Cisco initially alleged that certain Arista switching products infringe the ’592, ’537, ’145, ’164, ’597, and ’296 patents. Cisco has subsequently dropped the '296 patent from the 944 Investigation. In the 945 Investigation, Cisco alleges that certain Arista switching products infringe the ’577, ’853, ’875, ’668, ’492, and ’211 patents. In both the 944 and 945 Investigations, Cisco seeks, among other things, a limited exclusion order barring entry into the United States of accused switch products (including 7000 Series of switches) and a cease and desist order against us restricting our activities with respect to our imported accused switch products. On February 11, 2015, we responded to the notices of investigation and complaints in the 944 and 945 Investigations by, among other things, denying any violation of section 337 of the Tariff Act and the patent infringement allegations, and raising numerous additional defenses.
The Administrative Law Judge assigned to the 944 Investigation issued a procedural schedule calling for, among other events: an evidentiary hearing on Sept. 9-11 & 15-17, 2015; issuance of an initial determination regarding our alleged violations on January 27, 2016; and the target date for completion on May 27, 2016. The final determination in the 944 Investigation is then subject to Presidential review. The hearing has been completed and all post trial briefs have been submitted to the ITC.
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

On April 1, 2015, we filed petitions for Inter Partes Review with the United States Patent Trial and Appeal Board (“PTAB”) seeking to invalidate Cisco’s ’597, ’211, and ’668 patents. On April 10, 2015, we filed petitions for Inter Partes Review with the PTAB seeking to invalidate Cisco’s ’853 and ’577 patents. On April 16, 2015, we filed additional petitions for Inter Partes Review with the PTAB seeking to invalidate Cisco’s ’853 and ’577 patents. On August 11, 2015, we filed a second petition for Inter Partes Review of Cisco’s ’668 patent. On October 6, 2015 we filed a second petition for Inter Partes Review of Cisco’s ’211 patent. On October 6, 2015, the PTAB granted our petitions for Inter Partes Review of Cisco’s ’597 and ’211 patents but denied one of our petitions for Inter Partes Review of Cisco’s ’668 patent. On October 19, 2015 and October 22, 2015, the PTAB denied four petitions relating to the ‘853 and ‘577 patents. We are awaiting decisions by the PTAB on our remaining petitions for Inter Partes Review of the ’668 patent. For those petitions that PTAB grants, the PTAB must issue its final written decision on validity within twelve months of its institution decision.
We intend to vigorously defend against Cisco’s lawsuits, as summarized in the preceding paragraphs. However, we cannot be certain that, if litigated, any claims by Cisco would be resolved in our favor. For example, an adverse litigation ruling could result in a significant damages award against us, could further result in the above described injunctive relief (including, among other things, an order excluding our products from importation into the United States), could result in a requirement that we make substantial royalty payments to Cisco, and/or could require that we modify our products to the extent that we are found to infringe any valid claims asserted against us by Cisco. In particular, with respect to the 944 and 945 Investigations, if our products are found to infringe any patents that are the subject of those investigations, the USITC would likely issue a limited exclusion order barring entry into the United States of accused switch products (including 7000 Series of switches) and a cease and desist order restricting our activities with respect to our imported accused switch products. In the case that we attempt to modify our manufacturing and importation processes to comply with such orders, we may not be able to do so successfully or without substantial expense. Moreover, to the extent we are found to infringe on any valid claims asserted against us, and attempt to modify our products so that they are no longer infringing, we may not be able to do so successfully without substantial distraction to management or expense, if at all, and any such modified products may not be well received in the market. Any such adverse ruling could materially adversely affect our business, prospects, results of operation and financial condition. To the extent that we reached a negotiated settlement with Cisco, the settlement could require payment of substantial royalties. Additionally, the existence of this lawsuit could cause concern among our customers and potential customers and could adversely affect our business and results of operations. Whether or not we prevail in the lawsuit, we expect that the litigation will be expensive, time-consuming and a distraction to management in operating our business.
With respect to the various legal proceedings described above, it is our belief that while a loss is not probable, it may be reasonably possible. Further, at this stage in the litigation, any possible loss or range of loss cannot be estimated at this time.  However, the outcome of litigation is inherently uncertain. Therefore, if one or more of these legal matters were resolved against us in a reporting period for amounts in excess of management’s expectations, our consolidated financial statements for that reporting period could be materially adversely affected.
Other Matters
In the ordinary course of business, we are a party to other claims and legal proceedings including matters relating to commercial, employee relations, business practices and intellectual property. We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on currently available information, management does not believe that liability relating to these other unresolved matters is probable or that the amount of any resulting loss is estimable, and believes these other matters are not likely, individually and in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.

6.	Stock-Based Compensation
Total stock-based compensation expense related to options, restricted stock awards, employee stock purchases, restricted stock units and stock purchase rights granted were allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue	$786	$480	$2,206	$992
Research and development	7,037	4,304	18,344	10,298
Sales and marketing	2,864	2,387	8,138	5,746
General and administrative	1,591	911	3,637	2,533
Total stock-based compensation	$12,278	$8,082	$32,325	$19,569
Stock Option Activities
The following table summarizes the option and RSA (Restricted Stock Award) activity under our equity stock plans and related information:

		Options and RSAs Outstanding
	Shares Available for Grant (in thousands)	Number of Shares Underlying Outstanding Options and RSAs (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years) of Stock Options	Aggregate Intrinsic Value of Stock Options Outstanding (in thousands)
Outstanding—December 31, 2014	11,612	13,654	$17.63	8.3	$598,775
Options granted	(1,207)	1,207	66.69
Options exercised	—	(1,961)	7.46
Options canceled	830	(830)	20.72
Early exercised shares repurchased	17	—	3.94
Outstanding—September 30, 2015	11,252	12,070	$23.97	7.9	$464,808
Vested and exercisable—September 30, 2015		3,473	$7.77	6.8	$186,016
Vested and expected to vest—September 30, 2015		11,083	$22.91	7.8	$437,637
As of September 30, 2015, the total unrecognized stock-based compensation expense related to unvested stock options, net of expected forfeitures, was $116.4 million, which is expected to be recognized over a weighted-average period of 4.1 years.
Early Exercise of Stock Options
For the nine months ended September 30, 2015, we repurchased 17,000 shares of common stock at the original exercise price due to the termination of the holders of the unvested shares. As of September 30, 2015, shares held by employees and directors that were subject to repurchase were approximately $0.8 million with an aggregate price of $2.8 million.

Restricted Stock Unit (RSU) Activities
A summary of the RSU activity under our stock plans during the reporting period and a summary of information related to RSUs expected to vest are presented below (in thousands, except per share and year amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Unvested balance—December 31, 2014	108	$75.56	2.0	$6,557
RSUs granted	607	71.01
RSUs vested	(12)	74.52
RSUs forfeited/canceled	(20)	72.23
Unvested balance—September 30, 2015	683	$71.63	2.0	$41,782
RSUs expected to vest—September 30, 2015	619		1.9	$37,877
As of September 30, 2015, there was $39.6 million of unrecognized stock-based compensation cost related to unvested RSUs, net of estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 3.8 years.
Employee Stock Purchase Plan Activities
During the nine months ended September 30, 2015, we issued 247,385 shares at an average purchase price of $37.86 under the 2014 Employee Stock Purchase Plan, or ESPP. On February 17, 2015, the board authorized an increase to shares available for future issuance under the ESPP. Per the ESPP, the increase is determined based on the lesser of 1% of total shares outstanding as of the first day of each fiscal year, or January 1, 2015, 2,500,000 shares or such amount as determined by our board of directors. The approved increase amounted to 655,139 shares. As of September 30, 2015, there remain 1,058,754 shares available for issuance under the ESPP.
As of September 30, 2015, the total unrecognized stock-based compensation expense related to unvested ESPP options, net of expected forfeitures, was $1.9 million, which is expected to be recognized over a weighted-average period of 1.3 years.

7.	Net Income Per Share Available to Common Stock
The following table sets forth the computation of our basic and diluted net income per share available to common stock (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Basic:
Net income	$28,690	$21,866	$77,178	$55,813
Less: undistributed earnings allocated to participating securities	(389)	(681)	(1,314)	(15,257)
Net income available to common stockholders, basic	$28,301	$21,185	$75,864	$40,556
Diluted:
Net income attributable to common stockholders, basic	$28,301	$21,185	$75,864	$40,556
Add: undistributed earnings allocated to participating securities	28	70	103	1,353
Net income attributable to common stockholders, diluted	$28,329	$21,255	$75,967	$41,909
Denominator:
Basic:
Weighted-average shares used in computing net income per share available to common stockholders, basic	66,629	62,402	65,609	43,453
Diluted:
Weighted-average shares used in computing net income per share available to common stockholders, basic	66,629	62,402	65,609	43,453
Add weighted-average effect of dilutive securities:
Stock options and RSUs	5,163	7,161	5,529	5,795
Employee stock purchase plan	95	174	94	75
Weighted-average shares used in computing net income per share available to common stockholders, diluted	71,887	69,737	71,232	49,323
Net income per share attributable to common stockholders:
Basic	$0.42	$0.34	$1.16	$0.93
Diluted	$0.39	$0.30	$1.07	$0.85
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share available to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options and RSUs to purchase common stock	2,544	120	2,275	1,480

8.	Income Taxes
Provision for income taxes was approximately $1.9 million and $10.4 million for the three months ended September 30, 2015 and 2014 respectively, and $20.3 million and $27.6 million for the nine months ended September 30, 2015 and 2014, respectively. The change in our provision for income taxes was primarily due to the release of unrecognized tax benefits and related interest as a result of statute of limitation expiring in certain domestic jurisdictions. The change in the provision was also a result of an increase in profit before income taxes and a decrease in the effective tax rate based on our current geographical distribution of the earnings.
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
Uncertain Tax Positions
We recognize uncertain tax positions only to the extent that management believes that it is more likely than not the position will be sustained. In the three months ended September 30, 2015, the statute of limitations expired related to several unrecognized tax benefits for our domestic filings. This expiration of the statute provides that certain portions of these unrecognized tax benefits can no longer result in a tax liability to the taxing jurisdictions. Associated with this statute lapse in the current quarter we have recognized a benefit of approximately $5.8 million.

The reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the nine months ended September 30, 2015 was as follows (in thousands):

Nine Months Ended September 30,
2015
Gross unrecognized tax benefits-beginning balance	$21,322
Increases related to tax positions taken in a prior year	99
Increases related to tax positions taken during current year	51
Decreases related to tax positions taken in a prior year	—
Decreases related to settlements with taxing authorities	—
Decreases related to lapse of statute of limitations	(5,786)
Gross unrecognized tax benefits-ending balance	$15,686

There were no material movements in our unrecognized tax position for the nine months ended September 30, 2014. Our gross unrecognized tax benefits were $15.7 million as of September 30, 2015. If the gross unrecognized tax benefits as of September 30, 2015 were realized in future periods, this would result in a tax benefit of $10.1 million within our provision of income taxes.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Due to the lapsing of statute of limitation, we have recorded a net benefit for interest of $0.5 million for the nine months ended September 30, 2015. As of September 30, 2015 and December 31, 2014, we recognized a liability for interest and penalties of $1.0 million and $1.5 million, respectively.

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
We have determined that we operate as one reportable segment. The following table represents revenue based on the customer’s location, as determined by the customer’s shipping address (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
United States	$166,466	$123,847	$437,922	$318,989
Other Americas	4,130	1,581	10,294	5,797
Europe, Middle East and Africa	29,457	21,485	94,329	53,827
Asia-Pacific	17,495	8,550	49,600	32,004
Total revenue	$217,548	$155,463	$592,145	$410,617
The following table presents our property, plant and equipment, net by geographic region for the periods presented (in thousands):

	September 30, 2015	December 31, 2014
United States	$67,342	$67,727
International	7,906	3,831
Total	$75,248	$71,558

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
Overview
We are a leading supplier of cloud networking solutions that use software innovations to address the needs of large-scale Internet companies, cloud service providers and next-generation data centers for enterprise support. Our cloud networking solutions consist of our Extensible Operating System, or EOS, a set of network applications and our 10/25/40/50/100 Gigabit Ethernet switches. Our cloud networking solutions deliver industry-leading performance, scalability, availability, programmability, automation and visibility. At the core of our cloud networking platform is EOS, which was purpose-built to be fully programmable and highly modular. The programmability of EOS has allowed us to create a set of software applications that address the requirements of cloud networking, including workflow automation, network visibility and analytics, and has also allowed us to rapidly integrate with a wide range of third-party applications for virtualization, management, automation, orchestration and network services.
We were founded in 2004 to address the limitations of legacy networking products and to create a cloud networking platform that is open and programmable. From 2004 to 2008, our activities were focused on the development of our software, which resulted in the commercial release of our first product, the 7100 Series switches based on our EOS software, in 2008. Since then, we have continued to introduce new products utilizing EOS, including our 7500 Series switch and our 7050 Series switch in 2010, the second generation of our 7500 Series switch, called the 7500E modular switch, in May 2013, our 7300 Series switch in November 2013 and our 7280E in July 2014. In December 2014, we introduced our EOS+ software platform for networking programmability and automation, and in June 2015 we introduced CloudVision, a network-wide approach for workload orchestration and workflow automation. In September 2015, we introduced our Macro Segmentation Services (“MSS”) to provide automated insertion of security and other in-line layer 4-7 services within any software driven cloud networking infrastructure. MSS has been endorsed by many of our technology alliance ecosystem partners with whom we are currently partnering with to deliver MSS platform support. We also introduced our first 10/25/40/50/100G switches with our 7060, 7260 and 7320 series switches.
As of September 30, 2015, we have shipped more than five million switch ports. We have experienced rapid revenue growth over the last several years, increasing our revenue at a compound annual growth rate of 68.9% from 2010 to 2014. As we have grown the functionality of our EOS software, expanded the range of our switching portfolio and increased the size of our sales force, our revenue has continued to grow rapidly. To support our customers and revenue growth, we have expanded our international presence to include 20 foreign subsidiaries as of September 30, 2015, including for example Australia, Canada, France, Germany, India, Ireland, Japan, South Korea and the United Kingdom. Our revenue for the three and nine months ended September 30, 2015 was $217.5 million and $592.1 million an increase of 39.9% and 44.2%, respectively, compared to the same period in 2014. We have been profitable and cash flow positive for each year since 2010.
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
Basis of Presentation
Revenue
We generate revenue primarily from sales of our switching products which incorporate our EOS software. We also derive a portion of our revenue from sales of post contract support, or PCS, and to a lesser extent CloudVision software subscription and professional services. We generate PCS revenue from sales of technical support services contracts that are typically purchased in conjunction with our products and subsequent renewals of those contracts. We offer PCS services under renewable, fee-based contracts, which include 24-hour technical support, hardware repair and replacement parts, bug fixes, patches and unspecified upgrades on a when-and-if available basis. We expect our revenue may vary from period to period based on, among other things, the timing and size of orders, the delivery and acceptance of products, the impact of significant transactions with unique terms and conditions that may require deferral of revenue and cyclicality of orders being placed by our customers. Additionally, we expect our software subscription and PCS revenue to increase in absolute dollars as we expand our installed base. Our ability to expand our installed base and increase our revenue is subject to numerous risks and uncertainties. See the section titled “Risk Factors.” We report revenue net of sales taxes.
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

Results of Operations
The following table summarizes historical results of operations for the periods presented and as a percentage of revenue for those periods. We have derived the data for the three and nine months ended September 30, 2015 and 2014 from our unaudited condensed consolidated financial statements (in thousands, except for percentage of revenue).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Product	$193,339	$141,455	$527,552	$374,338
Service	24,209	14,008	64,593	36,279
Total revenue	217,548	155,463	592,145	410,617
Cost of revenue (1):
Product	67,990	49,633	182,443	122,692
Service	7,810	4,873	22,310	12,274
Total cost of revenue	75,800	54,506	204,753	134,966
Gross profit	141,748	100,957	387,392	275,651
Operating expenses (1):
Research and development	58,748	36,231	152,035	104,565
Sales and marketing	26,508	20,956	77,776	60,322
General and administrative	25,195	9,896	57,670	24,253
Total operating expenses	110,451	67,083	287,481	189,140
Income from operations	31,297	33,874	99,911	86,511
Interest expense	(753)	(764)	(2,406)	(5,512)
Other income (expense), net	13	(824)	(38)	2,426
Total other income (expense), net	(740)	(1,588)	(2,444)	(3,086)
Income before provision for income taxes	30,557	32,286	97,467	83,425
Provision for income taxes	1,867	10,420	20,289	27,612
Net income	$28,690	$21,866	$77,178	$55,813

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(as a percentage of revenue)
Revenue:
Product	88.9%	91.0%	89.1%	91.2%
Service	11.1	9.0	10.9	8.8
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	31.2	31.9	30.8	29.9
Service	3.6	3.2	3.8	3.0
Total cost of revenue	34.8	35.1	34.6	32.9
Gross margin	65.2	64.9	65.4	67.1
Operating expenses:
Research and development	27.0	23.3	25.7	25.5
Sales and marketing	12.2	13.5	13.1	14.7
General and administrative	11.6	6.4	9.8	5.9
Total operating expenses	50.8	43.2	48.6	46.1
Income from operations	14.4	21.7	16.8	21.0
Interest expense	(0.3)	(0.5)	(0.4)	(1.3)
Other income (expense), net	—	(0.5)	—	0.6
Total other income (expense), net	(0.3)	(1.0)	(0.4)	(0.7)
Income before provision for income taxes	14.1	20.7	16.4	20.3
Provision for income taxes	0.9	6.7	3.4	6.7
Net income	13.2%	14.0%	13.0%	13.6%
________________________________________________________________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue	$786	$480	$2,206	$992
Research and development	7,037	4,304	18,344	10,298
Sales and marketing	2,864	2,387	8,138	5,746
General and administrative	1,591	911	3,637	2,533
Total stock-based compensation	$12,278	$8,082	$32,325	$19,569

Three and Nine Months Ended September 30, 2015 Compared to Three and Nine Months Ended September 30, 2014
Revenue, Cost of Revenue and Gross Profit (in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change in		2015	2014	Change in
	$	$	$	%	$	$	$	%
Revenue
Product	$193,339	$141,455	$51,884	36.7%	$527,552	$374,338	$153,214	40.9%
Service	24,209	14,008	10,201	72.8	64,593	36,279	28,314	78.0
Total revenue	$217,548	$155,463	$62,085	39.9%	$592,145	$410,617	$181,528	44.2%
Cost of revenue
Product	$67,990	$49,633	$18,357	37.0%	$182,443	$122,692	$59,751	48.7%
Service	7,810	4,873	2,937	60.3	22,310	12,274	10,036	81.8
Total cost of revenue	$75,800	$54,506	$21,294	39.1%	$204,753	$134,966	$69,787	51.7%
Gross profit	$141,748	$100,957	$40,791	40.4%	$387,392	$275,651	$111,741	40.5%
Gross margin	65.2%	64.9%			65.4%	67.1%

Revenue by Geography (in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	% of Total	2014	% of Total	2015	% of Total	2014	% of Total
Americas	$170,596	78.5%	$125,428	80.7%	$448,216	75.7%	$324,786	79.1%
Europe, Middle East and Africa	29,457	13.5%	21,485	13.8%	94,329	15.9%	53,827	13.1%
Asia-Pacific	17,495	8.0%	8,550	5.5%	49,600	8.4%	32,004	7.8%
Total revenue	$217,548	100.0%	$155,463	100.0%	$592,145	100.0%	$410,617	100.0%
Revenue
Revenue increased 39.9% in the three months ended September 30, 2015 and 44.2% in the nine months ended September 30, 2015, compared to the same periods in 2014. We increased shipments to our existing customers during these periods as they continued to grow their businesses and increase their demand for our switch products and related accessories. In addition, we continued to add new customers as we expanded our market presence and geographic footprint. Service revenue also increased in each of the periods presented primarily due to an increase in new and renewed support contracts for our switch products as a result of our growing customer install base. We continue to experience fluctuations in product and service pricing due to competitive market pressures, however, these were offset by the increased demand drivers outlined above.
Cost of Revenue and Gross Margin
Gross margin increased from 64.9% to 65.2% for the three months ended September 30, 2015 compared to September 30, 2014 , and decreased from 67.1% to 65.4% for the nine months ended September 30, 2015 compared to September 30, 2014. The increase in gross margin during the three months ended September 30, 2015 was primarily the result of changes in customer mix, with a more balanced revenue mix between customers, especially larger customers who typically receive higher discount levels than our other customers. The impact of this favorable customer mix was partially offset by certain inventory-related obsolescence charges associated with upcoming product transitions. The decrease in gross margin during the nine months ended September 30, 2015 was primarily related to certain inventory-related obsolescence charges recorded in the period, as well as increased product warranty charges resulting from an expanded customer base. In addition we invested in manufacturing and operations infrastructure as our revenues increased, adding capacity and expanding our footprint geographically.

Operating Expenses (in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change in		2015	2014	Change in
	$	$	$	%	$	$	$	%
Operating expenses:
Research and development	$58,748	$36,231	$22,517	62.1%	$152,035	$104,565	$47,470	45.4%
Sales and marketing	26,508	20,956	5,552	26.5	77,776	60,322	17,454	28.9
General and administrative	25,195	9,896	15,299	154.6	57,670	24,253	33,417	137.8
Total operating expenses	$110,451	$67,083	$43,368	64.6%	$287,481	$189,140	$98,341	52.0%
Research and development
Research and development expenses increased $22.5 million, or 62.1%, for the three months ended September 30, 2015 compared to the same period in 2014. The increase was primarily due to an increase in personnel costs of $13.3 million, resulting from increased headcount, stock based compensation and additional bonus expense under our corporate bonus plan. In addition, prototype spend increased $4.2 million as a result of new product introductions and facilities, and IT and infrastructure build-out expenses increased $3.0 million due to the continued expansion and support of our research and development activities.
Research and development expenses increased $47.5 million, or 45.4%, for the nine months ended September 30, 2015 compared to the same period in 2014. The increase was primarily due to an increase in personnel costs of $29.7 million, resulting from increases in headcount, stock based compensation as well as additional bonus expense under our corporate bonus plan. In addition, research and development related facilities and IT and infrastructure build-out expenses increased $8.7 million, and prototype spend and non-recurring engineering costs increased $5.8 million due to the continued expansion and support of our research and development activities.
Sales and marketing
Sales and marketing expenses increased $5.6 million, or 26.5%, for the three months ended September 30, 2015 compared to the same period in 2014. The increase was primarily due to an increase in personnel costs of $3.2 million, related to increased headcount from and additional sales commissions resulting from higher sales volume. There was also an increase of $1.6 million in product demonstration costs.
Sales and marketing expenses increased $17.5 million, or 28.9%, for the nine months ended September 30, 2015 compared to the same period in 2014. The increase was primarily due to an increase in personnel costs of $10.8 million, resulting from increased headcount and additional sales commissions resulting from higher sales volume. The increase was also due to an increase of $5.6 million in product demonstration costs.
General and administrative
General and administrative expenses increased $15.3 million, or 154.6%, for the three months ended September 30, 2015 compared to the same period in 2014. The increase was primarily due to increased litigation expenses of $15.5 million related to the Cisco and OptumSoft legal matters, partially offset by decreased personnel costs of $0.2 million.
General and administrative expenses increased $33.4 million, or 137.8%, for the nine months ended September 30, 2015 compared to the same period in 2014. The increase was primarily due to an increase in litigation expenses of $31.6 million primarily related to the Cisco and OptumSoft legal matters and increased personnel costs of $1.6 million as a result of increased headcount.

Other Income (Expense), Net (in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change in		2015	2014	Change in
	$	$	$	%	$	$	$	%
Other income (expense), net:
Interest expense	$(753)	$(764)	$11	1.4%	$(2,406)	$(5,512)	$3,106	56.3%
Other income (expense), net	13	(824)	837	101.6%	(38)	2,426	(2,464)	(101.6)%
Total other income (expense), net	$(740)	$(1,588)	$848	53.4%	$(2,444)	$(3,086)	$642	20.8%
Interest expense
Interest expense remained relatively constant during the three months ended September 30, 2015 compared to the same period in 2014 and primarily related to our lease financing obligation. Interest expense decreased during the nine months ended September 30, 2015 compared to the same period in 2014 as a result of repayment and conversion of all our notes payable upon closing of our initial public offering during the second quarter of 2014.
Other income (expense), net.
The favorable change in other income (expense), net during the three months ended September 30, 2015 compared to the same period in 2014 was primarily a result of a reduction in transactional exchange rate losses. The unfavorable change in other income (expense), net during the nine months ended September 30, 2015, compared to the same period in 2014 was primarily due to a one-time gain on our notes receivable of $4.0 million in 2014, partially offset by a $0.7 million write-off related to the debt discount on notes payable during the second quarter of 2014, and a reduction in transactional exchange rate losses during 2015.
Provision for Income Taxes (in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change in		2015	2014	Change in
	$	$	$	%	$	$	$	%
Provision for income taxes	$1,867	$10,420	$(8,553)	(82.1)%	$20,289	$27,612	$(7,323)	(26.5)%
Effective tax rate	6.1%	32.3%			20.8%	33.1%
Provision for income taxes
Provision for income taxes was approximately $1.9 million and $10.4 million for the three months ended September 30, 2015 and 2014, respectively. The change in our provision for income taxes was primarily due to the statute of limitation expiring in certain domestic jurisdictions within the quarter allowing for the release of unrecognized tax benefits of $5.8 million and associated interest of $0.5 million. The change in the provision was also a result of an increase in profit before income taxes and a decrease in the effective tax rate based on our current geographical distribution of the earnings.
Provision for income taxes was approximately $20.3 million and $27.6 million for the nine months ended September 30, 2015 and 2014, respectively. The change in our provision for income taxes was primarily due to the statute of limitation expiring in certain domestic jurisdictions within the quarter allowing for the release of unrecognized tax benefits of $5.8 million and associated interest of $0.5 million. The change in the provision was also a result of an increase in profit before income taxes and a decrease in the effective tax rate based on our current geographical distribution of the earnings.

Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents, marketable securities, and cash generated from operations. As of September 30, 2015, cash and cash equivalents and marketable securities were $568.6 million, of which approximately $62.0 million was held outside the U.S. in our foreign subsidiaries. We have not repatriated nor do we currently have plans to repatriate these funds, but if we were to repatriate cash held outside of the U.S. for domestic cash operations, we would be required to accrue and pay U.S. income taxes to repatriate these funds less any previously paid foreign income taxes. We consider the undistributed earnings of our foreign subsidiaries as of September 30, 2015 to be indefinitely reinvested, and, accordingly, no U.S. income taxes have been provided thereon.
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
Cash Flows

	September 30, 2015	December 31, 2014

	(in thousands)
Cash and cash equivalents	$418,500	$240,031

	Nine Months Ended September 30,
	2015	2014

	(in thousands)
Cash provided by operating activities	$84,022	$98,704
Cash provided by (used in) investing activities	39,444	(26,200)
Cash provided by financing activities	55,270	222,508
Effect of exchange rate changes	(267)	(80)
Net increase in cash and cash equivalents	$178,469	$294,932
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
During the nine months ended September 30, 2015, cash provided by operating activities was $84.0 million, primarily from net income of $77.2 million, and a net increase in cash from changes in our operating assets and liabilities of $10.7 million, partially offset by net non-cash charges of $(3.8) million. The net increase in cash from changes in operating assets and liabilities was primarily due to an increase in deferred revenue of $84.2 million, largely related to short and long-term services contracts and product revenue deferrals related to contract acceptance terms and future deliverables. In addition, we experienced an increase in cash of $24.8 million from changes in income tax payable related to excess tax benefits associated with equity incentive plans and an increase in our accounts payable and accrued liabilities of $18.0 million due to the timing of our payments. These operating liability increases were offset by an increase in our accounts receivable of $63.9 million resulting from an increase in sales during the period and slower collections in the three months ended September 30, 2015. In addition, inventory increased $31.9 million during the period due to higher shipment volume and prepaid expenses and current assets increased $19.4 million in the period.
During the nine months ended September 30, 2014, cash provided by operating activities was $98.7 million primarily from net income of $55.8 million, net non-cash charges of $23.1 million and a net increase in our operating assets and liabilities of $19.8 million. The change in our operating assets and liabilities was primarily due to an increase in our deferred revenue of $18.8 million resulting from the increase in sales, an increase in our accounts payables of $5.6 million from the timing of our payments and a decrease in inventories of $4.5 million as a result of improvements in the management of our consigned and finished goods inventory. We also had higher accrued expenses of $7.7 million that were primarily attributable to higher personnel costs from the increase in headcount, and included contributions of $2.1 million received from the introduction of our employee stock purchase plan. These changes were partially offset by an increase in our prepaid expenses and other current assets of $8.8 million primarily from the prepayment of taxes and the renewal of our insurance policies. We also had an increase in our accounts receivable of $6.7 million resulting from higher product shipments as well as an increase in other assets of $2.1 million.
Cash Flows from Investing Activities
Our investing activities have consisted primarily of capital expenditures and net investment purchases of available for sale marketable securities. We expect to continue investing in these activities to support the continued growth of our business.
During the nine months ended September 30, 2015, cash provided by investing activities was $39.4 million, consisting of proceeds from the maturity of available-for-sale securities of $58.2 million, offset by purchases of property, equipment and other assets of $14.0 million and increase in restricted cash of $4.0 million related to a security deposit required for a facility lease.
During the nine months ended September 30, 2014, cash used in investing activities was $26.2 million, consisting primarily of purchases of property and equipment of $10.8 million and other investing activities of $19.5 million largely due to a $15.0 million equity investment in a privately held company partially offset by the release of our restricted cash of $4.0 million into cash and cash equivalents.
Cash Flows from Financing Activities
Our cash flows provided by financing activities primarily consisted of proceeds from the issuance of common stock and the excess tax benefits on stock-based compensation.
During the nine months ended September 30, 2015, cash provided by financing activities was $55.3 million, consisting primarily of the excess tax benefit associated with equity incentive plans of $32.4 million, proceeds from the exercise of stock options, net of repurchases of $14.6 million and the proceeds from the issuance of common stock from our ESPP of $9.4 million.
During the nine months ended September 30, 2014, cash provided by financing activities was $222.5 million, consisting primarily of net proceeds raised from our initial public offering of $239.6 million and proceeds from the exercise of stock options, net of repurchases of $2.6 million. These proceeds were partially offset by the repayment of our notes payable of $20.0 million.
Off-Balance Sheet Arrangements
As of September 30, 2015, we did not have any relationships with any unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
There have been no significant changes during the nine months ended September 30, 2015 impacting our contractual obligations disclosed in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K, filed with the SEC on March 12, 2015 and our Amended Annual Report on Form 10-K/A, filed with the SEC on May 15, 2015.
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
As of September 30, 2015, we had approximately $150.1 million invested in available-for-sale marketable securities. An immediate hypothetical change of 100 basis points to the interest rate would not have a material adverse impact on our future operating results and cash flows. As of September 30, 2015, we did not hold or issue financial instruments for trading purposes.
Investments-Privately-held Companies and Notes Receivable
We invested in privately-held companies in 2014. These investments are recorded in investments, non-current in our consolidated balance sheets and are accounted for using the cost method. As of September 30, 2015, the total carrying amount of our investments in privately-held companies was $36.6 million. Some of the privately-held companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately-held companies is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of September 30, 2015, the Company’s disclosure controls and procedures were not effective at the reasonable level of assurance due to a material weakness in internal control over financial reporting.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. For the fiscal year ended 2014, we identified a material weakness in our internal control over financial reporting due to inadequate design and operation of review controls that are intended to ensure the accuracy of the calculations and related disclosures in our consolidated statement of cash flows prepared in accordance with U.S. generally accepted accounting principles. As a result of this deficiency, our consolidated statement of cash flows for the year ended December 31, 2014 contained an error related to duplicate recognition of the excess tax benefits associated with our equity incentive plans resulting in a $17.4 million understatement of cash provided by operating activities and a corresponding $17.4 million overstatement of cash provided by financing activities. Despite the existence of this material weakness, we believe the consolidated financial statements included in this Form 10-Q for the quarter ended September 30, 2015 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

The Audit Committee directed management to prepare a remediation plan concerning the material weakness described above. We are currently in the process of remediating the material weakness in our internal control over financial reporting and are implementing a number of measures designed to address the underlying causes of the material weakness. The remediation plan includes additional procedures surrounding the precision and accuracy of the review control over our statement of cash flows, which includes enhancing and segregating duties within our accounting and finance department and enhancing our internal review procedures during the financial statement close process. We believe that these additional processes and procedures will enable us to broaden the scope and quality of our controls relating to the oversight and review of our financial statements.
Changes in Internal Control over Financial Reporting
Except for the remediation efforts described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities and Exchange Act of 1934, that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On December 19, 2014, Cisco filed two complaints against us in the USITC, alleging that Arista has violated Section 337 of the Tariff Act of 1930, as amended. The complaints have been instituted as ITC Inv. Nos. 337-TA-944 (“944 Investigation”) and 337-TA-945 (“945 Investigation). In the 944 Investigation, Cisco initially alleged that certain Arista switching products infringe the ’592, ’537, ’145, ’164, ’597, and ’296 patents. Cisco has subsequently dropped the '296 patent from the 944 Investigation. In the 945 Investigation, Cisco alleges that certain Arista switching products infringe the ’577, ’853, ’875, ’668, ’492, and ’211 patents. In both the 944 and 945 Investigations, Cisco seeks, among other things, a limited exclusion order barring entry into the United States of accused switch products (including 7000 Series of switches) and a cease and desist order against us restricting our activities with respect to our imported accused switch products. On February 11, 2015, we responded to the notices of investigation and complaints in the 944 and 945 Investigations by, among other things, denying the patent infringement allegations and raising numerous affirmative defenses.
The Administrative Law Judge assigned to the 944 Investigation issued a procedural schedule calling for, among other events: an evidentiary hearing on Sept. 9-11 & 15-17, 2015: issuance of an initial determination regarding our alleged violations on January 27, 2016; and the target date for completion on May 27, 2016. The final determination in the 944 Investigation is then subject to Presidential review.. The hearing has been completed and all post trial briefs have been submitted to the ITC.
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
On April 1, 2015, we filed petitions for Inter Partes Review with the United States Patent Trial and Appeal Board (“PTAB”) seeking to invalidate Cisco’s ’597, ’211, and ’668 patents. On April 10, 2015, we filed petitions for Inter Partes Review with the PTAB seeking to invalidate Cisco’s ’853 and ’577 patents. On April 16, 2015, we filed additional petitions for Inter Partes Review with the PTAB seeking to invalidate Cisco’s ’853 and ’577 patents. On August 11, 2015, we filed a second petition for Inter Partes Review of Cisco’s ’668 patent. On October 6, 2015 we filed a second petition for Inter Partes Review of Cisco’s ’211 patent. On October 6, 2015, the PTAB granted our petitions for Inter Partes Review of Cisco’s ’597 and ’211 patents but denied one of our petitions for Inter Partes Review of Cisco’s ’668 patent. On October 19, 2015 and October 22, 2015, the PTAB denied four petitions relating to the ‘853 and ‘577 patents. We are awaiting decisions by the PTAB on our remaining petitions for Inter Partes Review of the ’668 patent. For those petitions that PTAB grants, the PTAB must issue its final written decision on validity within twelve months of its institution decision.
We intend to vigorously defend against Cisco’s lawsuits, as summarized in the preceding paragraphs. However, we cannot be certain that, if litigated, any claims by Cisco would be resolved in our favor. For example, an adverse litigation ruling could result in a significant damages award against us, could further result in the above described injunctive relief, could result in a requirement that we make substantial royalty payments to Cisco, and/or could require that we modify our products to the extent that we are found to infringe any valid claims asserted against us Cisco. In particular, with respect to the 944 and 945 Investigations, if our products are found to infringe any patents that are the subject of those investigations, the USITC would likely issue a limited exclusion order barring entry into the United States of accused switch products (including 7000 Series of switches) and a cease and desist order restricting our activities with respect to our imported accused switch products. In the case that we attempt to modify our manufacturing and importation processes to comply with such orders, we may not be able to do so successfully or without substantial expense. Moreover, to the extent we are found to infringe on any valid claims asserted against us and attempt to modify our products so that they are no longer infringing, we may not be able to do so successfully without substantial distraction to management or expenses, if at all, and any such modified products may not be well received in the market. Any such adverse ruling could materially adversely affect our business, prospects, results of operation and financial condition. To the extent that we reached a negotiated settlement with Cisco, the settlement could require payment of substantial royalties.
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
The parties tried the case for Phase I of the proceedings, relating to contract interpretation and application of the contract to certain claimed source code in September 2015. A court decision for Phase I of the proceedings is expected by November 2015. The remaining issues are currently scheduled to be tried in April 2016.
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
We depend on third-party contract manufacturers to manufacturer our product lines. A significant portion of our cost of revenue consists of payments to these third-party contract manufacturers. Our reliance on these third-party contract manufacturers reduces our control over the manufacturing process, quality assurance, product costs and product supply and timing, which exposes us to risk. To the extent that our products are manufactured at facilities in foreign countries, we may be subject to additional risks associated with complying with local rules and regulations in those jurisdictions. If we fail to manage our relationships with our third-party manufacturers effectively, or if these third-party manufacturers experience delays, disruptions or quality control problems in their operations, this could severely impair our ability to fulfill orders on time, if at all, or on a cost-effective basis.
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
Technology stocks have historically experienced high levels of volatility. Since shares of our common stock were sold in our initial public offering in June 2014 at the price of $43.00 per share, our stock price has ranged from $43.00 per share to $94.84 per share through September 30, 2015. The trading price of our common stock has historically been and is likely to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include the following:

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
Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock together with their affiliates, in the aggregate, beneficially own approximately 44.5% of the outstanding shares of our common stock, based on shares outstanding as of September 30, 2015. As a result, these stockholders, if acting together, will be able to exercise a significant level of influence or control over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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

Issuer Purchases of Equity Securities
The table below provides information with respect to repurchases of unvested shares of our common stock made pursuant our equity incentive plans.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - July 31, 2015	—	—	—	—
August 1 - August 31, 2015	333	$0.01	—	—
September 1 - September 30, 2015	3,531	$4.14	—	—
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

Arista Networks, Inc.
(Registrant)
Dated:	November 5, 2015	By:	/s/ Jayshree Ullal
Jayshree Ullal
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated:	November 5, 2015	By:	/s/ Ita Brennan
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