Form 10-K
period 2015-12-31
Arista Networks, Inc.
filed 2016-02-25
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,981,581,590 as of June 30, 2015 based on the closing sale price of the registrant’s common stock on the New York Stock Exchange on such date. Shares held by persons who may be deemed affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 19, 2016, 68,273,930 shares of the registrant’s common stock were outstanding. Portions of the registrant’s definitive Proxy Statement relating to its 2016 Annual Stockholders’ Meeting to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of December 31, 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•
costs associated with defending intellectual property infringement and other claims and the potential outcomes of such disputes, such as those claims discussed in “Legal Proceedings,” including the Cisco and Optumsoft litigation matters;

•
our ability to satisfy the requirements for cloud networking solutions and to successfully anticipate technological shifts and market needs, innovate new products and bring them to market in a timely manner;

•	the budgeting cycles and purchasing practices of end customers, including large end customers who may receive lower pricing terms due to volume discounts;

•	the deferral or cancellation of orders by end customers, warranty returns or delays in acceptance of our products;

•	our ability to attract and retain end customers;

•	our ability to further penetrate our existing customer base and sell more complex and higher-performance configurations of our products;

•	our ability to displace existing products in established markets;

•	our belief that increasing channel leverage will extend and improve our engagement with a broad set of customers;

•	our ability to expand our leadership position in the network switch industry, including the areas of mobility, virtualization, cloud computing and cloud networks;

•	our ability to timely and effectively scale and adapt our existing technology;

•	the benefits realized by our customers in their use of our products and services including lower total cost of ownership;

•	our ability to expand our business domestically and internationally;

•	the effects of increased competition in our market and our ability to compete effectively;

•	the effects of seasonal and cyclical trends on our results of operations;

•	our expectations concerning relationships with third parties;

•	the attraction and retention of qualified employees and key personnel;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	economic and industry trends;

•	estimates and estimate methodologies used in preparing our financial statements;

•	future trading prices of our common stock;

•	our belief that we have adequately reserved for uncertain tax positions;

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

PART I

Item 1. Business
We are a leading supplier of cloud networking solutions that use software innovations to address the needs of large-scale Internet companies, cloud service providers and next-generation data centers for enterprises, based on market share. Our cloud networking solutions consist of our Extensible Operating System, or EOS, a set of network applications and our 10/25/40/50/100 Gigabit Ethernet switches. Our cloud networking solutions deliver industry-leading performance, scalability, availability, programmability, automation and visibility. Since we began shipping our products, we have grown rapidly, and, according to Crehan Research, we have achieved the second largest market share in data center 10/25/40/50/100 Gigabit Ethernet switch ports, excluding blade switching, sold in 2015.
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
In 2015, we introduced CloudVision, a network-wide approach for workload orchestration and workflow automation delivering a turnkey solution for cloud networking. We believe CloudVision’s abstraction of the physical network to this broader, network-wide perspective allows for a more efficient approach for several operational use-cases related to automation, visibility, management, security and 3rd party controller integration.
We sell our products through both our direct sales force and our channel partners. Since shipping our first products in 2008, our cumulative end-customer base has grown rapidly. Between December 31, 2011 and December 31, 2015, our cumulative end-customer base grew from approximately 1,100 to over 3,700. Our end customers span a range of industries and include large Internet companies, service providers, financial services organizations, government agencies, media and entertainment companies and others. Our customers include six of the largest cloud services providers based on annual revenue.
We have experienced rapid revenue growth over the last several years, increasing our revenue at a compound annual growth rate of 56.4% from $139.8 million in 2011 to $837.6 million in 2015. For 2013, 2014, and 2015 our revenue was $361.2 million, $584.1 million and $837.6 million, respectively, with our 2015 revenue growing 43.4% when compared to 2014. Our net income has grown from $34.0 million in 2011 to $42.5 million, $86.9 million and $121.1 million in 2013, 2014, and 2015, respectively.

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
Requirements for Cloud Networking
Cloud networks differ in many aspects from legacy networks, including capacity, performance, scale, availability, programmability, automation, visibility, security and cost performance. The requirements for cloud networking include the following:

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

•	Network Visibility. Cloud networks must provide IT administrators with real-time in-depth visibility of network status to proactively monitor, detect and notify when issues arise.

•	Security. Cloud networks require dynamic security and services from physical-to-physical and physical-to-virtual workloads.

•	Cost Performance. Cloud networks must deliver high performance while lowering overall cost of ownership, including capital and operational costs.
Our Cloud Networking Solutions
We are a leading supplier of cloud networking solutions that use software innovations to address the needs of large-scale Internet companies, cloud service providers and next-generation enterprise data centers. Our cloud networking platform was purpose-built to address the functional and performance requirements for cloud networks. We deliver our solutions via our industry-leading 10/25/40/50/100 Gigabit Ethernet switches optimized for next-generation data center networks.
Our cloud networking solutions consist of EOS, our Extensible Operating System, a set of networking applications and our 10/25/40/50/100 Gigabit Ethernet switches. At the core of our cloud networking platform is EOS, which was architected to be fully programmable and highly modular.
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
Workflow Automation
Our EOS software enables enterprises to provision networking resources in minutes with no manual intervention through our Zero Touch Provisioning. We also natively support Ansible, CFEngine, Chef, Puppet, virtual network orchestration applications and third-party management tools. CloudVision, a network-wide approach for workload orchestration and workflow automation delivering a turnkey solution for cloud networking. CloudVision extends the same EOS architectural approach across the network for state, topology, monitoring and visibility. This enables enterprises to move to cloud-class automation without needing significant internal development. Finally, EOS embraces the DevOps model, which is a software development method that combines development and operations, to provision and monitor servers, storage and network resources in a unified fashion.
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

Security
Macro-Segmentation Services (MSS™) is one of the services enabled via Arista CloudVision. Since CloudVision maintains a network-wide database of all state within the network, as well as direct integration with hypervisor resources like VMware vSphere and NSX, it is aware of where every workload is within the network and it learns in real time about new devices or workloads that are added to the network, removed from the network, or moved across ports or servers. Macro-segmentation extends the concept of fine-grained inter-hypervisor security to cloud networks by enabling dynamic security and services of physical to virtual workloads. Macro-segmentation security is a complement to fine-grained security delivered via micro-segmentation that is implemented in the virtual switch of the physical host on which a VM is running.
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
Our Customers
As of December 31, 2015, we had delivered our cloud networking solutions to approximately 3,700 end customers worldwide in over 70 countries. Our end customers span a range of industries and include large Internet companies, service providers, financial services organizations, government agencies, media and entertainment companies and others. For each of the years ended December 31, 2015, 2014, and 2013, Microsoft purchases, through our channel partner World Wide Technology, Inc., accounted for more than 10% of our total revenue.
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

•
Deep Understanding of Customer Requirements. We have developed close working relationships with many of our largest customers that provide us with insights about their needs and future requirements. This has allowed us to develop and deliver products to market that meet customer demands and expectations as well as to rapidly grow sales to existing customers.

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

•
Expand Strategic Relationships. We have developed strategic relationships with a number of technology ecosystem participants including A10 Networks, Ansible, Aruba Networks, Cloudera, F5 Networks, Hewlett Packard Enterprises, Microsoft, Nuage, Palo Alto Networks, Puppet Labs, Pure Storage, RedHat, Riverbed, Splunk, VMTurbo, VMware and Zscaler, to allow integration of our cloud networking solutions with their offerings and enable an integrated experience for our customers. This is a key differentiating point of our solutions as it allows customers to improve performance by integrating with leading solutions. We intend to continue building upon these relationships to provide our customers with the ability to more easily integrate our networking products with their existing and planned IT infrastructures.

Our Products and Technology
We offer one of the broadest product lines of data center 10/25/40/50/100 Gigabit Ethernet switches in the industry, comprising our 7050X Series, 7060X Series, 7150 Series, 7260 Series, 7280 leaf switches, 7300X Series Spline switches and our 7500E Series spine switches.
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
Our Extensible Operating System
The core of our cloud networking platform is our Extensible Operating System, or EOS, which runs on top of standard Linux and offers programmability at all layers of the stack. All of our 10/25/40/50/100 Gigabit Ethernet switches run our EOS software.
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
Complete Network Visibility
Through EOS, we have developed a wide range of applications available to our customers for purchase as additional licenses that enable enhanced network monitoring and visibility without requiring additional external monitoring devices.
Network Automation
EOS supports Puppet, Chef and Ansible, which enables automatic network configuration in the same manner as servers and storage. In addition, EOS provides tools that greatly reduce network operational costs.
CloudVision
CloudVision’s abstraction of the physical network to this broader, network-wide perspective allows for a more efficient approach for several operational use-cases, including the following highlights:

•	Centralized representation of distributed network state, allowing for a single point of integration and network-wide visibility and analytics;

•	Controller agnostic support for physical and virtual workload orchestration through open APIs such as OVSDB, JSON and Openstack plugins;

•	Turn-key automation for zero touch provisioning, configuration management and network-wide upgrades and rollback;

•	Compliance Dashboard for Security, Audit and patch management;

•	Real-time Streaming for Telemetry and Network Analytics, a modern approach to replace legacy polling per device;

•	Provides visibility and troubleshooting for underlay and overlay networks; and

•
Enables Macro-Segmentation Services which provides a dynamic and scalable network service to logically insert security devices into the path of traffic, regardless of whether the security device or workload is physical or virtual and with complete flexibility on placement of security devices and workloads.

Leaf-Spine Network Designs
Our customers typically deploy leaf-spine network topologies consisting of leaf switches or top-of-rack switches, located in the server rack connected with uplinks to multiple load-sharing spine switches that provide the backbone. Our leaf-spine network designs scale up to more than 300,000 physical servers and millions of virtual machines using Equal Cost Multiple Path, or ECMP, to load balance Layer 3 network traffic across multiple spine switches. With Multi-Chassis Link Aggregation, or MLAG, we can build an active-active Layer 2 network that can connect more than 25,000 physical servers. Examples of our leaf-spine MLAG and ECMP architectures are illustrated below.

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
We offer multiple service options that allow our customers to select the product replacement service level that best meets their needs. We stock spare parts in over 100 locations around the world through our third-party logistics suppliers. All of our service options include unlimited access to bug-fixes, new feature-releases, online case management and our community forums.
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
Our sales organization is supported by systems engineers with deep technical expertise and responsibility for pre-sales technical support and solutions engineering for our end customers, systems integrators, original equipment manufacturers, or OEMs, and channel partners. A pool of shared channel sales and marketing representatives also supports these teams. Each sales team is responsible for a geographical territory, has responsibility for a number of major direct end-customer accounts or has assigned accounts in a specific vertical market. We have field sales teams operating in over 70 countries. During 2015 and 2014, 77.3% and 79.7% of our revenue was generated from the Americas, substantially all from the U.S., 15.3% and 12.8% from Europe, the Middle East and Africa and 7.4% and 7.5% from the Asia-Pacific region, respectively.
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
We believe our products compete favorably with respect to these factors. Our EOS software offers high reliability, integrates with existing network protocols and is open and programmable. We believe the combination of EOS, a set of network applications and our 10/25/40/50/100 Gigabit Ethernet Switch makes our offering highly competitive for both cloud and enterprise data centers. However, many of our competitors have greater name recognition, longer operating histories, larger sales and marketing budgets and resources, broader distribution and established relationships with channel partners and end customers, greater access to larger end-customer bases, greater end-customer support resources, greater manufacturing resources, the ability to leverage their sales efforts across a broader portfolio of products, the ability to leverage purchasing power when purchasing subcomponents, the ability to bundle competitive offerings with other products and services, the ability to develop their own silicon chips, the ability to set more aggressive pricing policies, lower labor and development costs, greater resources to make acquisitions, larger intellectual property portfolios and substantially greater financial, technical, research and development or other resources.
Intellectual Property
Our success and ability to compete depend substantially upon our core technology and intellectual property. We rely on patent, trademark and copyright laws, trade secret protection and confidentiality agreements with our employees, end customers, resellers, systems integrators and others to protect our intellectual property rights. As of December 31, 2015, we had 63 U.S. patent applications,12 foreign patent applications, and 5 U.S. patents, which have expiration dates between 2028 and 2035.
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
Employees
As of December 31, 2015 we employed over 1,200 full-time employees. None of our employees are represented by unions. We consider our relationship with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.
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
We have experienced rapid growth and increased demand for our products over the last several years, which has placed a strain on our management, administrative, operational and financial infrastructure. Our employee headcount and number of end customers have increased significantly. To handle the increase in end customers, we expect to continue to grow our headcount significantly over the next 12 months. For example, as of December 31, 2011 and December 31, 2015, our cumulative number of end customers increased from approximately 1,100 to over 3,700. As we have grown, we have had to manage an increasingly larger and more complex array of internal systems and processes to scale with all aspects of our business, including our hardware and software development, contract manufacturing and purchasing, logistics and fulfillment and maintenance and support. Our success will depend in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and continue to hire, train and manage new employees as needed. To manage domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting processes and procedures and implement more extensive and integrated financial and business information systems. We may not be able to successfully implement these or other improvements to our systems and processes in an efficient or timely manner, and we may discover deficiencies in their capabilities or effectiveness. We may experience difficulties in managing improvements to our systems and processes or in connection with third-party technology. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. Our failure to improve our systems and processes, or their failure to operate effectively and in the intended manner, may result in disruption of our current operations and end-customer relationships, our inability to manage the growth of our business and our inability to accurately forecast our revenue, expenses and earnings and prevent certain losses.
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

•	our ability to retain and increase sales to existing customer and attract new end customers, including large end customers;

•	the budgeting cycles and purchasing practices of end customers, including large end customers who may receive lower pricing terms due to volume discounts;

•	the buying patterns of our large end customers in which large bulk purchases may or may not occur in certain quarters;

•	the cost and potential outcomes of existing and future litigation, including Cisco and Optumsoft litigation matters;

•	the rate of expansion and productivity of our sales force;

•	changes in our pricing policies, whether initiated by us or as a result of competition;

•	the amount and timing of operating costs and capital expenditures related to the operation and expansion of our business;

•	changes in end-customer, distributor or reseller requirements or market needs;

•	deferral or cancellation of orders from end customers, including in anticipation of new products or product enhancements announced by us or our competitors, or warranty returns;

•	the inclusion of any acceptance provisions in our customer contracts or any delays in acceptance of those products;

•	changes in the growth rate of the networking market;

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
Historically, large purchases by a relatively limited number of end customers have accounted for a significant portion of our revenue. Many of these end customers make large purchases to complete or upgrade specific data center installations and are typically made on a purchase-order basis rather than pursuant to long-term contracts. Revenue from sales to Microsoft, through our channel partner, World Wide Technology, Inc., accounted for 12.0% of our revenue for the year ended December 31, 2015, 14.9% of our revenue for the year ended December 31, 2014, and 21.9% of our revenue for the year ended December 31, 2013.
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
Our revenue growth rate in recent periods may not be indicative of our future performance. We experienced annual revenue growth rates of 43.4%, 61.7%, and 86.8% in 2015, 2014, and 2013, respectively. We may not achieve similar revenue growth rates in future periods, especially as we enter and expand into the cloud services and application services provider markets. You should not rely on our revenue for any prior quarterly or annual period as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected.

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
On December 5, 2014, Cisco filed two complaints against us in District Court for the Northern District of California, which are proceeding as Case No. 4:14-cv-05343 (“’43 Case”) and Case No. 5:14-cv-05344 (“’44 Case”). In the ’43 Case, Cisco alleges that we infringe U.S. Patent Nos. 6,377,577; 6,741,592; 7,023,853; 7,061,875; 7,162,537; 7,200,145; 7,224,668; 7,290,164; 7,340,597; 7,460,492; 8,051,211; and 8,356,296 (respectively, “the ’577 patent,” “the ’592 patent,” “the ’853 patent,” “the 875 patent,” “the ’537 patent,” “the ’145 patent,” “the ’668 patent,” “the ’164 patent,” “the ’597 patent,” “the ’492 patent,” “the ’211 patent,” and “the ’296 patent”). Cisco seeks, as relief for our alleged infringement in the ’43 Case, lost profits and/or reasonable royalty damages in an unspecified amount, including treble damages, attorney’s fees, and associated costs. Cisco also seeks injunctive relief in the ’43 Case. On February 10, 2015, the court granted our unopposed motion to stay the ’43 Case until the proceedings before the United States International Trade Commission (“USITC”) pertaining to the same patents (as discussed below) become final. In the ’44 Case, Cisco’s complaint alleges that we infringe U.S. Patent Nos. 7,047,526 and 7,953,886 (respectively, “the ’526 patent” and “the ’886 patent”), and further alleges that we infringe numerous copyrights pertaining to Cisco’s “Command Line Interface” or “CLI.” As relief for our alleged patent infringement in the ’44 Case, Cisco seeks lost profits and/or reasonable royalty damages in an unspecified amount including treble damages, attorney’s fees, and associated costs as well as injunctive relief. As relief for our alleged copyright infringement, Cisco seeks damages in an unspecified amount in the form of alleged lost profits, profits from our alleged infringement, statutory damages, attorney’s fees and associated costs. Cisco also seeks injunctive relief against our alleged copyright infringement. On February 13, 2015, we answered the complaint in the ’44 Case, denying the patent and copyright infringement allegations and also raising numerous affirmative defenses. On March 6, 2015, Cisco filed an amended complaint against us the ’44 Case. In response, we moved to dismiss Cisco’s allegations of willful patent infringement pre-suit indirect patent infringement. The Court granted the motion with leave to amend on July 2, 2015. On July 23, 2015, Cisco filed an amended complaint. On January 25, 2016, we sought leave to file counterclaims against Cisco in the ’44 case for antitrust and unfair competition. Trial has been set for November 21, 2016 in the ’44 Case. Trial has not been scheduled in the ’43 Case.
On December 19, 2014, Cisco filed two complaints against us in the USITC, alleging that Arista has violated Section 337 of the Tariff Act of 1930, as amended. The complaints have been instituted as ITC Inv. Nos. 337-TA-944 (“944 Investigation”) and 337-TA-945 (“945 Investigation”). In the 944 Investigation, Cisco initially alleged that certain Arista switching products infringe the ’592, ’537, ’145, ’164, ’597, and ’296 patents. Cisco has subsequently dropped the ’296 patent from the 944 Investigation. In the 945 Investigation, Cisco alleges that certain Arista switching products infringe the ’577, ’853, ’875, ’668, ’492, and ’211 patents. In both the 944 and 945 Investigations, Cisco seeks, among other things, a limited exclusion order barring entry into the United States of accused switch products (including 7000 Series of switches) and a cease and desist order against us restricting our activities with respect to our imported accused switch products. On February 11, 2015, we responded to the notices of investigation and complaints in the 944 and 945 Investigations by, among other things, denying the patent infringement allegations and raising numerous affirmative defenses.
The Administrative Law Judge assigned to the 944 Investigation issued a procedural schedule calling for, among other events: an evidentiary hearing on Sept. 9-11 & 15-17, 2015; issuance of an initial determination regarding our alleged violations on January 27, 2016; and the target date for completion on May 27, 2016. On January 27, 2016 the Administrative Law Judge issued a revised procedural schedule extending the date for issuance an initial determination to February 2, 2016 and the target date to June 2, 2016. The final determination in the 944 Investigation is then subject to Presidential review. The hearing has been completed and all post trial briefs have been submitted to the USITC. On February 2, 2016, the Administrative Law Judge issued his initial determination finding a violation of section 337 of the Tariff Act. More specifically, it was found that a violation has occurred in the importation into the United States, the sale for importation, or the sale within the United States after importation, of certain network devices, related software, and components thereof that the ALJ found infringe asserted claims 1, 2, 8-11, and 17-19 of the ‘537 patent; asserted claims 6, 7, 20, and 21 of the ‘592 patent; and asserted claims 5, 7, 45, and 46 of the ‘145 patent. A violation of section 337 was not found with respect to any asserted claims of the ‘597 and ‘164 patents. On February 17, 2016, we filed a request for the Commission to review certain issues, including the infringement findings in the initial determination, and the Commission must decide whether to grant the review no later than 60 days from the date of the initial determination (February 2, 2016).
The Administrative Law Judge assigned to the 945 Investigation issued a procedural schedule calling for, among other events: an evidentiary hearing on November 9-20, 2015; issuance of an initial determination regarding our alleged violations on April 26, 2016; and the target date for completion on August 26, 2016. The evidentiary hearing was conducted in November 2015 and all post-hearing briefing has been completed. We are awaiting the initial determination from the Administrative Law Judge. The initial determination will be subject to review by the Commission, which will then issue a final determination and any remedial orders on August 26, 2016. If the final determination finds a violation, it will be subject to Presidential review.
On April 1, 2015, we filed petitions for Inter Partes Review with the United States Patent Trial and Appeal Board (“PTAB”) seeking to invalidate Cisco’s ’597, ’211, and ’668 patents.  On April 10, 2015, we filed petitions for Inter Partes Review with the PTAB seeking to invalidate Cisco’s ’853 and ’577 patents.  On April 16, 2015, we filed additional petitions for Inter Partes Review with the PTAB seeking to invalidate Cisco’s ’853 and ’577 patents.  On August 11, 2015, we filed a second petition for Inter Partes Review of Cisco’s ’668 patent.  On October 6, 2015 we filed a second petition for Inter Partes Review of Cisco’s ’211 patent.  On October 6, 2015, the PTAB granted our petition for Inter Partes Review of Cisco’s ’597 patent and our first petition for Inter Partes review of Cisco’s ’211 patents, but denied one of our petitions for Inter Partes Review of Cisco’s ’668 patent. On October 19, 2015 and October 22, 2015, the PTAB denied four petitions relating to the ‘853 and ‘577 patents. On November 18, 2015, we filed a request for rehearing on one of the denied petitions related to the ’577 patent and we are awaiting a decision on the request.  On December 9, 2015, we filed a petition for Inter Partes Review with the PTAB seeking to invalidate Cisco’s ’537 patent, and additional petitions for Inter Partes Review with the PTAB seeking to invalidate Cisco’s ’853, ’577, and ’668 patents.  On February 16, 2016, the PTAB denied our second petition for Inter Partes review of the ’668 patent. We are awaiting decisions by the PTAB on our remaining petitions for Inter Partes Review of the ’537, ’853, ’577, and ’668 patents.  For those petitions that the PTAB grants, the PTAB must issue its final written decision on validity within twelve months of its institution decision.
We intend to vigorously defend against Cisco’s lawsuits, as summarized in the preceding paragraphs. Whether or not we prevail in the lawsuit, we expect that the litigation will be expensive, time-consuming and a distraction to management in operating our business. Moreover, we cannot be certain that any claims by Cisco would be resolved in our favor regardless of the merit of the claims. For example, an adverse litigation ruling could result in a significant damages award against us, could further result in the above described injunctive relief, could result in a requirement that we make substantial royalty payments to Cisco, and/or could require that we modify our products to the extent that we are found to infringe any valid claims asserted against us Cisco. Any such adverse ruling could materially adversely affect our business, prospects, results of operation and financial condition.
In particular, with respect to the 944 and 945 Investigations, if our products are found to infringe any patents that are the subject of those investigations, the USITC would likely issue a limited exclusion order barring entry into the United States of our products (including 7000 Series of switches) and a cease and desist order restricting our activities with respect to our imported products. If we become subject to a limited exclusion order and it is not disapproved by the US Trade Representative, we will need to remove features or develop technical design-arounds in order to take the products outside of the scope of any patent found to have been infringed and the subject of a violation. We may not be successful in developing technical design-arounds that do not infringe the patents or that are acceptable to our customers. Our development efforts could be extremely costly and time consuming as well as disruptive to our other development activities and distracting to management. Moreover, we may seek to obtain clearance for any such technical design-arounds from U.S. Customs and Border Patrol (“CBP”) in order to continue the importation of our products, and we may be unable to do so in a timely manner, if at all. In the case that we attempt to change our manufacturing, importation processes and shipping workflows to comply with any limited exclusion order or cease and desist order, such changes may be extremely costly, time consuming and we may not be able to implement such changes successfully. Any failure to develop effective technical design-arounds, obtain timely clearance of such technical design-arounds or successfully change our manufacturing, importation processes or shipping workflows may cause a disruption in our shipments and impact our revenues, business and reputation.
In the event that the USITC issues a limited exclusion order and cease and desist order, Cisco may also seek to enforce any limited exclusion order or cease and desist order by filing for an enforcement action at the USITC.  In such a proceeding, we would need to demonstrate that our technical design-arounds render our products non-infringing or otherwise outside the scope of the limited exclusion order or cease and desist order.  If we are unable to do so then any product shipments after the effective date of the limited exclusion order or cease and desist order (whether from existing imported inventory or from products assembled from foreign sourced components) could be subject to significant civil penalties, potential seizure of that inventory which was found to have an ineffective technical design-around, and an injunction from importing further products until we implement additional technical design-arounds.

Additionally, the existence of this lawsuit could cause concern among our customers and partners and could adversely affect our business and results of operations. Many of our customers and partners require us to indemnify and defend them against third party infringement claims and pay damages in the case of adverse rulings. These claims could harm our relationships with our customers or channel partners and might deter them from doing business with us. From time to time, we may also be required to provide additional assurances beyond our standard terms. Whether or not we prevail in the lawsuit, our satisfaction of these obligations may be expensive, time-consuming and a distraction to management in operating our business.
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
On April 14, 2014, we filed a cross-complaint against OptumSoft, in which we assert our ownership of the software components at issue and our interpretation of the 2004 agreement. Among other things, we assert that the language of the 2004 agreement and the parties’ long course of conduct support our ownership of the disputed software components. We asked the Court to declare our ownership of those software components, all similarly-situated software components developed in the future and all related intellectual property. We also assert that, even if we are found not to own any particular components at issue, such components are licensed to us under the terms of the 2004 agreement. However, there can be no assurance that our assertions will ultimately prevail in litigation. On the same day, we also filed an answer to OptumSoft’s claims, as well as affirmative defenses based in part on OptumSoft’s failure to maintain the confidentiality of its claimed trade secrets, its authorization of the disclosures it asserts and its delay in claiming ownership of the software components at issue. We have also taken additional steps to respond to OptumSoft’s allegations that we improperly used and/or disclosed OptumSoft confidential information. While we believe we have meritorious defenses to these allegations, we believe we have (i) revised our software to remove the elements we understand to be the subject of the claims relating to improper use and disclosure of OptumSoft confidential information and made the revised software available to our customers and (ii) removed information from our website that OptumSoft asserted disclosed OptumSoft confidential information.
The parties tried the case for Phase I of the proceedings, relating to contract interpretation and application of the contract to certain claimed source code in September 2015. On December 16, 2015, the Court issued a Proposed Statement of Decision Following Phase 1 Trial. In that Proposed Statement, the Court agreed with and adopted our interpretation of the 2004 agreement, and held that we, and not OptumSoft, own all of the software that was put at issue in Phase 1. On January 8, 2016, OptumSoft filed its objections to the Court’s Proposed Statement of Decision. The Court has not ruled on those objections to date, and we anticipate a ruling in the first calendar quarter of 2016. The remaining issues that were not addressed in the Phase I Trial are currently scheduled to be tried in April 2016.
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
As a public company, we are subject to the reporting and corporate governance requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations, including the Sarbanes-Oxley Act and the Dodd-Frank Act. Compliance with these rules and regulations and the attendant responsibilities of management and the board, may make it more difficult to attract and retain executive officers and members of our board of directors, particularly to serve on our Audit Committee and Compensation Committee, has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition, results of operations and prospects. Although we have already hired additional employees to help comply with these requirements, we may need to further expand our legal and finance departments in the future, which will increase our costs and expenses.
We are also subject to the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”), enhanced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. While we were able to determine in our management's report for fiscal 2015 that our internal control over financial reporting is effective, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, we have and will continue to consume management resources and incur significant expenses for Section 404 compliance on an ongoing basis. In the event that our chief executive officer, chief financial officer, or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our stock.
In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure, such as continued rulemaking pursuant to the Dodd-Frank Act of 2010 and related rules and regulations regarding the disclosure of conflict minerals that are mandated by the Dodd-Frank Act, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business and prospects may be harmed. As a result of disclosure of information in the filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, results of operations and prospects could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, financial condition, results of operations and prospects.
In addition, as a result of our disclosure obligations as a public company, we will have reduced strategic flexibility and will be under pressure to focus on short-term results, which may adversely affect our ability to achieve long-term profitability.
If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.
Assessing our processes, procedures and staffing in order to improve our internal control over financial reporting is an ongoing process. For the year ended December 31, 2015, management became obligated to comply for the first time with Section 404 of the Sarbanes-Oxley Act of 2002 and has issued a report that assesses the effectiveness of our internal control over financial reporting.
Also, for the year ended December 31, 2015, an attestation report concerning the effectiveness of our internal control over financial reporting has been issued for the first time by Ernst & Young, LLP, Independent Registered Public Accounting Firm.
Preparing our financial statements involves a number of complex processes, many of which are done manually and are dependent upon individual data input or review. These processes include, but are not limited to, calculating revenue, inventory costs and the preparation of our statement of cash flows.  While we continue to automate our processes and enhance our review controls to reduce the likelihood for errors, we expect that for the foreseeable future many of our processes will remain manually intensive and thus subject to human error.

In the past, we have identified material weaknesses in our internal control over financial reporting. We have remediated these identified material weaknesses, but we cannot give assurance that additional material weaknesses will not be identified in the future in connection with our compliance with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002. The existence of one or more material weaknesses could preclude a conclusion by management that we maintained effective internal control over financial reporting. The existence or disclosure of any such material weakness could adversely affect our stock price.
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
Managing the supply of our products and product components is complex, and our inventory management systems and related supply-chain visibility tools may not enable us to forecast accurately and manage effectively the supply of our products and product components. Furthermore, ongoing Cisco litigation before the USTIC and any adverse ruling that results from such litigation could cause disruption to our supply-chain or with our suppliers, which may impact our revenues, business and reputation.
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
We depend on third-party contract manufacturers to manufacture our product lines. A significant portion of our cost of revenue consists of payments to these third-party contract manufacturers. Our reliance on these third-party contract manufacturers reduces our control over the manufacturing process, quality assurance, product costs and product supply and timing, which exposes us to risk. To the extent that our products are manufactured at facilities in foreign countries, we may be subject to additional risks associated with complying with local rules and regulations in those jurisdictions. If we fail to manage our relationships with our third-party manufacturers effectively, or if these third-party manufacturers experience delays, disruptions or quality control problems in their operations, this could severely impair our ability to fulfill orders on time, if at all, or on a cost-effective basis.
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
If we add or change contract manufacturers, or change any manufacturing plant locations within a contract manufacturer network, we would add additional complexity and risk to our supply chain management. Ensuring a new contract manufacturer or new plant location is qualified to manufacture our products to our standards and industry requirements could take significant effort and be time consuming and expensive. For example if we suffer an adverse ruling with respect to certain ongoing Cisco litigation we are involved in before the USTIC we may be required to add or change our manufacturers in order to comply with the ruling. Any such addition or change in manufacturers may be extremely costly, time consuming and we may not be able to do so successfully.
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
We have experienced declines in sales prices for our products, including our 10 Gigabit Ethernet modular and fixed switches. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products and services that compete with ours or may bundle them with other products and services. Additionally, although we generally price our products worldwide in U.S. dollars, currency fluctuations in certain countries and regions may adversely affect actual prices that partners and end customers are willing to pay in those countries and regions. Furthermore, we anticipate that the sales prices and gross profits for our products will decrease over product life cycles. Decreased sales prices for any reason may reduce our gross profits and adversely affect our result of operations.

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
Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel, particularly software engineering and sales personnel. Competition for highly skilled personnel is often intense, especially in the San Francisco Bay Area where we have a substantial presence and need for highly skilled personnel. Many of the companies with which we compete for experienced personnel have greater resources than we have to provide more attractive compensation packages and other amenities. Research and development personnel are aggressively recruited by startup and growth companies, which are especially active in many of the technical areas and geographic regions in which we conduct product development. In addition, in making employment decisions, particularly in the high-technology industry, job candidates often consider the value of the stock-based compensation they are to receive in connection with their employment. Declines in the market price of our stock could adversely affect our ability to attract, motivate or retain key employees. If we are unable to attract or retain qualified personnel, or if there are delays in hiring required personnel, our business, financial condition, results of operations and prospects may be seriously harmed.
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
Additionally, as a result of our international reach, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing and retaining an international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets. We also enter into strategic distributor and reseller relationships with companies in certain international markets where we do not have a local presence. If we are not able to maintain successful strategic distributor relationships internationally or to recruit additional companies to enter into strategic distributor relationships, our future success in these international markets could be limited. Business practices in the international markets that we serve may differ from those in the U.S. and may require us in the future to include terms other than our standard terms in end-customer contracts, although to date we generally have not done so. To the extent that we may enter into end-

customer contracts in the future that include non-standard terms related to payment, warranties or performance obligations, our results of operations may be adversely affected.
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
For more information regarding the litigation in which we are currently involved, see the “Legal Proceedings” subheading in Note 5. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part II, Item 8, of this Annual Report on Form 10-K.
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
An adverse outcome of a dispute (including those lawsuits described under the “Legal Proceedings” subheading in Note 5. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part II, Item 8, of this Annual Report on Form 10-K) may require us to pay substantial damages including treble damages if we are found to have willfully infringed a third party’s patents; cease making, licensing or using solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to attempt to redesign our products or services or otherwise to develop non-infringing technology, which may not be successful; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or intellectual property rights; and indemnify our partners and other third parties. Any damages or royalty obligations we may become subject to as a result of an adverse outcome, and any third-party indemnity we may need to provide, could harm our business, financial condition, results of operations and prospects. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. Further, there is little or no information publicly available concerning market or fair values for license fees, which can lead to overpayment of license or settlement fees. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Suppliers subject to third-party intellectual property claims also may choose or be forced to discontinue or alter their arrangements with us, with little or no advance notice to us. Any of these events could seriously harm our business, financial condition, results of operations and prospects.

Our standard sales contracts contain indemnification provisions requiring us to defend our end customers against third-party claims, including against infringement of certain intellectual property rights, that could expose us to losses which could seriously harm our business, financial conditions, results of operations and prospects.
Under the indemnification provisions of our standard sales contracts, we agree to defend our end customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay judgments entered on such claims. For example, we are currently involved in ongoing Cisco litigation claims before the USTIC. An adverse ruling in such litigation may potentially expose us to claims in the event that claims are brought against our customers based on the ruling and we are required to indemnify such customers.
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

•
costs associated with defending intellectual property infringement and other claims and the potential outcomes of such disputes, such as those claims discussed in “Legal Proceedings,” including the Cisco and Optumsoft litigation matters;

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
Developing our products is expensive, and the investment in product development may involve a long payback cycle. In 2015, 2014 and 2013, our research and development expenses were $209.4 million, or approximately 25.0% of our revenue, $148.9 million, or approximately 25.5% of our revenue, and $98.6 million, or approximately 27.3% of our revenue, respectively. We expect to continue to invest heavily in software development in order to expand the capabilities of our cloud networking platform, introduce new products and features and build upon our technology leadership. We believe one of our greatest strengths lies in the speed of our product development efforts. By investing in research and development, we believe we will be well positioned to continue our rapid growth and take advantage of our large market opportunity. We expect that our results of operations will be impacted by the timing and size of these investments. These investments may take several years to generate positive returns, if ever.
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
Our provision for income taxes is subject to volatility and could be adversely affected by several factors, many of which are outside of our control, including earnings that are lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; our ability to generate and use tax attributes; changes in the valuation of our deferred tax assets and liabilities; expiration of or lapses in the federal research and development ("R&D") tax credit laws; transfer pricing adjustments, including the effect of acquisitions on our inter-company R&D cost sharing arrangement and legal structure; tax effects of nondeductible compensation, including certain stock-based compensation; tax costs related to inter-company realignments; changes in accounting principles; adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries or customers; a change in our decision to indefinitely reinvest foreign earnings or changes in tax laws and regulations, including possible U.S. changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income or the foreign tax credit rules.
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
As a public company, we are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, that will require us to perform diligence, and disclose and report whether or not our products contain conflict minerals. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. In addition, we will incur additional costs to comply with these disclosure requirements, including costs related to conducting diligence procedures and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. We may also face reputational harm if we determine that certain of our products contain minerals not determined to be conflict-free or if we are unable to alter our products, processes or sources of supply to avoid such materials.
Risks Related to the Securities Markets and Ownership of Our Common Stock
The market price of our common stock has been and may continue to be volatile, and the value of your investment could decline.
Technology stocks have historically experienced high levels of volatility. Since shares of our common stock were sold in our initial public offering in June 2014 at the price of $43.00 per share, our stock price has ranged from $43.00 per share to $94.84 per share through December 31, 2015. The trading price of our common stock has historically been and is likely to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include the following:

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
Based on shares outstanding as of December 31, 2015, holders of up to approximately 21,270,434 shares, or 31.2%, of our common stock have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, we have registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. If holders, by exercising their registration rights, sell large numbers of shares, it could adversely affect our market price.
We may also issue shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investments or otherwise. Any such issuances would result in dilution to our existing stockholders and could cause the trading price of our common stock to decline.
Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.
Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock together with their affiliates, in the aggregate, beneficially own approximately 43.8% of the outstanding shares of our common stock, based on shares outstanding as of December 31, 2015. As a result, these stockholders, if acting together, could exercise a significant level of influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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

Item 3. Legal Proceedings
The information set forth under the “Legal Proceedings” in Note 5 contained in the "Notes to Consolidated Financial Statements" in Item 8 of Part II of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures
Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information
Our common stock has been listed on the NYSE under the symbol “ANET” since June 6, 2014, the date of our initial public offering. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sales prices of our common stock as reported on the New York Stock Exchange.

	High	Low
Fiscal 2014 Quarters
Second quarter (from June 6, 2014)	$72.63	$55.00
Third quarter	$94.84	$62.51
Fourth quarter	$90.25	$59.16
Fiscal 2015 Quarters
First quarter	$74.52	$56.11
Second quarter	$88.56	$63.16
Third quarter	$88.25	$60.10
Fourth quarter	$79.44	$58.77
Holders of Record
As of February 19, 2016, there were 159 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
The following graph compares the cumulative total return of our common stock with the total return for the NYSE Composite Index and the Standard & Poor’s 500 Index (the “S&P 500”) from June 6, 2014 (the date of our initial public offering) through December 31, 2015. The graph assumes that $100 was invested on June 6, 2014's closing price in our common stock, the NYSE Composite Index and the S&P 500, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among ANET, the NYSE Composite Index and the S&P 500
ANET
NYSE Composite Index
S&P 500
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
Jun-14
Jul-14
Aug-14
Sep-14
Oct-14
Nov-14
Dec-14
Jan-15
Feb-15
Mar-15
Apr-15
May-15
Jun-15
Jul-15
Aug-15
Sep-15
Oct-15
Nov-15
Dec-15

Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12 of Part III of this report regarding information about securities authorized for issuance under our equity compensation plans.
Recent Sales of Unregistered Equity Securities
There were no sales of unregistered securities during fiscal 2015 or 2014 other than those transactions previously reported to the SEC on our Current Reports on Form 8-K.
Issuer Repurchases of Equity Securities
The table below provides information with respect to repurchases of unvested shares of our common stock made pursuant our equity incentive plans.

Fiscal Year 2015	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1-31, 2015	Not Applicable	—	—	—
November 1-30, 2015	Not Applicable	—	—	—
December 1-31, 2015	Not Applicable	—	—	—

(1)Under our equity incentive plans, certain participants may exercise options prior to vesting, subject to a right of a repurchase by us. All shares in the above table were shares repurchased as a result of us exercising this right and not pursuant to a publicly announced plan or program.

Item 6. Selected Consolidated Financial Data
The selected consolidated statements of operations data for fiscal 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited financial statements appearing in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. The selected consolidated statements of operations data for fiscal 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 are derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.
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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Selected Consolidated Statements of Operations Data:
Revenue	$837,591	$584,106	$361,224	$193,408	$139,848
Cost of revenue (1)	294,031	192,015	122,686	61,252	43,366
Total gross profit	543,560	392,091	238,538	132,156	96,482
Operating expenses (1):
Research and development	209,448	148,909	98,587	55,155	26,408
Sales and marketing	109,084	85,338	55,115	28,603	19,450
General and administrative	75,720	32,331	18,688	8,501	6,224
Total operating expenses	394,252	266,578	172,390	92,259	52,082
Income from operations	149,308	125,513	66,148	39,897	44,400
Other income (expense), net:
Interest expense	(3,152)	(6,280)	(7,119)	(7,057)	(6,417)
Other income (expense), net	(147)	2,275	(754)	135	(357)
Total other income (expense), net	(3,299)	(4,005)	(7,873)	(6,922)	(6,774)
Income before provision for income taxes	146,009	121,508	58,275	32,975	37,626
Provision for income taxes	24,907	34,658	15,815	11,626	3,591
Net income	$121,102	$86,850	$42,460	$21,349	$34,035
Net income attributable to common stockholders:
Basic	$119,115	$68,889	$20,777	$9,622	$13,789
Diluted	$119,264	$70,524	$21,780	$9,662	$13,854
Net income per share attributable to common stockholders:
Basic	$1.81	$1.42	$0.76	$0.39	$0.65
Diluted	$1.67	$1.29	$0.72	$0.39	$0.65
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	65,964	48,427	27,320	24,711	21,176
Diluted	71,411	54,590	30,051	24,901	21,346
____________________
(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cost of revenue	$3,048	$1,535	$408	$270	$94
Research and development	25,515	14,986	5,464	2,590	992
Sales and marketing	11,454	7,643	2,985	1,078	554
General and administrative	5,286	3,455	1,302	765	334
Total stock-based compensation	$45,303	$27,619	$10,159	$4,703	$1,974

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$687,326	$240,031	$113,664	$88,655	$70,725
Working capital	739,317	535,106	73,422	130,808	98,282
Total assets	1,159,890	811,023	364,520	220,168	127,642
Total indebtedness(1)	42,546	43,634	160,213	134,277	102,068
Total deferred revenue	196,808	106,468	58,904	24,777	11,326
Total stockholders’ equity (deficit)	788,152	555,658	77,732	18,910	(8,194)
_____________
(1)Total indebtedness includes our subordinated convertible promissory notes payable to related parties, subordinated convertible promissory notes payable to third parties, accrued interest payable on the notes and our lease financing obligations.

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
Overview
We are a leading supplier of cloud networking solutions that use software innovations to address the needs of large-scale Internet companies, cloud service providers and next-generation data centers for enterprise support. Our cloud networking solutions consist of our Extensible Operating System, or EOS, a set of network applications and our Ethernet switches. Our cloud networking solutions deliver industry-leading performance, scalability, availability, programmability, automation and visibility. At the core of our cloud networking platform is EOS, which was purpose-built to be fully programmable and highly modular. The programmability of EOS has allowed us to create a set of software applications that address the requirements of cloud networking, including workflow automation, network visibility and analytics, and has also allowed us to rapidly integrate with a wide range of third-party applications for virtualization, management, automation, orchestration and network services.
We were founded in 2004 to address the limitations of legacy networking products and to create a cloud networking platform that is open and programmable. From 2004 to 2008, our activities were focused on the development of our software, which resulted in the commercial release of our first product, the 7100 Series switches based on our EOS software, in 2008. Since then, we have continued to introduce new products utilizing EOS, including our 7500 Series switch and our 7050 Series switch in 2010, the second generation of our 7500 Series switch, called the 7500E modular switch, in May 2013, our 7300 Series switch in November 2013, our 7280E in July 2014. In December 2014, we introduced our EOS+ software platform for networking programmability and automation, and in June 2015 we introduced CloudVision, a network-wide approach for workload orchestration and workflow automation. In September 2015, we introduced our Macro Segmentation Services (“MSS”) to provide automated insertion of security and other in-line layer 4-7 services within any software driven cloud networking infrastructure. MSS has been endorsed by many of our technology alliance ecosystem partners with whom we are currently partnering with to deliver MSS platform support. We also introduced our first 10/25/40/50/100G switches with our 7060, 7260 and 7320 series switches.
As of December 31, 2015, we have shipped more than five million switch ports. We have experienced rapid revenue growth over the last several years, increasing our revenue at a compound annual growth rate of 56.4% from 2011 to 2015. As we have grown the functionality of our EOS software, expanded the range of our switching portfolio and increased the size of our sales force, our revenue has continued to grow rapidly. To support our customers and revenue growth, we have expanded our international presence to include 20 foreign subsidiaries as of December 31, 2015 including for example Australia, Canada, France, Germany, India, Ireland, Japan, South Korea and the United Kingdom. Our revenue for the year ended December 31, 2015 was $837.6 million an increase of 43.4%, compared to the same period in 2014. We have been profitable and cash flow positive for each year since 2010.
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
Since shipping our first products in 2008, our cumulative end-customer base has grown rapidly. Between December 31, 2011 and December 31, 2015, our cumulative end-customer base grew from approximately 1,100 to over 3,700. Our end customers span a range of industries and include large Internet companies, service providers, financial services organizations, government agencies, media and entertainment companies and others.
To continue to grow our revenue, it is important that we both obtain new customers and sell additional products to existing customers. Our development model is focused on the development of new products based on our EOS software and enhancements to EOS. We engineer our products to be agnostic to the underlying merchant silicon architecture. Today, we combine our EOS software with merchant silicon into a family of switching products. This enables us to focus our research and development resources on our software core competencies and to leverage the investments made by merchant silicon vendors to achieve cost-effective solutions. We currently procure certain merchant silicon components from multiple vendors, and we continue to expand our relationships with these and other vendors. We work closely with third party contract manufacturers to manufacture our products. Our contract manufacturers deliver our products to our third party direct fulfillment facilities where our EOS software is installed on our products.  We and our fulfillment partners then perform labeling, final configuration, quality assurance testing and shipment to our customers.
We market and sell our products through both our direct sales force and our channel partners, including distributors, value-added resellers, system integrators, original equipment manufacturer, or “OEM”, partners and in conjunction with various technology partners. To facilitate channel coordination and increase productivity, we have created a partner program, the Arista Partner Program, to engage partners who provide value-added services and extend our reach into the marketplace. Authorized training partners provide technical training to our channel partners. Our partners commonly receive an order from an end customer prior to placing an order with us, and we confirm the identification of the end customer prior to accepting such orders. Our partners generally do not stock inventory received from us. Our sales organization is supported by systems engineers with deep technical expertise and responsibility for pre-sales technical support and engineering for our end customers. Each sales team is responsible for a geographic territory, has responsibility for a number of major direct end-customer accounts or has assigned accounts in a specific vertical market. During the years ended December 31, 2015, 2014, and 2013, 77.3%, 79.7%, and 82.9% of our revenue was generated from the Americas, substantially all from the U.S., 15.3%, 12.8%, and 11.2% from Europe, the Middle East and Africa and 7.4%, 7.5%, and 5.9% from the Asia-Pacific region, respectively.
Factors Affecting Our Performance
We believe that our future success will depend on many factors, including our ability to expand sales to our existing customers as well as to add new end customers. While these areas present significant opportunity, they also present risks that we must manage to ensure successful results. See the section titled “Risk Factors.” Additionally, we face intense competition especially from larger, well-established companies, and we must continue to expand the capabilities of our cloud networking platform to succeed in our market. We are also currently engaged in lawsuits with Cisco, our largest competitor whereby they claim that we have infringed their intellectual property rights.  We intend to vigorously defend against these Cisco lawsuits as summarized in the Legal Proceedings section below. However, we cannot be certain that any claims by Cisco would be resolved in our favor.  If we are unable to address these challenges, our business could be adversely affected.
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
Expanding Sales to Existing Customer Base. We expect that a substantial portion of our future sales will be follow-on sales to existing end customers. As noted above, one of our sales strategies is to target specific projects at our current end customers because they are familiar with the operational and economic benefits of our cloud networking solutions, thereby reducing the sales cycle into these customers. We believe this opportunity with current end customers to be significant given their existing and expected infrastructure spend. We expect our business and results of operations will depend on our ability to sell additional products to our growing base of customers.
Adding New End Customers. We believe that the cloud networking market is still in the early stages of adoption. We intend to target new end customers by continuing to invest in our field sales force and extending our relationships with channel, technology and system-level partners. To date, we have primarily targeted end customers with the largest cloud data centers. A typical initial order involves the education of prospective customers about the technical merits and capabilities and potential cost savings of our products as compared to our competitors’ products. Our results of operations will depend on our ability to continue to add new customers. We believe that customer references have been, and will continue to be, an important factor in winning new business with special emphasis on four key verticals: the cloud titans, financial services, service and internet hosting providers and high tech enterprises.
Selling More Complex and Higher-Performance Configurations. Our results of operations have been, and we believe will continue to be, affected by our ability to sell more complex and higher-performance configurations of our products. Our ability to sustain our revenue growth will depend, in part, upon our continued sales of these more robust configurations, and quarterly results of operations can be significantly impacted by the mix of products and product configurations sold during the period.
Leveraging Channel Partners. We expect to continue to derive a growing portion of our sales through our channel partners as they develop new end customers and expand sales to our existing end customers. We plan to continue to invest in our network of channel partners to enable them to reach new end customers more effectively, increase sales to existing customers and provide services and support effectively. We believe that increasing channel leverage will extend and improve our engagement with a broad set of customers.
Investing in Research and Development for Growth. We believe that the market for cloud networking is still in the early stages of adoption and we intend to continue investing for long-term growth. We expect to continue to invest heavily in software development in order to expand the capabilities of our cloud networking platform, introduce new products including new releases and upgrades to our EOS software and new applications building upon our technology leadership. We believe one of our greatest strengths lies in the speed of our product development efforts. By investing in research and development, we believe we will be well positioned to continue our rapid growth and take advantage of our large market opportunity. We expect that our results of operations will be impacted by the timing and size of these product development investments.
Customer Concentration and Timing of Large Orders. Historically, large purchases by a relatively limited number of end customers have accounted for significant portion of our revenue. During the years ended December 31, 2015, 2014, and 2013, our largest end customer accounted for 12.0%, 14.9%, and 21.9% of our revenue, respectively. We have also experienced and continue to experience customer concentration on a quarterly basis. In addition, we have experienced increases in the size of our orders, including orders from existing customers, which could result in future increased customer concentration, depending on the timing of the fulfillment of those orders. We have also experienced unpredictability in the timing of large orders, especially with respect to our large end customers, due to the complexity of orders, the time it takes end customers to evaluate, test, qualify and accept our products and factors specific to our end customers. Due to these factors, we expect continued variability in our customer concentration and timing of sales on a quarterly and annual basis. In addition, we have provided, and may in the future provide, pricing discounts to large end customers, which may result in lower margins for the period in which such sales occur. Our gross margins may also fluctuate as a result of the timing of such sales to large end customers.

Basis of Presentation
Revenue
We generate revenue primarily from sales of our switching products which incorporate our EOS software. We also derive a portion of our revenue from sales of post contract support, or PCS, and to a lesser extent professional services. We generate PCS revenue from sales of technical support services contracts that are typically purchased in conjunction with our products and subsequent renewals of those contracts. We offer PCS services under renewable, fee-based contracts, which include 24-hour technical support, hardware repair and replacement parts, bug fixes, patches and unspecified upgrades on a when-and-if available basis. We expect our revenue may vary from period to period based on, among other things, the timing and size of orders, the delivery and acceptance of products, the impact of significant transactions with unique terms and conditions that may require deferral of revenue and cyclicality of orders being placed by our customers. Additionally, we expect PCS revenue to increase in absolute dollars as we expand our installed base. Our ability to expand our installed base and increase our revenue is subject to numerous risks and uncertainties. See the section titled “Risk Factors.” We report revenue net of sales taxes.
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

General and Administrative Expenses
General and administrative expenses consist primarily of personnel costs, legal and professional fees, and an allocated portion of facility and IT costs and depreciation. General and administrative personnel costs include those for our executive, finance, IT, human resources and legal functions. Our professional fees consist primarily of accounting, external legal and IT and other consulting costs. Refer to the discussion under “Legal Proceedings” subheading in Note 5. Commitments and Contingencies of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for information related to pending litigation.
Other Income (Expense), Net
Interest Expense
Interest expense consists of interest expense on our subordinated convertible promissory notes, including our related party subordinated convertible promissory notes which were converted during fiscal 2014 and interest expense from our lease financing obligation.
Other Income (Expense)
Other income (expense) consists of gains on investments, write-offs of debt discount on notes payable which were repaid and converted during fiscal 2014, and foreign currency exchange gains and losses. Our foreign currency exchange gains and losses relate to transactions and asset and liability balances denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.
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

Results of Operations
The following table summarizes historical results of operations for the periods presented and as a percentage of revenue for those periods. We have derived the data for the years ended December 31, 2015, 2014 and 2013 from our consolidated financial statements included elsewhere in thus Form 10-K (in thousands, except for percentage of revenue).

	Year Ended December 31,
	2015	2014	2013
Consolidated Statements of Operations Data:
Revenue:
Product	$744,877	$531,543	$331,687
Service	92,714	52,563	29,537
Total revenue	837,591	584,106	361,224
Cost of revenue (1):
Product	263,585	174,004	112,958
Service	30,446	18,011	9,728
Total cost of revenue	294,031	192,015	122,686
Gross profit	543,560	392,091	238,538
Operating expenses (1):
Research and development	209,448	148,909	98,587
Sales and marketing	109,084	85,338	55,115
General and administrative	75,720	32,331	18,688
Total operating expenses	394,252	266,578	172,390
Income from operations	149,308	125,513	66,148
Interest expense	(3,152)	(6,280)	(7,119)
Other income (expense), net	(147)	2,275	(754)
Total Other income (expense), net	(3,299)	(4,005)	(7,873)
Income before provision for income taxes	146,009	121,508	58,275
Provision for income taxes	24,907	34,658	15,815
Net income	$121,102	$86,850	$42,460
(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2015	2014	2013
Stock-Based Compensation Expense:
Cost of revenue	$3,048	$1,535	$408
Research and development	25,515	14,986	5,464
Sales and marketing	11,454	7,643	2,985
General and administrative	5,286	3,455	1,302
Total stock-based compensation	$45,303	$27,619	$10,159

	Year Ended December 31,
	2015	2014	2013
	(as a percentage of revenue)
Revenue:
Product	88.9%	91.0%	91.8%
Service	11.1	9.0	8.2
Total revenue	100.0	100.0	100.0
Cost of revenue:
Product	31.5	29.8	31.3
Service	3.6	3.1	2.7
Total cost of revenue	35.1	32.9	34.0
Gross margin	64.9	67.1	66.0
Operating expenses:
Research and development	25.0	25.5	27.3
Sales and marketing	13.0	14.6	15.3
General and administrative	9.0	5.5	5.2
Total operating expenses	47.0	45.6	47.8
Income from operations	17.9	21.5	18.2
Interest expense	(0.4)	(1.1)	(2.0)
Other income (expense), net	0.0	0.4	(0.2)
Total other income (expense), net	(0.4)	(0.7)	(2.2)
Income before provision for income taxes	17.5	20.8	16.0
Provision for income taxes	3.0	5.9	4.4
Net income	14.5%	14.9%	11.6%

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenue, Cost of Revenue and Gross Profit (in thousands, except percentages)

	Year Ended December 31,
	2015		2014		Change in
	$	% of revenue	$	% of revenue	$	%
Revenue
Product	$744,877	88.9%	$531,543	91.0%	$213,334	40.1%
Service	92,714	11.1	52,563	9.0	40,151	76.4
Total revenue	837,591	100.0	584,106	100.0	253,485	43.4
Cost of revenue
Product	263,585	31.5	174,004	29.8	89,581	51.5
Service	30,446	3.6	18,011	3.1	12,435	69.0
Total cost of revenue	294,031	35.1	192,015	32.9	102,016	53.1
Gross profit	$543,560	64.9%	$392,091	67.1%	$151,469	38.6%
Gross margin	64.9%		67.1%
Revenue. Product revenue increased 40.1% in the year ended December 31, 2015 compared to 2014. We increased shipments to our existing customers during the year as they continued to grow their businesses and increase their demand for our switch products and related accessories. In addition, we continued to add new customers as we expanded our market presence and geographic footprint. Service revenue increased 76.4% in the year ended December 31, 2015 with growth in initial and renewal support contracts as our customer installed base continued to expand. We also continued to experience fluctuations in product and service pricing due to competitive market pressures. However, these were more than offset by the increased demand drivers outlined above.
Cost of Revenue and Gross Margin. Gross margin decreased from 67.1% to 64.9% for the year ended December 31, 2015 compared to the same period in 2014. This decrease in 2015 was primarily due to increased inventory-related obsolescence charges associated with upcoming product transitions and higher warranty costs, in addition to a greater mix of revenue from larger customers who typically receive higher discounts.
Operating Expenses (in thousands, except percentages)

	Year Ended December 31,
	2015		2014		Change in
	$	% of revenue	$	% of revenue	$	%
Operating expenses:
Research and development	$209,448	25.0%	$148,909	25.5%	$60,539	40.7%
Sales and marketing	109,084	13.0	85,338	14.6	23,746	27.8
General and administrative	75,720	9.0	32,331	5.5	43,389	134.2
Total operating expenses	$394,252	47.0%	$266,578	45.6%	$127,674	47.9%
Research and development. Research and development expenses increased $60.5 million, or 40.7%, for the year ended December 31, 2015 compared to the same period in 2014. The increase was primarily due to an increase in personnel costs of $33.3 million, resulting from increases in headcount, stock based compensation as well as additional bonus expense under our corporate bonus plan. Prototype spend and third-party engineering and consulting costs increased by $14.2 million, and facilities and IT infrastructure costs increased $8.6 million due to new product introductions and the continued expansion and support of our research and development activities.
Sales and marketing. Sales and marketing expenses increased $23.7 million, or 27.8%, for the year ended December 31, 2015 compared to the same period in 2014. The increase was primarily due to an increase in personnel costs of $17.0 million, resulting from increased headcount and additional sales commissions. The increase also related to additional product field demonstration costs of $6.0 million.
General and administrative. General and administrative expenses increased $43.4 million, or 134.2%, for the year ended December 31, 2015 compared to the same period in 2014. The increase was due to an increase in legal fees of $39.8 million primarily related to the Cisco and OptumSoft legal matters outlined in Note 5 to the Consolidated Financial Statements. In addition, personnel costs increased by $4.1 million reflecting additional bonus cost under our corporate bonus program and increased stock-based compensation charges during 2015.

Other Income (Expense), Net (in thousands, except percentages)

	Year Ended December 31,		Change in
	2015	2014	$	%
Other income (expense), net:
Interest expense	$(3,152)	$(6,280)	$3,128	(49.8)%
Other income (expense), net	(147)	2,275	(2,422)	(106.5)
Total other income (expense), net	$(3,299)	$(4,005)	$706	(17.6)%
Interest expense. The reduction in interest expense during the year ended December 31, 2015 compared to the same period in 2014 is primarily related to repayment and conversion of our notes payable upon closing of our initial public offering during the second quarter of 2014.
Other income (expense), net. The unfavorable change in other income (expense), net during the year ended December 31, 2015, compared to the same period in 2014 was primarily due to a one-time gain on our notes receivable of $4.0 million in 2014, partially offset by a $0.7 million write-off related to the debt discount on notes payable during the second quarter of 2014, and a reduction in transactional exchange rate losses during 2015.
Provision for Income Taxes (in thousands, except percentages)

	Year Ended December 31,		Change in
	2015	2014	$	%
Provision for income taxes	$24,907	$34,658	$(9,751)	(28.1)%
Effective tax rate	17.1%	28.5%
Provision for income taxes was approximately $24.9 million and $34.7 million for the year ended December 31, 2015 and 2014, respectively. The change in our provision was the result of an increase in profit before income taxes, offset by a decrease due to foreign mix earnings taxed at a lower rate than the US tax rate, release of reserves due to expiration of the statute of limitations in certain domestic jurisdictions, and reinstatement of the federal research and development ("R&D") credit.
The R&D credit, which was made permanent under Protecting Americans from Tax Hikes (PATH) Act, signed into law on December 18, 2015. The impact of the 2015 federal R&D tax credit benefit was recorded in the fourth quarter of the year ended December 31, 2015.

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
Revenue. Revenue increased $222.9 million, or 61.7%, for the year ended December 31, 2014 compared to 2013. The increase in revenue was predominately driven by increased product shipments to existing customers due to increased demand for our switch products and related accessories. In addition, our cumulative number of customers grew approximately 33% from December 31, 2013 to December 31, 2014 as we continued to broaden our market penetration.
Cost of Revenue and Gross Margin. Gross margin increased from 66.0% for the year ended December 31, 2013 to 67.1% for 2014. The increase in gross margin was primarily the result of specific warranty and excess and obsolete inventory-related charges of $10.3 million recorded in 2013 that did not recur in 2014. To a lesser extent, gross margin in 2014 was negatively impacted by a decrease in product margins due to a higher revenue mix from larger customers who typically receive higher volume discounts.

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
Sales and marketing. Sales and marketing expenses increased $30.2 million, or 54.8%, for the year ended December 31, 2014 compared to 2013. The increase was primarily due to an increase in personnel costs of $23.4 million, resulting from an increase of 45 employees (a 23.0% increase) from December 31, 2013 to December 31, 2014, as well as an increase in sales commissions resulting from higher sales volume. The increase was also due to an increase of $3.7 million in product demonstrations, expenses incurred to expand our sales engineering labs to support our growing customer base, consulting expenses.
General and administrative. General and administrative expenses increased $13.6 million, or 73.0%, for the year ended December 31, 2014 compared to 2013. The increase was primarily due to an increase in personnel costs of $5.7 million, resulting from an increase of 17 employees (a 29.8% increase) from December 31, 2013 to December 31, 2014, and additional expenses under our corporate bonus plan. We also incurred higher professional service fees of $3.7 million related to outside legal, accounting and consulting services to support increased business activity, litigation and public-company activities. The increase was also attributable to higher insurance expense and franchise taxes of $1.5 million associated with being a public company, and a $1.0 million charitable donation through a fund established by the Company in 2014.
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
Provision for income taxes was approximately $34.7 million and $15.8 million for the years ended December 31, 2014 and 2013, respectively. Provision for income taxes increased $18.8 million, or 119.1%, for the year ended December 31, 2014 compared to 2013. The change in our provision for income taxes was primarily due to an increase in profit before income tax. The change in the effective tax rate was a result of the geographical distribution of the earnings, the federal R&D tax credit for 2014 including only a current year benefit, as compared to a two-year federal R&D tax credit benefit for 2013, and an increase in state taxes.

The effective tax rate for the year ended December 31, 2014 included the impact of the reinstatement of the 2014 R&D credit. The impact of the 2014 Federal R&D tax credit benefit was recorded in the fourth quarter of the year ended December 31, 2014. The effective tax rate for the year ended December 31, 2013 included the impact of the reinstatement of the 2013 and 2012 Federal R&D tax credits.
Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents, marketable securities, and cash generated from operations. As of December 31, 2015, cash and cash equivalents were $687.3 million, of which approximately $41.6 million was held outside the U.S. in our foreign subsidiaries. We have not repatriated nor do we currently have plans to repatriate these funds, but if we were to repatriate cash held outside of the U.S. for domestic cash operations, we would be required to accrue and pay U.S. income taxes to repatriate these funds less any previously paid foreign income taxes. We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2015 to be indefinitely reinvested, and, accordingly, no U.S. income taxes have been provided thereon.
Our cash and cash equivalents and marketable securities are held for working capital purposes. We plan to continue to invest for long-term growth. We believe that our existing cash and cash equivalents together with cash flow from operations will be sufficient to meet our working capital requirements and our growth strategies for the foreseeable future. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced product and service offerings, our costs and access to outsourcing our manufacturing, our costs related to investing in or acquiring complementary or strategic businesses and technologies, the continued market acceptance of our products, and costs incurred related to outstanding litigation claims. If we require or elect to seek additional capital through debt or equity financing in the future, we may not be able to raise capital on terms acceptable to us or at all. If we are required and unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.

Cash Flows

	December 31,
	2015	2014
	(in thousands)
Cash and cash equivalents	$687,326	$240,031

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash provided by operating activities	$200,533	$131,875	$34,648
Cash provided by (used in) investing activities	184,170	(249,362)	(19,491)
Cash provided by financing activities	63,105	243,978	9,886
Effect of exchange rate changes	(513)	(124)	(34)
Net increase in cash and cash equivalents	$447,295	$126,367	$25,009
Cash Flows from Operating Activities
Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by increased sales and timing of collections. Our primary uses of cash from operating activities have been for personnel costs, inventory purchases from our contract manufacturer, investment in research and development, and litigation expenses.
During the year ended December 31, 2015, cash provided by operating activities was $200.5 million, primarily from net income of $121.1 million, net non-cash charges of ($1.2) million, and a net increase in cash from changes in our operating assets and liabilities of $80.6 million. The net increase in cash from changes in operating assets and liabilities was primarily due to an increase in deferred revenue of $90.3 million, largely related to short and long-term services contracts and product revenue deferrals related to contracts with acceptance terms. In addition, we experienced an increase in cash of $32.0 million from income taxes payable and an increase in our accounts payable and accrued liabilities of $29.4 million due to the timing of payments. These operating liability increases were offset by an increase in our accounts receivable of $47.3 million resulting from an increase in sales during the period. In addition, inventory increased $14.1 million during the period due to higher shipment volume, and prepaid expenses and current assets increased $7.8 million in the period.
During the year ended December 31, 2014, cash provided by operating activities was $131.9 million primarily from net income of $86.9 million, net non-cash charges of $11.0 million, and an increase of $33.2 million due to changes in our operating assets and liabilities. The increase in cash from operating assets and liabilities was primarily due an increase in deferred revenue of $47.6 million resulting from the increase in sales, an increase in accrued liabilities of $18.9 million largely related to our payroll and corporate bonus plan and an increase in accounts payable of $14.0 million due to the timing of our payments, partially offset by a reduction in cash from an increase in accounts receivable of $19.0 million from higher products shipments, an increase in inventories of $13.4 million to meet our customer demand, an increase of $15.3 million in cash paid for income taxes, and supplier rebates receivable resulting from our increased inventory purchases.
During the year ended December 31, 2013, cash provided by operating activities was $34.6 million, primarily from net income of $42.5 million and non-cash charges of $6.6 million, partially offset by a decrease of $14.6 million due to changes in our operating assets and liabilities. The decrease in cash from operating assets and liabilities was primarily due to a $49.2 million increase in inventory for anticipated growth in our business, a $28.1 million increase in accounts receivable due to an increase in sales partially offset by an increase in cash from a $3.0 million decrease in prepaid expenses and other current assets, partially offset by an increase in cash from a $3.9 million increase in accounts payable primarily attributable to the timing of payments, a $12.0 million increase in accrued liabilities attributable to higher warranty liabilities and higher accrued personnel costs due to growth in headcount, a $34.1 million increase in deferred revenue due to increased sales and a $6.0 million increase in interest payable attributable to our outstanding convertible promissory notes, including our related party convertible promissory notes.
Cash Flows from Investing Activities
Our investing activities have consisted primarily of capital expenditures and net investment purchases of available for sale marketable securities. We expect to continue investing in these activities to support the continued growth of our business.
During the year ended December 31, 2015, cash provided by investing activities was $184.2 million, consisting of proceeds from the maturity of available-for-sale securities of $208.2 million, offset by purchases of property, equipment and other assets of $19.2 million and increase in restricted cash of $4.0 million related to a security deposit required for a facility lease.
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
Cash Flows from Financing Activities
During the year ended December 31, 2015, cash provided by financing activities was $63.1 million, consisting primarily of the excess tax benefit associated with equity incentive plans of $37.3 million, proceeds from the exercise of stock options, net of repurchases of $17.8 million and the proceeds from the issuance of common stock from our ESPP of $9.4 million.
During the year ended December 31, 2014, cash provided by financing activities was $244.0 million, consisting primarily of net proceeds raised from our initial public offering of $239.3 million, proceeds from the exercise of stock options, net of repurchases of $8.0 million and excess tax benefits from our equity incentive plans amounting to $17.4 million. These proceeds were partially offset by the repayment of our notes payable of $20.0 million.
During the year ended December 31, 2013, cash provided by financing activities was $9.9 million, consisting primarily of proceeds from the exercise of stock options, net of repurchases, amounting to $9.0 million and excess tax benefits associated with our equity incentive plans amounting to $0.9 million.
Off-Balance Sheet Arrangements
As of December 31, 2015, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
Our contractual commitments will have an impact on our future liquidity. Our contractual obligations represent material expected or contractually committed future obligations with terms in excess of one year. We believe that we will be able to fund these obligations through cash generated from operations and from our existing cash balances.

The following summarizes our contractual obligations and commitments as of December 31, 2015 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Financing lease obligation(1)	$49,380	$5,754	$12,047	$12,769	$18,810
Operating lease obligations	52,083	6,307	12,937	11,389	21,450
Non-cancelable purchase obligations	43,902	43,902	—	—
Total	$145,365	$55,963	$24,984	$24,158	$40,260
_________________
(1) Includes interest and land lease
The contractual obligation table above excludes tax liabilities of $14.3 million related to uncertain tax positions because we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.
Critical Accounting Policies and Estimates
We have prepared our consolidated financial statements in accordance with GAAP and include our accounts and the accounts of our wholly owned subsidiaries. The preparation of these consolidated financial statements requires our management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the applicable periods. We base our estimates, assumptions and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which, in turn, could change the results from those reported. We evaluate our estimates, assumptions and judgments on an ongoing basis. The critical accounting estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements are the following:
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

•
Delivery or performance has occurred. We use shipping documents or written evidence of customer acceptance, when applicable, to verify delivery or performance. We recognize product revenue upon transfer of title and risk of loss, which primarily is upon shipment to customers. We generally do not have significant obligations for future performance, rights of return, or pricing credits associated with our product sales. In instances where substantive acceptance provisions are specified in the customer arrangement, revenue is deferred until all acceptance criteria have been met.

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
We account for multiple agreements with a single partner as 1 arrangement if the contractual terms and/or substance of those agreements indicate that they may be so closely related that they are, in effect, parts of a single arrangement.
We may occasionally accept returns to address customer satisfaction issues even though there is no contractual provision for such returns. We estimate returns for sales to customers based on historical returns rates applied against current-period gross revenues. Specific customer returns and allowances are considered when determining our sales return reserve estimate.
Inventory Valuation and Contract Manufacturer/Supplier Liabilities
Inventories primarily consist of finished goods purchased from third party contract manufacturers and are stated at the lower of cost (computed using the first-in, first-out method) or market value. Manufacturing overhead costs and inbound shipping costs are included in the cost of inventory.  In addition, we purchase strategic component inventory from certain suppliers under purchase commitments that in some cases are non-cancelable, including integrated circuits, which are held by our contract manufacturers.  We record a provision when inventory is determined to be in excess of anticipated demand, or obsolete, to adjust inventory to its estimated realizable value.  We also record a liability for non-cancelable, non-returnable purchase commitments with our component inventory suppliers for quantities in excess of our demand forecasts or that are considered obsolete.
Our contract manufacturers procure components and assemble products on our behalf based on our forecasts.  We generally incur a liability when the contract manufacturer has converted the component inventory to a finished product.  Historically, we have reimbursed our contract manufacturer for component inventory that has been rendered excess or obsolete due to manufacturing and engineering change orders resulting from design changes, or in cases where inventory levels greatly exceed our forecasts.
We use significant judgment in establishing our forecasts of future demand and obsolete material exposures. These estimates depend on our assessment of current and expected orders from our customers, product development plans and current sales levels. If actual market conditions are less favorable than those projected by management, which may be caused by factors within and outside of our control, we may be required to increase our inventory write-downs and liabilities to our contract manufacturers and suppliers, which could have an adverse impact on our gross margins and profitability. We regularly evaluate our exposure for inventory write-downs and adequacy of our contract manufacturer liabilities.
Warranty
We offer a one-year warranty on all of our hardware products and a 90-day warranty against defects in the software embedded in the products. We use judgment and estimates when determining warranty costs based on historical costs to replace product returns within the warranty period at the time we recognize revenue. We accrue for potential warranty claims at the time of shipment as a component of cost of revenues based on historical experience and other relevant information. We reserve for specifically identified products if and when we determine we have a systemic product failure. Although we engage in extensive product quality programs, if actual product failure rates or use of materials differ from estimates, additional warranty costs may be incurred, which could reduce our gross margin. The accrued warranty liability is recorded in accrued liabilities in the accompanying consolidated balance sheets.
Stock-Based Compensation
Compensation expense related to stock-based transactions, including stock options, restricted stock units ("RSUs"), restricted stock awards (“RSAs”), and stock purchase rights under our employee stock purchase program is measured and recognized in the financial statements based on the estimated fair value of the equity granted. Stock-based compensation expense is generally recognized on a straight-line basis, net of estimated forfeitures, over the requisite service periods of the awards, which typically ranges from two to five years. The assumptions used in our option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. These assumptions and estimates are as follows:
Fair Value of Common Stock
The fair value of each stock-based award and option is estimated on the grant date using the Black-Scholes-Merton option-pricing model. This model requires the input of subjective assumptions, including the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates and the expected dividend yield of our common stock. RSUs are measured based on the fair market values of the underlying stock on the dates of grant. Prior to our initial public offering, we estimated the fair value of common stock, based on numerous subjective and objective factors at each grant date.
Expected Term
The expected term represents the period that our equity grants are expected to be outstanding. For option grants that are considered to be “simple,” we used the simplified method to determine the expected term which calculates the expected term as the average of the time-to-vesting and the contractual life of the options. For option grants that are not considered “simple,” the expected term is based on historical option exercise behavior and post-vesting cancellations of options by employees. For ESPP grants, the expected term is based on the length of the offering period, which is typically 24 months.
Expected Volatility
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
Risk-Free Interest Rate
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal or equivalent to the option’s remaining expected term.
Dividend Yield
The expected dividend assumption is based on our current expectations about our anticipated dividend policy. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.
In addition to the assumptions used above, we must also estimate a forfeiture rate to calculate the stock-based compensation expense for our awards. Our forfeiture rate is based on an analysis of our actual forfeitures. We continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. Changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimates, which could materially impact our future stock-based compensation expense.
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
Loss Contingencies
In the ordinary course of business, we are a party to claims and legal proceedings including matters relating to commercial, employee relations, business practices and intellectual property. In assessing loss contingencies, we use significant judgment and assumptions to estimate the likelihood of loss, impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss. We record a provision for contingent losses when it is both probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We will record a charge equal to the minimum estimated liability for litigation costs or a loss contingency only when both of the following conditions are met: (i) information available prior to issuance of our consolidated financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.
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
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Substantially all of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the U.S. and to a lesser extent in Europe and Asia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of an immediate 10% adverse change in foreign exchange rates on monetary assets and liabilities at December 31, 2015 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements. While we have not engaged in the hedging of our foreign currency transactions to date, we may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar.
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and available-for-sale marketable securities. Our cash and cash equivalents are held in cash deposits, money market funds with maturities of less than 90 days from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the U.S. However, because of the conservative and short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our consolidated financial statements.
As of December 31, 2015, we had no investments in available-for-sale marketable securities. The effect of an immediate 10% change in interest rates at December 31, 2015 would not have a material adverse impact on our future operating results and cash flows.
Investments in Privately Held Companies
We have invested in privately held companies in 2014. These investments are recorded in investments, non-current in our consolidated balance sheets and are accounted for using the cost method. As of December 31, 2015, the total carrying amount of our investments in privately held companies was $33.6 million. Some of the privately held companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately held companies is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Arista Networks, Inc.

We have audited the accompanying consolidated balance sheets of Arista Networks, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arista Networks, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arista Networks, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Redwood City, California
February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Arista Networks, Inc.

We have audited Arista Networks, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“the COSO criteria”). Arista Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Arista Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of Arista Networks, Inc. and our report dated February 25, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Redwood City, California
February 25, 2016

ARISTA NETWORKS, INC.
Consolidated Balance Sheets
(In thousands, except par value)

	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$687,326	$240,031
Marketable securities	—	209,426
Accounts receivable, net of allowances of $1,529 and $3,094, respectively	144,263	96,982
Inventories	92,129	78,006
Deferred tax assets	—	12,252
Prepaid expenses and other current assets	50,610	42,782
Total current assets	974,328	679,479
Property and equipment, net	79,706	71,558
Investments	36,636	36,636
Deferred tax assets	48,429	11,510
Other assets	20,791	11,840
TOTAL ASSETS	$1,159,890	$811,023
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$43,966	$32,428
Accrued liabilities	60,971	40,369
Deferred revenue	122,049	60,327
Other current liabilities	8,025	11,249
Total current liabilities	235,011	144,373
Income taxes payable	14,060	17,323
Lease financing obligations, non-current	41,210	42,547
Deferred revenue, non-current	74,759	46,141
Other long-term liabilities	6,698	4,981
TOTAL LIABILITIES	371,738	255,365
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100,000 shares authorized, no shares issued and outstanding as of December 31, 2015 and 2014	—	—
Common stock, $0.0001 par value—1,000,000 shares authorized as of December 31, 2015 and 2014; 68,132 and 65,528 shares issued and outstanding as of December 31, 2015 and December 31, 2014	7	7
Additional paid-in capital	537,904	426,171
Retained earnings	250,916	129,814
Accumulated other comprehensive loss	(675)	(334)
TOTAL STOCKHOLDERS’ EQUITY	788,152	555,658
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,159,890	$811,023
The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Product	$744,877	$531,543	$331,687
Service	92,714	52,563	29,537
Total revenue	837,591	584,106	361,224
Cost of revenue:
Product	263,585	174,004	112,958
Service	30,446	18,011	9,728
Total cost of revenue	294,031	192,015	122,686
Gross profit	543,560	392,091	238,538
Operating expenses:
Research and development	209,448	148,909	98,587
Sales and marketing	109,084	85,338	55,115
General and administrative	75,720	32,331	18,688
Total operating expenses	394,252	266,578	172,390
Income from operations	149,308	125,513	66,148
Other income (expense), net:
Interest expense—related party	—	(782)	(1,739)
Interest expense	(3,152)	(5,498)	(5,380)
Other income (expense), net	(147)	2,275	(754)
Total other income (expense), net	(3,299)	(4,005)	(7,873)
Income before provision for income taxes	146,009	121,508	58,275
Provision for income taxes	24,907	34,658	15,815
Net income	$121,102	$86,850	$42,460
Net income attributable to common stockholders:
Basic	$119,115	$68,889	$20,777
Diluted	$119,264	$70,524	$21,780
Net income per share attributable to common stockholders:
Basic	$1.81	$1.42	$0.76
Diluted	$1.67	$1.29	$0.72
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	65,964	48,427	27,320
Diluted	71,411	54,590	30,051

The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$121,102	$86,850	$42,460
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(494)	(217)	(2)
Change in net unrealized loss on available-for-sale securities	153	(153)	—
Other comprehensive loss	(341)	(370)	(2)
Comprehensive income	$120,761	$86,480	$42,458

The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—December 31, 2012	24,000	$5,992	30,306	$3	$12,373	$504	$38	$18,910
Net income	—	—	—	—	—	42,460	—	42,460
Other comprehensive income, net of tax	—	—	—	—	—	—	(2)	(2)
Tax benefit for equity incentive plans	—	—	—	—	552	—	—	552
Stock-based compensation	—	—	—	—	10,159	—	—	10,159
Vesting of stock options and restricted stock	—	—	—	—	4,041	—	—	4,041
Exercise of stock options, net of repurchases	—	—	1,600	—	1,453	—	—	1,453
Exercise of stock purchase rights	—	—	21	—	159	—	—	159
Balance—December 31, 2013	24,000	5,992	31,927	3	28,737	42,964	36	77,732
Net income	—	—	—	—		86,850	—	86,850
Other comprehensive income, net of tax	—	—	—	—	—	—	(370)	(370)
Issuance of common stock from initial public offering, net of offering costs	—	—	6,038	1	239,054	—	—	239,055
Conversion of convertible preferred stock into common stock upon initial public offering	(24,000)	(5,992)	24,000	3	5,989	—	—	—
Conversion of notes payable and accrued interest into common stock upon initial public offering	—	—	1,543	—	66,338	—	—	66,338
Conversion of notes payable and accrued interest, related party, into common stock upon initial public offering	—	—	701	—	30,153	—	—	30,153
Tax benefit for equity incentive plans	—	—	—	—	17,358	—	—	17,358
Stock-based compensation	—	—	—	—	27,619	—	—	27,619
Vesting of stock options and restricted stock	—	—	—	—	4,095	—	—	4,095
Exercise of stock options, net of repurchases	—	—	1,319	—	6,828	—	—	6,828
Balance—December 31, 2014	—	—	65,528	7	426,171	129,814	(334)	555,658
Net income	—	—	—	—	—	121,102		121,102
Other comprehensive loss, net of tax	—	—	—	—	—	—	(341)	(341)
Tax benefit for equity incentive plans	—	—	—	—	37,003	—	—	37,003
Stock-based compensation	—	—	—	—	45,303	—	—	45,303
Issuance of common stock in connection with employee stock purchase plan	—	—	247	—	9,366	—	—	9,366
Vesting of stock options and restricted stock	—	—	27	—	2,226	—	—	2,226
Exercise of stock options, net of repurchases	—	—	2,330	—	17,835	—	—	17,835
Balance—December 31, 2015	—	$—	68,132	$7	$537,904	$250,916	$(675)	$788,152

The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$121,102	$86,850	$42,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,671	10,021	5,044
Stock-based compensation	45,303	27,619	10,159
Deferred income taxes	(24,409)	(6,774)	(8,831)
Amortization of investment premiums	1,471	348	—
Realized gain on notes receivable	—	(4,000)	—
Amortization of debt discount	—	527	1,118
Write-off of debt discount on notes payable	—	680	—
Excess tax benefit on stock based-compensation	(37,251)	(17,436)	(882)
Changes in operating assets and liabilities:
Accounts receivable, net	(47,281)	(18,984)	(28,098)
Inventories	(14,123)	(13,425)	(49,179)
Prepaid expenses and other current assets	(7,827)	(15,257)	2,981
Other assets	(3,087)	(4,261)	(305)
Accounts payable	9,037	14,007	3,865
Accrued liabilities	20,398	18,874	11,967
Deferred revenue	90,340	47,564	34,127
Interest payable	—	(1,630)	4,501
Interest payable—related party	—	670	1,500
Income taxes payable	32,018	4,377	2,141
Other liabilities	1,171	2,105	2,080
Net cash provided by operating activities	200,533	131,875	34,648
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	—	(210,019)	—
Proceeds from marketable securities	208,200	—	—
Purchases of property and equipment	(19,989)	(13,134)	(20,316)
Proceeds from repayment of notes receivable	—	8,000	1,000
Change in restricted cash	(4,041)	4,040	—
Other investing activities	—	(38,249)	(175)
Net cash provided by (used in) investing activities	184,170	(249,362)	(19,491)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of issuance cost	(261)	239,315	—
Repayment on notes payable	—	(20,000)	—
Principal payments of lease financing obligations	(1,086)	(793)	—
Excess tax benefit on stock-based compensation	37,251	17,436	882
Proceeds from issuance of common stock upon exercising options, net of repurchases	17,835	8,020	9,004
Proceeds from issuance of common stock, employee stock purchase plan	9,366	—	—
Net cash provided by financing activities	63,105	243,978	9,886
Effect of exchange rate changes	(513)	(124)	(34)
NET INCREASE IN CASH AND CASH EQUIVALENTS	447,295	126,367	25,009
CASH AND CASH EQUIVALENTS—Beginning of year	240,031	113,664	88,655
CASH AND CASH EQUIVALENTS—End of year	$687,326	$240,031	$113,664

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$6,591	$44,770	$16,806

ARISTA NETWORKS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash paid for interest— lease financing obligation	$2,999	$2,809	$—
Cash paid for interest— notes payable	$—	$3,639	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment included in accounts payable and accrued liabilities	$3,957	$1,638	$398
Vesting of early exercised stock options and restricted stock awards	$2,226	$4,095	$4,041
Conversion of notes payable and accrued interest to common stock upon initial public offering	$—	$66,338	$—
Conversion of notes payable and accrued interest, related party, to common stock upon initial public offering	$—	$30,153	$—
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$5,992	$—
Acquisition of building with financing obligation	$—	$456	$18,718
Unpaid deferred offering costs	$—	$261	$—

The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Notes to Consolidated Financial Statements

1.    Organization and Summary of Significant Accounting Policies
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
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Arista Networks, Inc. and its wholly owned subsidiaries and are prepared in accordance with U.S. generally accepted accounting principles (GAAP). All significant intercompany accounts and transactions have been eliminated.
Certain prior period amounts have been reclassified to conform with current period presentation. Commencing in the first quarter of fiscal 2015, we have disaggregated total revenue and cost of revenue into "Product" and "Service". Commencing in the second quarter of fiscal 2015, we have reclassified deferred cost of revenue from inventories to other current assets as the balance does not represent property available for sale or used in the production process. The change resulted in a $2.5 million reclassification between inventory and other current assets retrospectively applied to our fiscal 2014 consolidated balance sheet.
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

Concentrations of Business and Credit Risk
We work closely with third-party contract manufacturing suppliers to manufacture our products. As of December 31, 2015 and December 31, 2014, two suppliers provided substantially all of our electronic manufacturing services. Our contract manufacturing suppliers deliver our products to our third party direct fulfillment facilities where our EOS software is installed on our products.  We and our fulfillment partners then perform labeling, final configuration, quality assurance testing and shipment to our customers. Our products rely on key components, including certain integrated circuit components and power supplies, some of which our contract manufacturers purchase on our behalf from a limited number of suppliers, including certain sole source providers. We do not have guaranteed supply contracts with any of our component suppliers, and our suppliers could delay shipments or cease manufacturing such products or selling them to us at any time. If we are unable to obtain a sufficient quantity of these components on commercially reasonable terms or in a timely manner, sales of our products could be delayed or halted entirely or we may be required to redesign our products. Quality or performance failures of our products or changes in our contractors’ or vendors’ financial or business condition could disrupt our ability to supply quality products to our customers. Any of these events could result in lost sales and damage to our end-customer relationships, which would adversely impact our business, financial condition and results of operations.
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, restricted cash, and accounts receivable. Our cash, cash equivalents and restricted cash are invested in high quality financial instruments with banks and financial institutions. Such deposits may be in excess of insured limits provided on such deposits.
Our accounts receivable are unsecured and represent amounts due to us based on contractual obligations of our customers. We mitigate credit risk in respect to accounts receivable by performing ongoing credit evaluations of our customers to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, the credit limits extended and review of the invoicing terms of the arrangement. In situations where a customer may be thinly capitalized and we have limited payment history with it, we will either establish a small credit limit or require it to prepay its purchases. We generally do not require our customers to provide collateral to support accounts receivable. We have recorded an allowance for doubtful accounts for those receivables that we have determined not to be collectible. We mitigate credit risk in respect to the notes receivable by performing ongoing credit evaluations of the borrower to assess the probability of collecting all amounts due to us under the existing contractual terms.
We market and sell our products through both our direct sales force and our channel partners, including distributors, value-added resellers, system integrators and original equipment manufacturer (“OEM”) partners and in conjunction with various technology partners. Significant customers are those which represent more than 10% of our total net revenue during the period or net accounts receivable balance at each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue			Accounts Receivable
	Year Ended December 31,			December 31,
Customers	2015	2014	2013	2015	2014
Customer A	12%	15%	22%	30%	15%
Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income. Unrealized gains and losses on available-for-sale investments and foreign currency translation adjustments are included in our other comprehensive income or loss.
Cash and Cash Equivalents
We consider all highly liquid investments with stated maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with various financial institutions and highly liquid investments in money market funds. Interest is accrued as earned. We have restricted cash pledged as collateral representing a security deposit required for a facility lease. As of December 31, 2015, we had classified the restricted cash of $4.0 million as other assets in our accompanying consolidated balance sheet. We did not have any restricted cash as of December 31, 2014.

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
Accounts Receivable
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
Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We apply fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The carrying amounts reported in the consolidated financial statements approximate the fair value for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities due to their short-term nature. For certain investments where we have elected the fair value option, these investments are stated at fair value.
Assets and liabilities recorded at fair value on a recurring basis in the accompanying consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. We use a fair value hierarchy to measure fair value, maximizing the use of observable inputs and minimizing the use of unobservable inputs. The three-tiers of the fair value hierarchy are as follows:
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
Our financial instruments consist of Level I and include highly liquid money market funds that are included in cash and cash equivalents and U.S. government notes classified as marketable securities.
Foreign Currency
The functional currency of our foreign subsidiaries is either the U.S. dollar or their local currency.
Transaction re-measurement-Assets and liabilities denominated in a currency other than the foreign subsidiaries’ functional currency are re-measured into the functional currency using exchange rates in effect at the end of the reporting period, with gains and losses recorded in other income (expense), net in the consolidated statements of income. We recognized $0.5 million, $0.6 million and $0.1 million, in transaction losses for the years ended December 31, 2015, 2014 and 2013, respectively.

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
Inventory Valuation and Contract Manufacturer/Supplier Liabilities
Inventories primarily consist of finished goods purchased from third party contract manufacturers and are stated at the lower of cost (computed using the first-in, first-out method) or market value. Manufacturing overhead costs and inbound shipping costs are included in the cost of inventory.  In addition, we purchase strategic component inventory from certain suppliers under purchase commitments that in some cases are non-cancelable, including integrated circuits, which are held by our contract manufacturers.  We record a provision when inventory is determined to be in excess of anticipated demand, or obsolete, to adjust inventory to its estimated realizable value.  We also record a liability for non-cancelable, non-returnable purchase commitments with our component inventory suppliers for quantities in excess of our demand forecasts or that are considered obsolete.
Our contract manufacturers procure components and assemble products on our behalf based on our forecasts.  We generally incur a liability when the contract manufacturer has converted the component inventory to a finished product.  Historically, we have reimbursed our contract manufacturer for component inventory that has been rendered excess or obsolete due to manufacturing and engineering change orders resulting from design changes, or in cases where inventory levels greatly exceed our forecasts.
We use significant judgment in establishing our forecasts of future demand and obsolete material exposures. These estimates depend on our assessment of current and expected orders from our customers, product development plans and current sales levels. If actual market conditions are less favorable than those projected by management, which may be caused by factors within and outside of our control, we may be required to increase our inventory write-downs and liabilities to our contract manufacturers and suppliers, which could have an adverse impact on our gross margins and profitability. We regularly evaluate our exposure for inventory write-downs and adequacy of our contract manufacturer liabilities.
For the years ended December 31, 2015, 2014 and 2013, we recorded inventory write-downs of $9.0 million, $2.8 million and $5.3 million, respectively.  In addition, our contract manufacturer and supplier liabilities totaled $3.8 million and $0.3 million as of December 31, 2015 and 2014, respectively.
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
Investments
Our investments in privately-held companies are accounted for under the cost method and are included in investments, non-current in the accompanying consolidated balance sheets. Initial measurement of our investments under the cost method were recorded at historical cost which represents our initial investment in the privately-held companies.
Our unsecured promissory note receivable investment with a privately held company was recorded at cost. Interest income is recorded in other income (expense), in the accompanying consolidated statements of income at each reporting period.
Impairment of Long-Lived Assets and Investments
The carrying amounts of our long-lived assets, including property and equipment and investments in privately-held companies, are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over their remaining lives. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No impairment of any long-lived assets or investments was identified for any of the periods presented.
Loss Contingencies
In the ordinary course of business, we are a party to claims and legal proceedings including matters relating to commercial, employee relations, business practices and intellectual property. In assessing loss contingencies, we use significant judgment and assumptions to estimate the likelihood of loss, impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss. We record a provision for contingent losses when it is both probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We will record a charge equal to the minimum estimated liability for litigation costs or a loss contingency only when both of the following conditions are met: (i) information available prior to issuance of our consolidated financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.
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

•
Delivery or performance has occurred. We use shipping documents or written evidence of customer acceptance, when applicable, to verify delivery or performance. We recognize product revenue upon transfer of title and risk of loss, which primarily is upon shipment to customers. We generally do not have significant obligations for future performance, rights of return or pricing credits associated with our product sales. In instances where substantive acceptance provisions are specified in the customer arrangement, revenue is deferred until all acceptance criteria have been met.

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
Warranty
We offer a one-year warranty on all of our hardware products and a 90-day warranty against defects in the software embedded in the products. We use judgment and estimates when determining warranty costs based on historical costs to replace product returns within the warranty period at the time we recognize revenue. We accrue for potential warranty claims at the time of shipment as a component of cost of revenues based on historical experience and other relevant information. We reserve for specifically identified products if and when we determine we have a systemic product failure. Although we engage in extensive product quality programs, if actual product failure rates or use of materials differ from estimates, additional warranty costs may be incurred, which could reduce our gross margin. The accrued warranty liability is recorded in accrued liabilities in the accompanying consolidated balance sheets.
Post-Employment Benefits
We have a 401(k) Plan that covers substantially all of our employees in the U.S. For the years ended December 31, 2015, 2014 and 2013, we did not provide a discretionary company match to employee contributions.
Segment Reporting
We develop, market and sell cloud networking solutions, which consist of our Gigabit Ethernet switches and related software. We have one business activity and there are no segment managers who are held accountable for operations or operating results below the Company level. Our chief operating decision maker is our Chief Executive Officer. Our Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, we have determined that we operate as one reportable segment.
Stock-Based Compensation
Compensation expense related to stock-based transactions, including stock options, restricted stock units ("RSUs"), restricted stock awards (“RSAs”), and stock purchase rights under our employee stock purchase program is measured and recognized in the financial statements based on the fair value of the equity granted, net of estimated forfeitures. Stock-based compensation expense is generally recognized, net of forfeitures, on a straight-line basis over the requisite service periods of the awards, which typically ranges from two to five years.
    Excess tax benefits associated with stock option exercises and other equity awards are recognized in additional paid in capital. The income tax benefits resulting from stock awards that were credited to stockholders' equity were $37.0 million, $17.4 million and $0.6 million, for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The new standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires significantly expanded disclosures about revenue recognition. In July 2015, the FASB deferred the effective date of the new revenue standard by one year. The standard is now effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2017. The guidance is effective for us beginning in our first quarter of fiscal 2018. Early adoption would be permitted for all entities but not until the fiscal year beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The retrospective method requires a retrospective approach to each prior reporting period presented with the option to elect certain practical expedients as defined within the guidance. The cumulative approach requires a retrospective approach with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures as defined per the guidance. We are currently reviewing the provisions of the standard and have not yet selected a transition method nor have we determined the effect of the standard on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software, which clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software. A cloud computing arrangement would include a software license if (1) the customer has a contractual right to take possession of the software at any time during the hosting period without significant penalty and (2) it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. If the arrangement does not contain a software license, it would be accounted for as a service contract. The guidance is effective for fiscal years beginning after December 15, 2015. The standard is effective for us for our first quarter of fiscal 2016. Early adoption is permitted. The guidance can be applied retrospectively to each prior reporting period presented or prospectively to arrangements entered into, or materially modified, after the effective date. We do not expect the adoption of the standard will have a material impact on our consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes, which will require the presentation of deferred tax liabilities and asset be classified as noncurrent in a classified statement of financial position. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The guidance can be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company early adopted the guidance prospectively beginning in the fourth quarter of fiscal 2015. The adoption of the standard impacted presentation on the Company's Consolidated Financial Statements and related disclosures. No prior periods were retrospectively adjusted.

In January 2016, the FASB issued ASU No, 2016-1, Financial Instruments-Recognition and Measurement of Financial Assets and Financial Liabilities, which enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The guidance will address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The standard is effective for us for our first quarter of fiscal 2018. The guidance may be early adopted under early application guidance. We are currently assessing the impact this guidance may have on our consolidated financial statements as well as the transition method that we will use to adopt the guidance.

2.    Fair Value Measurements
We measure and report our cash equivalents, restricted cash, available-for-sale marketable securities and notes receivable at fair value. The following table set forth the fair value of our financial assets by level within the fair value hierarchy (in thousands):

	December 31, 2015
	Level I	Level II	Level III	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$104,156	$—	$—	$104,156
Other assets—Restricted cash:
Money market funds	4,041	—	—	4,041
Total financial assets	$108,197	$—	$—	$108,197

	December 31, 2014
	Level I	Level II	Level III	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$104,216	$—	$—	$104,216
Marketable securities:
U.S. government notes	209,426	—	—	209,426
Total financial assets	$313,642	$—	$—	$313,642

3.    Balance Sheet Components
Marketable Securities
The following table summarizes the unrealized gains and losses and fair value of our available-for-sale marketable securities (in thousands):

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government notes	$209,671	$—	$(245)	$209,426
There were no marketable securities as of December 31, 2015. We did not realize any other-than-temporary losses on our marketable securities for the year ended December 31, 2015 and 2014. None of our marketable securities were in continuous unrealized loss positions for greater than twelve months as of December 31, 2015 and 2014.
We invest in marketable securities that have maximum maturities of up to two years and are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these marketable securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those marketable securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are due primarily to changes in credit spreads and interest rates. We realized the full value of all these investments upon maturity.
Accounts Receivable, net
Accounts receivable, net consists of the following (in thousands):

	December 31,
	2015	2014
Accounts receivable	$145,792	$100,076
Allowance for doubtful accounts	(963)	(1,063)
Product sales return reserve	(566)	(2,031)
Accounts receivable, net	$144,263	$96,982

 Allowance for Doubtful Accounts
Activity in the allowance for doubtful accounts consists of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at the beginning of year	$1,063	$810	$1,284
Charged to expenses	335	860	191
Deductions (write-offs)	(435)	(607)	(665)
Balance at the end of year	$963	$1,063	$810
Sales Return Reserve
Activity in the sales return reserve consists of the following (in thousands):

	Year Ended December 31,
	2015	2014
Balance at the beginning of year	$2,031	$1,529
Charged against revenue	2,798	4,063
Deductions	(2,283)	(2,943)
Change in estimate	(1,980)	(618)
Balance at the end of year	$566	$2,031
Inventories

Inventories consist of the following (in thousands):

	December 31,
	2015	2014
Raw materials	$29,831	$17,094
Finished goods	62,298	60,912
Total inventories	$92,129	$78,006
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in thousands):

	December 31,
	2015	2014
Prepaid income taxes	$14,150	$25,212
Other current assets	29,270	11,512
Other prepaid and deposits	7,190	6,058
Total prepaid expenses and other current assets	$50,610	$42,782

Property and Equipment, net
    Property and equipment, net consists of the following (in thousands):

	December 31,
	2015	2014
Equipment and machinery	$29,101	$18,265
Computer hardware and software	12,630	7,772
Furniture and fixtures	2,380	1,373
Leasehold improvements	24,372	19,420
Building	35,154	35,154
Construction-in-process	6,408	6,532
Property and equipment, gross	110,045	88,516
Less: accumulated depreciation	(30,339)	(16,958)
Property and equipment, net	$79,706	$71,558
Building consists of capitalized construction costs of our leased building in Santa Clara, California. Based on the terms of the lease agreement and due to our involvement in certain aspects of the construction, such as our financial involvement in structural elements of asset construction, making decisions related to tenant improvement costs and purchasing insurance not reimbursable by the buyer-lessor (the Landlord), we were deemed the owner of the building (for accounting purposes only) during the construction period. We continue to maintain involvement in the property post construction completion and lack transferability of the risks and rewards of ownership, due to our required maintenance of a $4.0 million letter of credit, in addition to our ability and option to sublease our portion of the leased building for fees substantially higher than our base rate. Due to our continuing involvement in the property post construction and lack of transferability of related risks and rewards of ownership to the Landlord after construction is complete, we account for the building as a financing obligation. See “Note 5-Commitments and Contingencies”. Accordingly, as of December 31, 2015 and December 31, 2014, we have recorded assets of $53.4 million, representing the total costs of the building and improvements incurred, including the costs paid by the Landlord. The building was completed in 2014.
Depreciation expense was $13.4 million, $10.0 million and $5.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Accrued payroll related costs	$39,479	$30,749
Accrued warranty costs	4,718	3,204
Accrued manufacturing costs	6,397	1,089
Accrued professional fees	4,875	2,354
Accrued taxes	1,347	1,577
Other	4,155	1,396
Total accrued liabilities	$60,971	$40,369
Warranty Accrual
The following table summarizes the activity related to our accrued liability for estimated future warranty costs (in thousands):

	Year Ended December 31,
	2015	2014
Warranty accrual, beginning of year	$3,204	$5,075
Liabilities accrued for warranties issued during the year	3,973	2,611
Warranty costs incurred during the year	(2,459)	(2,163)
Adjustments related to change in estimate	—	(2,319)
Warranty accrual, end of year	$4,718	$3,204

There were no significant specific product warranty reserves recorded for the years ended December 31, 2015 or 2014.
Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Liability for early exercised shares subject to repurchase	$2,390	$4,616
Sales tax payable	3,347	3,101
Lease financing obligations, current portion	1,336	1,087
Other	952	2,445
Total other current liabilities	$8,025	$11,249

4.    Investments
Investments in Privately-held Companies
As of December 31, 2015 and 2014, we held equity investments of approximately $33.6 million in privately held companies which are accounted for under the cost method. There were no impairments recognized on our investments for the year ended December 31, 2015.
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
As of December 31, 2015, the aggregate future minimum payments under non-cancelable operating leases consist of the following (in thousands):

Years Ending December 31,
2016	$6,306
2017	6,678
2018	6,260
2019	5,809
2020	5,580
Thereafter	21,450
Total minimum future lease payments	$52,083
Rent expense for all operating leases amounted to $6.7 million, $3.3 million and $3.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Financing Obligation—Build-to-Suit Lease
In August 2012, we executed a lease for a building then under construction in Santa Clara, California to serve as our headquarters. The lease term is 120 months and commenced in August 2013.
Based on the terms of the lease agreement and due to our involvement in certain aspects of the construction such as our financial involvement in structural elements of asset construction, making decisions related to tenant improvement costs and purchasing insurance not reimbursable by the buyer-lessor (the Landlord), we were deemed the owner of the building (for accounting purposes only) during the construction period. We continue to maintain involvement in the property post construction completion and lack transferability of the risks and rewards of ownership, due to our required maintenance of a $4.0 million letter of credit, in addition to our ability and option to sublease our portion of the leased building for fees substantially higher than our base rate. Due to our continued involvement in the property and lack of transferability of related risks and rewards of ownership to the Landlord post construction, we account for the building and related improvements as a lease financing obligation. Accordingly, as of December 31, 2015 and 2014, we have recorded assets of $53.4 million, representing the total costs of the building and improvements incurred, including the costs paid by the lessor (the legal owner of the building) and additional improvement costs paid by us, and a corresponding financing obligation of $42.5 million and $43.6 million, respectively. As of December 31, 2015, $1.3 million and $41.2 million were recorded as short-term and long-term financing obligations, respectively.
Land lease expense under our lease financing obligation included in rent expense above, amounted to $1.3 million and $1.2 million for the years ended December 31, 2015 and 2014, respectively. There was no land lease expense for the year ended December 31, 2013.

As of December 31, 2015, the future minimum payments due under the lease financing obligation were as follows (in thousands):

Years Ending December 31,
2016	$5,754
2017	5,933
2018	6,113
2019	6,293
2020	6,477
Thereafter	18,810
Total payments	49,380
Less: interest and land lease expense	(30,463)
Total payments under facility financing obligations	18,917
Property reverting to landlord	23,629
Present value of obligation	42,546
Less current portion	(1,336)
Long-term portion of obligation	$41,210
Upon completion of construction in 2013, we evaluated the de-recognition of the asset and liability under the sale-leaseback accounting guidance. We concluded that we had forms of continued economic involvement in the facility, and therefore did not meet with the provisions for sale-leaseback accounting. Therefore, the lease is accounted for as a financing obligation and lease payments will be attributed to (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense (which is considered an operating lease and a component of cost of goods sold and operating expenses) representing an imputed cost to lease the underlying land of the building. In addition, the underlying building asset is depreciated over the building’s estimated useful life of 30 years. At the conclusion of the initial lease term, we will de-recognize both the net book values of the asset and the remaining financing obligation.
Purchase Commitments
We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf based on our forecasts in order to reduce manufacturing lead times and ensure adequate component supply. We issue purchase orders to our contract manufacturers for finished product and a significant portion of these orders consist of firm non-cancelable commitments. In addition, we purchase strategic component inventory from certain suppliers under purchase commitments that in some cases are non-cancelable, including integrated circuits, which are consigned to our contract manufacturers. As of December 31, 2015, we had non-cancelable purchase commitments of $43.9 million to our contract manufacturers and suppliers.
We have provided restricted deposits to our third-party contract manufacturers and vendors to secure our obligations to purchase inventory. We had $2.3 million in restricted deposits as of December 31, 2015 and December 31, 2014. Restricted deposits are classified in other assets in our accompanying consolidated balance sheets.
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
The parties tried the case for Phase I of the proceedings, relating to contract interpretation and application of the contract to certain claimed source code in September 2015. On December 16, 2015, the Court issued a Proposed Statement of Decision Following Phase 1 Trial. In that Proposed Statement, the Court agreed with and adopted Arista’s interpretation of the 2004 agreement, and held that Arista, and not OptumSoft, owns all of the software that was put at issue in Phase 1. On January 8, 2016, OptumSoft filed its objections to the Court’s Proposed Statement of Decision. The Court has not ruled on those objections to date, and Arista anticipates a ruling in the first calendar quarter of 2016. The remaining issues that were not addressed in the court trial are currently scheduled to be tried in April 2016.
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
Cisco Systems, Inc. (“Cisco”) Matters
On December 5, 2014, Cisco filed two complaints against us in District Court for the Northern District of California, which are proceeding as Case No. 4:14-cv-05343 (“’43 Case”) and Case No. 5:14-cv-05344 (“’44 Case”). In the ’43 Case, Cisco

alleges that we infringe U.S. Patent Nos. 6,377,577; 6,741,592; 7,023,853; 7,061,875; 7,162,537; 7,200,145; 7,224,668; 7,290,164; 7,340,597; 7,460,492; 8,051,211; and 8,356,296 (respectively, “the ’577 patent,” “the ’592 patent,” “the ’853 patent,” “the 875 patent,” “the ’537 patent,” “the ’145 patent,” “the ’668 patent,” “the ’164 patent,” “the ’597 patent,” “the ’492 patent,” “the ’211 patent,” and “the ’296 patent”). Cisco seeks, as relief for our alleged infringement in the ’43 Case, lost profits and/or reasonable royalty damages in an unspecified amount, including treble damages, attorney’s fees, and associated costs. Cisco also seeks injunctive relief in the ’43 Case. On February 10, 2015, the court granted our unopposed motion to stay the ’43 Case until the proceedings before the United States International Trade Commission (“USITC”) pertaining to the same patents (as discussed below) become final. In the ’44 Case, Cisco’s complaint alleges that we infringe U.S. Patent Nos. 7,047,526 and 7,953,886 (respectively, “the ’526 patent” and “the ’886 patent”), and further alleges that we infringe numerous copyrights pertaining to Cisco’s “Command Line Interface” or “CLI.” As relief for our alleged patent infringement in the ’44 Case, Cisco seeks lost profits and/or reasonable royalty damages in an unspecified amount including treble damages, attorney’s fees, and associated costs as well as injunctive relief. As relief for our alleged copyright infringement, Cisco seeks damages in an unspecified amount in the form of alleged lost profits, profits from our alleged infringement, statutory damages, attorney’s fees and associated costs. Cisco also seeks injunctive relief against our alleged copyright infringement. On February 13, 2015, we answered the complaint in the ’44 Case, denying the patent and copyright infringement allegations and also raising numerous affirmative defenses. On March 6, 2015, Cisco filed an amended complaint against us the ’44 Case. In response, we moved to dismiss Cisco’s allegations of willful patent infringement pre-suit indirect patent infringement. The Court granted the motion with leave to amend on July 2, 2015. On July 23, 2015, Cisco filed an amended complaint. On January 25, 2016, we sought leave to file counterclaims against Cisco in the ’44 case for antitrust and unfair competition. Trial has been set for November 21, 2016 in the ’44 Case. Trial has not been scheduled in the ’43 Case.
On December 19, 2014, Cisco filed two complaints against us in the USITC, alleging that Arista has violated Section 337 of the Tariff Act of 1930, as amended. The complaints have been instituted as ITC Inv. Nos. 337-TA-944 (“944 Investigation”) and 337-TA-945 (“945 Investigation”). In the 944 Investigation, Cisco initially alleged that certain Arista switching products infringe the ’592, ’537, ’145, ’164, ’597, and ’296 patents. Cisco has subsequently dropped the ’296 patent from the 944 Investigation. In the 945 Investigation, Cisco alleges that certain Arista switching products infringe the ’577, ’853, ’875, ’668, ’492, and ’211 patents. In both the 944 and 945 Investigations, Cisco seeks, among other things, a limited exclusion order barring entry into the United States of accused switch products (including 7000 Series of switches) and a cease and desist order against us restricting our activities with respect to our imported accused switch products. On February 11, 2015, we responded to the notices of investigation and complaints in the 944 and 945 Investigations by, among other things, denying the patent infringement allegations and raising numerous affirmative defenses.
The Administrative Law Judge assigned to the 944 Investigation issued a procedural schedule calling for, among other events: an evidentiary hearing on Sept. 9-11 & 15-17, 2015; issuance of an initial determination regarding our alleged violations on January 27, 2016; and the target date for completion on May 27, 2016. On January 27, 2016 the Administrative Law Judge issued a revised procedural schedule extending the date for issuance an initial determination to February 2, 2016 and the target date to June 2, 2016. The final determination in the 944 Investigation is then subject to Presidential review. The hearing has been completed and all post trial briefs have been submitted to the USITC. On February 2, 2016, the Administrative Law Judge issued his initial determination finding a violation of section 337 of the Tariff Act. More specifically, it was found that a violation has occurred in the importation into the United States, the sale for importation, or the sale within the United States after importation, of certain network devices, related software, and components thereof that the ALJ found infringe asserted claims 1, 2, 8-11, and 17-19 of the ‘537 patent; asserted claims 6, 7, 20, and 21 of the ‘592 patent; and asserted claims 5, 7, 45, and 46 of the ‘145 patent. A violation of section 337 was not found with respect to any asserted claims of the ‘597 and ‘164 patents. On February 17, 2016, we filed a request for the Commission to review certain issues, including the infringement findings in the initial determination, and the Commission must decide whether to grant the review no later than 60 days from the date of the initial determination (February 2, 2016).
The Administrative Law Judge assigned to the 945 Investigation issued a procedural schedule calling for, among other events: an evidentiary hearing on November 9-20, 2015; issuance of an initial determination regarding our alleged violations on April 26, 2016; and the target date for completion on August 26, 2016. The evidentiary hearing was conducted in November 2015 and all post-hearing briefing has been completed. We are awaiting the initial determination from the Administrative Law Judge. The initial determination will be subject to review by the Commission, which will then issue a final determination and any remedial orders on August 26, 2016. If the final determination finds a violation, it will be subject to Presidential review.
On April 1, 2015, we filed petitions for Inter Partes Review with the United States Patent Trial and Appeal Board (“PTAB”) seeking to invalidate Cisco’s ’597, ’211, and ’668 patents.  On April 10, 2015, we filed petitions for Inter Partes Review with the PTAB seeking to invalidate Cisco’s ’853 and ’577 patents.  On April 16, 2015, we filed additional petitions for Inter Partes Review with the PTAB seeking to invalidate Cisco’s ’853 and ’577 patents.  On August 11, 2015, we filed a second petition for Inter Partes Review of Cisco’s ’668 patent.  On October 6, 2015 we filed a second petition for Inter Partes Review of Cisco’s ’211 patent.  On October 6, 2015, the PTAB granted our petition for Inter Partes Review of Cisco’s ’597 patent and our first petition for Inter Partes review of Cisco’s ’211 patents, but denied one of our petitions for Inter Partes Review of Cisco’s ’668 patent. On October 19, 2015 and October 22, 2015, the PTAB denied four petitions relating to the ‘853 and ‘577 patents. On November 18, 2015, we filed a request for rehearing on one of the denied petitions related to the ’577 patent and we are awaiting a decision on the request.  On December 9, 2015, we filed a petition for Inter Partes Review with the PTAB seeking to invalidate Cisco’s ’537 patent, and additional petitions for Inter Partes Review with the PTAB seeking to invalidate Cisco’s ’853, ’577, and ’668 patents.  On February 16, 2016, the PTAB denied our second petition for Inter Partes review of the ’668 patent. We are awaiting decisions by the PTAB on our remaining petitions for Inter Partes Review of the ’537, ’853, ’577, and ’668 patents.  For those petitions that the PTAB grants, the PTAB must issue its final written decision on validity within twelve months of its institution decision.
We intend to vigorously defend against Cisco’s lawsuits, as summarized in the preceding paragraphs. However, we cannot be certain that any claims by Cisco would be resolved in our favor regardless of the merit of the claims. For example, an adverse litigation ruling could result in a significant damages award against us, could further result in the above described injunctive relief, could result in a requirement that we make substantial royalty payments to Cisco, and/or could require that we modify our products to the extent that we are found to infringe any valid claims asserted against us Cisco. In particular, with respect to the 944 and 945 Investigations, if our products are found to infringe any patents that are the subject of those investigations, the USITC would likely issue a limited exclusion order barring entry into the United States of our products (including 7000 Series of switches) and a cease and desist order restricting our activities with respect to our imported products. If we become subject to a limited exclusion order and it is not disapproved by the US Trade Representative, we will need to remove features or develop technical design-arounds in order to take the products outside of the scope of any patent found to have been infringed and the subject of a violation. We may not be successful in developing technical design-arounds that do not infringe the patents or that are acceptable to our customers. Our development efforts could be extremely costly and time consuming as well as disruptive to our other development activities and distracting to management. Moreover, we may seek to obtain clearance for any such technical design-arounds from U.S. Customs and Border Patrol (“CBP”) in order to continue the importation of our products, and we may be unable to do so in a timely manner, if at all. In the case that we attempt to change our manufacturing, importation processes and shipping workflows to comply with any limited exclusion order or cease and desist order, such changes may be extremely costly, time consuming and we may not be able to implement such changes successfully. Any failure to develop effective technical design-arounds, obtain timely clearance of such technical design-arounds or successfully change our manufacturing, importation processes or shipping workflows may cause a disruption in our shipments and impact our revenues, business and reputation. Any such adverse ruling could materially adversely affect our business, prospects, results of operation and financial condition.
In the event that the USITC issues a limited exclusion order and cease and desist order, Cisco may also seek to enforce any limited exclusion order or cease and desist order by filing for an enforcement action at the USITC.  In such a proceeding, we would need to demonstrate that our technical design-arounds render our products non-infringing or otherwise outside the scope of the limited exclusion order or cease and desist order.  If we are unable to do so then any product shipments after the effective date of the limited exclusion order or cease and desist order (whether from existing imported inventory or from products assembled from foreign sourced components) could be subject to significant civil penalties, potential seizure of that inventory which was found to have an ineffective technical design-around, and an injunction from importing further products until we implement additional technical design-arounds.
Additionally, the existence of this lawsuit could cause concern among our customers and partners and could adversely affect our business and results of operations. Whether or not we prevail in the lawsuit, we expect that the litigation will be expensive, time-consuming and a distraction to management in operating our business.
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

6.    Equity Award Plan Activities
2014 Equity Incentive Plan
In April 2014, the board of directors and stockholders approved the 2014 Equity Incentive Plan (the “2014 Plan”), effective on the first day that our common stock was publicly traded. A total of 6,510,000 shares of our common stock were initially reserved for issuance under the 2014 Plan. In addition, the shares reserved for issuance under our 2014 Plan also included (a) those shares reserved but unissued under the 2011 Plan and 2004 Plan as of the effective date and (b) shares returned to our 2011 Plan and 2004 Plan as the result of expiration or termination of options (provided that the maximum number of shares that may be added to the 2014 Plan pursuant to (a) and (b) is 20,025,189 shares). Awards granted under the 2014 Plan could be in the form of Incentive Stock Options (“ISOs”), Nonstatutory Stock Options (“NSOs”), Restricted Stock Awards (“RSAs”), Stock Appreciation Rights (“SARs”) or Restricted Stock Units (“RSUs”). The number of shares available for grant and issuance under the 2014 Plan increases automatically on January 1 of each year commencing with 2016 by the number of shares equal to 3% of our shares outstanding on the immediately preceding December 31, but not to exceed 12,500,000 shares, unless the board of directors, in its discretion, determines to make a smaller increase.
On February 12, 2016, the board authorized the increase to shares available for issuance under the plan of 3% of the total shares outstanding on January 1, 2016. The increase amounted to 2,043,946 shares.
2014 Employee Stock Purchase Plan
In April 2014, the board of directors and stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on the first day that our common stock was publicly traded. A total of 651,000 shares of our common stock were initially reserved for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP increases automatically on January 1 of each year commencing with 2015 by the number of shares equal to 1% of our shares outstanding immediately preceding December 31, but not to exceed 2,500,000 shares, unless the board of directors, in its discretion, determines to make a smaller increase. As of December 31, 2015, there remain 1,058,754 shares available for issuance under the ESPP.
On February 12, 2016, the board authorized the increase to shares available for issuance under the plan of 1% of the total shares outstanding on January 1, 2016. The increase amounted to 681,315 shares.
Stock Option Activities
The following table summarizes the option and RSA (Restricted Stock Award) activity under our Plans and related information:

	Options and RSAs Outstanding
	Number of Shares Underlying Outstanding Options and RSAs (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years) of Stock Options	Aggregate Intrinsic Value of Stock Options Outstanding (in thousands)
Balance—December 31, 2014	13,654	$17.63	8.3	$598,775
Authorized
Options granted	1,235	$66.68
Options exercised	(2,347)	$7.63
Options canceled	(912)	$22.09
Balance—December 31, 2015	11,630	$24.49	7.6	$620,802
Vested and exercisable—December 31, 2015	3,692	$8.68	6.64	$255,392
Vested and expected to vest—December 31, 2015	10,786	$23.57	7.58	$585,727
_________________

The weighted-average grant-date fair value of options granted during the year ended December 31, 2015 was $29.20 per share. The aggregate intrinsic value of options exercised during the year ended December 31, 2015 was $152.4 million.

Restricted Stock Unit (RSU) Activities
A summary of the activity under our stock plans and changes during the reporting period and a summary of information related to RSUs are presented below (in thousands, except years and per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Unvested balance—December 31, 2014	108	$75.56	2	$6,557
RSUs granted	846	69.65
RSUs vested	(27)	75.51
RSUs forfeited/canceled	(34)	70.76
Unvested balance—December 31, 2015	893	$70.14	1.93	$69,509
RSUs expected to vest—December 31, 2015	815	$70.11	1.86	$63,443
Employee Stock Purchase Plan Activities
During the year ended December 31, 2015, we issued 247,385 shares at an average purchase price of $37.86 under the 2014 Employee Stock Purchase Plan, or ESPP. On February 12, 2015, the board authorized an increase to shares available for future issuance under the ESPP. Shares available for future issuance are 1.7 million.
Shares Available for Grant
The following table presents the stock activity and the total number of shares available for grant as of December 31, 2015 (in thousands):

Number of Shares
Balance—December 31, 2014	11,612
Options granted	(1,235)
RSUs granted	(846)
Options canceled	912
Options repurchased	17
RSUs forfeited	34
Balance—December 31, 2015	10,494

Early Exercise of Stock Options
We have historically allowed our employees and directors to exercise options granted under the 2011 Plan and the 2004 Plan prior to vesting. Upon an "early exercise" of these options, the unvested shares acquired through the exercise become options subject to our repurchase right that lapse in accordance with the original option vesting schedule. Upon termination of employment prior to our repurchase rights lapsing in full, we have a right to repurchase the unvested shares at the original purchase price (or the then-current fair market value, if lower). The proceeds received from the early exercise of stock options and are initially recorded in other liabilities and are reclassified to common stock and paid-in capital as our repurchase right lapse. For the year ended December 31, 2015, we repurchased 17,000 shares of common stock at the original exercise price due to the termination of the holders of the unvested shares. As of December 31, 2015, shares held by employees and directors that were subject to repurchase were 0.7 million with an aggregate price of $2.4 million.
Stock-Based Compensation Expense
Total stock-based compensation expense related to options, RSAs, ESPP and RSUs granted were charged to the department to which the associated employee reported as follow (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of revenue	$3,048	$1,535	$408
Research and development	25,515	14,986	5,464
Sales and marketing	11,454	7,643	2,985
General and administrative	5,286	3,455	1,302
Total stock-based compensation	$45,303	$27,619	$10,159
Determination of Fair Value
We record stock-based compensation awards based on fair value as of the grant date. For option awards and ESPP offerings we use the Black-Scholes-Merton option-pricing model to determine fair value. We recognize such costs as compensation expense generally on a straight-line basis over the requisite service period of the award.
Stock Options
For the years ended December 31, 2015, 2014 and 2013 the fair value of each stock option granted under our plans was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Year Ended December 31,
	2015	2014	2013
Expected term (in years)	6.2	7.6	6.5
Risk-free interest rate	1.6%	2.2%	1.7%
Expected volatility	42.9%	47.7%	51.0%
Dividend rate	—%	—%	—%
As of December 31, 2015, the total unrecognized stock-based compensation expense for unvested stock options, net of expected forfeitures, was $110.3 million, which is expected to be recognized over a weighted-average period of 4.0 years. The total fair value of options vested for the year ended December 31, 2015 was $22.8 million.
As of December 31, 2015, there was $50.4 million of unrecognized stock-based compensation expense related to unvested RSUs, net of estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 3.7.

ESPP
The following table summarizes the assumptions relating to our ESPP:

	Year Ended December 31,
	2015	2014	2013
Expected term (in years)	1.4	1.4	N/A
Risk-free interest rate	0.3%	0.3%	N/A
Expected volatility	34.8%	36.3%	N/A
Dividend rate	—%	—%	N/A
As of December 31, 2015, the total unrecognized stock-based compensation expense related to unvested ESPP options, net of expected forfeitures, was $1.2 million, which is expected to be recognized over a weighted-average period of 1.1 years.

7.    Net Income Per Share Available to Common Stock
The following table sets forth the computation of our basic and diluted net income per share available to common stock (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Basic:
Net income	$121,102	$86,850	$42,460
Less: undistributed earnings allocated to participating securities	(1,987)	(17,961)	(21,683)
Net income available to common stockholders, basic	$119,115	$68,889	$20,777
Diluted:
Net income attributable to common stockholders, basic	$119,115	$68,889	$20,777
Add: undistributed earnings allocated to participating securities	149	1,635	1,003
Net income attributable to common stockholders, diluted	$119,264	$70,524	$21,780
Denominator:
Basic:
Weighted-average shares used in computing net income per share available to common stockholders, basic	65,964	48,427	27,320
Diluted:
Weighted-average shares used in computing net income per share available to common stockholders, basic	65,964	48,427	27,320
Add weighted-average effect of dilutive securities:
Stock options, RSUs and RSAs	5,363	6,059	2,726
Employee stock purchase plan	84	104	—
Stock purchase rights	—	—	5
Weighted-average shares used in computing net income per share available to common stockholders, diluted	71,411	54,590	30,051
Net income per share attributable to common stockholders:
Basic	$1.81	$1.42	$0.76
Diluted	$1.67	$1.29	$0.72
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share available to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2015	2014	2013
Stock options and RSUs	2,427	1,263	3,599

8.     Income Taxes
The geographical breakdown of income before provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Domestic	$129,240	$120,838	$50,455
Foreign	16,769	670	7,820
Income before provision for income taxes	$146,009	$121,508	$58,275
The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current provision for income taxes:
Federal	$43,706	$34,314	$19,631
State	5,500	4,493	4,602
Foreign	1,588	3,306	413
Total current	50,794	42,113	24,646
Deferred tax benefit:
Federal	(23,896)	(7,105)	(7,554)
State	(2,300)	230	(1,443)
Foreign	309	(580)	166
Total deferred	(25,887)	(7,455)	(8,831)
Total provision for income taxes	$24,907	$34,658	$15,815
The reconciliation of the statutory federal income tax and our effective income tax is as follows:

	Year Ended December 31,
	2015	2014	2013
U.S. federal statutory income tax	35.00%	35.00%	35.00%
State tax, net of federal benefit	(1.35)	1.19	0.89
Foreign tax differential	(2.16)	0.68	(2.61)
Tax credits	(6.72)	(5.26)	(10.64)
Change in valuation allowance	2.84	1.92	3.87
Permanent items	(1.32)	(0.86)	(2.54)
Uncertain tax positions and associated interest	(3.95)	0.37	0.58
Stock-based compensation	(5.29)	(4.01)	2.47
Other, net	0.01	(0.51)	0.12
Total provision for income taxes	17.06%	28.52%	27.14%
We have operations and a taxable presence in numerous jurisdictions outside the U.S. All of these countries except one jurisdiction have a lower tax rate than the U.S. The significant jurisdictions in which we have a presence include Cayman Islands, Ireland, and the United Kingdom.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Property and equipment	$241	$504
Stock-based compensation	15,859	6,365
Reserves and accruals not currently deductible	33,686	16,160
Net operating losses	221	721
Tax credits	12,465	9,923
State taxes	9	342
Other	380	1,142
Gross deferred tax assets	62,861	35,157
Valuation allowance	(12,655)	(8,954)
Total deferred tax assets	50,206	26,203
Deferred tax liabilities:
Property and equipment	(1,517)	(2,001)
Accrued liabilities	(728)	(558)
Other	(1)	(2)
Total deferred tax liabilities	(2,246)	(2,561)
Net deferred tax assets	$47,960	$23,642
The following table presents the breakdown between current and non-current deferred tax assets and liabilities (in thousands):

	December 31,
	2015	2014
Deferred tax assets, current	$—	$12,252
Deferred tax assets, non-current	48,429	11,510
Deferred tax liabilities, non-current	(469)	(120)
Total net deferred tax assets	$47,960	$23,642
Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. We believe that all of the deferred tax assets were realizable with the exception of California and Canada deferred tax assets. Therefore, a valuation allowance of $12.7 million and $9.0 million was recorded as of December 31, 2015 and 2014, respectively, against the California and Canadian deferred tax assets as it was not more likely than not that these assets will be recognized. The net valuation allowance increased by $3.7 million, $2.7 million and $2.4 million as of December 31, 2015, 2014 and 2013, respectively.
As of December 31, 2015 and 2014, we had no net operating loss carryforwards for federal and state income tax purposes. As of December 31, 2015 and 2014, we had combined foreign net operating loss carryforwards of $10.2 million and $7.5 million, respectively, that do not expire.
As of December 31, 2015 and 2014, we had $2.8 million and $1.9 million, respectively, U.S. federal credit carryforwards which begin to expire in 2025. As of December 31, 2015 and 2014, we had state credit carryforwards of approximately $27.2 million and $16.4 million which can be carried over indefinitely. As of December 31, 2015 and 2014, we had $1.9 million and $2.1 million of Canadian scientific research and experimental development tax credit carry-forwards, respectively, which begin to expire in 2033.
Utilization of the net operating losses and tax credit carryforwards may be subject to limitations due to ownership changes limitations provided in the Internal Revenue code and similar state or foreign provisions. In all years up to December 31, 2015, such limitations had no impact to our deferred tax assets.
Our policy with respect to our undistributed foreign subsidiaries earnings is to consider those earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided. Upon distribution of those earnings’ in the form of dividends or otherwise, we may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes in the various countries. As of December 31, 2015, 2014 and 2013, the undistributed earnings approximated $16.4 million, $4.9 million and $4.9 million, respectively. The determination of the future tax consequences of the remittance of these earnings is not practicable.
Uncertain Tax Positions
We recognize uncertain tax positions only to the extent that management believes that it is more likely than not the position will be sustained. The reconciliation of the beginning and ending amount of gross unrecognized tax benefits as of December 31, 2015, 2014 and 2013 was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Gross unrecognized tax benefits—beginning balance	$21,322	$16,973	$13,960
Increases related to tax positions taken in a prior year	346	425	70
Increases related to tax positions taken during current year	7,385	4,355	2,975
Decreases related to tax positions taken in a prior year	(228)	(431)	(32)
Decreases related to settlements with taxing authorities	—	—	—
Decreases related to lapse of statute of limitations	(6,586)	—	—
Gross unrecognized tax benefits—ending balance	$22,239	$21,322	$16,973
As of December 31, 2015, 2014 and 2013 the total amount of gross unrecognized tax benefits was $22.2 million, $21.3 million and $17.0 million of which $13.0 million, $15.8 million and $13.9 million would affect our effective tax rate if recognized, respectively.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We have recorded a net benefit for interest and penalties of $0.4 million and net expense of $0.7 million in the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, we recognized a liability for interest and penalties of $1.1 million and $1.5 million, respectively.
Because of the net operating loss and tax credit carryforwards, tax years remain open to federal and state tax examination. The majority of our foreign tax returns are open to audit under the statute of limitations of the respective foreign countries, in which the subsidiaries are located. It is possible that the amount of existing unrecognized tax benefits may decrease within the next 12 months as a result of statute of limitation lapses in some of the jurisdictions, however, an estimate of the range cannot be made.

9.     Segment Information
We have determined that we operate as one reportable segment. The following table represents revenue based on the customer’s location, as determined by the customer’s shipping address (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$634,413	$456,691	$293,579
Other Americas	12,506	8,853	6,040
Europe, Middle East and Africa	128,400	74,555	40,577
Asia Pacific	62,272	44,007	21,028
Total revenue	$837,591	$584,106	$361,224
Long lived assets, excluding intercompany receivables, investments in subsidiaries, privately-held equity investments and deferred tax assets, net by location are summarized as follows (in thousands):

	December 31,
	2015	2014
United States	$70,719	$67,727
International	8,987	3,831
Total	$79,706	$71,558

10.    Other Related Party Transactions and Balances
Certain members of our board of directors serve on the boards of our customers and one of our vendors. During the years ended December 31, 2015, 2014 and 2013, we recognized revenue of 39.4 million, $29.6 million and $11.1 million, respectively, from sales transactions with these related party customers. Amounts due from these related party customers were 9.8 million and $6.4 million as of December 31, 2015 and 2014, respectively. The amount incurred related to transactions with a related party vendor was 2.7 million during the year ended December 31, 2015. There were no transactions with this related party vendor during the years ended December 31, 2014 and 2013.

11.    Selected Quarterly Financial Information (Unaudited)
The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the quarters in the years ended December 31, 2015 and 2014:

	Three Months Ended
	Dec. 31, 2015	Sep. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sep. 30, 2014	Jun. 30, 2014	Mar. 31, 2014
	(in thousands)
Revenue:
Product	$217,325	$193,339	$174,072	$160,141	$157,205	$141,455	$126,390	$106,493
Service	28,121	24,209	21,480	18,904	16,284	14,008	11,557	10,714
Total revenue	245,446	217,548	195,552	179,045	173,489	155,463	137,947	117,207
Cost of revenue:
Product	81,142	67,990	60,014	54,439	51,312	49,633	40,032	33,027
Service	8,136	7,810	7,648	6,852	5,737	4,873	4,535	2,866
Total cost of revenue	89,278	75,800	67,662	61,291	57,049	54,506	44,567	35,893
Gross profit	156,168	141,748	127,890	117,754	116,440	100,957	93,380	81,314
Operating expenses:
Research and development	57,413	58,748	49,947	43,340	44,344	36,231	34,888	33,446
Sales and marketing	31,308	26,508	26,681	24,587	25,016	20,956	20,711	18,655
General and administrative	18,050	25,195	18,403	14,072	8,078	9,896	7,126	7,231
Total operating expenses	106,771	110,451	95,031	81,999	77,438	67,083	62,725	59,332
Income from operations	49,397	31,297	32,859	35,755	39,002	33,874	30,655	21,982
Other income (expense), net:
Interest expense	(746)	(753)	(832)	(821)	(768)	(764)	(1,435)	(1,771)
Other income (expense), net	(109)	13	417	(468)	(151)	(824)	2,472	(764)
Total other income (expense), net	(855)	(740)	(415)	(1,289)	(919)	(1,588)	1,037	(2,535)
Income before provision for income taxes	48,542	30,557	32,444	34,466	38,083	32,286	31,692	19,447
Provision for income taxes	4,618	1,867	8,448	9,974	7,046	10,420	10,074	7,118
Net income	$43,924	$28,690	$23,996	$24,492	$31,037	$21,866	$21,618	$12,329
Net income per share attributable to common stockholders:
Basic	$0.65	$0.42	$0.36	$0.37	$0.48	$0.34	$0.37	$0.22
Diluted	$0.60	$0.39	$0.33	$0.34	$0.43	$0.30	$0.34	$0.20

Item 9. Change in and Disagreements With Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
We have remediated the material weakness in our internal control over financial reporting related to the inadequate design and operation of review controls over the cash flow statement by implementing a number of measures designed to address the underlying causes of the material weakness. Our remediation included implementation of additional procedures surrounding the precision and accuracy of the review control over our statement of cash flows, including enhancement and segregation of duties within our accounting and finance department. In addition, we improved and expanded our internal review procedures during our financial statement close process. We believe that these additional processes and procedures have enabled us to broaden the scope and quality of our controls related to the oversight and review of our financial statements.
Except for the remediation efforts related to the controls over the cash flow statement described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities and Exchange Act of 1934, as amended, that occurred during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations of Internal Controls
Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management's Report on Internal Control Over Financial Reporting

The management of Arista Networks, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 for the Company. The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the Consolidated Financial Statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 framework). Based on that assessment, management concluded that, as of December 31, 2015, the Company's internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2015, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audits the Company's Consolidated Financial Statements, as stated in their report preceding this report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2015.

Item 9B. Other Information
None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions and Director Independence
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Arista Networks, Inc.
(Registrant)
Dated:	February 25, 2016	By:	/s/ Jayshree Ullal
Jayshree Ullal
Chief Executive Officer, President and Director
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jayshree Ullal and Ita Brennan, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JAYSHREE ULLAL	Chief Executive Officer, President and Director (Principal Executive Officer)	February 25, 2016
Jayshree Ullal
/s/ ITA BRENNAN	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2016
Ita Brennan
/s/ ANDY BECHTOLSHEIM	Founder, Chief Development Officer, Director	February 25, 2016
Andy Bechtolsheim
/s/ CHARLES GIANCARLO	Director	February 25, 2016
Charles Giancarlo
/s/ ANN MATHER	Director	February 25, 2016
Ann Mather
/s/ DAN SCHEINMAN	Director	February 25, 2016
Dan Scheinman
/s/ MARC STOLL	Director	February 25, 2016
Marc Stoll
/s/ NIKOS THEODOSOPOULOS	Director	February 25, 2016
Nikos Theodosopoulos

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36468	3.1	8/8/2014
3.2	Bylaws of the Registrant.	10-Q	001-36468	3.2	8/8/2014
4.1	Form of the Registrant’s common stock certificate.	S-1/A	333-194899	4.1	4/21/2014
4.2	Investors’ Rights Agreement, dated October 16, 2004, between Registrant and certain holders of Registrant’s capital stock named therein.	S-1	333-194899	4.2	3/31/2014
4.3	Investors’ Rights Agreement, dated January 4, 2011, between Registrant and certain holders of Registrant’s capital stock named therein.	S-1	333-194899	4.3	3/31/2014
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-194899	10.1	5/2/2014
10.2 †	2004 Equity Incentive Plan.	S-1	333-194899	10.2	3/31/2014
10.3 †	2011 Equity Incentive Plan.	S-1	333-194899	10.3	3/31/2014
10.4 †	2014 Equity Incentive Plan.	S-1/A	333-194899	10.4	5/2/2014
10.5 †	2014 Employee Stock Purchase Plan.	10-K	001-36468	10.5	3/11/2015
10.6 †	Offer Letter, dated October 17, 2004, by and between the Registrant and Kenneth Duda.	S-1	333-194899	10.6	3/31/2014
10.7 †	Offer Letter, dated June 8, 2007, by and between the Registrant and Anshul Sadana.	S-1	333-194899	10.7	3/31/2014
10.8 †	Offer Letter, dated August 1, 2008, by and between the Registrant and Jayshree Ullal.	S-1	333-194899	10.8	3/31/2014
10.9 †	Offer Letter, dated March 27, 2013, by and between the Registrant and Charles Giancarlo.	S-1	333-194899	10.9	3/31/2014
10.10 †	Offer Letter, dated June 3, 2013, by and between the Registrant and Ann Mather.	S-1	333-194899	10.10	3/31/2014
10.11 †	Offer Letter, dated June 21, 2013, by and between the Registrant and Kelyn Brannon.	S-1	333-194899	10.11	3/31/2014
10.12 †	Severance Agreement, dated July 8, 2013, by and between the Registrant and Kelyn Brannon.	S-1	333-194899	10.12	3/31/2014
10.13 †	Offer Letter, dated October 3, 2013, by and between the Registrant and Marc Stoll.	S-1	333-194899	10.13	3/31/2014
10.14	Lease between Arista Networks, Inc. and The Irvine Company LLC, dated August 10, 2012, as amended on February 28, 2013.	S-1	333-194899	10.15	3/31/2014
10.15	Second Amendment to Lease, by and between Arista Networks, Inc. and The Irvine Company LLC, dated July 30, 2014.	10-Q	001-36468	10.1	8/8/2014
10.16	License Agreement, dated November 30, 2004, by and between the Registrant and Optumsoft, Inc.	S-1	333-194899	10.16	3/31/2014
10.17‡	Manufacturing Services Letter Agreement, dated February 5, 2007, between the Registrant and Jabil Circuit, Inc.	S-1	333-194899	10.17	3/31/2014
10.18 ‡	Microsoft Master Product Purchase Agreement, dated February 8, 2012, between the Registrant and Microsoft Corporation.	S-1	333-194899	10.18	3/31/2014
10.19 †	Employee Incentive Plan.	S-1/A	333-194899	10.21	4/21/2014
10.12 †	Offer Letter, dated May 18, 2015, by and between the Registrant and Ita Brennan.	8-K	001-36468	10.1	5/14/2015

10.13 †	Severance Agreement, effective May 18, 2015, by and between the Registrant and Ita Brennan.	8-K	001-36468	10.2	5/14/2015
21.1	List of Subsidiaries of the Registrant.					✓
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					✓
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					✓
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					✓
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					✓
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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