Form 10-Q
period 2016-03-31
Arista Networks, Inc.
filed 2016-05-05
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of April 29, 2016 was 68,629,342.

ARISTA NETWORKS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ARISTA NETWORKS, INC.
Condensed Consolidated Balance Sheets
(Unaudited in thousands, except par value)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$710,663	$687,326
Marketable securities	51,589	—
Accounts receivable, net of allowances of $1,248 and $1,529, respectively	135,119	144,263
Inventories	84,030	92,129
Prepaid expenses and other current assets	41,732	50,610
Total current assets	1,023,133	974,328
Property and equipment, net	79,944	79,706
Investments	36,636	36,636
Deferred tax assets	50,026	48,429
Other assets	20,208	20,791
TOTAL ASSETS	$1,209,947	$1,159,890
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$24,808	$43,966
Accrued liabilities	46,113	60,971
Deferred revenue	135,524	122,049
Other current liabilities	7,819	8,025
Total current liabilities	214,264	235,011
Income taxes payable	14,918	14,060
Lease financing obligations, non-current	40,827	41,210
Deferred revenue, non-current	83,696	74,759
Other long-term liabilities	6,385	6,698
TOTAL LIABILITIES	360,090	371,738
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100,000 shares authorized, no shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value—1,000,000 shares authorized as of March 31, 2016 and December 31, 2015; 68,556 and 68,132 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	7	7
Additional paid-in capital	564,342	537,904
Retained earnings	286,161	250,916
Accumulated other comprehensive loss	(653)	(675)
TOTAL STOCKHOLDERS’ EQUITY	849,857	788,152
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,209,947	$1,159,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Income
(Unaudited in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenue:
Product	$212,475	$160,141
Service	29,721	18,904
Total revenue	242,196	179,045
Cost of revenue:
Product	78,913	54,439
Service	8,193	6,852
Total cost of revenue	87,106	61,291
Total gross profit	155,090	117,754
Operating expenses:
Research and development	62,515	43,340
Sales and marketing	27,606	24,587
General and administrative	15,234	14,072
Total operating expenses	105,355	81,999
Income from operations	49,735	35,755
Other income (expense), net:
Interest expense	(751)	(821)
Other income (expense), net	337	(468)
Total other income (expense), net	(414)	(1,289)
Income before provision for income taxes	49,321	34,466
Provision for income taxes	14,076	9,974
Net income	$35,245	$24,492
Net income attributable to common stockholders:
Basic	$34,921	$24,032
Diluted	$34,941	$24,071
Net income per share attributable to common stockholders:
Basic	$0.52	$0.37
Diluted	$0.48	$0.34
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	67,737	64,635
Diluted	72,214	70,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$35,245	$24,492
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	71	(183)
Change in net unrealized gain (loss) on available-for sale securities	(49)	166
Other comprehensive income (loss)	22	(17)
Comprehensive income	$35,267	$24,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,245	$24,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,779	2,893
Stock-based compensation	13,360	8,839
Deferred income taxes	(1,597)	1,670
Excess tax benefit on stock based-compensation	(6,012)	(10,569)
Amortization of investment premiums	—	487
Changes in operating assets and liabilities:
Accounts receivable	9,144	(16,075)
Inventories	8,099	(10,706)
Prepaid expenses and other current assets	8,878	2,613
Other assets	533	(3,502)
Accounts payable	(16,123)	(1,936)
Accrued liabilities	(14,868)	(12,358)
Deferred revenue	22,412	26,356
Income taxes payable	6,802	8,985
Other liabilities	464	(422)
Net cash provided by operating activities	71,116	20,767
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(51,638)	—
Purchases of property and equipment	(7,962)	(5,136)
Purchases of intangible assets	(670)	(667)
Net cash used in investing activities	(60,270)	(5,803)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of lease financing obligations	(314)	(255)
Proceeds from issuance of common stock upon exercising options, net of repurchases	1,862	5,322
Proceeds from issuance of common stock under employee stock purchase plan	4,888	4,856
Excess tax benefit on stock-based compensation	6,012	10,569
Issuance costs from initial public offering	—	(261)
Net cash provided by financing activities	12,448	20,231
Effect of exchange rate changes	43	(40)
NET INCREASE IN CASH AND CASH EQUIVALENTS	23,337	35,155
CASH AND CASH EQUIVALENTS—Beginning of period	687,326	240,031
CASH AND CASH EQUIVALENTS—End of period	$710,663	$275,186
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$597	$521
Cash paid for interest—lease financing obligation	$737	$757
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment included in accounts payable and accrued liabilities	$958	$657

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Overview and Basis of Presentation
Organization
Arista Networks, Inc. (together with our subsidiaries, “we,” “our” or “us”) is a supplier of cloud networking solutions that use software innovations to address the needs of large-scale Internet companies, cloud service providers and next-generation enterprises. Our cloud networking solutions consist of our Extensible Operating System, a set of network applications and our 10/25/40/50/100 Gigabit Ethernet switches. We were incorporated in October 2004 and reincorporated in the state of Delaware in March 2014. Our corporate headquarters are located in Santa Clara, California, and we have wholly-owned subsidiaries throughout the world, including North America, Europe, Asia and Australia.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and following the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three months ended March 31, 2016, are not necessarily indicative of the results expected for the full fiscal year.
The condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.
The accompanying unaudited condensed consolidated financial statements include the accounts of Arista Networks, Inc. and its wholly-owned subsidiaries and are prepared in accordance with GAAP. All significant intercompany accounts and transactions have been eliminated.
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 25, 2016.
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
Significant Accounting Policies
There have been no material changes to our significant accounting policies as of and for the three months ended March 31, 2016, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The new standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires significantly expanded disclosures about revenue recognition. In July 2015, the FASB deferred the effective date of the new revenue standard by one year. In March 2016, the FASB issued ASU No. 2016-08, Revenue From Contracts With Customers-Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and ASU No. 2016-10, Revenue From Contracts With Customers-Identifying Performance Obligations and Licensing. ASU No. 2016-08 clarifies the implementation guidance regarding principal versus agent identification and related considerations. Specifically, the guidance provides clarification around performance obligations for goods or services provided by another entity, assisting in determining whether the entity is the provider of the goods or services, the principal, or whether the entity is providing for the arrangement of the goods or services, the agent. ASU No. 2016-10 provides guidance around identifying whether promised goods or services are distinct and separately identifiable, whether promised goods or services are material or immaterial to the contract, and whether shipping and handling is considered an activity to fulfill a promise or an additional promised service. ASU No. 2016-10 also provides guidance around an entity's promise to grant a license providing a customer with either a right to use or a right to access the license, which then determines whether the obligation is satisfied at a point in time or over time, respectively.
The above standards are effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2017. The guidance is effective for us beginning in our first quarter of fiscal 2018. Early adoption would be permitted for all entities but not until the fiscal year beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The retrospective method requires a retrospective approach to each prior reporting period presented with the option to elect certain practical expedients as defined within the guidance. The cumulative approach requires a retrospective approach with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures as defined per the guidance. We are currently reviewing the provisions of the standard and have not yet selected a transition method nor have we determined the effect of the standard on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software, which clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software. A cloud computing arrangement would include a software license if (1) the customer has a contractual right to take possession of the software at any time during the hosting period without significant penalty and (2) it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. If the arrangement does not contain a software license, it would be accounted for as a service contract. The guidance is effective for fiscal years beginning after December 15, 2015. The standard was effective for us for our first quarter of fiscal 2016, the adoption of which had no material impact on our consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes, which will require the presentation of deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The guidance can be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company early adopted the guidance prospectively beginning in the fourth quarter of fiscal 2015. The adoption of the standard impacted presentation on the Company's Consolidated Financial Statements and related disclosures. No prior periods were retrospectively adjusted.

In January 2016, the FASB issued ASU No, 2016-01, Financial Instruments-Recognition and Measurement of Financial Assets and Financial Liabilities, which enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The guidance will address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The standard is effective for us for our first quarter of fiscal 2018. The guidance may be early adopted under early application guidance. We are currently assessing the impact this guidance may have on our consolidated financial statements as well as the transition method that we will use to adopt the guidance.

In February 2016, the FASB issued ASU No, 2016-02, Leases, which addresses the classification and recognition of lease assets and liabilities formerly classified as operating leases under GAAP. The guidance will address certain aspects of recognition and measurement, and quantitative and qualitative aspects of presentation and disclosure. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The standard is effective for us for our first quarter of fiscal 2019. The guidance will be applied to the earliest period presented using a modified retrospective approach. The guidance includes practical expedients that relate to identification, classification, and initial direct costs associated with leases commencing prior to the effective date, and the ability to apply hindsight in evaluating lease options related to extensions, terminations or asset purchases. A practical expedient also exists to treat leases entered into prior effective date under existing GAAP unless the lease has been modified. The guidance may be early adopted. We are currently assessing the impact this guidance may have on our consolidated financial statements as well as the transition method that we will use to adopt the guidance.

In March 2016, the FASB amended the existing accounting standards for stock-based compensation, ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which impact several aspects of accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The standard is effective for us for our first quarter of fiscal 2017. The guidance may be early adopted under early application guidance. If early adoption is elected, all amendments must be adopted in the same period. The manner of application varies by the various provisions of the guidance, with certain provisions applied on a retrospective or modified retrospective approach, while others are applied prospectively. We are currently assessing the impact this guidance may have on our consolidated financial statements as well as the transition method that we will use to adopt the guidance.

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

Level I-Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level II-Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level III-Unobservable inputs that are supported by little or no market data for the related assets or liabilities and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

We measure and report our cash equivalents and available-for-sale marketable securities at fair value. The following table sets forth the fair value of our financial assets by level within the fair value hierarchy (in thousands):

	March 31, 2016
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$552,590	$—	$—	$552,590
Money market funds-restricted	4,041	—	—	4,041
U.S. government notes	9,091	—	—	9,091
Corporate bonds	—	42,498	—	42,498
Total financial assets	$565,722	$42,498	$—	$608,220

	December 31, 2015
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$104,156	$—	$—	$104,156
Money market funds-restricted	4,041	—	—	4,041
Total financial assets	$108,197	$—	$—	$108,197

3.    Balance Sheet Components
Marketable Securities
The following table summarizes the unrealized gains and losses and fair value of our short term available-for-sale securities (in thousands):

	March 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government notes	$9,089	$2	$—	$9,091
Corporate bonds	42,549	—	(51)	42,498
Total marketable securities	$51,638	$2	$(51)	$51,589
For the three months ended March 31, 2016, we did not realize any other-than-temporary losses on our marketable securities. None of our marketable securities have been in continuous unrealized loss positions for greater than twelve months as of March 31, 2016. We had no marketable securities as of December 31, 2015.
We invest in marketable securities that have maximum maturities of up to two years and are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these marketable securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those marketable securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are due primarily to changes in credit spreads and interest rates. Because we do not intend to sell our investments and it is not more likely than not that we will be required to sell our investments before recovery of their amortized cost bases, which may be maturity, we do not consider our investments to be other-than-temporarily impaired at March 31, 2016. We expect to realize the full value of these investments upon maturity or sale.

As of March 31, 2016, the contractual maturities of our investments did not exceed 24 months. The fair values of available-for-sale investments, by remaining contractual maturity, are as follows (in thousands):

March 31, 2016
Due in 1 year or less	$9,091
Due in 1 year through 2 years	42,498
Total marketable securities	$51,589
The weighted average remaining duration of our current marketable securities is approximately 1.1 years as of March 31, 2016.

Accounts Receivable, net
Accounts receivable, net consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Accounts receivable	$136,367	$145,792
Allowance for doubtful accounts	(540)	(963)
Sales return reserve	(708)	(566)
Accounts receivable, net	$135,119	$144,263
Inventories
Inventories consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$27,120	$29,831
Finished goods	56,910	62,298
Total inventories	$84,030	$92,129
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Prepaid income taxes	$6,456	$14,150
Other current assets	27,766	29,270
Other prepaids and deposits	7,510	7,190
Total prepaid expenses and other current assets	$41,732	$50,610
Property and Equipment, net
    Property and equipment, net consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Equipment and machinery	$33,116	$29,101
Computer hardware and software	14,378	12,630
Furniture and fixtures	2,859	2,380
Leasehold improvements	28,578	24,372
Building	35,154	35,154
Construction-in-process	910	6,408
Property and equipment, gross	114,995	110,045
Less: accumulated depreciation	(35,051)	(30,339)
Property and equipment, net	$79,944	$79,706
Building consists of capitalized construction costs of our leased building in Santa Clara, California. Based on the terms of the lease agreement and due to our involvement in certain aspects of the construction, such as our financial involvement in structural elements of asset construction, making decisions related to tenant improvement costs and purchasing insurance not reimbursable by the buyer-lessor (the Landlord), we were deemed the owner of the building (for accounting purposes only) during the construction period. We continue to maintain involvement in the property post construction completion, and lack transferability of the risks and rewards of ownership, due to our required maintenance of a $4.0 million letter of credit, in addition to our ability and option to sublease our portion of the leased building for fees substantially higher than our base rate. Due to our continuing involvement in the property post construction and lack of transferability of related risks and rewards of ownership to the Landlord after construction completion, we account for the building as a financing obligation. See “Note 5 - Commitments and Contingencies". Accordingly, as of March 31, 2016 and December 31, 2015, we have recorded assets of $53.4 million, representing the total costs of the building and improvements incurred, including the costs paid by the Landlord. The building was completed in 2014.

Depreciation and amortization expense was $4.8 million and $2.9 million for the three months ended March 31, 2016 and 2015, respectively.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Accrued payroll related costs	$22,173	$39,479
Accrued warranty costs	4,883	4,718
Accrued manufacturing costs	6,094	6,397
Accrued professional fees	5,573	4,875
Accrued taxes	1,265	1,347
Other	6,125	4,155
Total accrued liabilities	$46,113	$60,971
Warranty Accrual
We offer a one-year warranty on all of our hardware products and a 90-day warranty against defects in the software embedded in the products. The accrued warranty liability is recorded in accrued liabilities in the accompanying consolidated balance sheets.
The following table summarizes the activity related to our accrued liability for estimated future warranty costs (in thousands):

	Three Months Ended March 31,
	2016	2015
Warranty accrual, beginning of period	$4,718	$3,204
Liabilities accrued for warranties issued during the period	693	783
Warranty costs incurred during the period	(528)	(301)
Warranty accrual, end of period	$4,883	$3,686

4.	Investments
Investments in Privately-held Companies
As of March 31, 2016 and December 31, 2015, we held non-marketable equity investments of approximately $33.6 million in privately-held companies which are accounted for under the cost method. There were no impairments recognized on our investments for the three months ended March 31, 2016.
Notes Receivable
As of March 31, 2016 and December 31, 2015, we have a $3.0 million promissory note with a privately-held company which was recorded at cost. The interest rate on the promissory note is 8.0% per annum and is payable quarterly. All unpaid principal and accrued interest on the promissory note is due and payable on the earlier of August 26, 2017 or upon a default.

5.	Commitments and Contingencies
Operating Leases
We lease various operating spaces in North America, Europe, Asia and Australia under non-cancelable operating lease arrangements that expire on various dates through 2024. There have been no material changes in our operating lease commitments under contractual obligation, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
We recognize rent expense under these arrangements on a straight-line basis over the term of the lease. Rent expense for all operating leases amounted to $2.3 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively.
Financing Obligation—Build-to-Suit Lease
In August 2012, we executed a lease for a building then under construction in Santa Clara, California to serve as our headquarters. The lease term is 120 months and commenced in August 2013. The underlying building asset is depreciated over the building’s estimated useful life of 30 years. At the conclusion of the initial lease term, we will de-recognize both the net book values of the asset and the remaining financing obligation. There have been no material changes in our financing obligation commitments under contractual obligation, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
As of March 31, 2016 and December 31, 2015, we have recorded assets of $53.4 million, representing the total costs of the building and improvements incurred, including the costs paid by the lessor (the legal owner of the building) and additional improvement costs paid by us, and a corresponding financing obligation of $42.2 million and $42.5 million, respectively. As of March 31, 2016, $1.4 million and $40.8 million were recorded as short-term and long-term financing obligations, respectively.
Land lease expense under our lease financing obligation included in rent expense above, amounted to $0.3 million for both the three months ended March 31, 2016 and 2015, respectively.
Purchase Commitments
We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf based on our forecasts in order to reduce manufacturing lead times and ensure adequate component supply. We issue purchase orders to our contract manufacturers for finished product and a significant portion of these orders consist of firm non-cancelable commitments. In addition, we purchase strategic component inventory from certain suppliers under purchase commitments that in some cases are non-cancelable, including integrated circuits, which are consigned to our contract manufacturers. As of March 31, 2016, we had non-cancelable purchase commitments of $57.3 million to our contract manufacturers and suppliers.
We have provided restricted deposits to our third-party contract manufacturers and vendors to secure our obligations to purchase inventory. We had $2.3 million in restricted deposits as of March 31, 2016 and December 31, 2015. Restricted deposits are classified in other assets in our accompanying unaudited condensed consolidated balance sheets.
Guarantees
We have entered into agreements with some of our direct customers and channel partners that contain indemnification provisions relating to potential situations where claims could be alleged that our products infringe the intellectual property rights of a third party. We have at our option and expense the ability to repair any infringement, replace product with a non-infringing equivalent-in-function product or refund our customers all or a portion of the value of the product. Other guarantees or indemnification agreements include guarantees of product and service performance and standby letters of credit for lease facilities and corporate credit cards. We have not recorded a liability related to these indemnification and guarantee provisions and our guarantee and indemnification arrangements have not had any significant impact on our consolidated financial statements to date.
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
OptumSoft has identified certain software components it claims to own, which are generally applicable tools and utility subroutines and not networking specific code. We cannot assure which software components OptumSoft may ultimately claim to own in the litigation or whether such claimed components are material.
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
The parties tried the case for Phase I of the proceedings, relating to contract interpretation and application of the contract to certain claimed source code, in September 2015. On December 16, 2015, the Court issued a Proposed Statement of Decision Following Phase 1 Trial, and on January 8, 2016, OptumSoft filed objections to that Proposed Statement of Decision. On March 23, 2016, the Court issued a Final Statement of Decision Following Phase I Trial, in which it agreed with and adopted our interpretation of the 2004 agreement and held that we, and not OptumSoft, own all of the software put at issue in Phase I. The remaining issues that were not addressed in the Phase I trial are set to be tried in Phase II. Phase II was previously scheduled to be tried in April 2016; that trial date has been vacated, however, and a new trial date has not yet been set.
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
With respect to the legal proceedings described above, it is our belief that while a loss is not probable, it may be reasonably possible. Further, at this stage in the litigation, any possible loss or range of loss cannot be estimated at this time.  However, the outcome of litigation is inherently uncertain. Therefore, if one or more of these legal matters were resolved against us in a reporting period for a material amount, our consolidated financial statements for that reporting period could be materially adversely affected.
Cisco Systems, Inc. (“Cisco”) Matters
On December 5, 2014, Cisco filed two complaints against us in District Court for the Northern District of California, which are proceeding as Case No. 4:14-cv-05343 (“’43 Case”) and Case No. 5:14-cv-05344 (“’44 Case”). In the ’43 Case, Cisco alleges that we infringe U.S. Patent Nos. 6,377,577; 6,741,592; 7,023,853; 7,061,875; 7,162,537; 7,200,145; 7,224,668; 7,290,164; 7,340,597; 7,460,492; 8,051,211; and 8,356,296 (respectively, “the ’577 patent,” “the ’592 patent,” “the ’853 patent,” “the 875 patent,” “the ’537 patent,” “the ’145 patent,” “the ’668 patent,” “the ’164 patent,” “the ’597 patent,” “the ’492 patent,” “the ’211 patent,” and “the ’296 patent”). Cisco seeks, as relief for our alleged infringement in the ’43 Case, lost profits and/or reasonable royalty damages in an unspecified amount, including treble damages, attorney’s fees, and associated costs. Cisco also seeks injunctive relief in the ’43 Case. On February 10, 2015, the court granted our unopposed motion to stay the ’43 Case until the proceedings before the United States International Trade Commission (“USITC”) pertaining to the same patents (as discussed below) become final. In the ’44 Case, Cisco’s complaint alleges that we infringe U.S. Patent Nos. 7,047,526 and 7,953,886 (respectively, “the ’526 patent” and “the ’886 patent”), and further alleges that we infringe numerous copyrights pertaining to Cisco’s “Command Line Interface” or “CLI.” As relief for our alleged patent infringement in the ’44 Case, Cisco seeks lost profits and/or reasonable royalty damages in an unspecified amount including treble damages, attorney’s fees, and associated costs as well as injunctive relief. As relief for our alleged copyright infringement, Cisco seeks damages in an unspecified amount in the form of alleged lost profits, profits from our alleged infringement, statutory damages, attorney’s fees and associated costs. Cisco also seeks injunctive relief against our alleged copyright infringement. On February 13, 2015, we answered the complaint in the ’44 Case, denying the patent and copyright infringement allegations and also raising numerous affirmative defenses. On March 6, 2015, Cisco filed an amended complaint against us the ’44 Case. In response, we moved to dismiss Cisco’s allegations of willful patent infringement and pre-suit indirect patent infringement. The Court granted the motion with leave to amend on July 2, 2015. On July 23, 2015, Cisco filed an amended complaint. On January 25, 2016, we sought leave to file counterclaims against Cisco in the ’44 case for antitrust and unfair competition. That motion was denied by order dated February 18, 2016, which also granted Arista leave to file those claims as a separate action. On February 24, 2016, we filed a complaint containing our antitrust and unfair competition claims against Cisco in the District Court for the Northern District of California, which is proceeding as Case No. 5:16-cv-00923 (“’23 Case”). In the ’23 Case, Cisco filed a motion to stay the litigation, or in the alternative, to dismiss the complaint on April 13, 2016, and a hearing on Cisco’s motion has been set for August 18, 2016. Trial has been set for November 21, 2016 in the ’44 Case. Trial has not been scheduled in the ’43 Case. Trial has not been scheduled in the ’23 Case.
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
The Administrative Law Judge assigned to the 944 Investigation issued a procedural schedule calling for, among other events: an evidentiary hearing on Sept. 9-11 & 15-17, 2015; issuance of an initial determination regarding our alleged violations on January 27, 2016; and the Target Date for completion on May 27, 2016. On January 27, 2016 the Administrative Law Judge issued a revised procedural schedule extending the date for issuance of an initial determination to February 2, 2016 and the Target Date to June 2, 2016. On February 26, 2016, the Commission issued a notice resetting the deadline for determining whether to review the initial determination to April 11, 2016 and the Target Date to June 9, 2016. The final determination in the 944 Investigation is then subject to Presidential review. The hearing has been completed and all post trial briefs have been submitted to the USITC. On February 2, 2016, the Administrative Law Judge issued his initial determination finding a violation of section 337 of the Tariff Act. More specifically, it was found that a violation has occurred in the importation into the United States, the sale for importation, or the sale within the United States after importation, of certain network devices, related software, and components thereof that the ALJ found infringe asserted claims 1, 2, 8-11, and 17-19 of the ’537 patent; asserted claims 6, 7, 20, and 21 of the ’592 patent; and asserted claims 5, 7, 45, and 46 of the ’145 patent. A violation of section 337 was not found with respect to any asserted claims of the ’597 and ’164 patents. On February 17, 2016, we filed a request for the Commission to review certain issues, including the infringement findings in the initial determination. On April 11, 2016, the Commission decided to review the initial determination on the following issues: (1) infringement of the ’537, ’597, ’592 and ’145 patents; (2) patentability of the ’597, ’592, and ’145 patents under 35 U.S.C. §101; (3) the construction of “said router configuration data managed by said database system and derived from configuration commands supplied by a user and executed by a router configuration subsystem before being stored in said database” of claims 1, 10, and 19 of the ’537 patent; (4) the construction of “a change to a configuration” / “a change in configuration” of claims 1, 39, and 71 of the ’597 patent; (5) equitable estoppel; (6) laches; (7) the technical prong of domestic industry for the ’537, ’597, ’592 and ’145 patents; (8) economic prong of domestic industry; and (9) importation; and to the extent any findings that the Commission reviews implicates the initial determination’s findings for the ’164 patent (e.g., intent to induce infringement), the Commission will review those findings for the ’164 patent.
The Administrative Law Judge assigned to the 945 Investigation issued a procedural schedule calling for, among other events: an evidentiary hearing on November 9-20, 2015; issuance of an initial determination regarding our alleged violations on April 26, 2016; and the Target Date for completion on August 26, 2016. The evidentiary hearing was conducted in November 2015 and all post-hearing briefing has been completed. On March 29, 2016, the ALJ issued a revised procedural schedule extending the deadline for issuance of an initial determination to August 26, 2016, and the Target Date to December 26, 2016. On April 19, 2016, the Commission determined not to review this decision. We are awaiting the initial determination from the Administrative Law Judge. The initial determination will be subject to review by the Commission, which will then issue a final determination and any remedial orders on December 26, 2016. If the final determination finds a violation, it will be subject to Presidential review.
On April 1, 2015, we filed petitions for Inter Partes Review with the United States Patent Trial and Appeal Board (“PTAB”) seeking to invalidate Cisco’s ’597, ’211, and ’668 patents.  On April 10, 2015, we filed petitions for Inter Partes Review with the PTAB seeking to invalidate Cisco’s ’853 and ’577 patents.  On April 16, 2015, we filed additional petitions for Inter Partes Review with the PTAB seeking to invalidate Cisco’s ’853 and ’577 patents.  On August 11, 2015, we filed a second petition for Inter Partes Review of Cisco’s ’668 patent.  On October 6, 2015 we filed a second petition for Inter Partes Review of Cisco’s ’211 patent, which was denied on April 12, 2016.  On October 6, 2015, the PTAB granted our petition for Inter Partes Review of Cisco’s ’597 patent and our first petition for Inter Partes review of Cisco’s ’211 patents, but denied one of our petitions for Inter Partes Review of Cisco’s ’668 patent. On October 19, 2015 and October 22, 2015, the PTAB denied four petitions relating to the ’853 and ’577 patents. On November 18, 2015, we filed a request for rehearing on one of the denied petitions related to the ’577 patent, which was denied on February 29, 2016.  On December 9, 2015, we filed a petition for Inter Partes Review with the PTAB seeking to invalidate Cisco’s ’537 patent, and additional petitions for Inter Partes Review with the PTAB seeking to invalidate Cisco’s ’853, ’577, and ’668 patents.  On February 16, 2016, the PTAB denied our second petition for Inter Partes review of the ’668 patent. On March 17, 2016, we filed a request for rehearing on this decision, which was denied on March 29, 2016. We are awaiting decisions by the PTAB on our remaining petitions for Inter Partes Review of the ’537, ’853, ’577, and ’668 patents.  For those petitions that the PTAB grants, the PTAB must issue its final written decision on validity within twelve months of its institution decision.
We intend to vigorously defend against Cisco’s lawsuits, as summarized in the preceding paragraphs. However, we cannot be certain that any claims by Cisco would be resolved in our favor regardless of the merit of the claims. For example, an adverse litigation ruling could result in a significant damages award against us, could further result in the above described injunctive relief, could result in a requirement that we make substantial royalty payments to Cisco, and/or could require that we modify our products to the extent that we are found to infringe any valid claims asserted against us Cisco. In particular, with respect to the 944 and 945 Investigations, if our products are found to infringe any patents that are the subject of those investigations, the USITC would likely issue a limited exclusion order barring entry into the United States of our products (including 7000 Series of switches) and a cease and desist order restricting our activities with respect to our imported products. If we become subject to a limited exclusion order and it is not disapproved by the US Trade Representative, we will need to remove features or develop technical design-arounds in order to take the products outside of the scope of any patent found to have been infringed and the subject of a violation. We may not be successful in developing technical design-arounds that do not infringe the patents or that are acceptable to our customers. Our development efforts could be extremely costly and time consuming as well as disruptive to our other development activities and distracting to management. Moreover, we may seek to obtain clearance for any such technical design-arounds from U.S. Customs and Border Patrol (“CBP”), and we may be unable to do so in a timely manner, if at all. In the case that we attempt to change our manufacturing, importation processes and shipping workflows to comply with any limited exclusion order or cease and desist order, such changes may be extremely costly, time consuming and we may not be able to implement such changes successfully. Any failure to develop effective technical design-arounds, obtain timely clearance of such technical design-arounds or successfully change our manufacturing, importation processes or shipping workflows may cause a disruption in our shipments and impact our revenues, business and reputation. Any such adverse ruling could materially adversely affect our business, prospects, results of operation and financial condition.
In the event that the USITC issues a limited exclusion order and cease and desist order, Cisco may also seek to enforce any limited exclusion order or cease and desist order by filing for an enforcement action at the USITC.  In such a proceeding, we would need to demonstrate that our technical design-arounds render our products non-infringing or otherwise outside the scope of the limited exclusion order or cease and desist order.  If we are unable to do so then any product shipments after the effective date of the limited exclusion order or cease and desist order (whether from existing imported inventory or from products assembled from foreign sourced components) could be subject to significant civil penalties, potential seizure of that inventory which was found to have an ineffective technical design-around, and an order prohibiting the importation of further products until we implement additional technical design-arounds.
Additionally, the existence of this lawsuit could cause concern among our customers and partners and could adversely affect our business and results of operations. Whether or not we prevail in the lawsuit, we expect that the litigation will be expensive, time-consuming and a distraction to management in operating our business.
With respect to the various legal proceedings described above, it is our belief that while a loss is not probable, it may be reasonably possible. Further, at this stage in the litigation, any possible loss or range of loss cannot be estimated at this time.  However, the outcome of litigation is inherently uncertain. Therefore, if one or more of these legal matters were resolved against us in a reporting period for a material amount, our consolidated financial statements for that reporting period could be materially adversely affected.
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
Total stock-based compensation expense related to options, restricted stock awards, employee stock purchases, restricted stock units and stock purchase rights granted were allocated as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenue	$793	$636
Research and development	7,457	4,928
Sales and marketing	3,647	2,409
General and administrative	1,463	866
Total stock-based compensation	$13,360	$8,839
Stock Option Activities
The following table summarizes the option and RSA (Restricted Stock Award) activity under our equity stock plans and related information:

	Options and RSAs Outstanding
	Number of Shares Underlying Outstanding Options and RSAs (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years) of Stock Options	Aggregate Intrinsic Value of Stock Options Outstanding (in thousands)
Outstanding—December 31, 2015	11,630	$24.49	7.6	$620,802
Options granted	413	56.33
Options exercised	(288)	6.58
Options canceled	(161)	24.34
Outstanding—March 31, 2016	11,594	$26.08	7.5	$440,180
Vested and exercisable—March 31, 2016	3,905	$9.47	6.5	$210,414
Vested and expected to vest—March 31, 2016	10,982	$25.39	7.5	$424,280
As of March 31, 2016, the total unrecognized stock-based compensation expense related to unvested stock options, net of expected forfeitures, was $112.1 million, which is expected to be recognized over a weighted-average period of 4.1 years.
Early Exercise of Stock Options
For the three months ended March 31, 2016, we repurchased 3,750 thousand shares of common stock at the original exercise price due to the termination of the holders of the unvested shares. As of March 31, 2016, shares held by employees and directors that were subject to repurchase were approximately 0.6 million with an aggregate price of $2.0 million.

Restricted Stock Unit (RSU) Activities
A summary of the RSU activity under our stock plans during the reporting period and a summary of information related to RSUs expected to vest are presented below (in thousands, except per share and year amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Unvested balance—December 31, 2015	893	$70.14	1.9	$69,509
RSUs granted	219	57.56
RSUs vested	(17)	69.26
RSUs forfeited	(41)	67.86
Unvested balance—March 31, 2016	1,054	$67.63	1.9	$66,495
Vested and expected to vest—March 31, 2016	987	$67.67	1.8	$62,254
As of March 31, 2016, there was $57.3 million of unrecognized stock-based compensation cost related to unvested RSUs, net of estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 3.7 years.
Employee Stock Purchase Plan Activities
During the three months ended March 31, 2016, we issued 122,937 shares at an average purchase price of $39.76 under the 2014 Employee Stock Purchase Plan ("ESPP"). On February 17, 2015, the board authorized an increase to shares available for future issuance under the ESPP. Per the ESPP, the increase is determined based on the lesser of 1% of total shares outstanding as of the first day of each fiscal year, or January 1, 2016, 2,500,000 shares or such amount as determined by our board of directors. The approved increase amounted to 681,315 shares. As of March 31, 2016, there remain 1,617,132 shares available for issuance under the ESPP.
As of March 31, 2016, the total unrecognized stock-based compensation expense related to unvested ESPP options, net of expected forfeitures, was $3.3 million, which is expected to be recognized over a weighted-average period of 1.7 years.
Shares Available for Grant
The following table presents the stock activity and the total number of shares available for grant as of March 31, 2016 (in thousands):

Number of Shares
Balance—December 31, 2015	10,494
Authorized	2,044
Options granted	(413)
RSUs granted	(219)
Options canceled	161
Options repurchased	4
RSUs forfeited	41
Balance—March 31, 2016	12,112

7.	Net Income Per Share Available to Common Stock
The following table sets forth the computation of our basic and diluted net income per share available to common stock (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Numerator:
Basic:
Net income	$35,245	$24,492
Less: undistributed earnings allocated to participating securities	(324)	(460)
Net income available to common stockholders, basic	$34,921	$24,032
Diluted:
Net income attributable to common stockholders, basic	$34,921	$24,032
Add: undistributed earnings allocated to participating securities	20	39
Net income attributable to common stockholders, diluted	$34,941	$24,071
Denominator:
Basic:
Weighted-average shares used in computing net income per share available to common stockholders, basic	67,737	64,635
Diluted:
Weighted-average shares used in computing net income per share available to common stockholders, basic	67,737	64,635
Add weighted-average effect of dilutive securities:
Stock options and RSUs	4,443	5,928
Employee stock purchase plan	34	159
Weighted-average shares used in computing net income per share available to common stockholders, diluted	72,214	70,722
Net income per share attributable to common stockholders:
Basic	$0.52	$0.37
Diluted	$0.48	$0.34
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share available to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock options and RSUs to purchase common stock	3,763	1,906

8.	Income Taxes
Provision for income taxes was approximately $14.1 million and $10.0 million for the three months ended March 31, 2016 and 2015, respectively. The change in the provision was a result of an increase in profit before income taxes and the change in effective tax rate based on current geographical distribution of the earnings.
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
We have been selected for examination by the Internal Revenue Service ("IRS") for our 2013 and 2014 tax years. It is difficult to determine when the examinations will be settled or their final outcomes in the foreseeable future. We believe that we have adequately provided reserves for any reasonably foreseeable adjustment to our tax returns and we do not anticipate a significant impact to our gross unrecognized benefits within the next 12 months related to these years.
Our gross unrecognized tax benefits as of March 31, 2016 were $22.5 million. If the gross unrecognized tax benefits as of March 31, 2016 were realized in future periods, this could result in a tax benefit of $13.7 million within our provision of income taxes. Because of the net operating loss and tax credit carryforwards, substantially all of our tax years remain open to tax examinations and we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

9.	Segment Information
We have determined that we operate as one reportable segment. The following table represents revenue based on the customer’s location, as determined by the customer’s shipping address (in thousands):

	Three Months Ended March 31,
	2016	2015
United States	$180,876	$123,153
Other Americas	1,765	3,604
Europe, Middle East and Africa	43,739	40,090
Asia-Pacific	15,816	12,198
Total revenue	$242,196	$179,045
The following table presents our property, plant and equipment, net by geographic region for the periods presented (in thousands):

	March 31, 2016	December 31, 2015
United States	$70,461	$70,719
International	9,483	8,987
Total	$79,944	$79,706

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K filed with the SEC on February 25, 2016. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
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
We were founded in 2004 to address the limitations of legacy networking products and to create a cloud networking platform that is open and programmable. From 2004 to 2008, our activities were focused on the development of our software, which resulted in the commercial release of our first product, the 7100 Series switches based on our EOS software, in 2008. Since then, we have continued to introduce new products utilizing EOS, including our 7500 Series switch and our 7050 Series switch in 2010, the second generation of our 7500 Series switch, called the 7500E modular switch, in May 2013, our 7300 Series switch in November 2013, our 7280E in July 2014. In December 2014, we introduced our EOS+ software platform for networking programmability and automation, and in June 2015 we introduced CloudVision, a network-wide approach for workload orchestration and workflow automation. In September 2015, we introduced our Macro Segmentation Services, or MSS, to provide automated insertion of security and other in-line layer 4-7 services within any software driven cloud networking infrastructure. MSS has been endorsed by many of our technology alliance ecosystem partners with whom we are currently partnering with to deliver MSS platform support. In addition, during 2015, we introduced our first 10/25/40/50/100G switches with our 7060, 7260 and 7320 series switches. In January 2016, Arista unveiled NetDB, the network-wide, state-oriented database that enhances the core system database (SysDB) of Arista EOS.  NetDB builds upon the SysDB architecture by adding software infrastructure improvements, including state-sharing and replication mechanisms for centrally storing network state, increased software table capacities up to 1M routes, and the ability to stream state in realtime from EOS devices. This extends the benefits of the state-based system across the entire network. And, during March 2016, we introduced our 7500R series, building on the 7500E series and providing 100GbE density and large table sizes in a single chassis. At up to 115 Tbps capacity, the 7500R supports up to one million routes, subsuming switching and routing functions into a Universal Spine platform for cloud-scale networks.
As of December 31, 2015, we have shipped more than five million switch ports. We have experienced rapid revenue growth over the last several years, increasing our revenue at a compound annual growth rate of 56.4% from 2011 to 2015. As we have grown the functionality of our EOS software, expanded the range of our switching portfolio and increased the size of our sales force, our revenue has continued to grow rapidly. To support our customers and revenue growth, we have expanded our international presence to include 20 foreign subsidiaries as of December 31, 2015, including for example Australia, Canada, France, Germany, India, Ireland, Japan, South Korea and the United Kingdom. Our revenue for the three months ended March 31, 2016 was $242.2 million an increase of 35.3% compared to the same period in 2015. We have been profitable and cash flow positive for each year since 2010.
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
To continue to grow our revenue, it is important that we both obtain new customers and sell additional products to existing customers. Our development model is focused on the development of new products based on our EOS software and enhancements to EOS. We engineer our products to be agnostic to the underlying merchant silicon architecture. Today, we combine our EOS software with merchant silicon into a family of switching products. This enables us to focus our research and development resources on our software core competencies and to leverage the investments made by merchant silicon vendors to achieve cost-effective solutions. We currently procure certain merchant silicon components from multiple vendors, and we continue to expand our relationships with these and other vendors. We work closely with third party contract manufacturers to manufacture our products. Our contract manufacturers deliver our products to our third party direct fulfillment facilities where our EOS software is installed on our products.  We and our fulfillment partners then perform labeling, final configuration, quality assurance testing and shipment to our customers. We intend to expand our contract manufacturing capabilities to include an additional contract manufacturer in San Jose, California.
We market and sell our products through both our direct sales force and our channel partners, including distributors, value-added resellers, system integrators, original equipment manufacturer, or OEM partners and in conjunction with various technology partners. To facilitate channel coordination and increase productivity, we have created a partner program, the Arista Partner Program, to engage partners who provide value-added services and extend our reach into the marketplace. Authorized training partners provide technical training to our channel partners. Our partners commonly receive an order from an end customer prior to placing an order with us, and we confirm the identification of the end customer prior to accepting such orders. Our partners generally do not stock inventory received from us. Our sales organization is supported by systems engineers with deep technical expertise and responsibility for pre-sales technical support and engineering for our end customers. Each sales team is responsible for a geographic territory, has responsibility for a number of major direct end-customer accounts or has assigned accounts in a specific vertical market. During the three months ended March 31, 2016 and 2015, 75.4% and 70.8% or our revenue was generated from the Americas, substantially all from the U.S., 18.1% and 22.4% from Europe, the Middle East and Africa and 6.5% and 6.8% from the Asia-Pacific region, respectively.
Factors Affecting Our Performance
We believe that our future success will depend on many factors, including our ability to expand sales to our existing customers as well as to add new end customers. While these areas present significant opportunity, they also present risks that we must manage to ensure successful results. See the section titled “Risk Factors.” Additionally, we face intense competition especially from larger, well-established companies, and we must continue to expand the capabilities of our cloud networking platform to succeed in our market. We are also currently engaged in lawsuits with Cisco, our largest competitor, whereby they claim that we have infringed their intellectual property rights.  We intend to vigorously defend against these Cisco lawsuits as summarized in the Legal Proceedings section below. However, we cannot be certain that any claims by Cisco would be resolved in our favor.  If we are unable to address these challenges, our business could be adversely affected.
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
Investing in Research and Development for Growth. We believe that the market for cloud networking is still in the early stages of adoption and we intend to continue investing for long-term growth. We expect to continue to invest heavily in software development in order to expand the capabilities of our cloud networking platform, introduce new products such as our 7500R series, new releases and upgrades to our EOS software and new applications building upon our technology leadership. We believe one of our greatest strengths lies in the speed of our product development efforts. By investing in research and development, we believe we will be well positioned to continue our rapid growth and take advantage of our large market opportunity. We expect that our results of operations will be impacted by the timing and size of these product development investments.
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
Gross Margin
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including sales to large end customers who generally receive lower pricing, the average sales price of our offerings, manufacturing costs, including costs associated with the introduction of additional contract manufacturing capacity, merchant silicon costs and the mix of products sold. We expect our gross margins to fluctuate over time, depending on the factors described above and others. See the section titled “Risk Factors.”
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
Other Income (Expense), Net
Interest Expense
Interest expense consists mostly of interest expense from our lease financing obligation.
Other Income (Expense)
Other income (expense) consists mostly of foreign currency exchange gains and losses and interest income. Our foreign currency exchange gains and losses relate to transactions and asset and liability balances denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.
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

Results of Operations
The following table summarizes historical results of operations for the periods presented and as a percentage of revenue for those periods. We have derived the data for the three months ended March 31, 2016 and 2015 from our unaudited condensed consolidated financial statements (in thousands, except for percentage of revenue).

	Three Months Ended March 31,
	2016	2015
Revenue:
Product	$212,475	$160,141
Service	29,721	18,904
Total revenue	242,196	179,045
Cost of revenue (1):
Product	78,913	54,439
Service	8,193	6,852
Total cost of revenue	87,106	61,291
Gross profit	155,090	117,754
Operating expenses (1):
Research and development	62,515	43,340
Sales and marketing	27,606	24,587
General and administrative	15,234	14,072
Total operating expenses	105,355	81,999
Income from operations	49,735	35,755
Interest expense	(751)	(821)
Other income (expense), net	337	(468)
Total other income (expense), net	(414)	(1,289)
Income before provision for income taxes	49,321	34,466
Provision for income taxes	14,076	9,974
Net income	$35,245	$24,492

	Three Months Ended March 31,
	2016	2015
	(as a percentage of revenue)
Revenue:
Product	87.7%	89.4%
Service	12.3	10.6
Total revenue	100.0	100.0
Cost of revenue:
Product	32.6	30.4
Service	3.4	3.8
Total cost of revenue	36.0	34.2
Gross margin	64.0	65.8
Operating expenses:
Research and development	25.8	24.2
Sales and marketing	11.4	13.7
General and administrative	6.3	7.9
Total operating expenses	43.5	45.8
Income from operations	20.5	20.0
Interest expense	(0.2)	(0.5)
Other income (expense), net	0.1	(0.3)
Total other income (expense), net	(0.1)	(0.8)
Income before provision for income taxes	20.4	19.2
Provision for income taxes	5.8	5.6
Net income	14.6%	13.6%
________________________________________________________________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2016	2015
Cost of revenue	$793	$636
Research and development	7,457	4,928
Sales and marketing	3,647	2,409
General and administrative	1,463	866
Total stock-based compensation	$13,360	$8,839

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Revenue, Cost of Revenue and Gross Profit (in thousands, except percentages)

	Three Months Ended March 31,
	2016	2015	Change in
	$	$	$	%
Revenue
Product	$212,475	$160,141	$52,334	32.7%
Service	29,721	18,904	10,817	57.2
Total revenue	242,196	179,045	63,151	35.3
Cost of revenue
Product	78,913	54,439	24,474	45.0
Service	8,193	6,852	1,341	19.6
Total cost of revenue	87,106	61,291	25,815	42.1
Gross profit	$155,090	$117,754	$37,336	31.7%
Gross margin	64.0%	65.8%

Revenue by Geography (in thousands, except percentages)

	Three Months Ended March 31,
	2016	% of Total	2015	% of Total
Americas	$182,641	75.4%	$126,757	70.8%
Europe, Middle East and Africa	43,739	18.1	40,090	22.4
Asia-Pacific	15,816	6.5	12,198	6.8
Total revenue	$242,196	100.0%	$179,045	100.0%
Revenue
Revenue increased $63.2 million, or 35.3% in the three months ended March 31, 2016 compared to the same period in 2015. We increased shipments to our existing customers during the period as they continued to grow and expand their business geographically, increasing their demand for our switch products and related accessories. Our revenue growth was primarily driven by existing customers, but we continued to add new customers as we expanded our market presence and geographic footprint. Service revenue increased 57.2% during the three months ended March 31, 2016 compared to the same period in 2015 with growth in initial and renewal support contracts as our customer installed base continued to expand. We also continued to experience fluctuations in product and service pricing due to competitive market pressures. However, these were more than offset by the increased demand drivers outlined above.
Cost of Revenue and Gross Margin
Gross margin decreased from 65.8% to 64.0% for the three months ended March 31, 2016 compared to the same period in 2015. This decrease during the period was primarily the result of changes in customer mix and to lesser extent product mix, as we expanded our business and increased the contribution of larger customers who typically receive higher discount levels. In addition, we added capacity to our manufacturing and operations infrastructure, and had an increase in inventory-related obsolescence charges associated with product transitions. These unfavorable changes were partially offset by improved service margins as we scale our services business. We expect that our gross margin in the second quarter of 2016 will be relatively consistent with recent quarters. While we do not have the ability to predict gross margins for periods beyond this time frame, we believe we may experience some increase in product costs as we ramp our new contract manufacturer and related supply chain operations.

Operating Expenses (in thousands, except percentages)

	Three Months Ended March 31,
	2016	2015	Change in
	$	$	$	%
Operating expenses:
Research and development	$62,515	$43,340	$19,175	44.2%
Sales and marketing	27,606	24,587	3,019	12.3
General and administrative	15,234	14,072	1,162	8.3
Total operating expenses	$105,355	$81,999	$23,356	28.5%
Research and development
Research and development expenses increased $19.2 million, or 44.2%, for the three months ended March 31, 2016 compared to the same period in 2015. The increase was primarily due to an increase in personnel costs of $9.3 million, resulting from increases in headcount, stock based compensation as well as additional bonus expense under our corporate bonus plan. Prototype spend, third-party engineering and consulting costs increased by $6.3 million, and facilities and IT infrastructure costs increased $1.4 million due to new product introductions and the continued expansion and support of our research and development activities.
Sales and marketing
Sales and marketing expenses increased $3.0 million, or 12.3%, for the three months ended March 31, 2016 compared to the same period in 2015. The increase was primarily due to an increase in personnel costs of $4.3 million, resulting from increased headcount, additional sales incentive compensation due to higher sales volume, and additional corporate bonus expense. The increase was offset by a decrease in product field demonstration costs of $0.8 million.
General and administrative
General and administrative expenses increased $1.2 million, or 8.3%, for the three months ended March 31, 2016 compared to the same period in 2015. The increase was due to an increase in personnel costs of $0.9 million reflecting additional headcount, increased stock-based compensation charges, and additional bonus expenses under our corporate bonus program. In addition, legal fees increased by $0.6 million primarily related to the Cisco and OptumSoft legal matters outlined in Note 5 to the Consolidated Financial Statements.
Other Income (Expense), Net (in thousands, except percentages)

	Three Months Ended March 31,
	2016	2015	Change in
	$	$	$	%
Other income (expense), net:
Interest expense	$(751)	$(821)	$70	8.5%
Other income (expense), net	337	(468)	805	172.0
Total other income (expense), net	$(414)	$(1,289)	$875	67.9%
Interest expense
Interest expense remained relatively constant during the three months ended March 31, 2016 compared to the same period in 2015 and primarily related to our lease financing obligation.
Other income (expense), net
The favorable change in other income (expense), net during the three months ended March 31, 2016 compared to the same period in 2015 was primarily the result of transactional exchange rate gains during the first quarter of 2016 compared to losses in the same period in 2015.

Provision for Income Taxes (in thousands, except percentages)

	Three Months Ended March 31,
	2016	2015	Change in
	$	$	$	%
Provision for income taxes	$14,076	$9,974	$4,102	41.1%
Effective tax rate	28.5%	28.9%
Provision for income taxes
Provision for income taxes was approximately $14.1 million and $10.0 million for the three months ended March 31, 2016 and 2015, respectively. The change in the provision was a result of an increase in profit before income taxes and the change in effective tax rate based on current geographical distribution of the earnings.

Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents, marketable securities, and cash generated from operations. As of March 31, 2016, cash and cash equivalents, and marketable securities were $762.3 million, of which approximately $55.1 million was held outside the U.S. in our foreign subsidiaries.  We have not repatriated nor do we currently have plans to repatriate these funds, but if we were to repatriate cash held outside of the U.S. for domestic cash operations, we would be required to accrue and pay U.S. income taxes to repatriate these funds less any previously paid foreign income taxes. We consider the undistributed earnings of our foreign subsidiaries as of March 31, 2016 to be indefinitely reinvested, and, accordingly, no U.S. income taxes have been provided thereon.
Our cash and cash equivalents, and marketable securities are held for working capital purposes. We expect our working capital requirements to increase by an aggregate of $50 to $100 million over the next several quarters as we transition to new products and ramp production and supply chain operations with a new contract manufacturer. In addition, we may incur incremental capital expenditures in the range of $5 to $10 million in relation to this manufacturing project. We plan to continue to invest for long-term growth. We believe that our existing cash and cash equivalents together with cash flow from operations will be sufficient to meet our working capital requirements and our growth strategies for the foreseeable future. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced product and service offerings, our costs and access to outsourcing our manufacturing, our costs related to investing in or acquiring complementary or strategic businesses and technologies, the continued market acceptance of our products, and costs incurred related to outstanding litigation claims. If we require or elect to seek additional capital through debt or equity financing in the future, we may not be able to raise capital on terms acceptable to us or at all. If we are required and unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.

Cash Flows

	March 31, 2016	December 31, 2015
	(in thousands)
Cash and cash equivalents	$710,663	$687,326

	Three Months Ended March 31,
	2016	2015

	(in thousands)
Cash provided by operating activities	$71,116	$20,767
Cash used in investing activities	(60,270)	(5,803)
Cash provided by financing activities	12,448	20,231
Effect of exchange rate changes	43	(40)
Net increase in cash and cash equivalents	$23,337	$35,155
Cash Flows from Operating Activities
Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by increased sales and timing of collections. Our primary uses of cash from operating activities have been for personnel costs, inventory purchases from our contract manufacturers, investment in research and development, and litigation expenses.
During the three months ended March 31, 2016, cash provided by operating activities was $71.1 million, primarily from net income of $35.2 million, a net increase in cash from changes in our operating assets and liabilities of $25.3 million, and net non-cash charges of $10.5 million. The net increase in cash from changes in operating assets and liabilities was primarily due to an increase in deferred revenue of $22.4 million mostly related to additional PCS contracts. In addition, we experienced an increase in cash of $6.8 million from changes in income tax payable, a decrease in our accounts receivable of $9.1 million resulting from strong collections during the period, a decrease in inventory of $8.1 million due to reductions in our finished goods inventory, and a reduction in prepaid expenses and current assets of $8.9 million primarily from a decrease in prepaid income taxes during the period. Operating cash flow increases were offset by a decrease in our accounts payable and accrued liabilities of $31.0 million primarily due corporate bonus payments and the timing of vendor payments.
During the three months ended March 31, 2015, cash provided by operating activities was $20.8 million, primarily from net income of $24.5 million and net non-cash charges of $3.5 million, partially offset by a net decrease from changes in our operating assets and liabilities of $7.2 million. The net decrease in cash from changes in our operating assets and liabilities was primarily due to an increase in our accounts receivable of $16.3 million resulting from the increase in sales, a decrease in our accrued liabilities of $12.4 million primarily due to corporate bonus payments, as well as an increase in inventory of $10.7 million and an increase in other assets of $3.5 million. These operating cash flow decreases were partially offset by an increase in deferred revenue of $26.4 million due to an increase in our customer service install base and increases in product shipments with acceptance provisions, an increase in our income tax payable of $9.0 million, and a $2.6 million net decrease in prepaid expenses and other current assets.
Cash Flows from Investing Activities
Our investing activities have consisted primarily of capital expenditures and net investment purchases of available for sale marketable securities. We expect to continue investing in these activities to support the continued growth of our business.
During the three months ended March 31, 2016, cash used in investing activities was $60.3 million, consisting of purchases of available-for-sale securities of $51.6 million and purchases of property, equipment and other assets of $8.6 million.
During the three months ended March 31, 2015, cash used in investing activities was $5.8 million, consisting primarily of purchases of property and equipment of $5.1 million.
Cash Flows from Financing Activities
Our cash flows provided by financing activities primarily consisted of proceeds from the issuance of common stock and the excess tax benefits on stock-based compensation.
During the three months ended March 31, 2016, cash provided by financing activities was $12.4 million, consisting primarily of the excess tax benefit associated with equity incentive plans of $6.0 million, proceeds from the exercise of stock options, net of repurchases of $1.9 million and the proceeds from the issuance of common stock from our ESPP of $4.9 million.
During the three months ended March 31, 2015, cash provided by financing activities was $20.2 million, consisting primarily of proceeds from the exercise of stock options, net of repurchases of $5.3 million, the excess tax benefit associated with equity incentive plans of $10.6 million and the proceeds from the issuance of common stock from our ESPP of $4.9 million.
Off-Balance Sheet Arrangements
As of March 31, 2016, we did not have any relationships with any unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
As of March 31, 2016, our principal commitments consist of obligations under operating leases and purchase commitments. There have been no significant changes to these obligations during the three months ended March 31, 2016, compared to the contractual obligations disclosed in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K, filed with the SEC on February 25, 2016, other than the purchase commitments described in Note 5. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected. We believe the critical accounting policies and estimates discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Annual Report on Form 10-K filed with the SEC on February 25, 2016, reflect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K.
Recent Accounting Pronouncements
Refer to “Recent Accounting Pronouncements” in Note 1 of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Substantially all of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the U.S. and to a lesser extent in Europe and Asia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of an immediate 10% adverse change in foreign exchange rates on monetary assets and liabilities at March 31, 2016 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements. While we have not engaged in the hedging of our foreign currency transactions to date, we may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar.
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
As of March 31, 2016, we had approximately $51.6 million invested in available-for-sale marketable securities. The effect of an immediate 10% change in interest rates at March 31, 2016 would not have a material adverse impact on our future operating results and cash flows. As of March 31, 2016, we did not hold or issue financial instruments for trading purposes.
Investments in Privately held Companies
Our investments in privately held companies are recorded in investments, non-current in our consolidated balance sheets and are accounted for using the cost method. As of March 31, 2016, the total carrying amount of our investments in privately held companies was $33.6 million. Some of the privately held companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately-held companies is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act (the "SEC"), as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have experienced rapid growth and increased demand for our products over the last several years, which has placed a strain on our management, administrative, operational and financial infrastructure. Our employee headcount and number of end customers have increased significantly. To handle the increase in end customers, we expect to continue to grow our headcount significantly over the next 12 months. For example, as of December 31, 2011 and December 31, 2015, our cumulative number of end customers increased from approximately 570 to over 3,700. As we have grown, we have had to manage an increasingly larger and more complex array of internal systems and processes to scale with all aspects of our business, including our hardware and software development, contract manufacturing and purchasing, logistics and fulfillment and maintenance and support. Our success will depend in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and continue to hire, train and manage new employees as needed. To manage domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting processes and procedures and implement more extensive and integrated financial and business information systems. We may not be able to successfully implement these or other improvements to our systems and processes in an efficient or timely manner, and we may discover deficiencies in their capabilities or effectiveness. We may experience difficulties in managing improvements to our systems and processes or in connection with third-party technology. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. Our failure to improve our systems and processes, or their failure to operate effectively and in the intended manner, may result in disruption of our current operations and end-customer relationships, our inability to manage the growth of our business and our inability to accurately forecast our revenue, expenses and earnings and prevent certain losses.
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
Historically, large purchases by a relatively limited number of end customers have accounted for a significant portion of our revenue. Many of these end customers make large purchases to complete or upgrade specific data center installations and are typically made on a purchase-order basis rather than pursuant to long-term contracts. Revenue from sales to Microsoft, through our channel partner, World Wide Technology, Inc., accounted for 12.0% of our revenue for the year ended December 31, 2015, 14.9% of our revenue for the year ended December 31, 2014 and 21.9% of our revenue for the year ended December 31, 2013.
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
The data center networking market has been historically dominated by Cisco Systems, with competition also coming from other large network equipment and system vendors, including Juniper Networks, Brocade Communications Systems, Hewlett-Packard and Dell. We also face competition from other companies and new market entrants, including white box switch vendors as well as current technology partners and end customers. Many of our existing and potential competitors enjoy substantial competitive advantages, such as:

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
On December 5, 2014, Cisco filed two complaints against us in District Court for the Northern District of California, which are proceeding as Case No. 4:14-cv-05343 (“’43 Case”) and Case No. 5:14-cv-05344 (“’44 Case”). In the ’43 Case, Cisco alleges that we infringe U.S. Patent Nos. 6,377,577; 6,741,592; 7,023,853; 7,061,875; 7,162,537; 7,200,145; 7,224,668; 7,290,164; 7,340,597; 7,460,492; 8,051,211; and 8,356,296 (respectively, “the ’577 patent,” “the ’592 patent,” “the ’853 patent,” “the 875 patent,” “the ’537 patent,” “the ’145 patent,” “the ’668 patent,” “the ’164 patent,” “the ’597 patent,” “the ’492 patent,” “the ’211 patent,” and “the ’296 patent”). Cisco seeks, as relief for our alleged infringement in the ’43 Case, lost profits and/or reasonable royalty damages in an unspecified amount, including treble damages, attorney’s fees, and associated costs. Cisco also seeks injunctive relief in the ’43 Case. On February 10, 2015, the court granted our unopposed motion to stay the ’43 Case until the proceedings before the United States International Trade Commission (“USITC”) pertaining to the same patents (as discussed below) become final. In the ’44 Case, Cisco’s complaint alleges that we infringe U.S. Patent Nos. 7,047,526 and 7,953,886 (respectively, “the ’526 patent” and “the ’886 patent”), and further alleges that we infringe numerous copyrights pertaining to Cisco’s “Command Line Interface” or “CLI.” As relief for our alleged patent infringement in the ’44 Case, Cisco seeks lost profits and/or reasonable royalty damages in an unspecified amount including treble damages, attorney’s fees, and associated costs as well as injunctive relief. As relief for our alleged copyright infringement, Cisco seeks damages in an unspecified amount in the form of alleged lost profits, profits from our alleged infringement, statutory damages, attorney’s fees and associated costs. Cisco also seeks injunctive relief against our alleged copyright infringement. On February 13, 2015, we answered the complaint in the ’44 Case, denying the patent and copyright infringement allegations and also raising numerous affirmative defenses. On March 6, 2015, Cisco filed an amended complaint against us the ’44 Case. In response, we moved to dismiss Cisco’s allegations of willful patent infringement and pre-suit indirect patent infringement. The Court granted the motion with leave to amend on July 2, 2015. On July 23, 2015, Cisco filed an amended complaint. On January 25, 2016, we sought leave to file counterclaims against Cisco in the ’44 case for antitrust and unfair competition. That motion was denied by order dated February 18, 2016, which also granted Arista leave to file those claims as a separate action. On February 24, 2016, we filed a complaint containing our antitrust and unfair competition claims against Cisco in the District Court for the Northern District of California, which is proceeding as Case No. 5:16-cv-00923 (“’23 Case”). In the ’23 Case, Cisco filed a motion to stay the litigation, or in the alternative, to dismiss the complaint on April 13, 2016, and a hearing on Cisco’s motion has been set for August 18, 2016. Trial has been set for November 21, 2016 in the ’44 Case. Trial has not been scheduled in the ’43 Case. Trial has not been scheduled in the ’23 Case.
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

The Administrative Law Judge assigned to the 944 Investigation issued a procedural schedule calling for, among other events: an evidentiary hearing on Sept. 9-11 & 15-17, 2015; issuance of an initial determination regarding our alleged violations on January 27, 2016; and the Target Date for completion on May 27, 2016. On January 27, 2016 the Administrative Law Judge issued a revised procedural schedule extending the date for issuance of an initial determination to February 2, 2016 and the Target Date to June 2, 2016. On February 26, 2016, the Commission issued a notice resetting the deadline for determining whether to review the initial determination to April 11, 2016 and the Target Date to June 9, 2016. The final determination in the 944 Investigation is then subject to Presidential review. The hearing has been completed and all post trial briefs have been submitted to the USITC. On February 2, 2016, the Administrative Law Judge issued his initial determination finding a violation of section 337 of the Tariff Act. More specifically, it was found that a violation has occurred in the importation into the United States, the sale for importation, or the sale within the United States after importation, of certain network devices, related software, and components thereof that the ALJ found infringe asserted claims 1, 2, 8-11, and 17-19 of the ’537 patent; asserted claims 6, 7, 20, and 21 of the ’592 patent; and asserted claims 5, 7, 45, and 46 of the ’145 patent. A violation of section 337 was not found with respect to any asserted claims of the ’597 and ’164 patents. On February 17, 2016, we filed a request for the Commission to review certain issues, including the infringement findings in the initial determination. On April 11, 2016, the Commission decided to review the initial determination on the following issues: (1) infringement of the ’537, ’597, ’592 and ’145 patents; (2) patentability of the ’597, ’592, and ’145 patents under 35 U.S.C. §101; (3) the construction of “said router configuration data managed by said database system and derived from configuration commands supplied by a user and executed by a router configuration subsystem before being stored in said database” of claims 1, 10, and 19 of the ’537 patent; (4) the construction of “a change to a configuration” / “a change in configuration” of claims 1, 39, and 71 of the ’597 patent; (5) equitable estoppel; (6) laches; (7) the technical prong of domestic industry for the ’537, ’597, ’592 and ’145 patents; (8) economic prong of domestic industry; and (9) importation; and to the extent any findings that the Commission reviews implicates the initial determination’s findings for the ’164 patent (e.g., intent to induce infringement), the Commission will review those findings for the ’164 patent.
The Administrative Law Judge assigned to the 945 Investigation issued a procedural schedule calling for, among other events: an evidentiary hearing on November 9-20, 2015; issuance of an initial determination regarding our alleged violations on April 26, 2016; and the Target Date for completion on August 26, 2016. The evidentiary hearing was conducted in November 2015 and all post-hearing briefing has been completed. On March 29, 2016, the ALJ issued a revised procedural schedule extending the deadline for issuance of an initial determination to August 26, 2016, and the Target Date to December 26, 2016. On April 19, 2016, the Commission determined not to review this decision. We are awaiting the initial determination from the Administrative Law Judge. The initial determination will be subject to review by the Commission, which will then issue a final determination and any remedial orders on December 26, 2016. If the final determination finds a violation, it will be subject to Presidential review.
On April 1, 2015, we filed petitions for Inter Partes Review with the United States Patent Trial and Appeal Board (“PTAB”) seeking to invalidate Cisco’s ’597, ’211, and ’668 patents.  On April 10, 2015, we filed petitions for Inter Partes Review with the PTAB seeking to invalidate Cisco’s ’853 and ’577 patents.  On April 16, 2015, we filed additional petitions for Inter Partes Review with the PTAB seeking to invalidate Cisco’s ’853 and ’577 patents.  On August 11, 2015, we filed a second petition for Inter Partes Review of Cisco’s ’668 patent.  On October 6, 2015 we filed a second petition for Inter Partes Review of Cisco’s ’211 patent, which was denied on April 12, 2016.  On October 6, 2015, the PTAB granted our petition for Inter Partes Review of Cisco’s ’597 patent and our first petition for Inter Partes review of Cisco’s ’211 patents, but denied one of our petitions for Inter Partes Review of Cisco’s ’668 patent. On October 19, 2015 and October 22, 2015, the PTAB denied four petitions relating to the ’853 and ’577 patents. On November 18, 2015, we filed a request for rehearing on one of the denied petitions related to the ’577 patent, which was denied on February 29, 2016.  On December 9, 2015, we filed a petition for Inter Partes Review with the PTAB seeking to invalidate Cisco’s ’537 patent, and additional petitions for Inter Partes Review with the PTAB seeking to invalidate Cisco’s ’853, ’577, and ’668 patents.  On February 16, 2016, the PTAB denied our second petition for Inter Partes review of the ’668 patent. On March 17, 2016, we filed a request for rehearing on this decision, which was denied on March 29, 2016. We are awaiting decisions by the PTAB on our remaining petitions for Inter Partes Review of the ’537, ’853, ’577, and ’668 patents.  For those petitions that the PTAB grants, the PTAB must issue its final written decision on validity within twelve months of its institution decision.
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
In particular, with respect to the 944 and 945 Investigations, if our products are found to infringe any patents that are the subject of those investigations, the USITC would likely issue a limited exclusion order barring entry into the United States of our products (including 7000 Series of switches) and a cease and desist order restricting our activities with respect to our imported products. If we become subject to a limited exclusion order and it is not disapproved by the US Trade Representative, we will need to remove features or develop technical design-arounds in order to take the products outside of the scope of any patent found to have been infringed and the subject of a violation. We may not be successful in developing technical design-arounds that do not infringe the patents or that are acceptable to our customers. Our development efforts could be extremely costly and time consuming as well as disruptive to our other development activities and distracting to management. Moreover, we may seek to obtain clearance for any such technical design-arounds from U.S. Customs and Border Patrol (“CBP”), and we may be unable to do so in a timely manner, if at all. In the case that we attempt to change our manufacturing, importation processes and shipping workflows to comply with any limited exclusion order or cease and desist order, such changes may be extremely costly, time consuming and we may not be able to implement such changes successfully. Any failure to develop effective technical design-arounds, obtain timely clearance of such technical design-arounds or successfully change our manufacturing, importation processes or shipping workflows may cause a disruption in our shipments and impact our revenues, business and reputation.
In the event that the USITC issues a limited exclusion order and cease and desist order, Cisco may also seek to enforce any limited exclusion order or cease and desist order by filing for an enforcement action at the USITC.  In such a proceeding, we would need to demonstrate that our technical design-arounds render our products non-infringing or otherwise outside the scope of the limited exclusion order or cease and desist order.  If we are unable to do so then any product shipments after the effective date of the limited exclusion order or cease and desist order (whether from existing imported inventory or from products assembled from foreign sourced components) could be subject to significant civil penalties, potential seizure of that inventory which was found to have an ineffective technical design-around, and an order prohibiting the importation of further products until we implement additional technical design-arounds.
Additionally, the existence of this lawsuit could cause concern among our customers and partners and could adversely affect our business and results of operations. Many of our customers and partners require us to indemnify and defend them against third party infringement claims and pay damages in the case of adverse rulings. These claims could harm our relationships with our customers or channel partners, cause them to delay or defer purchasing decisions or deter them from doing business with us. From time to time, we may also be required to provide additional assurances beyond our standard terms. Whether or not we prevail in the lawsuit, our satisfaction of these obligations may be expensive, time-consuming and a distraction to management in operating our business.
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
OptumSoft has identified certain software components it claims to own, which are generally applicable tools and utility subroutines and not networking specific code. We cannot assure which software components OptumSoft may ultimately claim to own in the litigation or whether such claimed components are material.
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
The parties tried the case for Phase I of the proceedings, relating to contract interpretation and application of the contract to certain claimed source code, in September 2015. On December 16, 2015, the Court issued a Proposed Statement of Decision Following Phase 1 Trial, and on January 8, 2016, OptumSoft filed objections to that Proposed Statement of Decision. On March 23, 2016, the Court

issued a Final Statement of Decision Following Phase I Trial, in which it agreed with and adopted our interpretation of the 2004 agreement and held that we, and not OptumSoft, own all of the software put at issue in Phase I. The remaining issues that were not addressed in the Phase I trial are set to be tried in Phase II. Phase II was previously scheduled to be tried in April 2016; that trial date has been vacated, however, and a new trial date has not yet been set.
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
From time to time, we have had to replace certain components of products that we had shipped and provide remediation in response to the discovery of defects or bugs, including failures in software protocols or defective component batches resulting in reliability issues, in such products, and we may be required to do so in the future. We may also be required to provide full replacements or refunds for such defective products. We cannot assure you that such remediation would not have a material effect on our business, financial condition, results of operations and prospects. Please see “Our business is subject to the risks of warranty claims, product returns, product liability and product defects.”

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
We and our contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and analyses from our sales and marketing organizations, adjusted for overall market conditions and other factors. To the extent our forecasts are materially inaccurate or if we otherwise do not need such inventory, we may under- or over-procure inventory, and such inaccuracies in our forecasts could materially adversely affect our business, financial condition and results of operations.
Managing the supply of our products and product components is complex. Insufficient supply and inventory may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.
Managing the supply of our products and product components is complex, and our inventory management systems and related supply-chain visibility tools may not enable us to forecast accurately and manage effectively the supply of our products and product components. Furthermore, ongoing Cisco litigation before the USITC and any adverse ruling that results from such litigation could cause disruption to our supply-chain or with our suppliers, which may impact our revenues, business and reputation. For example, a limited exclusion order or cease and desist order in the Cisco litigation could prevent us from using inventory and cause us to write-down such inventory, which could reduce our gross margins.
Insufficient supply and inventory may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins. In order to reduce manufacturing lead times and plan for adequate component supply, from time to time we may issue purchase orders for components and products that are non-cancelable and non-returnable. We establish a liability for non-cancelable, non-returnable purchase commitments with our component inventory suppliers for quantities in excess of our demand forecasts, or obsolete material charges. In addition, we reimburse our contract manufacturer for component inventory purchased on our behalf that has been rendered excess or obsolete due to manufacturing and engineering change orders, or in cases where inventory levels greatly exceed our demand forecasts.
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
Our products rely on key components, including integrated circuit components and power supplies that our contract manufacturers purchase on our behalf from a limited number of suppliers, including certain sole source providers. We do not have guaranteed supply contracts with any of our component suppliers, and our suppliers could delay shipments or cease manufacturing such products or selling them to us at any time. For example, in the past we have experienced shortages in inventory for dynamic random access memory integrated circuits and delayed releases of the next generation of chipset, which delayed our production and/or the release of our new products. The development of alternate sources for those components is time-consuming, difficult and costly. If we are unable to obtain a sufficient quantity of these components on commercially reasonable terms or in a timely manner, sales of our products could be delayed or halted entirely or we may be required to redesign our products. For example, a limited exclusion order or cease and desist order in the Cisco litigation could prevent us from using inventory and cause us to write-down such inventory, which could reduce our gross margins.Any of these events could result in lost sales and damage to our end-customer relationships, which would adversely impact our business, financial condition, results of operations and prospects.
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
If we add or change contract manufacturers, or change any manufacturing plant locations within a contract manufacturer network, we would add additional complexity and risk to our supply chain management and may increase our working capital requirements. Ensuring a new contract manufacturer or new plant location is qualified to manufacture our products to our standards and industry requirements could take significant effort and be time consuming and expensive. For example if we suffer an adverse ruling with respect to certain ongoing Cisco litigation we are involved in before the USITC we may be required to add or change our manufacturers in order to comply with the ruling. Any such addition or change in manufacturers may be extremely costly, time consuming and we may not be able to do so successfully.
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
We intend to expand our contract manufacturing capabilities to include an additional contract manufacturer in the United States, which will increase our working capital requirements and the risks noted above apply to this new contract manufacturer.  No assurance can be given that this contract manufacturer will be able to successfully qualify and scale production of our products in the volumes or quality that we require. Any production interruptions or disruptions for any reason, including those noted above, as well as a natural disaster, epidemic, capacity shortages, adverse results from intellectual property litigation or quality problems, at one of our manufacturing partners would adversely affect sales of our product lines manufactured by that manufacturing partner and adversely affect our business, financial condition, results of operations and prospects.
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
Under the indemnification provisions of our standard sales contracts, we agree to defend our end customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay judgments entered on such claims. For example, we are currently involved in ongoing Cisco litigation claims before the USITC. An adverse ruling in such litigation may potentially expose us to claims in the event that claims are brought against our customers based on the ruling and we are required to indemnify such customers.
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

•
increases in material, labor or other manufacturing-related costs, which could be significant especially during periods of supply constraints, or as a result of changes in our manufacturing process or supply chain;

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
              Our provision for income taxes is subject to volatility and could be adversely affected by several factors, many of which are outside of our control, including earnings that are lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; our ability to generate and use tax attributes; changes in the valuation of our deferred tax assets and liabilities; expiration of or lapses in the federal research and development ("R&D) tax credit laws; transfer pricing adjustments, including the effect of acquisitions on our inter-company R&D cost sharing arrangement and legal structure; tax effects of nondeductible compensation, including certain stock-based compensation; tax costs related to inter-company realignments; changes in accounting principles; adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries or customers; a change in our decision to indefinitely reinvest foreign earnings or changes in tax laws and regulations, including possible U.S. changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income or the foreign tax credit rules.
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
Technology stocks have historically experienced high levels of volatility. Since shares of our common stock were sold in our initial public offering in June 2014 at the price of $43.00 per share, our stock price has ranged from $43.00 per share to $94.84 per share through March 31, 2016. The trading price of our common stock has historically been and is likely to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include the following:

•	actual or anticipated announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	forward looking statements related to future revenue, gross margins and earnings per share;

•	price and volume fluctuations in the overall stock market from time to time;

•	litigation involving us, our industry, or both including events occurring in our litigation with Cisco Systems and Optumsoft;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in the IT security industry in particular;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	sales by our officers, directors or significant stockholders;

•	actual or anticipated changes or fluctuations in our results of operations;

•	adverse changes to our relationships with any of our channel partners;

•	manufacturing, supply or distribution shortages or constraints, or challenges with adding or changing our manufacturing process or supply chain;

•	whether our results of operations or our financial outlook for future fiscal periods meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of investors or securities analysts;

•	regulatory developments in the U.S., foreign countries or both;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales of large blocks of our common stock; or

•	departures of key personnel.
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
Item 2. Unregistered Sales of Equity Securities
Unregistered Sales of Equity Securities
None
Issuer Repurchases of Equity Securities
The table below provides information with respect to repurchases of unvested shares of our common stock made pursuant our equity incentive plans.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1-31, 2016	—	$—	—	—
February 1-29, 2016	—	$—	—	—
March 1-31, 2016	3,750	$8.77	—	—
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

Arista Networks, Inc.
(Registrant)
Dated:	May 5, 2016	By:	/s/ Jayshree Ullal
Jayshree Ullal
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated:	May 5, 2016	By:	/s/ Ita Brennan
Ita Brennan
Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number		Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1		Offer letter, dated November 2, 2012, by and between the Registrant and Mark Smith					✓
10.2		Severance Agreement, dated December 3, 2012, by and between the Registrant and Mark Smith					✓
10.3		2015 Global Sales Incentive Plan					✓
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					✓
31.2		Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					✓
32.1	*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					✓
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
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