Form 10-Q
period 2016-06-30
Arista Networks, Inc.
filed 2016-08-05
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of July 29, 2016 was 69,243,826.

ARISTA NETWORKS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ARISTA NETWORKS, INC.
Condensed Consolidated Balance Sheets
(Unaudited in thousands, except par value)

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$531,058	$687,326
Marketable securities	292,760	—
Accounts receivable, net of allowances of $1,348 and $1,529, respectively	146,659	144,263
Inventories	118,130	92,129
Prepaid expenses and other current assets	53,447	50,610
Total current assets	1,142,054	974,328
Property and equipment, net	79,681	79,706
Investments	39,136	36,636
Deferred tax assets	55,305	48,429
Other assets	18,812	20,791
TOTAL ASSETS	$1,334,988	$1,159,890
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$60,097	$43,966
Accrued liabilities	55,110	60,971
Deferred revenue	138,885	122,049
Other current liabilities	9,347	8,025
Total current liabilities	263,439	235,011
Income taxes payable	16,086	14,060
Lease financing obligations, non-current	40,438	41,210
Deferred revenue, non-current	91,439	74,759
Other long-term liabilities	6,754	6,698
TOTAL LIABILITIES	418,156	371,738
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100,000 shares authorized, no shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value—1,000,000 shares authorized as of June 30, 2016 and December 31, 2015; 69,195 and 68,132 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	7	7
Additional paid-in capital	592,465	537,904
Retained earnings	325,065	250,916
Accumulated other comprehensive loss	(705)	(675)
TOTAL STOCKHOLDERS’ EQUITY	916,832	788,152
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,334,988	$1,159,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Income
(Unaudited in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Product	$235,616	$174,072	$448,091	$334,213
Service	33,125	21,480	62,846	40,384
Total revenue	268,741	195,552	510,937	374,597
Cost of revenue:
Product	88,021	60,014	166,934	114,453
Service	9,269	7,648	17,462	14,500
Total cost of revenue	97,290	67,662	184,396	128,953
Total gross profit	171,451	127,890	326,541	245,644
Operating expenses:
Research and development	69,020	49,947	131,535	93,287
Sales and marketing	31,744	26,681	59,350	51,268
General and administrative	17,529	18,403	32,763	32,475
Total operating expenses	118,293	95,031	223,648	177,030
Income from operations	53,158	32,859	102,893	68,614
Other income (expense), net:
Interest expense	(732)	(832)	(1,483)	(1,653)
Other income (expense), net	416	417	753	(51)
Total other income (expense), net	(316)	(415)	(730)	(1,704)
Income before provision for income taxes	52,842	32,444	102,163	66,910
Provision for income taxes	13,938	8,448	28,014	18,422
Net income	$38,904	$23,996	$74,149	$48,488
Net income attributable to common stockholders:
Basic	$38,617	$23,607	$73,535	$47,594
Diluted	$38,635	$23,638	$73,573	$47,667
Net income per share attributable to common stockholders:
Basic	$0.57	$0.36	$1.08	$0.73
Diluted	$0.53	$0.33	$1.01	$0.67
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	68,275	65,524	68,006	65,018
Diluted	72,817	71,215	72,523	70,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$38,904	$23,996	$74,149	$48,488
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(308)	113	(236)	(71)
Net change in unrealized gains (losses) on available-for sale securities	255	96	206	262
Other comprehensive income (loss)	(53)	209	(30)	191
Comprehensive income	$38,851	$24,205	$74,119	$48,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$74,149	$48,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,662	6,246
Stock-based compensation	27,592	20,047
Deferred income taxes	(6,876)	(2,266)
Excess tax benefit on stock-based compensation	(15,967)	(22,975)
Amortization of investment premiums	385	883
Changes in operating assets and liabilities:
Accounts receivable	(2,396)	(25,360)
Inventories	(26,001)	(22,297)
Prepaid expenses and other current assets	(2,838)	(20,747)
Other assets	1,866	(3,257)
Accounts payable	18,501	11,822
Accrued liabilities	(5,196)	3,082
Deferred revenue	33,516	57,975
Income taxes payable	17,853	21,846
Other liabilities	1,779	(114)
Net cash provided by operating activities	126,029	73,373
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(292,938)	—
Purchases of property and equipment	(12,042)	(8,768)
Purchases of intangible assets	(697)	(705)
Investment in privately-held companies	(2,500)	—
Net cash used in investing activities	(308,177)	(9,473)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of lease financing obligations	(634)	(514)
Proceeds from issuance of common stock upon exercising options, net of repurchases	6,317	11,991
Minimum tax withholding paid on behalf of employees for net share settlement	(599)	—
Proceeds from issuance of common stock under employee stock purchase plan	4,888	4,856
Excess tax benefit on stock-based compensation	15,967	22,975
Issuance costs from initial public offering	—	(261)
Net cash provided by financing activities	25,939	39,047
Effect of exchange rate changes	(59)	(20)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(156,268)	102,927
CASH AND CASH EQUIVALENTS—Beginning of period	687,326	240,031
CASH AND CASH EQUIVALENTS—End of period	$531,058	$342,958
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$18,584	$3,501
Cash paid for interest—lease financing obligation	$1,469	$1,509
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment included in accounts payable and accrued liabilities	$1,408	$619

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and following the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three and six months ended June 30, 2016, are not necessarily indicative of the results expected for the full fiscal year.
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
Significant Accounting Policies
There have been no material changes to our significant accounting policies as of and for the six months ended June 30, 2016, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (Topic 606), (as amended in June 2016, by ASU No. 2016-12-Revenue-Narrow-Scope Improvements and Practical Expedients), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The new standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires significantly expanded disclosures about revenue recognition.
In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferring the effective date of the new revenue standard by one year. In March 2016, the FASB issued ASU No. 2016-08, Revenue From Contracts With Customers-Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and ASU No. 2016-10, Revenue From Contracts With Customers-Identifying Performance Obligations and Licensing. ASU No. 2016-08 clarifies the implementation guidance regarding principal versus agent identification and related considerations. Specifically, the guidance provides clarification around performance obligations for goods or services provided by another entity, assisting in determining whether the entity is the provider of the goods or services, the principal, or whether the entity is providing for the arrangement of the goods or services, the agent. ASU No. 2016-10 provides guidance around identifying whether promised goods or services are distinct and separately identifiable, whether promised goods or services are material or immaterial to the contract, and whether shipping and handling is considered an activity to fulfill a promise or an additional promised service. ASU No. 2016-10 also provides guidance around an entity's promise to grant a license providing a customer with either a right to use or a right to access the license, which then determines whether the obligation is satisfied at a point in time or over time, respectively.
In May 2016, the FASB issued ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update)") ("ASU 2016-11"), which rescinds various standards codified as part of Topic 605, Revenue Recognition in relation to the future adoption of Topic 606. These rescissions include changes to topics pertaining to revenue and expense recognition including accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer.
The above standards are effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2017. The guidance is effective for us beginning in our first quarter of fiscal 2018. Early adoption would be permitted for all entities but not until the fiscal year beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The retrospective method requires a retrospective approach to each prior reporting period presented with the option to elect certain practical expedients as defined within the guidance. The cumulative approach requires a retrospective approach with the cumulative effect of initially applying the guidance recognized at the date. of initial application and providing certain additional disclosures as defined per the guidance. We are currently reviewing the provisions of the standard and have not yet selected a transition method nor have we determined the effect of the standard on our consolidated financial statements.
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

We measure and report our cash equivalents and available-for-sale marketable securities at fair value. The following table sets forth the fair value of our financial assets by level within the fair value hierarchy (in thousands):

	June 30, 2016
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$311,311	$—	$—	$311,311
Money market funds-restricted	4,041	—	—	4,041
Commercial Paper	17,975	—	—	17,975
U.S. government notes	125,424	—	—	125,424
Corporate bonds	—	149,361	—	149,361
Total financial assets	$458,751	$149,361	$—	$608,112

	December 31, 2015
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$104,156	$—	$—	$104,156
Money market funds-restricted	4,041	—	—	4,041
Total financial assets	$108,197	$—	$—	$108,197

3.    Balance Sheet Components
Marketable Securities
The following table summarizes the unrealized gains and losses and fair value of our short term available-for-sale securities (in thousands):

	June 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$17,924	$51	$—	$17,975
U.S. government notes	125,398	37	(11)	125,424
Corporate bonds	149,231	235	(105)	149,361
Total marketable securities	$292,553	$323	$(116)	$292,760
As of June 30, 2016, there have been no other-than-temporary losses on our marketable securities. None of our marketable securities have been in continuous unrealized loss positions for greater than twelve months as of June 30, 2016. We had no marketable securities as of December 31, 2015.
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
As of June 30, 2016, the contractual maturities of our investments did not exceed 24 months. The fair values of available-for-sale investments, by remaining contractual maturity, are as follows (in thousands):

June 30, 2016
Due in 1 year or less	$201,798
Due in 1 year through 2 years	90,962
Total marketable securities	$292,760
The weighted average remaining duration of our current marketable securities is approximately 0.8 years as of June 30, 2016. As we view these securities as available to support current operations, we classify securities with maturities beyond 12 months as current assets under the caption marketable securities in the accompanying consolidated balance sheets.
Accounts Receivable, net
Accounts receivable, net consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Accounts receivable	$148,007	$145,792
Allowance for doubtful accounts	(306)	(963)
Sales return reserve	(1,042)	(566)
Accounts receivable, net	$146,659	$144,263
Inventories
Inventories consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$41,730	$29,831
Finished goods	76,400	62,298
Total inventories	$118,130	$92,129

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Prepaid income taxes	$16,131	$14,150
Other current assets	27,513	29,270
Other prepaid expenses and deposits	9,803	7,190
Total prepaid expenses and other current assets	$53,447	$50,610
Property and Equipment, net
    Property and equipment, net consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Equipment and machinery	$36,062	$29,101
Computer hardware and software	15,600	12,630
Furniture and fixtures	2,853	2,380
Leasehold improvements	29,466	24,372
Building	35,154	35,154
Construction-in-process	343	6,408
Property and equipment, gross	119,478	110,045
Less: accumulated depreciation	(39,797)	(30,339)
Property and equipment, net	$79,681	$79,706
Building consists of capitalized construction costs of our leased building in Santa Clara, California. Based on the terms of the lease agreement and due to our involvement in certain aspects of the construction, such as our financial involvement in structural elements of asset construction, making decisions related to tenant improvement costs and purchasing insurance not reimbursable by the buyer-lessor (the Landlord), we were deemed the owner of the building (for accounting purposes only) during the construction period. We continue to maintain involvement in the property post construction completion, and lack transferability of the risks and rewards of ownership, due to our required maintenance of a $4.0 million letter of credit, in addition to our ability and option to sublease our portion of the leased building for fees substantially higher than our base rate. Due to our continuing involvement in the property post construction and lack of transferability of related risks and rewards of ownership to the Landlord after construction completion, we account for the building as a financing obligation. See “Note 5 - Commitments and Contingencies". Accordingly, as of June 30, 2016 and December 31, 2015, we have recorded assets of $53.4 million, representing the total costs of the building and improvements incurred, including the costs paid by the Landlord. The building was completed in 2014.
Depreciation and amortization expense was $4.8 million, $3.3 million, $9.7 million, and $6.2 million for the three and six months ended June 30, 2016 and 2015, respectively.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Accrued payroll related costs	$30,878	$39,479
Accrued warranty costs	4,841	4,718
Accrued manufacturing costs	6,920	6,397
Accrued professional fees	5,718	4,875
Accrued taxes	1,257	1,347
Other	5,496	4,155
Total accrued liabilities	$55,110	$60,971

Warranty Accrual
We offer a one-year warranty on all of our hardware products and a 90-day warranty against defects in the software embedded in the products. The accrued warranty liability is recorded in accrued liabilities in the accompanying consolidated balance sheets.
The following table summarizes the activity related to our accrued liability for estimated future warranty costs (in thousands):

	Six Months Ended June 30,
	2016	2015
Warranty accrual, beginning of period	$4,718	$3,204
Liabilities accrued for warranties issued during the period	1,438	1,602
Warranty costs incurred during the period	(1,018)	(834)
Adjustments related to change in estimate	(297)	—
Warranty accrual, end of period	$4,841	$3,972

4.    Investments
Investments in Privately-held Companies
As of June 30, 2016 and December 31, 2015, we held non-marketable equity investments of approximately $36.1 million and $33.6 million, respectively, in privately-held companies which are accounted for under the cost method. During the quarter ended June 30, 2016 we made an additional investment of $2.5 million in one of these companies, which was accounted for under the cost method. There were no impairments recognized on our investments for the six months ended June 30, 2016.
Notes Receivable
As of June 30, 2016 and December 31, 2015, we have a $3.0 million promissory note with a privately-held company, which was recorded at cost. The interest rate on the promissory note is 8.0% per annum and is payable quarterly. All unpaid principal and accrued interest on the promissory note is due and payable on the earlier of August 26, 2017 or upon a default.

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
We recognize rent expense under these arrangements on a straight-line basis over the term of the lease. Rent expense for all operating leases amounted to $2.4 million, $1.2 million, $4.7 million, and $2.0 million for the three and six months ended June 30, 2016 and 2015, respectively.
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
As of June 30, 2016 and December 31, 2015, we have recorded assets of $53.4 million, representing the total costs of the building and improvements incurred, including the costs paid by the lessor (the legal owner of the building) and additional improvement costs paid by us, and a corresponding financing obligation of $41.9 million and $42.5 million, respectively. As of June 30, 2016, $1.5 million and $40.4 million were recorded as short-term and long-term financing obligations, respectively.
Land lease expense under our lease financing obligation included in rent expense above, amounted to $0.3 million and $0.6 million for both the three and six months ended June 30, 2016 and 2015, respectively.
Purchase Commitments
We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf based on our forecasts in order to reduce manufacturing lead times and ensure adequate component supply. We issue purchase orders to our contract manufacturers for finished product and a significant portion of these orders consist of firm non-cancelable commitments. In addition, we purchase strategic component inventory from certain suppliers under purchase commitments that in some cases are non-cancelable, including integrated circuits, which are consigned to our contract manufacturers. As of June 30, 2016, we had non-cancelable purchase commitments of $253.4 million up from $43.9 million as of December 31, 2015. This increase is primarily related to supply chain and production activities associated with our new U.S. operations and a planned increase in inventory levels in the third quarter of 2016.
We have provided restricted deposits to our third-party contract manufacturers and vendors to secure our obligations to purchase inventory. We had $2.3 million in restricted deposits as of June 30, 2016 and December 31, 2015. Restricted deposits are classified in other assets in our accompanying unaudited condensed consolidated balance sheets.

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
Cisco Systems, Inc. (“Cisco”) Matters
On December 5, 2014, Cisco filed two complaints against us in District Court for the Northern District of California, which are proceeding as Case No. 4:14-cv-05343 (“’43 Case”) and Case No. 5:14-cv-05344 (“’44 Case”). In the ’43 Case, Cisco alleges that we infringe U.S. Patent Nos. 6,377,577; 6,741,592; 7,023,853; 7,061,875; 7,162,537; 7,200,145; 7,224,668; 7,290,164; 7,340,597; 7,460,492; 8,051,211; and 8,356,296 (respectively, “the ’577 patent,” “the ’592 patent,” “the ’853 patent,” “the 875 patent,” “the ’537 patent,” “the ’145 patent,” “the ’668 patent,” “the ’164 patent,” “the ’597 patent,” “the ’492 patent,” “the ’211 patent,” and “the ’296 patent”). Cisco seeks, as relief for our alleged infringement in the ’43 Case, lost profits and/or reasonable royalty damages in an unspecified amount, including treble damages, attorney’s fees, and associated costs. Cisco also seeks injunctive relief in the ’43 Case. On February 10, 2015, the court granted our unopposed motion to stay the ’43 Case until the proceedings before the United States International Trade Commission (“USITC”) pertaining to the same patents (as discussed below) become final. Trial has not been scheduled in the ’43 case.
In the ’44 Case, Cisco’s complaint alleges that we infringe U.S. Patent Nos. 7,047,526 and 7,953,886 (respectively, “the ’526 patent” and “the ’886 patent”), and further alleges that we infringe numerous copyrights pertaining to Cisco’s “Command Line Interface” or “CLI.” As relief for our alleged patent infringement in the ’44 Case, Cisco seeks lost profits and/or reasonable royalty damages in an unspecified amount including treble damages, attorney’s fees, and associated costs as well as injunctive relief. As relief for our alleged copyright infringement, Cisco seeks monetary damages for alleged lost profits, profits from our alleged infringement, statutory damages, attorney's fees and associated costs. On February 13, 2015, we answered the complaint in the ’44 Case, denying the patent and copyright infringement allegations and also raising numerous affirmative defenses. On March 6, 2015, Cisco filed an amended complaint against us the ’44 Case. In response, we moved to dismiss Cisco’s allegations of willful patent infringement and pre-suit indirect patent infringement. The Court granted the motion with leave to amend on July 2, 2015. On July 23, 2015, Cisco filed an amended complaint.
On January 25, 2016, we sought leave to file counterclaims against Cisco in the ’44 case for antitrust and unfair competition. That motion was denied by order dated February 18, 2016, which also granted Arista leave to file those claims as a separate action. On February 24, 2016, we filed a complaint containing our antitrust and unfair competition claims against Cisco in the District Court for the Northern District of California, which is proceeding as Case No. 5:16-cv-00923 (“’23 Case”). In the ’23 Case, Cisco filed a motion to stay the litigation, or in the alternative, to dismiss the complaint on April 13, 2016, and a hearing on Cisco’s motion has been set for August 18, 2016. Trial has not been scheduled in the ’23 case.
On May 17, 2016, the Patent and Trademark Appeals Board issued an order denying inter partes review on the ‘526 patent. On May 25, 2016, the Patent and Trademark Appeals Board issued an order initiating inter partes review on the ‘886 patent. In light of that order, in the ’44 case Cisco agreed to dismiss its claims as to the ‘886 patent with prejudice, and we dismissed our counterclaims as to the ‘886 patent without prejudice. Summary judgment cross-motions in the ’44 case will be heard on August 4, 2016 and trial has been set for November 21, 2016.
On December 19, 2014, Cisco filed two complaints against us in the USITC, alleging that Arista has violated Section 337 of the Tariff Act of 1930, as amended. The complaints have been instituted as ITC Inv. Nos. 337-TA-944 (“944 Investigation”) and 337-TA-945 (“945 Investigation”). In the 944 Investigation, Cisco initially alleged that certain Arista switching products infringe the ’592, ’537, ’145, ’164, ’597, and ’296 patents. Cisco has subsequently dropped the ’296 patent from the 944 Investigation. In the 945 Investigation, Cisco alleges that certain Arista switching products infringe the ’577, ’853, ’875, ’668, ’492, and ’211 patents. In both the 944 and 945 Investigations, Cisco seeks, among other things, a Limited Exclusion Order barring entry into the United States of accused switch products (including 7000 Series of switches) and components and software therein and a Cease and Desist Order against us restricting our activities with respect to our imported accused switch products and components and software therein. On February 11, 2015, we responded to the notices of investigation and complaints in the 944 and 945 Investigations by, among other things, denying the patent infringement allegations and raising numerous affirmative defenses.
The Administrative Law Judge assigned to the 944 Investigation issued a procedural schedule calling for, among other events: an evidentiary hearing on September 9-11 and 15-17, 2015; issuance of an initial determination regarding our alleged violations on January 27, 2016; and the Target Date for completion on May 27, 2016. On January 27, 2016 the Administrative

Law Judge issued a revised procedural schedule extending the date for issuance of an initial determination to February 2, 2016 and the Target Date to June 2, 2016. On February 26, 2016, the Commission issued a notice resetting the deadline for determining whether to review the initial determination to April 11, 2016 and the Target Date to June 9, 2016. The hearing has been completed and all post trial briefs have been submitted to the USITC. On February 2, 2016, the Administrative Law Judge issued his initial determination finding a violation of section 337 of the Tariff Act. More specifically, it was found that a violation has occurred in the importation into the United States, the sale for importation, or the sale within the United States after importation, of certain network devices, related software, and components thereof that the ALJ found infringe asserted claims 1, 2, 8-11, and 17-19 of the ’537 patent; asserted claims 6, 7, 20, and 21 of the ’592 patent; and asserted claims 5, 7, 45, and 46 of the ’145 patent. A violation of section 337 was not found with respect to any asserted claims of the ’597 and ’164 patents. On April 11, 2016, the Commission decided to review certain findings contained in the 944 initial determination. On June 23, 2016, the Commission issued its Final Determination, which found a violation with respect to the ’537, ’592, and ’145 patents, and found no violation with respect to the ’597 and ’164 patents. The Commission also issued a Limited Exclusion Order and a Cease and Desist Order pertaining to network devices, related software and components thereof that infringe one or more of claims 1, 2, 8-11, and 17-19 of the ’537 patent, claims 6, 7, 20, and 21 of the ’592 patent, and claims 5, 7, 45, and 46 of the ’145 patent. The Final Determination in the 944 Investigation is subject to Presidential review, which will be completed no later than August 22, 2016.
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
On April 1, 2015, we filed petitions for Inter Partes Review with the United States Patent Trial and Appeal Board (“PTAB”) seeking to invalidate Cisco’s ’597, ’211, and ’668 patents.  On April 10, 2015, we filed petitions for Inter Partes Review with the PTAB seeking to invalidate Cisco’s ’853 and ’577 patents.  On April 16, 2015, we filed additional petitions for Inter Partes Review with the PTAB seeking to invalidate Cisco’s ’853 and ’577 patents.  On August 11, 2015, we filed a second petition for Inter Partes Review of Cisco’s ’668 patent.  On October 6, 2015 we filed a second petition for Inter Partes Review of Cisco’s ’211 patent, which was denied on April 12, 2016.  On October 6, 2015, the PTAB granted our petition for Inter Partes Review of Cisco’s ’597 patent and our first petition for Inter Partes review of Cisco’s ’211 patents, but denied one of our petitions for Inter Partes Review of Cisco’s ’668 patent. On October 19, 2015 and October 22, 2015, the PTAB denied four petitions relating to the ’853 and ’577 patents. On November 18, 2015, we filed a request for rehearing on one of the denied petitions related to the ’577 patent, which was denied on February 29, 2016.  On December 9, 2015, we filed a petition for Inter Partes Review with the PTAB seeking to invalidate Cisco’s ’537 patent, and additional petitions for Inter Partes Review with the PTAB seeking to invalidate Cisco’s ’853, ’577, and ’668 patents.  On February 16, 2016, the PTAB denied our second petition for Inter Partes review of the ’668 patent. On March 17, 2016, we filed a request for rehearing on this decision, which was denied on March 29, 2016. On June 6, 2016, the PTAB instituted an Inter Partes Review proceeding for the ’853 patent. On June 11, 2016, the PTAB instituted Inter Partes Review proceedings for the ’577, ’668, and ’537 patents. On June 27, 2016, we filed a request for rehearing with respect to certain claims of the ’537 patent which the PTAB did not include in the instituted Inter Partes Review proceeding and are awaiting a ruling on that request. The PTAB must issue its final written decision on validity of the ’853 patent by June 6, 2017, and, for the ’577, ’668, and ’537 patents, by June 11, 2017.
We intend to vigorously defend against Cisco’s lawsuits, as summarized in the preceding paragraphs. However, we cannot be certain that any claims by Cisco would be resolved in our favor regardless of the merit of the claims. For example, an adverse litigation ruling could result in a significant damages award against us, could further result in the above described injunctive relief, could result in a requirement that we make substantial royalty payments to Cisco, and/or could require that we modify our products to the extent that we are found to infringe any valid claims asserted against us by Cisco. Any such adverse ruling could materially adversely affect our business, prospects, reputation, results of operation and financial condition.
In particular, with respect to the 944 Investigation, the USITC has issued a Limited Exclusion Order barring entry into the United States of our network devices (including 7000 Series of switches), related software and components thereof that infringe one or more of the claims of the ‘537, ‘592 and ‘145 patents specified above and a Cease and Desist Order restricting our activities with respect to such imported products. In the 945 Investigation, if our products are found to infringe any patents that are the subject of that investigation, such orders would likely be issued as well. If the Limited Exclusion Order and Cease and Desist Order are not disapproved by the US Trade Representative, we will need to remove features or develop technical design-arounds in order to take the products outside of the scope of any patent found to have been infringed and the subject of a violation. We may not be successful in developing technical design-arounds that do not infringe the patents or that are acceptable to our customers.

Our development efforts could be extremely costly and time consuming as well as disruptive to our other development activities and distracting to management. Moreover, we may seek to obtain clearance for any such technical design-arounds from U.S. Customs and Border Patrol (“CBP”), and we may be unable to do so in a timely manner, if at all. In the case that we attempt to change our manufacturing, importation processes and shipping workflows to comply with the Limited Exclusion Order or Cease and Desist Order, such changes may be extremely costly, time consuming and we may not be able to implement such changes successfully. Any failure to develop effective technical design-arounds, obtain timely clearance of such technical design-arounds or successfully change our manufacturing, importation processes or shipping workflows in a manner that is compliant with the Limited Exclusion Order or Cease and Desist Order may cause a disruption in our shipments and materially and adversely affect our business, prospects, reputation, results of operations and financial condition.
Cisco may also seek to enforce the Limited Exclusion Order and/or Cease and Desist Order issued in the 944 Investigation by filing for an enforcement action at the USITC.  The same would be true if such orders are issued in the 945 Investigation. In such a proceeding, we would need to demonstrate that our technical design-arounds render our products non-infringing or otherwise outside the scope of the Limited Exclusion Order or Cease and Desist Order.  If we are unable to do so then any product shipments after the effective date of the Limited Exclusion Order or Cease and Desist Order (whether from existing imported inventory or from products assembled from foreign sourced components) could be subject to significant civil penalties, potential seizure of that inventory which was found to have an ineffective technical design-around, and an order prohibiting the importation of further products until we implement additional technical design-arounds.
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

6.    Equity Award Plan Activities
Total stock-based compensation expense related to options, restricted stock awards, employee stock purchases, restricted stock units and stock purchase rights granted were allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenue	$868	$784	$1,661	$1,420
Research and development	7,595	6,379	15,052	11,307
Sales and marketing	3,780	2,865	7,427	5,274
General and administrative	1,989	1,180	3,452	2,046
Total stock-based compensation	$14,232	$11,208	$27,592	$20,047
Stock Option Activities
The following table summarizes the option and RSA (Restricted Stock Award) activity under our equity stock plans and related information:

	Options and RSAs Outstanding
	Number of Shares Underlying Outstanding Options and RSAs (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years) of Stock Options	Aggregate Intrinsic Value of Stock Options Outstanding (in thousands)
Outstanding—December 31, 2015	11,630	$24.49	7.6	$620,802
Options granted	440	56.88
Options exercised	(825)	7.71
Options canceled	(232)	29.16
Outstanding—June 30, 2016	11,013	$26.94	7.3	$420,519
Vested and exercisable—June 30, 2016	4,021	$13.25	6.4	$207,297
Vested and expected to vest—June 30, 2016	10,449	$26.29	7.3	$405,623
As of June 30, 2016, the total unrecognized stock-based compensation expense related to unvested stock options, net of expected forfeitures, was $103.6 million, which is expected to be recognized over a weighted-average period of 4.0 years.
Restricted Stock Unit (RSU) Activities
A summary of the RSU activity under our stock plans during the reporting period and a summary of information related to RSUs expected to vest are presented below (in thousands, except per share and year amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Unvested balance—December 31, 2015	893	$70.14	1.9	$69,509
RSUs granted	369	61.81
RSUs vested	(130)	69.02
RSUs forfeited	(56)	67.29
Unvested balance—June 30, 2016	1,076	$67.57	1.9	$69,302
Vested and expected to vest—June 30, 2016	1,006	$67.60	1.8	$64,766
As of June 30, 2016, there was $61.9 million of unrecognized stock-based compensation cost related to unvested RSUs, net of estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 3.5 years.
Employee Stock Purchase Plan Activities
During the six months ended June 30, 2016, we issued 122,937 shares at an average purchase price of $39.76 under the 2014 Employee Stock Purchase Plan ("ESPP"). On February 17, 2015, the board authorized an increase to shares available for future issuance under the ESPP. Per the ESPP, the increase is determined based on the lesser of 1% of total shares outstanding as of the first day of each fiscal year, or January 1, 2016, 2,500,000 shares or such amount as determined by our board of directors. The approved increase amounted to 681,315 shares. As of June 30, 2016, there remain 1,617,132 shares available for issuance under the ESPP.
As of June 30, 2016, the total unrecognized stock-based compensation expense related to unvested ESPP options, net of expected forfeitures, was $2.1 million, which is expected to be recognized over a weighted-average period of 1.5 years.
Shares Available for Grant
The following table presents the stock activity and the total number of shares available for grant as of June 30, 2016 (in thousands):

Number of Shares
Balance—December 31, 2015	10,495
Authorized	2,044
Options granted	(440)
RSUs granted	(369)
Options canceled	232
Options repurchased	5
RSUs forfeited	56
Shares traded for taxes	9
Balance—June 30, 2016	12,032

7.	Net Income Per Share Available to Common Stock
The following table sets forth the computation of our basic and diluted net income per share available to common stock (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Basic:
Net income	$38,904	$23,996	$74,149	$48,488
Less: undistributed earnings allocated to participating securities	(287)	(389)	(614)	(894)
Net income available to common stockholders, basic	$38,617	$23,607	$73,535	$47,594
Diluted:
Net income attributable to common stockholders, basic	$38,617	$23,607	$73,535	$47,594
Add: undistributed earnings allocated to participating securities	18	31	38	73
Net income attributable to common stockholders, diluted	$38,635	$23,638	$73,573	$47,667
Denominator:
Basic:
Weighted-average shares used in computing net income per share available to common stockholders, basic	68,275	65,524	68,006	65,018
Diluted:
Weighted-average shares used in computing net income per share available to common stockholders, basic	68,275	65,524	68,006	65,018
Add weighted-average effect of dilutive securities:
Stock options and RSUs	4,488	5,497	4,466	5,708
Employee stock purchase plan	54	194	51	193
Weighted-average shares used in computing net income per share available to common stockholders, diluted	72,817	71,215	72,523	70,919
Net income per share attributable to common stockholders:
Basic	$0.57	$0.36	$1.08	$0.73
Diluted	$0.53	$0.33	$1.01	$0.67
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share available to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options and RSUs to purchase common stock	3,211	2,370	3,487	2,138

8.	Income Taxes
Provision for income taxes was approximately $13.9 million and $8.4 million for the three months ended June 30, 2016 and 2015, and $28.0 million and $18.4 million for the six months ended June 30, 2016 and 2015, respectively. The change in the provision was a result of an increase in profit before income taxes and the change in effective tax rate based on current geographical distribution of the earnings.
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
Our gross unrecognized tax benefits as of June 30, 2016 were $23.5 million. If the gross unrecognized tax benefits as of June 30, 2016 were realized in future periods, this could result in a tax benefit of $14.7 million within our provision of income taxes. Because of the net operating loss and tax credit carryforwards, substantially all of our tax years remain open to tax examinations and we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

9.	Segment Information
We have determined that we operate as one reportable segment. The following table represents revenue based on the customer’s location, as determined by the customer’s shipping address (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States	$198,958	$148,303	$379,834	$271,456
Other Americas	2,359	2,560	4,124	6,164
Europe, Middle East and Africa	42,644	24,782	86,383	64,872
Asia-Pacific	24,780	19,907	40,596	32,105
Total revenue	$268,741	$195,552	$510,937	$374,597
The following table presents our property, plant and equipment, net by geographic region for the periods presented (in thousands):

	June 30, 2016	December 31, 2015
United States	$70,646	$70,719
International	9,035	8,987
Total	$79,681	$79,706

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
We were founded in 2004 to address the limitations of legacy networking products and to create a cloud networking platform that is open and programmable. From 2004 to 2008, our activities were focused on the development of our software, which resulted in the commercial release of our first product, the 7100 Series switches based on our EOS software, in 2008. Since then, we have continued to introduce new products utilizing EOS, including our 7500 Series switch and our 7050 Series switch in 2010, the second generation of our 7500 Series switch, called the 7500E modular switch, in May 2013, our 7300 Series switch in November 2013, our 7280E in July 2014. In December 2014, we introduced our EOS+ software platform for networking programmability and automation, and in June 2015 we introduced CloudVision, a network-wide approach for workload orchestration and workflow automation. In September 2015, we introduced our Macro Segmentation Services, or MSS, to provide automated insertion of security and other in-line layer 4-7 services within any software driven cloud networking infrastructure. MSS has been endorsed by many of our technology alliance ecosystem partners with whom we are currently partnering with to deliver MSS platform support. In addition, during 2015, we introduced our first 10/25/40/50/100G switches with our 7060, 7260 and 7320 series switches. In January 2016, Arista unveiled NetDB, the network-wide, state-oriented database that enhances the core system database (SysDB) of Arista EOS.  NetDB builds upon the SysDB architecture by adding software infrastructure improvements, including state-sharing and replication mechanisms for centrally storing network state, increased software table capacities up to 1M routes, and the ability to stream state in realtime from EOS devices. This extends the benefits of the state-based system across the entire network. During March 2016, we introduced our 7500R series, building on the 7500E series and providing 100GbE density and large table sizes in a single chassis. At up to 115 Tbps capacity, the 7500R supports up to one million routes, subsuming switching and routing functions into a Universal Spine platform for cloud-scale networks. In June 2016, we introduced our Arista 7280R Universal Leaf Network Platform, a compact form factor capable of a broad set of leaf networking use-cases, including IP storage, routing and digital media.
We have experienced rapid revenue growth over the last several years, increasing our revenue at a compound annual growth rate of 56.4% from 2011 to 2015. As we have grown the functionality of our EOS software, expanded the range of our switching portfolio and increased the size of our sales force, our revenue has continued to grow rapidly. To support our customers and revenue growth, we have expanded our international presence to include 23 foreign subsidiaries as of June 30, 2016, including Australia, Canada, France, Germany, India, Ireland, Japan, South Korea and the United Kingdom. Our revenue for the three and six months ended June 30, 2016 was $268.7 million and $510.9 million, respectively an increase of 37.4% and 36.4% compared to the same periods in 2015, respectively. We have been profitable and cash flow positive for each year since 2010.
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
Since shipping our first products in 2008, our cumulative end-customer base has grown rapidly. Between December 31, 2011 and June 30, 2016, our cumulative end-customer base grew from approximately 1,100 to nearly 4,000. Our end customers span a range of industries and include large Internet companies, service providers, financial services organizations, government agencies, media and entertainment companies and others.
To continue to grow our revenue, it is important that we both obtain new customers and sell additional products to existing customers. Our development model is focused on the development of new products based on our EOS software and enhancements to EOS. We engineer our products to be agnostic to the underlying merchant silicon architecture. Today, we combine our EOS software with merchant silicon into a family of switching products. This enables us to focus our research and development resources on our software core competencies and to leverage the investments made by merchant silicon vendors to achieve cost-effective solutions. We currently procure certain merchant silicon components from multiple vendors, and we continue to expand our relationships with these and other vendors. We work closely with third party contract manufacturers to manufacture our products. Our contract manufacturers deliver our products to our third party direct fulfillment facilities where our EOS software is installed on our products.  We and our fulfillment partners then perform labeling, final configuration, quality assurance testing and shipment to our customers. We have expanded our contract manufacturing capabilities to include an additional contract manufacturer in San Jose, California.
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
Increasing Adoption of Cloud Networks. Networks are subject to increasing performance requirements due to the growing number of connected devices as well as new enterprise and consumer applications. Computing architectures are evolving to meet the need for constant connectivity and access to data and applications. We believe that cloud networks will continue to replace legacy network technologies. Our business and results of operations will be significantly affected by the speed with which organizations implement cloud networks.
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
Investing in Research and Development for Growth. We believe that the market for cloud networking is still in the early stages of adoption and we intend to continue investing for long-term growth. We expect to continue to invest heavily in software development in order to expand the capabilities of our cloud networking platform, introduce new products such as our 7280R platform and 7500R series, new releases and upgrades to our EOS software and new applications building upon our technology leadership. We believe one of our greatest strengths lies in the speed of our product development efforts. By investing in research and development, we believe we will be well positioned to continue our rapid growth and take advantage of our large market opportunity. We expect that our results of operations will be impacted by the timing and size of these product development investments.
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
Basis of Presentation
Revenue
We generate revenue primarily from sales of our switching products which incorporate our EOS software. We also derive a portion of our revenue from sales of post contract support, or PCS, and to a lesser extent professional services. We generate PCS revenue from sales of technical support services contracts that are typically purchased in conjunction with our products and subsequent renewals of those contracts. We offer PCS services under renewable, fee-based contracts, which include 24-hour technical support, hardware repair and replacement parts, bug fixes, patches and unspecified upgrades on a when-and-if available basis. We expect our revenue may vary from period to period based on, among other things, the timing and size of orders, the delivery and acceptance of products, and the impact of significant transactions with unique terms and conditions that may require deferral of revenue. Additionally, we expect PCS revenue to increase in absolute dollars as we expand our installed base. Our ability to expand our installed base and increase our revenue is subject to numerous risks and uncertainties. See the section titled “Risk Factors.” We report revenue net of sales taxes.
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
Other Income (Expense)
Other income (expense) consists mostly of foreign currency exchange gains and losses and interest income. Our foreign currency exchange gains and losses primarily relate to transactions and asset and liability balances denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.
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

Results of Operations
The following table summarizes historical results of operations for the periods presented and as a percentage of revenue for those periods. We have derived the data for the three and six months ended June 30, 2016 and 2015 from our unaudited condensed consolidated financial statements (in thousands, except for percentage of revenue).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Product	$235,616	$174,072	$448,091	$334,213
Service	33,125	21,480	62,846	40,384
Total revenue	268,741	195,552	510,937	374,597
Cost of revenue (1):
Product	88,021	60,014	166,934	114,453
Service	9,269	7,648	17,462	14,500
Total cost of revenue	97,290	67,662	184,396	128,953
Gross profit	171,451	127,890	326,541	245,644
Operating expenses (1):
Research and development	69,020	49,947	131,535	93,287
Sales and marketing	31,744	26,681	59,350	51,268
General and administrative	17,529	18,403	32,763	32,475
Total operating expenses	118,293	95,031	223,648	177,030
Income from operations	53,158	32,859	102,893	68,614
Interest expense	(732)	(832)	(1,483)	(1,653)
Other income (expense), net	416	417	753	(51)
Total other income (expense), net	(316)	(415)	(730)	(1,704)
Income before provision for income taxes	52,842	32,444	102,163	66,910
Provision for income taxes	13,938	8,448	28,014	18,422
Net income	$38,904	$23,996	$74,149	$48,488

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(as a percentage of revenue)
Revenue:
Product	87.7%	89.0%	87.7%	89.2%
Service	12.3	11.0	12.3	10.8
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	32.8	30.7	32.7	30.6
Service	3.4	3.9	3.4	3.8
Total cost of revenue	36.2	34.6	36.1	34.4
Gross margin	63.8	65.4	63.9	65.6
Operating expenses:
Research and development	25.7	25.5	25.7	24.9
Sales and marketing	11.8	13.6	11.6	13.7
General and administrative	6.5	9.5	6.4	8.7
Total operating expenses	44.0	48.6	43.7	47.3
Income from operations	19.8	16.8	20.2	18.3
Interest expense	(0.3)	(0.4)	(0.3)	(0.4)
Other income (expense), net	0.2	0.2	0.1	—
Total other income (expense), net	(0.1)	(0.2)	(0.2)	(0.4)
Income before provision for income taxes	19.7	16.6	20.0	17.9
Provision for income taxes	5.2	4.3	5.5	5.0
Net income	14.5%	12.3%	14.5%	12.9%
________________________________________________________________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenue	$868	$784	$1,661	$1,420
Research and development	7,595	6,379	15,052	11,307
Sales and marketing	3,780	2,865	7,427	5,274
General and administrative	1,989	1,180	3,452	2,046
Total stock-based compensation	$14,232	$11,208	$27,592	$20,047

Three and Six Months Ended June 30, 2016 Compared to Three and Six Months Ended June 30, 2015
Revenue, Cost of Revenue and Gross Profit (in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change in		2016	2015	Change in
	$	$	$	%	$	$	$	%
Revenue
Product	$235,616	$174,072	$61,544	35.4%	$448,091	$334,213	$113,878	34.1%
Service	33,125	21,480	11,645	54.2	62,846	40,384	22,462	55.6
Total revenue	268,741	195,552	73,189	37.4	510,937	374,597	136,340	36.4
Cost of revenue
Product	88,021	60,014	28,007	46.7	166,934	114,453	52,481	45.9
Service	9,269	7,648	1,621	21.2	17,462	14,500	2,962	20.4
Total cost of revenue	97,290	67,662	29,628	43.8	184,396	128,953	55,443	43.0
Gross profit	$171,451	$127,890	$43,561	34.1%	$326,541	$245,644	$80,897	32.9%
Gross margin	63.8%	65.4%			63.9%	65.6%

Revenue by Geography (in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	% of Total	2015	% of Total	2016	% of Total	2015	% of Total
Americas	$201,317	74.9%	$150,863	77.1%	$383,958	75.1%	$277,620	74.1%
Europe, Middle East and Africa	42,644	15.9	24,782	12.7	86,383	16.9	64,872	17.3
Asia-Pacific	24,780	9.2	19,907	10.2	40,596	8.0	32,105	8.6
Total revenue	$268,741	100.0%	$195,552	100.0%	$510,937	100.0%	$374,597	100.0%
Revenue
Revenue increased 37.4% in the three months ended June 30, 2016 and 36.4% in the six months ended June 30, 2016, compared to the same periods in 2015. We increased shipments to our existing customers as they continued to grow and expand their businesses, increasing their demand for our switch products and related accessories. The introduction of new products has contributed to our revenue growth, both with existing and new customers. Our overall customer count increased to almost 4,000 in the period as we expanded our market presence and geographical foot print. Service revenue increased 54.2% in the three months ended June 30, 2016 and 55.6% during the six months ended June 30, 2016 compared to the same periods in 2015, as a result of continued growth in initial and renewal support contracts as our customer installed base continues to expand. We also continued to experience fluctuations in product and service pricing due to competitive market pressures. However, these were more than offset by the increased demand drivers outlined above.
Cost of Revenue and Gross Margin
Cost of revenue increased $29.6 million in the three months ended June 30, 2016 and $55.4 million in the six months ended June 30, 2016, compared to the same periods in 2015. The increase in cost of revenue was primarily due to an increase in product shipment volume, an increase in costs to add capacity to our manufacturing and operations infrastructure, and to a lesser extent, an increase in expenses incurred to expand the infrastructure to support our growing customer installed base. Gross margin decreased from 65.4% to 63.8% for the three months ended June 30, 2016 compared to the same period in 2015, and from 65.6% to 63.9% for the six months ended June 30, 2016 compared to the same periods in 2015, respectively. The decrease during these periods was primarily the result of changes in customer mix and to a lesser extent product mix, as we expanded our business and increased the contribution of larger customers who typically receive higher discount levels. These unfavorable changes were partially offset by improved service margins as we scale our services business. We expect that our gross margins in the third quarter of 2016 will be relatively consistent with our recent quarters. While we do not have the ability to predict gross margins for periods beyond this time frame, we believe we may continue to experience some increase in product costs as we ramp our new contract manufacturer and related supply chain operations.

Operating Expenses (in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change in		2016	2015	Change in
	$	$	$	%	$	$	$	%
Operating expenses:
Research and development	$69,020	$49,947	$19,073	38.2%	$131,535	$93,287	$38,248	41.0%
Sales and marketing	31,744	26,681	5,063	19.0	59,350	51,268	8,082	15.8
General and administrative	17,529	18,403	(874)	(4.7)	32,763	32,475	288	0.9
Total operating expenses	$118,293	$95,031	$23,262	24.5%	$223,648	$177,030	$46,618	26.3%
Research and development
Research and development expenses increased $19.1 million, or 38.2%, for the three months ended June 30, 2016 compared to the same period in 2015. The increase was primarily due to an increase in personnel costs of $9.2 million, resulting from increases in headcount, stock-based compensation as well as additional bonus expense under our corporate bonus plan. Prototype spend, third-party engineering and consulting costs increased by $9.1 million related to the development of new products and some increased costs associated with litigation related changes in product design.
Research and development expenses increased $38.2 million, or 41.0%, for the six months ended June 30, 2016 compared to the same period in 2015. The increase was primarily due to an increase in personnel costs of $18.5 million, resulting from increases in headcount, stock-based compensation as well as additional bonus expense under our corporate bonus plan. Prototype spend, third-party engineering and consulting costs increased by $15.4 million related to the development of new products, and increased costs associated with litigation related changes in product design. Facilities and IT infrastructure costs increased $1.8 million due to expansion of our business and support center footprint and continued expansion and support of our research and development activities.
Sales and marketing
Sales and marketing expenses increased $5.1 million, or 19.0%, for the three months ended June 30, 2016 compared to the same period in 2015. The increase was primarily due to an increase in personnel costs of $4.4 million, resulting from increased headcount, additional sales incentive compensation due to higher sales volume, and additional corporate bonus expense.
Sales and marketing expenses increased $8.1 million, or 15.8%, for the six months ended June 30, 2016 compared to the same period in 2015. The increase was primarily due to an increase in personnel costs of $8.7 million, resulting from increased headcount, additional sales incentive compensation due to higher sales volume, and additional corporate bonus expense. This increase was partially offset by a decrease in product field demonstration costs of $1.4 million primarily related to significant costs incurred in the previous year as we experienced several product transitions to our next generation products.
General and administrative
General and administrative expenses decreased $0.9 million, or 4.7%, for the three months ended June 30, 2016 compared to the same period in 2015. This decrease was mostly due to a reduction in litigation expenses of $2.3 million related to the timing of litigation activities primarily related to the Cisco and OptumSoft legal matters outlined in Note 5 to the Consolidated Financial Statements. This decrease was largely offset by an increase in personnel costs of $1.5 million reflecting additional headcount, increased stock-based compensation charges, and additional bonus expenses under our corporate bonus program.
General and administrative expenses increased $0.3 million, or 0.9%, for the three months ended June 30, 2016 compared to the same period in 2015. The increase was due to an increase in personnel costs of $2.4 million reflecting additional headcount, increased stock-based compensation charges, and additional bonus expenses under our corporate bonus program. This increase was largely offset by a reduction of litigation expenses of $1.7 million primarily related to the timing of litigation activities in the Cisco and OptumSoft legal matters outlined in Note 5 to the Consolidated Financial Statements.

Other Income (Expense), Net (in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change in		2016	2015	Change in
	$	$	$	%	$	$	$	%
Other income (expense), net:
Interest expense	$(732)	$(832)	$100	12.0%	$(1,483)	$(1,653)	$170	10.3%
Other income (expense), net	416	417	(1)	0.2	753	(51)	804	(1,576.5)
Total other income (expense), net	$(316)	$(415)	$99	23.9%	$(730)	$(1,704)	$974	57.2%
Other income (expense), net
Other income (expense), net during the three and six months ended June 30, 2016 compared to the same periods in 2015 included an increase in interest income as we expanded our marketable securities portfolio during the current quarter. The increase in interest income in the three months ended June 30, 2016 was largely offset by an unfavorable change in foreign currency transaction losses.
Provision for Income Taxes (in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change in		2016	2015	Change in
	$	$	$	%	$	$	$	%
Provision for income taxes	$13,938	$8,448	$5,490	65.0%	$28,014	$18,422	$9,592	52.1%
Effective tax rate	26.4%	26.0%			27.4%	27.5%
Provision for income taxes
Provision for income taxes was approximately $13.9 million and $8.4 million for the three months and $28.0 million and $18.4 million for the six months ended June 30, 2016 and 2015, respectively. The change in the provision was a result of an increase in profit before income taxes and the change in effective tax rate primarily due to the geographical distribution of the earnings.

Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents, marketable securities, and cash generated from operations. As of June 30, 2016, cash and cash equivalents, and marketable securities were $823.8 million, of which approximately $91.1 million was held outside the U.S. in our foreign subsidiaries.  We have not repatriated nor do we currently have plans to repatriate these funds, but if we were to repatriate cash held outside of the U.S. for domestic cash operations, we would be required to accrue and pay U.S. income taxes to repatriate these funds less any previously paid foreign income taxes. We consider the undistributed earnings of our foreign subsidiaries as of June 30, 2016 to be indefinitely reinvested, and, accordingly, no U.S. income taxes have been provided thereon.
Our cash and cash equivalents, and marketable securities are held for working capital purposes. We expect to incur incremental working capital requirements of $100.0 million over the next quarter specifically related to new product transitions and the ramp of production and supply chain operations with our new contract manufacturer. In addition, we may incur incremental capital expenditures of up to $10.0 million in relation to these manufacturing efforts. We plan to continue to invest for long-term growth. We believe that our existing cash and cash equivalents together with cash flow from operations will be sufficient to meet our working capital requirements and our growth strategies for the foreseeable future. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced product and service offerings, our costs and access to outsourcing our manufacturing, our costs related to investing in or acquiring complementary or strategic businesses and technologies, the continued market acceptance of our products, and costs incurred related to outstanding litigation claims. If we require or elect to seek additional capital through debt or equity financing in the future, we may not be able to raise capital on terms acceptable to us or at all. If we are required and unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.

Cash Flows

	June 30, 2016	December 31, 2015
	(in thousands)
Cash and cash equivalents	$531,058	$687,326

	Six Months Ended June 30,
	2016	2015

	(in thousands)
Cash provided by operating activities	$126,029	$73,373
Cash used in investing activities	(308,177)	(9,473)
Cash provided by financing activities	25,939	39,047
Effect of exchange rate changes	(59)	(20)
Net increase (decrease) in cash and cash equivalents	$(156,268)	$102,927
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
During the six months ended June 30, 2016, cash provided by operating activities was $126.0 million, primarily from net income of $74.1 million, a net increase in cash from changes in our operating assets and liabilities of $37.1 million, and net non-cash adjustments to net income of $14.8 million. The increase in cash from changes in operating assets and liabilities was primarily due to an increase in deferred revenue of $33.5 million mostly related to new and renewed PCS contracts, an increase in accounts payable of $18.5 million primarily due to timing of vendor payments, and an increase in cash of $17.9 million from changes in income taxes payable. Cash outflows from changes in operating assets and liabilities primarily consisted of net inventory purchases of $26.0 million as we continue to build our inventory balances, and a reduction in accrued liabilities of $5.2 million primarily from corporate bonus and commission payments.

During the six months ended June 30, 2015, cash provided by operating activities was $73.4 million, primarily from net income of $48.5 million, net non-cash charges of $2.4 million and a net increase in our operating assets and liabilities of $22.5 million. The net increase in operating assets and liabilities was primarily due to an increase in deferred revenue of $58.0 million, largely related to short and long-term services contracts and product revenue deferrals related to contract acceptance terms and future deliverables. In addition, we experienced a net increase in our income tax payable of $21.8 million, and an increase in our accounts payable of $11.8 million due to the timing of our payments. These increases were partially offset by an increase in our accounts receivable of $25.8 million resulting from an increase in sales, an increase in inventory of $22.3 million due to increased shipment volume and an increase of $20.7 million in our prepaid expenses and current assets.
Cash Flows from Investing Activities
Our investing activities have consisted primarily of capital expenditures and net investment purchases of available for sale marketable securities. We expect to continue investing in these activities to support the continued growth of our business.
During the six months ended June 30, 2016, cash used in investing activities was $308.2 million, consisting of purchases of available-for-sale securities of $292.9 million, purchases of property, equipment and other assets of $12.7 million, and an additional investment in a privately-held company of $2.5 million.
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
During the six months ended June 30, 2016, cash provided by financing activities was $25.9 million, consisting primarily of the excess tax benefit associated with equity incentive plans of $16.0 million, proceeds from the exercise of stock options, net of repurchases of $6.3 million, proceeds from the issuance of common stock from our ESPP of $4.9 million.
During the six months ended June 30, 2015, cash provided by financing activities was $39.0 million, consisting primarily of the excess tax benefit on stock-based compensation of $23.0 million, proceeds from the exercise of stock options, net of repurchases of $12.0 million and the proceeds from the issuance of common stock from our ESPP of $4.9 million.
Off-Balance Sheet Arrangements
As of June 30, 2016, we did not have any relationships with any unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
As of June 30, 2016, our principal commitments consist of obligations under operating leases and purchase commitments. There have been no significant changes to these obligations during the six months ended June 30, 2016, compared to the contractual obligations disclosed in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K, filed with the SEC on February 25, 2016, other than the purchase commitments described in Note 5. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Substantially all of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the U.S. and to a lesser extent in Europe and Asia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of an immediate 10% adverse change in foreign exchange rates on monetary assets and liabilities at June 30, 2016 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements. While we have not engaged in the hedging of our foreign currency transactions to date, we may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar.
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
As of June 30, 2016, we had approximately $292.8 million invested in available-for-sale marketable securities. The effect of an immediate 10% change in interest rates at June 30, 2016 would not have a material adverse impact on our future operating results and cash flows. As of June 30, 2016, we did not hold or issue financial instruments for trading purposes.
Investments in Privately-held Companies
Our investments in privately-held companies are recorded in investments, non-current in our consolidated balance sheets and are accounted for using the cost method. As of June 30, 2016, the total carrying amount of our investments in privately-held companies was $39.1 million, which included an additional investment of $2.5 million in one of these companies during the period. Some of the privately-held companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately-held companies is based on the fundamentals of the businesses invested in, including among other factors, the nature of their technologies and potential for financial return.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act (the "SEC"), as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations of Internal Controls
Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-

making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
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
We have experienced rapid growth and increased demand for our products over the last several years, which has placed a strain on our management, administrative, operational and financial infrastructure. Our employee headcount and number of end customers have increased significantly. To handle the increase in end customers, we expect to continue to grow our headcount significantly over the next 12 months. For example, between December 31, 2011 and June 30, 2016, our cumulative number of end customers grew from approximately 1,100 to nearly 4,000. As we have grown, we have had to manage an increasingly larger and more complex array of internal systems and processes to scale with all aspects of our business, including our hardware and software development, contract manufacturing and purchasing, logistics and fulfillment and maintenance and support. Our success will depend in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and continue to hire, train and manage new employees as needed. To manage domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting processes and procedures and implement more extensive and integrated financial and business information systems. We may not be able to successfully implement these or other improvements to our systems and processes in an efficient or timely manner, and we may discover deficiencies in their capabilities or effectiveness. We may experience difficulties in managing improvements to our systems and processes or in connection with third-party technology. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. Our failure to improve our systems and processes, or their failure to operate effectively and in the intended manner, may result in disruption of our current operations and end-customer relationships, our inability to manage the growth of our business and our inability to accurately forecast our revenue, expenses and earnings and prevent certain losses.
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

•	our ability to retain and increase sales to existing customer and attract new end customers, including large end customers;

•	the budgeting cycles and purchasing practices of end customers, including large end customers who may receive lower pricing terms due to volume discounts;

•	the buying patterns of our large end customers in which large bulk purchases may or may not occur in certain quarters;

•	the cost and potential outcomes of existing and future litigation, including Cisco and Optumsoft litigation matters;

•	our ability to comply with any remedial orders issued in the ITC in the Cisco litigation;

•	the rate of expansion and productivity of our sales force;

•	changes in our pricing policies, whether initiated by us or as a result of competition;

•	the amount and timing of operating costs and capital expenditures related to the operation and expansion of our business;

•	changes in end-customer, distributor or reseller requirements or market needs;

•	deferral or cancellation of orders from end customers, including in anticipation of new products or product enhancements announced by us or our competitors, or warranty returns;

•	the inclusion of any acceptance provisions in our customer contracts or any delays in acceptance of those products;

•	changes in the growth rate of the networking market;

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
On December 5, 2014, Cisco filed two complaints against us in District Court for the Northern District of California, which are proceeding as Case No. 4:14-cv-05343 (“’43 Case”) and Case No. 5:14-cv-05344 (“’44 Case”). In the ’43 Case, Cisco alleges that we infringe U.S. Patent Nos. 6,377,577; 6,741,592; 7,023,853; 7,061,875; 7,162,537; 7,200,145; 7,224,668; 7,290,164; 7,340,597; 7,460,492; 8,051,211; and 8,356,296 (respectively, “the ’577 patent,” “the ’592 patent,” “the ’853 patent,” “the 875 patent,” “the ’537 patent,” “the ’145 patent,” “the ’668 patent,” “the ’164 patent,” “the ’597 patent,” “the ’492 patent,” “the ’211 patent,” and “the ’296 patent”). Cisco seeks, as relief for our alleged infringement in the ’43 Case, lost profits and/or reasonable royalty damages in an unspecified amount, including treble damages, attorney’s fees, and associated costs. Cisco also seeks injunctive relief in the ’43 Case. On February 10, 2015, the court granted our unopposed motion to stay the ’43 Case until the proceedings before the United States International Trade Commission (“USITC”) pertaining to the same patents (as discussed below) become final. Trial has not been scheduled in the ’43 case.
In the ’44 Case, Cisco’s complaint alleges that we infringe U.S. Patent Nos. 7,047,526 and 7,953,886 (respectively, “the ’526 patent” and “the ’886 patent”), and further alleges that we infringe numerous copyrights pertaining to Cisco’s “Command Line Interface” or “CLI.” As relief for our alleged patent infringement in the ’44 Case, Cisco seeks lost profits and/or reasonable royalty damages in an unspecified amount including treble damages, attorney’s fees, and associated costs as well as injunctive relief. As relief for our alleged copyright infringement, Cisco seeks monetary damages for alleged lost profits, profits from our alleged infringement, statutory damages, attorney's fees and associated costs. On February 13, 2015, we answered the complaint in the ’44 Case, denying the patent and copyright infringement allegations and also raising numerous affirmative defenses. On March 6, 2015, Cisco filed an amended complaint against us the ’44 Case. In response, we moved to dismiss Cisco’s allegations of willful patent infringement and pre-suit indirect patent infringement. The Court granted the motion with leave to amend on July 2, 2015. On July 23, 2015, Cisco filed an amended complaint.
On January 25, 2016, we sought leave to file counterclaims against Cisco in the ’44 case for antitrust and unfair competition. That motion was denied by order dated February 18, 2016, which also granted Arista leave to file those claims as a separate action. On February 24, 2016, we filed a complaint containing our antitrust and unfair competition claims against Cisco in the District Court for the Northern District of California, which is proceeding as Case No. 5:16-cv-00923 (“’23 Case”). In the ’23 Case, Cisco filed a motion to stay the litigation, or in the alternative, to dismiss the complaint on April 13, 2016, and a hearing on Cisco’s motion has been set for August 18, 2016. Trial has not been scheduled in the ’23 case.
On May 17, 2016, the Patent and Trademark Appeals Board issued an order denying inter partes review on the ‘526 patent. On May 25, 2016, the Patent and Trademark Appeals Board issued an order initiating inter partes review on the ‘886 patent. In light of that order, in the ’44 case Cisco agreed to dismiss its claims as to the ‘886 patent with prejudice, and we dismissed our counterclaims as to the ‘886 patent without prejudice. Summary judgment cross-motions in the ’44 case will be heard on August 4, 2016 and trial has been set for November 21, 2016.
On December 19, 2014, Cisco filed two complaints against us in the USITC, alleging that Arista has violated Section 337 of the Tariff Act of 1930, as amended. The complaints have been instituted as ITC Inv. Nos. 337-TA-944 (“944 Investigation”) and 337-TA-945 (“945 Investigation”). In the 944 Investigation, Cisco initially alleged that certain Arista switching products infringe the ’592, ’537, ’145, ’164, ’597, and ’296 patents. Cisco has subsequently dropped the ’296 patent from the 944 Investigation. In the 945 Investigation, Cisco alleges that certain Arista switching products infringe the ’577, ’853, ’875, ’668, ’492, and ’211 patents. In both the 944 and 945 Investigations, Cisco seeks, among other things, a Limited Exclusion Order barring entry into the United States of accused switch products (including 7000 Series of switches) and components and software therein and a Cease and Desist Order against us restricting our activities with respect to our imported accused switch products and components and software therein. On February 11, 2015, we responded to the notices of investigation and complaints in the 944 and 945 Investigations by, among other things, denying the patent infringement allegations and raising numerous affirmative defenses.
The Administrative Law Judge assigned to the 944 Investigation issued a procedural schedule calling for, among other events: an evidentiary hearing on September 9-11 and 15-17, 2015; issuance of an initial determination regarding our alleged violations on January 27, 2016; and the Target Date for completion on May 27, 2016. On January 27, 2016 the Administrative Law Judge issued a revised procedural schedule extending the date for issuance of an initial determination to February 2, 2016 and the Target Date to June 2, 2016. On February 26, 2016, the Commission issued a notice resetting the deadline for determining whether to review the initial determination to April 11, 2016 and the Target Date to June 9, 2016. The hearing has been completed and all post trial briefs have been submitted to the USITC. On February 2, 2016, the Administrative Law Judge issued his initial determination finding a violation of section 337 of the Tariff Act. More specifically, it was found that a violation has occurred in the importation into the United States, the sale for importation, or the sale within the United States after importation, of certain network devices, related software, and components thereof that the ALJ found infringe asserted claims 1, 2, 8-11, and 17-19 of the ’537 patent; asserted claims 6, 7, 20, and 21 of the ’592 patent; and asserted claims 5, 7, 45, and 46 of the ’145 patent. A violation of section 337 was not found with respect to any asserted claims of the ’597 and ’164 patents. On April 11, 2016, the Commission decided to review certain findings contained in the 944 determination. On June 23, 2016, the Commission issued its Final Determination, which found a violation with respect to the ’537, ’592, and ’145 patents, and found no violation with respect to the ’597 and ’164 patents. The Commission also issued a Limited Exclusion Order and a Cease and Desist Order pertaining to network devices, related software and components thereof that infringe one or more of claims 1, 2, 8-11, and 17-19 of the ’537 patent, claims 6, 7, 20, and 21 of the ’592 patent, and claims 5, 7, 45, and 46 of the ’145 patent. The Final Determination in the 944 Investigation is subject to Presidential review, which will be completed no later than August 22, 2016.

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
On April 1, 2015, we filed petitions for Inter Partes Review with the United States Patent Trial and Appeal Board (“PTAB”) seeking to invalidate Cisco’s ’597, ’211, and ’668 patents.  On April 10, 2015, we filed petitions for Inter Partes Review with the PTAB seeking to invalidate Cisco’s ’853 and ’577 patents.  On April 16, 2015, we filed additional petitions for Inter Partes Review with the PTAB seeking to invalidate Cisco’s ’853 and ’577 patents.  On August 11, 2015, we filed a second petition for Inter Partes Review of Cisco’s ’668 patent.  On October 6, 2015 we filed a second petition for Inter Partes Review of Cisco’s ’211 patent, which was denied on April 12, 2016.  On October 6, 2015, the PTAB granted our petition for Inter Partes Review of Cisco’s ’597 patent and our first petition for Inter Partes review of Cisco’s ’211 patents, but denied one of our petitions for Inter Partes Review of Cisco’s ’668 patent. On October 19, 2015 and October 22, 2015, the PTAB denied four petitions relating to the ’853 and ’577 patents. On November 18, 2015, we filed a request for rehearing on one of the denied petitions related to the ’577 patent, which was denied on February 29, 2016.  On December 9, 2015, we filed a petition for Inter Partes Review with the PTAB seeking to invalidate Cisco’s ’537 patent, and additional petitions for Inter Partes Review with the PTAB seeking to invalidate Cisco’s ’853, ’577, and ’668 patents.  On February 16, 2016, the PTAB denied our second petition for Inter Partes review of the ’668 patent. On March 17, 2016, we filed a request for rehearing on this decision, which was denied on March 29, 2016. On June 6, 2016, the PTAB instituted an Inter Partes Review proceeding for the ’853 patent. On June 11, 2016, the PTAB instituted Inter Partes Review proceedings for the ’577, ’668, and ’537 patents. On June 27, 2016, we filed a request for rehearing with respect to certain claims of the ’537 patent which the PTAB did not include in the instituted Inter Partes Review proceeding and are awaiting a ruling on that request. The PTAB must issue its final written decision on validity of the ’853 patent by June 6, 2017, and, for the ’577, ’668, and ’537 patents, by June 11, 2017.
We intend to vigorously defend against Cisco’s lawsuits, as summarized in the preceding paragraphs. Whether or not we prevail in the lawsuit, we expect that the litigation will be expensive, time-consuming and a distraction to management in operating our business. Moreover, we cannot be certain that any claims by Cisco would be resolved in our favor regardless of the merit of the claims. For example, an adverse litigation ruling could result in a significant damages award against us, could further result in the above described injunctive relief, could result in a requirement that we make substantial royalty payments to Cisco, and/or could require that we modify our products to the extent that we are found to infringe any valid claims asserted against us by Cisco. Any such adverse ruling could materially adversely affect our business, prospects, reputation, results of operation and financial condition.
In particular, with respect to the 944 Investigation, the USITC has issued a Limited Exclusion Order barring entry into the United States of our network devices (including 7000 Series of switches), related software and components thereof that infringe one or more of the claims of the ‘537, ‘592 and ‘145 patents specified above and a Cease and Desist Order restricting our activities with respect to such imported products. In the 945 Investigation, if our products are found to infringe any patents that are the subject of that investigation, such orders would likely be issued as well. If the Limited Exclusion Order and Cease and Desist Order are not disapproved by the US Trade Representative, we will need to remove features or develop technical design-arounds in order to take the products outside of the scope of any patent found to have been infringed and the subject of a violation. We may not be successful in developing technical design-arounds that do not infringe the patents or that are acceptable to our customers. Our development efforts could be extremely costly and time consuming as well as disruptive to our other development activities and distracting to management. Moreover, we may seek to obtain clearance for any such technical design-arounds from U.S. Customs and Border Patrol (“CBP”), and we may be unable to do so in a timely manner, if at all. In the case that we attempt to change our manufacturing, importation processes and shipping workflows to comply with the Limited Exclusion Order or Cease and Desist Order, such changes may be extremely costly, time consuming and we may not be able to implement such changes successfully. Any failure to develop effective technical design-arounds, obtain timely clearance of such technical design-arounds or successfully change our manufacturing, importation processes or shipping workflows in a manner that is compliant with the Limited Exclusion Order or Cease and Desist Order may cause a disruption in our shipments and materially and adversely affect our business, prospects, reputation, results of operations and financial condition.
Cisco may also seek to enforce the Limited Exclusion Order and/or Cease and Desist Order issued in the 944 Investigation by filing for an enforcement action at the USITC.  The same would be true if such orders are issued in the 945 Investigation.  In such a proceeding, we would need to demonstrate that our technical design-arounds render our products non-infringing or otherwise outside the scope of the Limited Exclusion Order or Cease and Desist Order.  If we are unable to do so then any product shipments after the effective date of the Limited Exclusion Order or Cease and Desist Order (whether from existing imported inventory or from products assembled from foreign sourced components) could be subject to significant civil penalties, potential seizure of that inventory which was found to have an ineffective technical design-around, and an order prohibiting the importation of further products until we implement additional technical design-arounds.

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
Managing the supply of our products and product components is complex, and our inventory management systems and related supply-chain visibility tools may not enable us to forecast accurately and manage effectively the supply of our products and product components. Furthermore, ongoing Cisco litigation before the USITC and any adverse ruling that results from such litigation could cause disruption to our supply-chain or with our suppliers, which may impact our revenues, business and reputation. For example, a Limited Exclusion Order or Cease and Desist Order in the Cisco litigation could prevent us from using inventory to satisfy U.S demand and may cause us to write-down such inventory, which could reduce our gross margins.
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
Our products rely on key components, including integrated circuit components and power supplies that our contract manufacturers purchase on our behalf from a limited number of suppliers, including certain sole source providers. We do not have guaranteed supply contracts with any of our component suppliers, and our suppliers could delay shipments or cease manufacturing such products or selling them to us at any time. For example, in the past we have experienced shortages in inventory for dynamic random access memory integrated circuits and delayed releases of the next generation of chipset, which delayed our production and/or the release of our new products. The development of alternate sources for those components is time-consuming, difficult and costly. If we are unable to obtain a sufficient quantity of these components on commercially reasonable terms or in a timely manner, sales of our products could be delayed or halted entirely or we may be required to redesign our products. For example, a Limited Exclusion Order or Cease and Desist Order in the Cisco litigation could prevent us from using inventory to satisfy U.S. demand and may cause us to write-down such inventory, which could reduce our gross margins. Any of these events could result in lost sales and damage to our end-customer relationships, which would adversely impact our business, financial condition, results of operations and prospects.
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
If we add or change contract manufacturers, or change any manufacturing plant locations within a contract manufacturer network, we would add additional complexity and risk to our supply chain management and may increase our working capital requirements. Ensuring a new contract manufacturer or new plant location is qualified to manufacture our products to our standards and industry requirements could take significant effort and be time consuming and expensive. For example, we have added an additional contract manufacturer in San Jose, California. Any such addition or change in manufacturers may be extremely costly, time consuming and we may not be able to do so successfully.
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
We have expanded our contract manufacturing capabilities to include an additional contract manufacturer in the United States, which will increase our working capital requirements and the risks noted above apply to this new contract manufacturer.  No assurance can be given that this contract manufacturer will be able to successfully qualify and scale production of our products in the volumes or quality that we require. Any production interruptions or disruptions for any reason, including those noted above, as well as a natural disaster, epidemic, capacity shortages, adverse results from intellectual property litigation or quality problems, at one of our manufacturing partners would adversely affect sales of our product lines manufactured by that manufacturing partner and adversely affect our business, financial condition, results of operations and prospects.
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
We are also subject to the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”), enhanced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. While we were able to determine in our management's report for fiscal 2015 that our internal control over financial reporting is effective, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, we will continue to consume management resources and incur significant expenses for Section 404 compliance on an ongoing basis. In the event that our chief executive officer, chief financial officer, or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our stock.
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

In the past, we have identified material weaknesses in our internal control over financial reporting. We have remediated these previously identified material weaknesses, but we cannot give assurance that additional material weaknesses will not be identified in the future in connection with our compliance with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002. The existence of one or more material weaknesses could preclude a conclusion by management that we maintained effective internal control over financial reporting. The existence or disclosure of any such material weakness could adversely affect our stock price.
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
One such applicable anti-corruption law is the U.S. Foreign Corrupt Practices Act, or FCPA, which generally prohibits U.S. companies and its employees and intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business, securing an advantage and directing business to another, and requires companies to maintain accurate books and records and a system of internal accounting controls. Under the FCPA, U.S. companies may be held liable for the corrupt actions taken by directors, officers, employees, agents, or other strategic or local partners or representatives. As such, if we or our intermediaries fail to comply with the requirements of the FCPA or similar legislation, governmental authorities in the U.S. and elsewhere could seek to impose civil and/or criminal fines and penalties which could have a material adverse effect on our business, results of operations and financial conditions. Failure to comply with anti-corruption and anti-bribery laws, such as the FCPA and the U. K. Bribery Act of 2010, or the United Kingdom Bribery Act, and similar laws associated with our activities outside the U.S., could subject us to penalties and other adverse consequences. We intend to increase our international sales and business and, as such, the risk of violating laws such as the FCPA and U. K. Bribery Act increases.
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
Under the indemnification provisions of our standard sales contracts, we agree to defend our end customers and channel partners against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay judgments entered on such claims. For example, we are currently involved in ongoing Cisco litigation claims before the USITC. An adverse ruling in such litigation may potentially expose us to claims in the event that claims are brought against our customers based on the ruling and we are required to indemnify such customers.
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
Most of our competitors have made acquisitions and/or have entered into or extended partnerships or other strategic relationships to offer more comprehensive product lines, including cloud networking solutions. For example, in the last few years alone Dell acquired Force10 and EMC, IBM acquired Blade Network Technology, Hewlett Packard acquired 3Com, Brocade acquired Foundry Networks, Juniper acquired Contrail and VMware acquired Nicira.
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
Technology stocks have historically experienced high levels of volatility. Since shares of our common stock were sold in our initial public offering in June 2014 at the price of $43.00 per share, our stock price has ranged from $43.00 per share to $94.84 per share through June 30, 2016. The trading price of our common stock has historically been and is likely to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include the following:

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
Based on approximately 69.2 million shares outstanding as of June 30, 2016, holders of approximately 19.4 million shares, or 28.1%, of our common stock have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, we have registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. If holders, by exercising their registration rights, sell large numbers of shares, it could adversely affect our market price.
Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.
Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock together with their affiliates, in the aggregate, beneficially own approximately 30.6% of the outstanding shares of our common stock, based on shares outstanding as of June 30, 2016. As a result, these stockholders, if acting together, could exercise a significant level of influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
Item 2. Unregistered Sales of Equity Securities
Unregistered Sales of Equity Securities
None

Issuer Repurchases of Equity Securities
The table below provides information with respect to repurchases of unvested shares of our common stock made pursuant our equity incentive plans.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1-30, 2016	—	$—	—	—
May 1-31, 2016	—	$—	—	—
June 1-30, 2016	1,614	$4.25	—	—
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

ARISTA NETWORKS, INC.

Dated:	August 4, 2016	By:	/s/ Jayshree Ullal
Jayshree Ullal
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated:	August 4, 2016	By:	/s/ Ita Brennan
Ita Brennan
Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number		Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1‡		Amended and Restated Manufacturing Services Agreement, dated February 18, 2016, between the Registrant and Sanmina Corporation					✓
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					✓
31.2		Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					✓
32.1	*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					✓
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
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
‡ Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and have been filed separately with the Securities and Exchange Commission.