Form 10-Q/A
period 2016-03-31
Arista Networks, Inc.
filed 2016-09-02
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q/A
(Amendment No. 1)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of August 26, 2016 was 69,679,374.

Explanatory Note

Arista Networks, Inc. (the “Company”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 filed with the Securities and Exchange Commission ("the SEC") on May 5, 2016 (the “Original Filing”). This Amendment is being filed solely for the purpose of updating Exhibits 31.1 and 31.2. The original exhibits inadvertently omitted certain language regarding management's responsibility for establishing and maintaining internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), and having designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.

Except for the foregoing, the Original Filing remains unchanged. This Amendment does not reflect any events occurring after the filing of the Original Filing nor does it modify or otherwise update in any way disclosures made in the Original Filing. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

PART II. OTHER INFORMATION
Item 6. Exhibits
See the Exhibit Index following the signature page to this Amendment No. 1 to the Quarterly Report on Form 10-Q/A for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARISTA NETWORKS, INC.

Dated:	September 1, 2016	By:	/s/ JAYSHREE ULLAL
Jayshree Ullal
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated:	September 1, 2016	By:	/s/ ITA BRENNAN
Ita Brennan
Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number		Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	*	Offer letter, dated November 2, 2012, by and between the Registrant and Mark Smith	10-Q	001-36468	10.1	5/5/2016
10.2	*	Severance Agreement, dated December 3, 2012, by and between the Registrant and Mark Smith	10-Q	001-36468	10.2	5/5/2016
10.3	*	2015 Global Sales Incentive Plan	10-Q	001-36468	10.3	5/5/2016
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					•
31.2		Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					•
32.1	**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					•
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
______________________
* Previously filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, as filed on May 5, 2016.
** The certifications attached as Exhibit 32.1 that accompany this Amendment No. 1 to the Quarterly Report on Form 10-Q/A are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Arista Networks, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Amendment No. 1 to the Quarterly Report on Form 10-Q/A, irrespective of any general incorporation language contained in such filing.