Form 10-Q/A
period 2016-06-30
Arista Networks, Inc.
filed 2016-09-02
CIK 1596532

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

Explanatory Note

Arista Networks, Inc. (the “Company”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016 filed with the Securities and Exchange Commission ("the SEC") on August 5, 2016 (the “Original Filing”). This Amendment is being filed solely for the purpose of updating Exhibits 31.1 and 31.2. The original exhibits inadvertently omitted certain language regarding management's responsibility for establishing and maintaining internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), and having designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.

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
Ita Brennan
Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number		Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	‡*	Amended and Restated Manufacturing Services Agreement, dated February 18, 2016, between the Registrant and Sanmina Corporation	10-Q	001-36468	10.1	8/5/2016
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					•
31.2		Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					•
32.1	**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					•
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
______________________
‡ Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and have been filed separately with the Securities and Exchange Commission.
* Previously filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, as filed on August 5, 2016.
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