Form 10-Q
period 2016-09-30
Arista Networks, Inc.
filed 2016-11-03
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of October 28, 2016 was 70,209,251.

ARISTA NETWORKS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ARISTA NETWORKS, INC.
Condensed Consolidated Balance Sheets
(Unaudited in thousands, except par value)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$500,481	$687,326
Marketable securities	299,667	—
Accounts receivable, net of allowances of $1,540 and $1,529, respectively	210,243	144,263
Inventories	162,128	92,129
Prepaid expenses and other current assets	151,659	50,610
Total current assets	1,324,178	974,328
Property and equipment, net	78,147	79,706
Investments	36,136	36,636
Deferred tax assets	62,221	48,429
Other assets	18,398	20,791
TOTAL ASSETS	$1,519,080	$1,159,890
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$77,048	$43,966
Accrued liabilities	77,163	60,971
Deferred revenue	191,094	122,049
Other current liabilities	9,777	8,025
Total current liabilities	355,082	235,011
Income taxes payable	11,896	14,060
Lease financing obligations, non-current	40,041	41,210
Deferred revenue, non-current	93,741	74,759
Other long-term liabilities	6,900	6,698
TOTAL LIABILITIES	507,660	371,738
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100,000 shares authorized, no shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value—1,000,000 shares authorized as of September 30, 2016 and December 31, 2015; 70,133 and 68,132 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	7	7
Additional paid-in capital	636,074	537,904
Retained earnings	376,322	250,916
Accumulated other comprehensive loss	(983)	(675)
TOTAL STOCKHOLDERS’ EQUITY	1,011,420	788,152
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,519,080	$1,159,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Income
(Unaudited in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Product	$254,238	$193,339	$702,329	$527,552
Service	36,023	24,209	98,869	64,593
Total revenue	290,261	217,548	801,198	592,145
Cost of revenue:
Product	94,777	67,990	261,711	182,443
Service	9,064	7,810	26,526	22,310
Total cost of revenue	103,841	75,800	288,237	204,753
Total gross profit	186,420	141,748	512,961	387,392
Operating expenses:
Research and development	70,648	58,748	202,183	152,035
Sales and marketing	33,216	26,508	92,566	77,776
General and administrative	19,535	25,195	52,298	57,670
Total operating expenses	123,399	110,451	347,047	287,481
Income from operations	63,021	31,297	165,914	99,911
Other income (expense), net:
Interest expense	(735)	(753)	(2,218)	(2,406)
Other income (expense), net	639	13	1,392	(38)
Total other income (expense), net	(96)	(740)	(826)	(2,444)
Income before provision for income taxes	62,925	30,557	165,088	97,467
Provision for income taxes	11,668	1,867	39,682	20,289
Net income	$51,257	$28,690	$125,406	$77,178
Net income attributable to common stockholders:
Basic	$50,962	$28,301	$124,475	$75,864
Diluted	$50,980	$28,329	$124,531	$75,967
Net income per share attributable to common stockholders:
Basic	$0.74	$0.42	$1.82	$1.16
Diluted	$0.69	$0.39	$1.71	$1.07
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	69,076	66,629	68,365	65,609
Diluted	73,453	71,887	72,811	71,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$51,257	$28,690	$125,406	$77,178
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(165)	(249)	(402)	(320)
Net change in unrealized gains (losses) on available-for sale securities	(113)	(39)	94	223
Other comprehensive loss	(278)	(288)	(308)	(97)
Comprehensive income	$50,979	$28,402	$125,098	$77,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$125,406	$77,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,807	9,724
Stock-based compensation	42,708	32,325
Deferred income taxes	(13,720)	(15,483)
Excess tax benefit on stock-based compensation	(30,043)	(32,381)
Amortization of investment premiums	994	1,332
Changes in operating assets and liabilities:
Accounts receivable	(65,980)	(63,248)
Inventories	(69,998)	(31,915)
Prepaid expenses and other current assets	(98,050)	(19,352)
Other assets	3,208	(3,092)
Accounts payable	35,510	(145)
Accrued liabilities	15,913	18,102
Deferred revenue	88,027	84,238
Income taxes payable	27,275	24,759
Other liabilities	2,628	1,980
Net cash provided by operating activities	78,685	84,022
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of marketable securities	41,917	58,200
Purchases of marketable securities	(342,484)	—
Purchases of property and equipment	(15,787)	(13,974)
Investment in privately-held companies	(2,500)	—
Change in restricted cash	—	(4,039)
Purchases of intangible assets	(697)	(743)
Net cash (used in) provided by investing activities	(319,551)	39,444
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of lease financing obligations	(960)	(778)
Proceeds from issuance of common stock upon exercising options, net of repurchases	15,556	14,562
Minimum tax withholding paid on behalf of employees for net share settlement	(811)	—
Proceeds from issuance of common stock under employee stock purchase plan	10,326	9,366
Excess tax benefit on stock-based compensation	30,043	32,381
Issuance costs from initial public offering	—	(261)
Net cash provided by financing activities	54,154	55,270
Effect of exchange rate changes	(133)	(267)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(186,845)	178,469
CASH AND CASH EQUIVALENTS—Beginning of period	687,326	240,031
CASH AND CASH EQUIVALENTS—End of period	$500,481	$418,500
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$34,426	$3,806
Cash paid for interest—lease financing obligation	$2,196	$2,257
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment included in accounts payable and accrued liabilities	$1,313	$916
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and following the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three and nine months ended September 30, 2016, are not necessarily indicative of the results expected for the full fiscal year.
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
Significant Accounting Policies
There have been no material changes to our significant accounting policies as of and for the nine months ended September 30, 2016, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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
The above standards are effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2017. The guidance is effective for us beginning in our first quarter of fiscal 2018. Early adoption would be permitted for all entities but not until the fiscal year beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The retrospective method requires a retrospective approach to each prior reporting period presented with the option to elect certain practical expedients as defined within the guidance. The cumulative approach requires a retrospective approach with the cumulative effect of initially applying the guidance recognized at the date. of initial application and providing certain additional disclosures as defined per the guidance. We plan to adopt the standards our first quarter of fiscal 2018. We are currently reviewing the provisions of the standard and have not yet selected a transition method nor have we determined the effect of the standard on our consolidated financial statements.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Task Force), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain transactions are presented and classified in the statement of cash flows. The guidance may be adopted early as of the beginning of an annual reporting period. The guidance will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The standard is effective for us for our first quarter of fiscal 2018. We are currently assessing the impact this guidance may have on our consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which addresses recognition of current and deferred income taxes for intra-entity asset transfers when assets are sold to an outside party. Current GAAP prohibits the recognition of current and deferred income taxes until the asset has been sold to an outside party. This prohibition on recognition is considered an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. The new guidance requires an entity to recognize the income tax consequences when the transfer occurs eliminating the exception. The guidance will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The standard is effective for us for our first quarter of fiscal 2018, and may be early adopted under early application guidance. We are currently assessing the impact this guidance may have on our consolidated financial statements.

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

We measure and report our cash equivalents and available-for-sale marketable securities at fair value. The following table sets forth the fair value of our financial assets by level within the fair value hierarchy (in thousands):

	September 30, 2016
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$304,926	$—	$—	$304,926
Money market funds-restricted	4,041	—	—	4,041
Commercial Paper	11,997	—	—	11,997
U.S. government notes	139,499	—	—	139,499
Corporate bonds	—	148,171	—	148,171
Total financial assets	$460,463	$148,171	$—	$608,634

	December 31, 2015
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$104,156	$—	$—	$104,156
Money market funds-restricted	4,041	—	—	4,041
Total financial assets	$108,197	$—	$—	$108,197

3.    Balance Sheet Components
Marketable Securities
The following table summarizes the unrealized gains and losses and fair value of our short term available-for-sale securities (in thousands):

	September 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$11,941	$56	$—	$11,997
U.S. government notes	139,509	22	(32)	139,499
Corporate bonds	148,123	153	(105)	148,171
Total marketable securities	$299,573	$231	$(137)	$299,667
As of September 30, 2016, there have been no other-than-temporary losses on our marketable securities. None of our marketable securities have been in continuous unrealized loss positions for greater than twelve months as of September 30, 2016. We had no marketable securities as of December 31, 2015.
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
As of September 30, 2016, the contractual maturities of our investments did not exceed 24 months. The fair values of available-for-sale investments, by remaining contractual maturity, are as follows (in thousands):

September 30, 2016
Due in 1 year or less	$171,170
Due in 1 year through 2 years	128,497
Total marketable securities	$299,667
The weighted average remaining duration of our current marketable securities is approximately 0.8 years as of September 30, 2016. As we view these securities as available to support current operations, we classify securities with maturities beyond 12 months as current assets under the caption marketable securities in the accompanying consolidated balance sheets.

Accounts Receivable, net
Accounts receivable, net consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Accounts receivable	$211,783	$145,792
Allowance for doubtful accounts	(291)	(963)
Sales return reserve	(1,249)	(566)
Accounts receivable, net	$210,243	$144,263
Inventories
Inventories consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$64,610	$29,831
Finished goods	97,518	62,298
Total inventories	$162,128	$92,129
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Inventory deposit	$62,576	$—
Prepaid income taxes	22,817	14,150
Other current assets	55,363	29,270
Other prepaid expenses and deposits	10,903	7,190
Total prepaid expenses and other current assets	$151,659	$50,610
Property and Equipment, net
    Property and equipment, net consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Equipment and machinery	$38,269	$29,101
Computer hardware and software	16,840	12,630
Furniture and fixtures	2,865	2,380
Leasehold improvements	29,504	24,372
Building	35,154	35,154
Construction-in-process	304	6,408
Property and equipment, gross	122,936	110,045
Less: accumulated depreciation	(44,789)	(30,339)
Property and equipment, net	$78,147	$79,706
Building consists of capitalized construction costs of our leased building in Santa Clara, California. Based on the terms of the lease agreement and due to our involvement in certain aspects of the construction, such as our financial involvement in structural elements of asset construction, making decisions related to tenant improvement costs and purchasing insurance not reimbursable by the buyer-lessor (the "Landlord"), we were deemed the owner of the building (for accounting purposes only) during the construction period. We continue to maintain involvement in the property post construction completion, and lack transferability of the risks and rewards of ownership, due to our required maintenance of a $4.0 million letter of credit, in addition to our ability and option to sublease our portion of the leased building for fees substantially higher than our base rate. Due to our continuing involvement in the property post construction and lack of transferability of related risks and rewards of ownership to the Landlord after construction completion, we account for the building as a financing obligation. See “Note 5 - Commitments and Contingencies". Accordingly, as of September 30, 2016 and December 31, 2015, we have recorded assets of $53.4 million, representing the total costs of the building and improvements incurred, including the costs paid by the Landlord. The building was completed in 2014.
Depreciation and amortization expense was $5.1 million and $3.4 million for the three months ended September 30, 2016 and 2015, respectively, and was $14.8 million, and $9.7 million for the nine months ended September 30, 2016 and 2015, respectively.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Accrued compensation costs	$41,695	$39,479
Accrued warranty costs	5,597	4,718
Accrued manufacturing costs	14,558	6,397
Accrued professional fees	6,827	4,875
Accrued taxes	1,320	1,347
Other	7,166	4,155
Total accrued liabilities	$77,163	$60,971
Warranty Accrual
We offer a one-year warranty on all of our hardware products and a 90-day warranty against defects in the software embedded in the products. The accrued warranty liability is recorded in accrued liabilities in the accompanying consolidated balance sheets.
The following table summarizes the activity related to our accrued liability for estimated future warranty costs (in thousands):

	Nine Months Ended September 30,
	2016	2015
Warranty accrual, beginning of period	$4,718	$3,204
Liabilities accrued for warranties issued during the period	3,717	3,352
Warranty costs incurred during the period	(2,541)	(1,765)
Adjustments related to change in estimate	(297)	—
Warranty accrual, end of period	$5,597	$4,791

4.    Investments
Investments in Privately-held Companies
As of September 30, 2016 and December 31, 2015, we held non-marketable equity investments of approximately $36.1 million and $33.6 million, respectively, in privately-held companies which are accounted for under the cost method. During the prior quarter ended June 30, 2016 we made an additional investment of $2.5 million in one of these companies, which was accounted for under the cost method. There were no impairments recognized on our investments for the nine months ended September 30, 2016.

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
We recognize rent expense under these arrangements on a straight-line basis over the term of the lease. Rent expense for all operating leases amounted to $2.3 million, $2.0 million, $7.0 million, and $4.7 million for the three and nine months ended September 30, 2016 and 2015, respectively.
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
As of September 30, 2016 and December 31, 2015, we have recorded assets of $53.4 million, representing the total costs of the building and improvements incurred, including the costs paid by the lessor (the legal owner of the building) and additional improvement costs paid by us, and a corresponding financing obligation of $41.6 million and $42.5 million, respectively. As of September 30, 2016, $1.5 million and $40.0 million were recorded as short-term and long-term financing obligations, respectively.
Land lease expense related to our lease financing obligation is classified in rent expense in our unaudited condensed consolidated statements of income, and amounted to $0.3 million and $1.0 million for both the three and nine months ended September 30, 2016 and 2015, respectively.
Purchase Commitments
We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf based on our forecasts in order to reduce manufacturing lead times and ensure adequate component supply. We issue purchase orders to our contract manufacturers for finished product and a significant portion of these orders consist of firm non-cancelable commitments. In addition, we purchase strategic component inventory from certain suppliers under purchase commitments that in some cases are non-cancelable, including integrated circuits, which are consigned to our contract manufacturers. As of September 30, 2016, we had non-cancelable purchase commitments of $226.2 million. In addition, we have provided deposits to secure our obligations to purchase inventory. We had $64.9 million and $2.3 million in deposits as of September 30, 2016 and December 31, 2015, respectively. These deposits are classified in other current and long term assets in our accompanying unaudited condensed consolidated balance sheets.

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
Legal Proceedings
OptumSoft, Inc. Matters
On April 4, 2014, OptumSoft filed a lawsuit against us in the Superior Court of California, Santa Clara County titled OptumSoft, Inc. v. Arista Networks, Inc., in which it asserts (i) ownership of certain components of our EOS network operating system pursuant to the terms of a 2004 agreement between the companies; and (ii) breaches of certain confidentiality and use restrictions in that agreement. Under the terms of the 2004 agreement, OptumSoft provided us with a non-exclusive, irrevocable, royalty-free license to software delivered by OptumSoft comprising a software tool used to develop certain components of EOS and a runtime library that is incorporated into EOS. The 2004 agreement places certain restrictions on our use and disclosure of the OptumSoft software and gives OptumSoft ownership of improvements, modifications and corrections to, and derivative works of, the OptumSoft software that we develop.
In its lawsuit, OptumSoft has asked the Court to order us to (i) give OptumSoft access to our software for evaluation by OptumSoft; (ii) cease all conduct constituting the alleged confidentiality and use restriction breaches; (iii) secure the return or deletion of OptumSoft’s alleged intellectual property provided to third parties, including our customers; (iv) assign ownership to OptumSoft of OptumSoft’s alleged intellectual property currently owned by us; and (v) pay OptumSoft’s alleged damages, attorney’s fees, and costs of the lawsuit. David Cheriton, one of our founders and a former member of our board of directors, who resigned from our board of directors on March 1, 2014 and has no continuing role with us, is a founder and, we believe, the largest stockholder and director of OptumSoft. The 2010 David R. Cheriton Irrevocable Trust dtd July 28, 2010, a trust for the benefit of the minor children of Mr. Cheriton, is one of our largest stockholders.
On April 14, 2014, we filed a cross-complaint against OptumSoft, in which we assert our ownership of the software components at issue and our interpretation of the 2004 agreement. Among other things, we assert that the language of the 2004 agreement and the parties’ long course of conduct support our ownership of the disputed software components. We ask the Court to declare our ownership of those software components, all similarly-situated software components developed in the future and all related intellectual property. We also assert that, even if we are found not to own certain components, such components are licensed to us under the terms of the 2004 agreement. However, there can be no assurance that our assertions will ultimately prevail in litigation. On the same day, we also filed an answer to OptumSoft’s claims, as well as affirmative defenses based in part on OptumSoft’s failure to maintain the confidentiality of its claimed trade secrets, its authorization of the disclosures it asserts and its delay in claiming ownership of the software components at issue. We have also taken additional steps to respond to OptumSoft’s allegations that we improperly used and/or disclosed OptumSoft confidential information. While we believe we have meritorious defenses to these allegations, we believe we have (i) revised our software to remove the elements we understand to be the subject of the claims relating to improper use and disclosure of OptumSoft confidential information and made the revised software available to our customers and (ii) removed information from our website that OptumSoft asserted disclosed OptumSoft confidential information.
The parties tried Phase I of the case, relating to contract interpretation and application of the contract to certain claimed source code, in September 2015. On December 16, 2015, the Court issued a Proposed Statement of Decision Following Phase 1 Trial, and on January 8, 2016, OptumSoft filed objections to that Proposed Statement of Decision. On March 23, 2016, the Court issued a Final Statement of Decision Following Phase I Trial, in which it agreed with and adopted our interpretation of the 2004 agreement and held that we, and not OptumSoft, own all the software at issue in Phase I. The remaining issues that were not addressed in the Phase I trial are set to be tried in Phase II including the application of the Court’s interpretation of the 2004 agreement as set forth in the Final Statement of Decision Following Phase I Trial to any other source code that OptumSoft claims to own following a review. Phase II was previously scheduled to be tried in April 2016; however, that trial date has been vacated and a new trial date has not yet been set.
We intend to vigorously defend against any claims brought against us by OptumSoft.  However, we cannot be certain that, if litigated, any claims by OptumSoft would be resolved in our favor.  For example, if it were determined that OptumSoft owned components of our EOS network operating system, we would be required to transfer ownership of those components and any related intellectual property to OptumSoft.  If OptumSoft were the owner of those components, it could make them available to our competitors, such as through a sale or license.  An adverse litigation ruling could result in a significant damages award against us and injunctive relief. In addition, OptumSoft could assert additional or different claims against us, including claims that our license from OptumSoft is invalid.
With respect to the legal proceedings described above, it is our belief that while a loss is not probable, it may be reasonably possible. Further, at this stage in the litigation, any possible loss or range of loss cannot be estimated.  However, the outcome of litigation is inherently uncertain. Therefore, if one or more of these legal matters were resolved against us in a reporting period for a material amount, our consolidated financial statements for that reporting period could be materially adversely affected.
Cisco Systems, Inc. (“Cisco”) Matters
We are currently involved in several litigation matters with Cisco Systems, Inc. These matters are summarized below.
Cisco Systems, Inc. v. Arista Networks, Inc. (Case No. 4:14-cv-05343) (“’43 Case”)
On December 5, 2014, Cisco filed a complaint against us in the District Court for the Northern District of California alleging that we infringe U.S. Patent Nos. 6,377,577; 6,741,592; 7,023,853; 7,061,875; 7,162,537; 7,200,145; 7,224,668; 7,290,164; 7,340,597; 7,460,492; 8,051,211; and 8,356,296 (respectively, “the ’577 patent,” “the ’592 patent,” “the ’853 patent,” “the 875 patent,” “the ’537 patent,” “the ’145 patent,” “the ’668 patent,” “the ’164 patent,” “the ’597 patent,” “the ’492 patent,” “the ’211 patent,” and “the ’296 patent”). Cisco seeks, as relief for our alleged infringement in the ’43 Case, lost profits and/or reasonable royalty damages in an unspecified amount, including treble damages, attorney’s fees, and associated costs. Cisco also seeks injunctive relief in the ’43 Case. On February 10, 2015, the Court granted our unopposed motion to stay the ’43 Case until the proceedings before the United States International Trade Commission (“USITC”) pertaining to the same patents (as discussed below) became final. Trial has not been scheduled in the ’43 Case.
Cisco Systems, Inc. v. Arista Networks, Inc. (Case No. 5:14-cv-05344) (“’44 Case”)
On December 5, 2014, Cisco filed a complaint against us in the District Court for the Northern District of California alleging that we infringe numerous copyrights pertaining to Cisco’s “Command Line Interface” or “CLI” and U.S. Patent Nos.  7,047,526 and 7,953,886 (respectively, “the 526 patent” and “the 886 patent”). As relief for our alleged patent infringement in the ’44 Case, Cisco seeks lost profits and/or reasonable royalty damages in an unspecified amount including treble damages, attorney’s fees, and associated costs as well as injunctive relief. As relief for our alleged copyright infringement, Cisco seeks monetary damages for alleged lost profits, profits from our alleged infringement, statutory damages, attorney's fees, and associated costs.
On February 13, 2015, we answered the complaint in the ’44 Case, denying the patent and copyright infringement allegations and raising numerous affirmative defenses. On March 6, 2015, Cisco filed an amended complaint against us in the ’44 Case. In response, we moved to dismiss Cisco’s allegations of willful patent infringement and pre-suit indirect patent infringement. The Court granted the motion with leave to amend on July 2, 2015. On July 23, 2015, Cisco filed an amended complaint. On May 25, 2016, the Patent and Trademark Appeals Board ("PTAB") issued an order initiating inter partes review of U.S. Patent No. 7,953,886 (“the ʼ886 patent). Following that order Cisco agreed to dismiss its claims as to the ʼ886 patent with prejudice, and we dismissed our counterclaims as to the ʼ886 patent without prejudice.
Summary judgment cross-motions in the ’44 Case were heard on August 4, 2016, and the Court denied all motions brought by both sides. A final pre-trial conference is set for November 3, 2016 and trial has been set for November 21, 2016.
Arista Networks, Inc. v. Cisco Systems, Inc. (Case No. 5:16-cv-00923) (“’23 Case”)
On February 24, 2016, we filed a complaint against Cisco in the District Court for the Northern District of California alleging antitrust violations and unfair competition. On April 13, 2016, Cisco filed a motion to stay the ’23 Case, or in the alternative, to dismiss the complaint. On August 23, 2016, the Court granted Cisco’s motion to stay until judgment has been entered on Cisco’s copyright claims in the ’44 Case, which the Court anticipated by December 22, 2016. Trial in the ’23 Case is set for August 3, 2018, and is not affected by the Court’s granting of the interim stay.
Certain Network Devices, Related Software, and Components Thereof (Inv. No. 337-TA-944) (“944 Investigation”)
On December 19, 2014, Cisco filed a complaint against us in the USITC alleging that we have violated Section 337 of the Tariff Act of 1930, as amended. The USITC instituted Cisco's complaint as Investigation No. 337-TA-944. Cisco initially alleged that certain of our switching products infringe the ’592, ’537, ’145, ’164, ’597, and ’296 patents. Cisco subsequently dropped the ’296 patent from the 944 Investigation. Cisco sought, among other things, a limited exclusion order barring entry into the United States of accused switch products (including our 7000 Series of switches) and components and software therein and a cease and desist order against us restricting our activities with respect to our imported accused switch products and components and software therein. On February 11, 2015, we responded to the complaint in the 944 Investigation by, among other things, denying the patent infringement allegations and raising numerous affirmative defenses.

The Administrative Law Judge ("ALJ") assigned to the 944 Investigation issued a procedural schedule calling for, among other events: an evidentiary hearing on September 9-11 and 15-17, 2015; issuance of an initial determination regarding our alleged violations on January 27, 2016; and a Target Date for completion of the investigation on May 27, 2016. On January 27, 2016, the ALJ issued a revised procedural schedule extending the date for issuance of an initial determination to February 2, 2016 and extending the Target Date to June 2, 2016.
On February 2, 2016, the ALJ issued his initial determination finding a violation of section 337 of the Tariff Act. More specifically, the ALJ found that a violation has occurred in the importation into the United States, the sale for importation, or the sale within the United States after importation, of certain network devices, related software, and components thereof that the ALJ found infringe asserted claims 1, 2, 8-11, and 17-19 of the ’537 patent; asserted claims 6, 7, 20, and 21 of the ’592 patent; and asserted claims 5, 7, 45, and 46 of the ’145 patent. The ALJ did not find a violation of section 337 with respect to any asserted claims of the ’597 and ’164 patents. On April 11, 2016, the Commission decided to review certain findings contained in the initial determination. On June 23, 2016, the Commission issued its Final Determination, which found a violation with respect to the ’537, ’592, and ’145 patents, and found no violation with respect to the ’597 and ’164 patents. The Commission also issued a limited exclusion order and a cease and desist order pertaining to network devices, related software and components thereof that infringe one or more of claims 1, 2, 8-11, and 17-19 of the ’537 patent; claims 6, 7, 20, and 21 of the ’592 patent; and claims 5, 7, 45, and 46 of the ’145 patent. On August 22, 2016, the Presidential review period for the 944 investigation expired. The USITC orders are currently in effect.
Both we and Cisco filed petitions for review of the USITCs Final Determination to the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”). On August 26, 2016, the Federal Circuit consolidated the appeals and, on September 23, 2016, it issued an order setting an expedited briefing schedule. Under this schedule, we filed our opening brief on September 23, 2016; Cisco’s opening brief is due November 2, 2016; the USITC’s brief is due on December 2, 2016; our response/reply brief is due December 19, 2016; and Cisco’s reply brief is due January 2, 2017.
On August 26, 2016, Cisco filed an enforcement complaint under Section 337 of the Tariff Act of 1930, as amended, with the USITC. Cisco alleges that we are violating the cease and desist order issued in the 944 Investigation by engaging in the “marketing, distribution, offering for sale, selling, advertising, and/or aiding or abetting other entities in the sale and/or distribution of products that Cisco alleges continue to infringe claims 1-2, 8-11, and 17-19 of the ’537 patent”, despite the design changes we have made to those products. Cisco asks the USTIC to (1) enforce the cease and desist order; (2) modify the Commission’s limited exclusion order and/or cease and desist order “in any manner that would assist in the prevention of the unfair practices that were originally the basis for issuing such Order or assist in the detection of violations of such Order”; (3) impose the maximum statutory civil penalties for violation of the cease and desist order “including monetary sanctions for each day’s violation of the cease and desist order of the greater of $100,000.00 or twice the domestic value of the articles entered or sold, whichever is higher”; (4) bring a civil action in U.S. district court “requesting collection of such civil penalties and the issuance of a mandatory injunction preventing further violation of Cease and Desist Order”; and (5) impose “such other remedies and sanctions as are appropriate and within the Commission’s authority.” On September 28, 2016, the Commission instituted the enforcement proceeding. The proceeding has been assigned to Administrative Law Judge Shaw, who presided over the underlying investigation. On October 14, 2016, we responded to the complaint by, among other things, denying the patent infringement allegations and raising numerous affirmative defenses.
Certain Network Devices, Related Software, and Components Thereof (Inv. No. 337-TA-945) (“945 Investigation”)
On December 19, 2014, Cisco filed a complaint against us in the USITC alleging that we violated Section 337 of the Tariff Act of 1930, as amended. The USITC instituted Cisco’s complaint as Investigation No. 337-TA-945. Cisco alleges that certain of our switching products infringe the ’577, ’853, ’875, ’668, ’492, and ’211 patents. Cisco seeks, among other things, a limited exclusion order barring entry into the United States of accused switch products (including our 7000 Series of switches) and components and software therein and a cease and desist order against us restricting our activities with respect to our imported accused switch products and components and software therein. On February 11, 2015, we responded to the notice of investigation and complaint in the 945 Investigation by, among other things, denying the patent infringement allegations and raising numerous affirmative defenses.
The ALJ issued a procedural schedule calling for, among other events: an evidentiary hearing on November 9-20, 2015; issuance of an initial determination regarding our alleged violations on April 26, 2016; and a Target Date for completion on August 26, 2016. On March 29, 2016, the ALJ issued a revised procedural schedule extending the deadline for issuance of an initial determination to August 26, 2016, and extending the Target Date to December 26, 2016. On April 19, 2016, the Commission determined not to review this decision. On August 24, 2016, the ALJ issued a revised procedural schedule extending the deadline for issuance of an initial determination to November 7, 2016, and extending the Target Date to March 7, 2016. On September 7, 2016, the Commission determined not to review this decision. The Initial Determination will be subject to review by the Commission, which will then issue a Final Determination and any remedial orders by March 7, 2017. If the Final Determination finds a violation, it will be subject to Presidential review.

Inter Partes Reviews
We have filed petitions for Inter Partes Review (“IPR”) of the ‘597, ‘211, ‘668, ‘853, ‘537, ‘577, ‘886, and ‘526 patents. IPRs relating to the ‘597 (IPR No. 2015-00978) and ‘211 (IPR No. 2015-00975) patents were instituted in October 2015 and hearings on these IPRs were completed in July 2016. On September 28, 2016, the PTAB issued a final written decision finding claims 1, 14, 39-42, 71, 72, 84, and 85 of the ’597 patent unpatentable. The PTAB also found that claims 29, 63, 64, 73, and 86 of the ’597 patent had not been shown to be unpatentable. We filed a notice of appeal with respect to this decision regarding claims 29, 63, 64, 73, and 86 on October 11, 2016, and Cisco requested rehearing of the PTAB’s Final Written Decision on October 28, 2016. On October 5, 2016, the PTAB issued a final written decision finding claims 1 and 12 of the ’211 patent unpatentable. The PTAB also found that claims 2, 6-9, 13, 17-20 of the ’211 patent had not been shown to be unpatentable.
IPRs relating to the ‘668 (IPR No. 2016-00309), ‘577 (IPR No. 2016-00303), ‘853 (IPR No. 2016-0306), and ‘537 (IPR No. 2016-0308) patents were instituted in June 2016 and are set for hearing in March 2017. Final Written Decisions on these IPRs will be issued by June 2017.
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
In particular, in the 944 Investigation, the USITC has issued a limited exclusion order barring entry into the United States of our network devices (including our 7000 Series of switches), related software and components thereof that infringe one or more of the claims of the ʼ537, ʼ592, and ʼ145 patents specified above and a cease and desist order restricting our activities with respect to such imported products.
In response to the USITC’s findings in the 944 Investigation, we have made design changes to our products for sale in the United States to address the features that were found to infringe the ‘537, ’592, ’145 patents. Following the issuance of the final determination in the 944 Investigation, we submitted a Section 177 ruling request to U.S. Customs and Border Protection (“CBP”) seeking approval to import these redesigned products into the United States, and we are awaiting CBP’s decision. If the USITC finds that we infringe any patent in the 945 Investigation, the USITC is likely to issue remedial orders in that investigation as well. If such orders are not disapproved by the United States Trade Representative, we would need to further modify our products to take our products outside the scope of any patents we are found to have infringed in the 945 Investigation. We may not be successful in developing technical design-arounds that do not infringe the patents or that are acceptable to our customers. Our development efforts could be extremely costly and time consuming as well as disruptive to our other development activities and distracting to management. We may not be successful in our efforts to obtain clearance from CBP to import such modified products in a timely manner, or at all. While clearance from CBP will allow us to resume importation of our redesigned products into the United States, the USITC could still determine in the enforcement action that our redesigned products continue to infringe the ‘537, ‘592 or ‘145 patents. Any failure to effectively redesign our products to obtain timely clearance from CBP to import such redesigned products, or to address the USITC’s findings in a manner that is compliant with the limited exclusion order and cease and desist order may cause a disruption in our product shipments and materially and adversely affect our business, prospects, reputation, results of operations, and financial condition.
We have also made certain changes to our manufacturing, importation and shipping workflows to comply with the USITC’s remedial orders. These changes have included shifting manufacturing and integration of our products to be sold in the United States to U.S. facilities. Such changes may be extremely costly, time consuming, and we may not be able to implement such changes successfully. Any failure to successfully change our manufacturing and importation processes or shipping workflows in a manner that is compliant with the limited exclusion order and cease and desist order may cause a disruption in our product shipments and materially and adversely affect our business, prospects, reputation, results of operations, and financial condition.
For example, if the USITC determines that our redesigned products continue to infringe the ‘537, ‘592 or ‘145 patents, the USITC may impose the maximum statutory civil penalties for violation of the cease and desist order “including monetary sanctions for each day’s violation of the cease and desist order of the greater of $100,000.00 or twice the domestic value of the articles entered or sold, whichever is higher,” bring a civil action in U.S. district court “requesting collection of such civil penalties and the issuance of a mandatory injunction preventing further violation of Cease and Desist Order” or impose “such other remedies and sanctions as are appropriate and within the Commission’s authority.”
Additionally, the existence of Cisco's lawsuits against us could cause concern among our customers and partners and could adversely affect our business and results of operations. Whether or not we prevail in the lawsuit, we expect that the litigation will be expensive, time-consuming and a distraction to management in operating our business.

With respect to the various legal proceedings described above, it is our belief that while a loss is not probable, it may be reasonably possible. Further, at this stage in the litigation, any possible loss or range of loss cannot be estimated.  However, the outcome of litigation is inherently uncertain. Therefore, if one or more of these legal matters were resolved against us in a reporting period for a material amount, our consolidated financial statements for that reporting period could be materially adversely affected.
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

6.    Equity Award Plan Activities
Total stock-based compensation expense related to options, restricted stock awards, employee stock purchases, restricted stock units and stock purchase rights granted were allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$955	$786	$2,616	$2,206
Research and development	8,010	7,037	23,062	18,344
Sales and marketing	3,947	2,864	11,374	8,138
General and administrative	2,204	1,591	5,656	3,637
Total stock-based compensation	$15,116	$12,278	$42,708	$32,325
Stock Option Activities
The following table summarizes the option and RSA (Restricted Stock Award) activity under our equity stock plans and related information:

	Options and RSAs Outstanding
	Number of Shares Underlying Outstanding Options and RSAs (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years) of Stock Options	Aggregate Intrinsic Value of Stock Options Outstanding (in thousands)
Outstanding—December 31, 2015	11,630	$24.49	7.6	$620,802
Options granted	440	56.88
Options exercised	(1,583)	9.85
Options canceled	(314)	30.22
Outstanding—September 30, 2016	10,173	$28.00	7.1	$580,661
Vested and exercisable—September 30, 2016	3,685	$14.38	6.3	$260,514
Vested and expected to vest—September 30, 2016	9,658	$27.39	7.1	$557,170
As of September 30, 2016, the total unrecognized stock-based compensation expense related to unvested stock options, net of expected forfeitures, was $95.4 million, which is expected to be recognized over a weighted-average period of 3.9 years.

Restricted Stock Unit (RSU) Activities
A summary of the RSU activity under our stock plans during the reporting period and a summary of information related to RSUs expected to vest are presented below (in thousands, except per share and year amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Unvested balance—December 31, 2015	893	$70.14	1.9	$69,509
RSUs granted	440	63.80
RSUs vested	(178)	69.66
RSUs forfeited	(72)	67.06
Unvested balance—September 30, 2016	1,083	$67.85	1.7	$92,120
Vested and expected to vest—September 30, 2016	1,015	$67.86	1.7	$86,357
As of September 30, 2016, there was $61.4 million of unrecognized stock-based compensation cost related to unvested RSUs, net of estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 3.3 years.
Employee Stock Purchase Plan Activities
During the nine months ended September 30, 2016, we issued 256,223 shares at a weighted average purchase price of $40.30 under the 2014 Employee Stock Purchase Plan ("ESPP"). On February 17, 2015, the board authorized an increase to shares available for future issuance under the ESPP. Per the ESPP, the increase is determined based on the lesser of 1% of total shares outstanding as of the first day of each fiscal year, or January 1, 2016, 2,500,000 shares or such amount as determined by our board of directors. The approved increase for 2016 amounted to 681,315 shares. As of September 30, 2016, there remain 1,483,846 shares available for issuance under the ESPP.
As of September 30, 2016, the total unrecognized stock-based compensation expense related to unvested ESPP options, net of expected forfeitures, was $6.1 million, which is expected to be recognized over a weighted-average period of 1.8 years.
Shares Available for Grant
The following table presents the stock activity and the total number of shares available for grant as of September 30, 2016 (in thousands):

Number of Shares
Balance—December 31, 2015	10,495
Authorized	2,044
Options granted	(440)
RSUs granted	(440)
Options canceled	314
Options repurchased	5
RSUs forfeited	72
Shares traded for taxes	11
Balance—September 30, 2016	12,061

7.	Net Income Per Share Available to Common Stock
The following table sets forth the computation of our basic and diluted net income per share available to common stock (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Basic:
Net income	$51,257	$28,690	$125,406	$77,178
Less: undistributed earnings allocated to participating securities	(295)	(389)	(931)	(1,314)
Net income available to common stockholders, basic	$50,962	$28,301	$124,475	$75,864
Diluted:
Net income attributable to common stockholders, basic	$50,962	$28,301	$124,475	$75,864
Add: undistributed earnings allocated to participating securities	18	28	56	$103
Net income attributable to common stockholders, diluted	$50,980	$28,329	$124,531	$75,967
Denominator:
Basic:
Weighted-average shares used in computing net income per share available to common stockholders, basic	69,076	66,629	68,365	65,609
Diluted:
Weighted-average shares used in computing net income per share available to common stockholders, basic	69,076	66,629	68,365	65,609
Add weighted-average effect of dilutive securities:
Stock options and RSUs	4,357	5,163	4,429	5,529
Employee stock purchase plan	20	95	17	94
Weighted-average shares used in computing net income per share available to common stockholders, diluted	73,453	71,887	72,811	71,232
Net income per share attributable to common stockholders:
Basic	$0.74	$0.42	$1.82	$1.16
Diluted	$0.69	$0.39	$1.71	$1.07
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share available to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options and RSUs to purchase common stock	2,688	2,544	3,215	2,275

8.	Income Taxes
Provision for income taxes was approximately $11.7 million and $1.9 million for the three months ended September 30, 2016 and 2015, and $39.7 million and $20.3 million for the nine months ended September 30, 2016 and 2015, respectively. The change in the provision was a result of an increase in profit before income taxes and the change in effective tax rate based on current geographical distribution of the earnings.
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
Our gross unrecognized tax benefits as of September 30, 2016 were $20.2 million. If the gross unrecognized tax benefits as of September 30, 2016 were realized in future periods, this could result in a tax benefit of $11.4 million within our provision of income taxes.

9.	Segment Information
We have determined that we operate as one reportable segment. The following table represents revenue based on the customer’s location, as determined by the customer’s shipping address (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States	$233,018	$166,466	$612,852	$437,922
Other Americas	4,081	4,130	8,205	10,294
Europe, Middle East and Africa	37,728	29,457	124,111	94,329
Asia-Pacific	15,434	17,495	56,030	49,600
Total revenue	$290,261	$217,548	$801,198	$592,145
The following table presents our property, plant and equipment, net by geographic region for the periods presented (in thousands):

	September 30, 2016	December 31, 2015
United States	$70,095	$70,719
International	8,052	8,987
Total	$78,147	$79,706

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K filed with the SEC on February 25, 2016. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
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
We were founded in 2004 to address the limitations of legacy networking products and to create a cloud networking platform that is open and programmable. From 2004 to 2008, our activities were focused on the development of our software, which resulted in the commercial release of our first product, the 7100 Series switches based on our EOS software, in 2008. Since then, we have continued to introduce new products utilizing EOS, including our 7500 Series switch and our 7050 Series switch in 2010, the second generation of our 7500 Series switch, called the 7500E modular switch, in May 2013, our 7300 Series switch in November 2013, and our 7280E in July 2014. In December 2014, we introduced our EOS+ software platform for networking programmability and automation, and in June 2015 we introduced CloudVision, a network-wide approach for workload orchestration and workflow automation. In September 2015, we introduced our Macro Segmentation Services, or MSS, to provide automated insertion of security and other in-line layer 4-7 services within any software driven cloud networking infrastructure. MSS has been endorsed by many of our technology alliance ecosystem partners with whom we are currently partnering with to deliver MSS platform support. In addition, during 2015, we introduced our first 10/25/40/50/100G switches with our 7060, 7260 and 7320 series switches. In January 2016, we unveiled NetDB, the network-wide, state-oriented database that enhances the core system database (SysDB) of Arista EOS.  NetDB builds upon the SysDB architecture by adding software infrastructure improvements, including state-sharing and replication mechanisms for centrally storing network state, increased software table capacities up to 1M routes, and the ability to stream state in realtime from EOS devices. This extends the benefits of the state-based system across the entire network. During March 2016, we introduced our 7500R series, building on the 7500E series and providing 100GbE density and large table sizes in a single chassis. At up to 115 Tbps capacity, the 7500R supports up to one million routes, subsuming switching and routing functions into a Universal Spine platform for cloud-scale networks. In June 2016, we introduced our Arista 7280R Universal Leaf Network Platform, a compact form factor capable of a broad set of leaf networking use-cases, including IP storage, routing and digital media. In August 2016, we introduced our next-generation CloudVision and EOS telemetry and analytics capabilities designed for modern cloud networks.
As of September 30, 2016, we have shipped more than 10 million cloud networking ports worldwide. We have experienced rapid revenue growth over the last several years, increasing our revenue at a compound annual growth rate of 56.4% from 2011 to 2015. As we have grown the functionality of our EOS software, expanded the range of our switching portfolio and increased the size of our sales force, our revenue has continued to grow rapidly. To support our customers and revenue growth, we have expanded our international presence to include 23 foreign subsidiaries as of September 30, 2016, including Australia, Canada, France, Germany, India, Ireland, Japan, South Korea and the United Kingdom. Our revenue for the three and nine months ended September 30, 2016 was $290.3 million and $801.2 million, respectively an increase of 33.4% and 35.3% compared to the same periods in 2015, respectively. We have been profitable and cash flow positive for each year since 2010.
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
Since shipping our first products in 2008, our cumulative end-customer base has grown rapidly. Between December 31, 2011 and September 30, 2016, our cumulative end-customer base grew from approximately 1,100 to over 4,100. Our end customers span a range of industries and include large Internet companies, service providers, financial services organizations, government agencies, media and entertainment companies and others.
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

Results of Operations
The following table summarizes historical results of operations for the periods presented and as a percentage of revenue for those periods. We have derived the data for the three and nine months ended September 30, 2016 and 2015 from our unaudited condensed consolidated financial statements (in thousands, except for percentages).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Product	$254,238	$193,339	$702,329	$527,552
Service	36,023	24,209	98,869	64,593
Total revenue	290,261	217,548	801,198	592,145
Cost of revenue (1):
Product	94,777	67,990	261,711	182,443
Service	9,064	7,810	26,526	22,310
Total cost of revenue	103,841	75,800	288,237	204,753
Gross profit	186,420	141,748	512,961	387,392
Operating expenses (1):
Research and development	70,648	58,748	202,183	152,035
Sales and marketing	33,216	26,508	92,566	77,776
General and administrative	19,535	25,195	52,298	57,670
Total operating expenses	123,399	110,451	347,047	287,481
Income from operations	63,021	31,297	165,914	99,911
Interest expense	(735)	(753)	(2,218)	(2,406)
Other income (expense), net	639	13	1,392	(38)
Total other income (expense), net	(96)	(740)	(826)	(2,444)
Income before provision for income taxes	62,925	30,557	165,088	97,467
Provision for income taxes	11,668	1,867	39,682	20,289
Net income	$51,257	$28,690	$125,406	$77,178

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(as a percentage of revenue)
Revenue:
Product	87.6%	88.9%	87.7%	89.1%
Service	12.4	11.1	12.3	10.9
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	32.7	31.2	32.7	30.8
Service	3.1	3.6	3.3	3.8
Total cost of revenue	35.8	34.8	36.0	34.6
Gross margin	64.2	65.2	64.0	65.4
Operating expenses:
Research and development	24.3	27.0	25.2	25.7
Sales and marketing	11.5	12.2	11.6	13.1
General and administrative	6.7	11.6	6.5	9.8
Total operating expenses	42.5	50.8	43.3	48.6
Income from operations	21.7	14.4	20.7	16.8
Interest expense	(0.2)	(0.3)	(0.3)	(0.4)
Other income (expense), net	0.2	—	0.2	—
Total other income (expense), net	—	(0.3)	(0.1)	(0.4)
Income before provision for income taxes	21.7	14.1	20.6	16.4
Provision for income taxes	4.0	0.9	5.0	3.4
Net income	17.7%	13.2%	15.6%	13.0%
________________________________________________________________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$955	$786	$2,616	$2,206
Research and development	8,010	7,037	23,062	18,344
Sales and marketing	3,947	2,864	11,374	8,138
General and administrative	2,204	1,591	5,656	3,637
Total stock-based compensation	$15,116	$12,278	$42,708	$32,325

Three and Nine Months Ended September 30, 2016 Compared to Three and Nine Months Ended September 30, 2015
Revenue, Cost of Revenue and Gross Profit (in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change in		2016	2015	Change in
	$	$	$	%	$	$	$	%
Revenue
Product	$254,238	$193,339	$60,899	31.5%	$702,329	$527,552	$174,777	33.1%
Service	36,023	24,209	11,814	48.8	98,869	64,593	34,276	53.1
Total revenue	290,261	217,548	72,713	33.4	801,198	592,145	209,053	35.3
Cost of revenue
Product	94,777	67,990	26,787	39.4	261,711	182,443	79,268	43.4
Service	9,064	7,810	1,254	16.1	26,526	22,310	4,216	18.9
Total cost of revenue	103,841	75,800	28,041	37.0	288,237	204,753	83,484	40.8
Gross profit	$186,420	$141,748	$44,672	31.5%	$512,961	$387,392	$125,569	32.4%
Gross margin	64.2%	65.2%			64.0%	65.4%

Revenue by Geography (in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	% of Total	2015	% of Total	2016	% of Total	2015	% of Total
Americas	$237,099	81.7%	$170,596	78.5%	$621,057	77.5%	$448,216	75.7%
Europe, Middle East and Africa	37,728	13.0	29,457	13.5	124,111	15.5	94,329	15.9
Asia-Pacific	15,434	5.3	17,495	8.0	56,030	7.0	49,600	8.4
Total revenue	$290,261	100.0%	$217,548	100.0%	$801,198	100.0%	$592,145	100.0%
Revenue
Revenue increased 33.4% in the three months ended September 30, 2016 and 35.3% in the nine months ended September 30, 2016, compared to the same periods in 2015. The increase in each period was primarily driven by increased shipments to our existing customers as they continue to grow and expand their businesses, increasing their demand for our switch products and related accessories. The introduction of new products has contributed to our revenue growth, both with existing and new customers. As of September 30, 2016, we have shipped more than 10 million cumulative cloud networking ports worldwide and our overall customer count has exceeded 4,100. Service revenue increased 48.8% in the three months ended September 30, 2016 and 53.1% during the nine months ended September 30, 2016 compared to the same periods in 2015, as a result of continued growth in initial and renewal support contracts as our customer installed base continues to expand. We also continued to experience fluctuations in product and service pricing due to competitive market pressures. However, these were more than offset by the increased demand drivers outlined above.
Cost of Revenue and Gross Margin
Cost of revenue increased $28.0 million in the three months ended September 30, 2016 and $83.5 million in the nine months ended September 30, 2016, compared to the same periods in 2015. The increase in cost of revenue was primarily due to an increase in product shipment volumes. In addition, we incurred some increased costs as we added capacity to our manufacturing and operations infrastructure. Gross margin decreased from 65.2% to 64.2% for the three months ended September 30, 2016 compared to the same period in 2015, and from 65.4% to 64.0% for the nine months ended September 30, 2016 compared to the same period in 2015, respectively. The decrease during these periods was primarily the result of changes in customer mix as we expanded our business including increased contributions from larger customers who typically receive higher discount levels, and increased costs associated with the expansion of manufacturing and operations capacity. These unfavorable changes were partially offset by improved service margins as we scale our services business. We expect our gross margins in the fourth quarter of 2016 will reflect some further increases in product costs as we continue to invest in new contract manufacturing and supply chain operations.

Operating Expenses (in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change in		2016	2015	Change in
	$	$	$	%	$	$	$	%
Operating expenses:
Research and development	$70,648	$58,748	$11,900	20.3%	$202,183	$152,035	$50,148	33.0%
Sales and marketing	33,216	26,508	6,708	25.3	92,566	77,776	14,790	19.0
General and administrative	19,535	25,195	(5,660)	(22.5)	52,298	57,670	(5,372)	(9.3)
Total operating expenses	$123,399	$110,451	$12,948	11.7%	$347,047	$287,481	$59,566	20.7%
Research and development
Research and development expenses increased for the three and nine months ended September 30, 2016 compared to the same periods in 2015. The increase in each period was primarily due to an increase in third-party engineering, prototype and consulting costs, which grew $9.2 million and $24.2 million in the three months and nine months ended September 30, 2016, respectively as compared to the same periods in 2015. These increases related to additional outsourced development projects, increased internal development activity related to new products and increased costs associated with litigation-related changes in product design. Personnel costs increased by $3.9 million and $22.4 million in the three and nine ended September 30, 2016, respectively as compared to the same periods in 2015. These increases reflected additional headcount, increased stock-based compensation charges, and additional bonus expenses under our corporate bonus program. Facilities and IT infrastructure costs increased $2.4 million in the nine months ended September 30, 2016 compared to the same period in 2015, primarily due to the expansion and support of our research and development activities.
Sales and marketing
Sales and marketing expenses increased for the three and nine months ended September 30, 2016 compared to the same periods in 2015. The increase in each period was primarily due to an increase in personnel costs, which grew $6.6 million and $15.3 million in the three and nine months ended September 30, 2016, respectively as compared to the same periods in 2015. These increases reflected additional headcount, additional sales incentive compensation due to higher sales volumes, and additional bonus expenses under our corporate bonus program. The increase in the nine-month period was partially offset by a decrease in product field demonstration costs of $1.6 million primarily related to significant costs incurred in the previous year due to several product transitions to our next generation products.
General and administrative
General and administrative expenses decreased for the three and nine months ended September 30, 2016 compared to the same periods in 2015. The decrease in each period was primarily due to a reduction in litigation expenses of $6.8 million and $8.5 million in the three and nine months ended September 30, 2016 respectively as compared to the same periods in 2015. These decreases were primarily related to the timing of litigation activities associated with the Cisco and OptumSoft legal matters outlined in Note 5 to the Consolidated Financial Statements. This was partially offset by an increase in personnel costs of $0.8 million and $3.2 million in the three and nine months ended September 30, 2016 respectively as compared to the same periods in 2015. These increases reflected additional headcount, increased stock-based compensation charges, and additional bonus expenses under our corporate bonus program.

Other Income (Expense), Net (in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change in		2016	2015	Change in
	$	$	$	%	$	$	$	%
Other income (expense), net:
Interest expense	$(735)	$(753)	$18	2.4%	$(2,218)	$(2,406)	$188	7.8%
Other income (expense), net	639	13	626	4,815.4	1,392	(38)	1,430	3,763.2
Total other income (expense), net	$(96)	$(740)	$644	87.0%	$(826)	$(2,444)	$1,618	66.2%
Other income (expense), net
Other income (expense), net improved during the three and nine months ended September 30, 2016 compared to the same periods in 2015 primarily due to a net increase in interest income as we expanded our marketable securities portfolio during the nine months ended September 30, 2016.
Provision for Income Taxes (in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change in		2016	2015	Change in
	$	$	$	%	$	$	$	%
Provision for income taxes	$11,668	$1,867	$9,801	525.0%	$39,682	$20,289	$19,393	95.6%
Effective tax rate	18.5%	6.1%			24.0%	20.8%
Provision for income taxes
Provision for income taxes and effective tax rate increased in the three and nine months ended September 30, 2016 compared to the same periods in 2015. The increase in the provision for each period was the result of an increase in profit before income taxes and the change in effective tax rate primarily due to the geographical distribution of earnings. In addition, the effective tax rate for the three and nine months ended 2015 and 2016 reflect the release of unrecognized tax benefits due to the statute of limitations expiring in certain domestic tax jurisdictions.

Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents, marketable securities, and cash generated from operations. As of September 30, 2016, cash and cash equivalents, and marketable securities were $800.1 million, of which approximately $74.2 million was held outside the U.S. in our foreign subsidiaries.  We have not repatriated, nor do we currently have plans to repatriate these funds, but if we were to repatriate cash held outside of the U.S. for domestic cash operations, we would be required to accrue and pay U.S. income taxes to repatriate these funds less any previously paid foreign income taxes. We consider the undistributed earnings of our foreign subsidiaries as of September 30, 2016 to be indefinitely reinvested, and, accordingly, no U.S. income taxes have been provided thereon.
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

Cash Flows

	September 30, 2016	December 31, 2015
	(in thousands)
Cash and cash equivalents	$500,481	$687,326

	Nine Months Ended September 30,
	2016	2015

	(in thousands)
Cash provided by operating activities	$78,685	$84,022
Cash (used in) provided by investing activities	(319,551)	39,444
Cash provided by financing activities	54,154	55,270
Effect of exchange rate changes	(133)	(267)
Net increase (decrease) in cash and cash equivalents	$(186,845)	$178,469
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
During the nine months ended September 30, 2016, cash provided by operating activities was $78.7 million, primarily from net income of $125.4 million and net non-cash adjustments to net income of $14.7 million, partially offset by a net decrease in cash from changes in our operating assets and liabilities of $61.5 million. The decrease in cash from changes in operating assets and liabilities was primarily due to an increase in accounts receivable of $66.0 million related to increased shipment volume, and an increase in net inventory of $70.0 million, and deposits of $62.6 million related to the expansion of our contract manufacturing and supply chain activities. The cash outflows for inventory-related activity was primarily related to ramping production activities at our new contract manufacturer. These cash outflows were offset by cash inflows from an increase in deferred revenue of $88.0 million mostly related to new and renewed PCS contracts and product deferrals related to contract acceptance terms and future deliverables, an increase in accounts payable of $35.5 million primarily due to increased inventory purchases and timing of vendor payments, an increase in cash of $27.3 million from changes in income taxes payable and an increase in accrued liabilities of $15.9 million primarily from corporate bonus and compensation related accruals.

During the nine months ended September 30, 2015, cash provided by operating activities was $84.0 million, primarily from net income of $77.2 million, and a net increase in cash from changes in our operating assets and liabilities of $10.7 million, partially offset by net non-cash charges of $(3.8) million. The net increase in cash from changes in operating assets and liabilities was primarily due to an increase in deferred revenue of $84.2 million, largely related to short and long-term services contracts and product revenue deferrals related to contract acceptance terms and future deliverables. In addition, we experienced an increase in cash of $24.8 million from changes in income tax payable, and an increase in our accounts payable and accrued liabilities of $18.0 million due to the timing of payments. These operating liability increases were partially offset by an increase in our accounts receivable of $63.9 million resulting from an increase in sales during the period and slower collections in the three months ended September 30, 2015. In addition, inventory increased $31.9 million during the period due to higher shipment volume and prepaid expenses and current assets increased $19.4 million in the period.
Cash Flows from Investing Activities
Our investing activities have consisted primarily of capital expenditures and net investment purchases of available for sale marketable securities. We expect to continue investing in these activities to support the continued growth of our business.
During the nine months ended September 30, 2016, cash used in investing activities was $319.6 million, consisting of purchases of available-for-sale securities of $342.5 million, purchases of property, equipment and other assets of $16.5 million, and an additional investment in a privately-held company of $2.5 million.
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
During the nine months ended September 30, 2016, cash provided by financing activities was $54.2 million, consisting primarily of the excess tax benefit associated with equity incentive plans of $30.0 million, proceeds from the exercise of stock options, net of repurchases of $15.6 million, and proceeds from the issuance of common stock from our ESPP of $10.3 million.
During the nine months ended September 30, 2015, cash provided by financing activities was $55.3 million, consisting primarily of the excess tax benefit associated with equity incentive plans of $32.4 million, proceeds from the exercise of stock options, net of repurchases of $14.6 million and the proceeds from the issuance of common stock from our ESPP of $9.4 million.
Off-Balance Sheet Arrangements
As of September 30, 2016, we did not have any relationships with any unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
As of September 30, 2016, our principal commitments consist of obligations under operating leases and purchase commitments. There have been no significant changes to these obligations during the nine months ended September 30, 2016, compared to the contractual obligations disclosed in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K, filed with the SEC on February 25, 2016, other than the purchase commitments described in Note 5. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Substantially all of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the U.S. and to a lesser extent in Europe and Asia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of an immediate 10% adverse change in foreign exchange rates on monetary assets and liabilities at September 30, 2016 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements. While we have not engaged in the hedging of our foreign currency transactions to date, we may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar.
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
As of September 30, 2016, we had approximately $299.7 million invested in available-for-sale marketable securities. The effect of an immediate 10% change in interest rates at September 30, 2016 would not have a material adverse impact on our future operating results and cash flows. As of September 30, 2016, we did not hold or issue financial instruments for trading purposes.
Investments in Privately-held Companies
Our non-marketable equity investments in privately-held companies are recorded in investments, non-current in our consolidated balance sheets and are accounted for using the cost method. As of September 30, 2016, the total carrying amount of our investments in privately-held companies was $36.1 million.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act (the "SEC"), as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have experienced rapid growth and increased demand for our products over the last several years, which has placed a strain on our management, administrative, operational and financial infrastructure. Our employee headcount and number of end customers have increased significantly. To handle the increase in end customers, we expect to continue to grow our headcount significantly over the next 12 months. For example, between December 31, 2011 and September 30, 2016, our cumulative number of end customers grew from approximately 1,100 to over 4,100. As we have grown, we have had to manage an increasingly larger and more complex array of internal systems and processes to scale with all aspects of our business, including our hardware and software development, contract manufacturing and purchasing, logistics and fulfillment and maintenance and support. Our success will depend in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and continue to hire, train and manage new employees as needed. To manage domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting processes and procedures and implement more extensive and integrated financial and business information systems. We may not be able to successfully implement these or other improvements to our systems and processes in an efficient or timely manner, and we may discover deficiencies in their capabilities or effectiveness. We may experience difficulties in managing improvements to our systems and processes or in connection with third-party technology. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. Our failure to improve our systems and processes, or their failure to operate effectively and in the intended manner, may result in disruption of our current operations and end-customer relationships, our inability to manage the growth of our business and our inability to accurately forecast our revenue, expenses and earnings and prevent certain losses.
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
The data center networking market has been historically dominated by Cisco Systems, with competition also coming from other large network equipment and system vendors, including Juniper Networks, Brocade Communications Systems, Hewlett Packard Enterprise and Dell. We also face competition from other companies and new market entrants, including white box switch vendors as well as current technology partners and end customers. Many of our existing and potential competitors enjoy substantial competitive advantages, such as:

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
We are currently involved in several litigation matters with Cisco Systems, Inc. These matters are summarized below.
Cisco Systems, Inc. v. Arista Networks, Inc. (Case No. 4:14-cv-05343) (“’43 Case”)
On December 5, 2014, Cisco filed a complaint against us in the District Court for the Northern District of California alleging that we infringe U.S. Patent Nos. 6,377,577; 6,741,592; 7,023,853; 7,061,875; 7,162,537; 7,200,145; 7,224,668; 7,290,164; 7,340,597; 7,460,492; 8,051,211; and 8,356,296 (respectively, “the ’577 patent,” “the ’592 patent,” “the ’853 patent,” “the 875 patent,” “the ’537 patent,” “the ’145 patent,” “the ’668 patent,” “the ’164 patent,” “the ’597 patent,” “the ’492 patent,” “the ’211 patent,” and “the ’296 patent”). Cisco seeks, as relief for our alleged infringement in the ’43 Case, lost profits and/or reasonable royalty damages in an unspecified amount, including treble damages, attorney’s fees, and associated costs. Cisco also seeks injunctive relief in the ’43 Case. On February 10, 2015, the Court granted our unopposed motion to stay the ’43 Case until the proceedings before the United States International Trade Commission (“USITC”) pertaining to the same patents (as discussed below) became final. Trial has not been scheduled in the ’43 Case.
Cisco Systems, Inc. v. Arista Networks, Inc. (Case No. 5:14-cv-05344) (“’44 Case”)
On December 5, 2014, Cisco filed a complaint against us in the District Court for the Northern District of California alleging that we infringe numerous copyrights pertaining to Cisco’s “Command Line Interface” or “CLI” and U.S. Patent Nos.  7,047,526 and 7,953,886 (respectively, “the 526 patent” and “the 886 patent”). As relief for our alleged patent infringement in the ’44 Case, Cisco seeks lost profits and/or reasonable royalty damages in an unspecified amount including treble damages, attorney’s fees, and associated costs as well as injunctive relief. As relief for our alleged copyright infringement, Cisco seeks monetary damages for alleged lost profits, profits from our alleged infringement, statutory damages, attorney's fees, and associated costs.
On February 13, 2015, we answered the complaint in the ’44 Case, denying the patent and copyright infringement allegations and raising numerous affirmative defenses. On March 6, 2015, Cisco filed an amended complaint against us in the ’44 Case. In response, we moved to dismiss Cisco’s allegations of willful patent infringement and pre-suit indirect patent infringement. The Court granted the motion with leave to amend on July 2, 2015. On July 23, 2015, Cisco filed an amended complaint. On May 25, 2016, the Patent and Trademark Appeals Board ("PTAB") issued an order initiating inter partes review of U.S. Patent No. 7,953,886 (“the ʼ886 patent). Following that order Cisco agreed to dismiss its claims as to the ʼ886 patent with prejudice, and we dismissed our counterclaims as to the ʼ886 patent without prejudice.
Summary judgment cross-motions in the ’44 Case were heard on August 4, 2016, and the Court denied all motions brought by both sides. A final pre-trial conference is set for November 3, 2016 and trial has been set for November 21, 2016.
Arista Networks, Inc. v. Cisco Systems, Inc. (Case No. 5:16-cv-00923) (“’23 Case”)
On February 24, 2016, we filed a complaint against Cisco in the District Court for the Northern District of California alleging antitrust violations and unfair competition. On April 13, 2016, Cisco filed a motion to stay the ’23 Case, or in the alternative, to dismiss the complaint. On August 23, 2016, the Court granted Cisco’s motion to stay until judgment has been entered on Cisco’s copyright claims in the ’44 Case, which the Court anticipated by December 22, 2016. Trial in the ’23 Case is set for August 3, 2018, and is not affected by the Court’s granting of the interim stay.
Certain Network Devices, Related Software, and Components Thereof (Inv. No. 337-TA-944) (“944 Investigation”)
On December 19, 2014, Cisco filed a complaint against us in the USITC alleging that Arista has violated Section 337 of the Tariff Act of 1930, as amended. The USITC instituted Cisco's complaint as Investigation No. 337-TA-944. Cisco initially alleged that certain Arista switching products infringe the ’592, ’537, ’145, ’164, ’597, and ’296 patents. Cisco subsequently dropped the ’296 patent from the 944 Investigation. Cisco sought, among other things, a limited exclusion order barring entry into the United States of accused switch products (including Arista's 7000 Series of switches) and components and software therein and a cease and desist order against us restricting our activities with respect to our imported accused switch products and components and software therein. On February 11, 2015, we responded to the complaint in the 944 Investigation by, among other things, denying the patent infringement allegations and raising numerous affirmative defenses.
The Administrative Law Judge ("ALJ") assigned to the 944 Investigation issued a procedural schedule calling for, among other events: an evidentiary hearing on September 9-11 and 15-17, 2015; issuance of an initial determination regarding our alleged violations on January 27, 2016; and a Target Date for completion of the investigation on May 27, 2016. On January 27, 2016, the ALJ issued a revised procedural schedule extending the date for issuance of an initial determination to February 2, 2016 and extending the Target Date to June 2, 2016.
On February 2, 2016, the ALJ issued his initial determination finding a violation of section 337 of the Tariff Act. More specifically, the ALJ found that a violation has occurred in the importation into the United States, the sale for importation, or the sale within the United States after importation, of certain network devices, related software, and components thereof that the ALJ found infringe asserted claims 1, 2, 8-11, and 17-19 of the ’537 patent; asserted claims 6, 7, 20, and 21 of the ’592 patent; and asserted claims 5, 7, 45, and 46 of the ’145 patent. The ALJ did not find a violation of section 337 with respect to any asserted claims of the ’597 and ’164 patents. On April 11, 2016, the Commission decided to review certain findings contained in the initial determination. On June 23, 2016, the Commission issued its Final Determination, which found a violation with respect to the ’537, ’592, and ’145 patents, and found no violation with respect to the ’597 and ’164 patents. The Commission also issued a limited exclusion order and a cease and desist order pertaining to network devices, related software and components thereof that infringe one or more of claims 1, 2, 8-11, and 17-19 of the ’537 patent; claims 6, 7, 20, and 21 of the ’592 patent; and claims 5, 7, 45, and 46 of the ’145 patent. On August 22, 2016, the Presidential review period for the 944 investigation expired. The USITC orders are currently in effect.
Both Arista and Cisco filed petitions for review of the USITCs Final Determination to the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”). On August 26, 2016, the Federal Circuit consolidated the appeals and, on September 23, 2016, it issued an order setting an expedited briefing schedule. Under this schedule, Arista filed its opening brief on September 23, 2016; Cisco’s opening brief is due November 2, 2016; the USITC’s brief is due on December 2, 2016; Arista’s response/reply brief is due December 19, 2016; and Cisco’s reply brief is due January 2, 2017.
On August 26, 2016, Cisco filed an enforcement complaint under Section 337 of the Tariff Act of 1930, as amended, with the USITC. Cisco alleges that we are violating the cease and desist order issued in the 944 Investigation by engaging in the “marketing, distribution, offering for sale, selling, advertising, and/or aiding or abetting other entities in the sale and/or distribution of products that Cisco alleges continue to infringe claims 1-2, 8-11, and 17-19 of the ’537 patent”, despite the design changes we have made to those products. Cisco asks the USTIC to (1) enforce the cease and desist order; (2) modify the Commission’s limited exclusion order and/or cease and desist order “in any manner that would assist in the prevention of the unfair practices that were originally the basis for issuing such Order or assist in the detection of violations of such Order”; (3) impose the maximum statutory civil penalties for violation of the cease and desist order “including monetary sanctions for each day’s violation of the cease and desist order of the greater of $100,000.00 or twice the domestic value of the articles entered or sold, whichever is higher”; (4) bring a civil action in U.S. district court “requesting collection of such civil penalties and the issuance of a mandatory injunction preventing further violation of Cease and Desist Order”; and (5) impose “such other remedies and sanctions as are appropriate and within the Commission’s authority.” On September 28, 2016, the Commission instituted the enforcement proceeding. The proceeding has been assigned to Administrative Law Judge Shaw, who presided over the underlying investigation. On October 14, 2016, we responded to the complaint by, among other things, denying the patent infringement allegations and raising numerous affirmative defenses.
Certain Network Devices, Related Software, and Components Thereof (Inv. No. 337-TA-945) (“945 Investigation”)
On December 19, 2014, Cisco filed a complaint against us in the USITC alleging that Arista violated Section 337 of the Tariff Act of 1930, as amended. The USITC instituted Cisco’s complaint as Investigation No. 337-TA-945. Cisco alleges that certain Arista switching products infringe the ’577, ’853, ’875, ’668, ’492, and ’211 patents. Cisco seeks, among other things, a limited exclusion order barring entry into the United States of accused switch products (including Arista’s 7000 Series of switches) and components and software therein and a cease and desist order against us restricting our activities with respect to our imported accused switch products and components and software therein. On February 11, 2015, we responded to the notice of investigation and complaint in the 945 Investigation by, among other things, denying the patent infringement allegations and raising numerous affirmative defenses.
The ALJ issued a procedural schedule calling for, among other events: an evidentiary hearing on November 9-20, 2015; issuance of an initial determination regarding our alleged violations on April 26, 2016; and a Target Date for completion on August 26, 2016. On March 29, 2016, the ALJ issued a revised procedural schedule extending the deadline for issuance of an initial determination to August 26, 2016, and extending the Target Date to December 26, 2016. On April 19, 2016, the Commission determined not to review this decision. On August 24, 2016, the ALJ issued a revised procedural schedule extending the deadline for issuance of an initial determination to November 7, 2016, and extending the Target Date to March 7, 2016. On September 7, 2016, the Commission determined not to review this decision. The Initial Determination will be subject to review by the Commission, which will then issue a Final Determination and any remedial orders by March 7, 2017. If the Final Determination finds a violation, it will be subject to Presidential review.
Inter Partes Reviews
We have filed petitions for Inter Partes Review (“IPR”) of the ‘597, ‘211, ‘668, ‘853, ‘537, ‘577, ‘886, and ‘526 patents. IPRs relating to the ‘597 (IPR No. 2015-00978) and ‘211 (IPR No. 2015-00975) patents were instituted in October 2015 and hearings on these IPRs were completed in July 2016. On September 28, 2016, the PTAB issued a final written decision finding claims 1, 14, 39-42, 71, 72, 84, and 85 of the ’597 patent unpatentable. The PTAB also found that claims 29, 63, 64, 73, and 86 of the ’597 patent had not been shown to be unpatentable. We filed a notice of appeal with respect to this decision regarding claims 29, 63, 64, 73, and 86 on October 11, 2016, and Cisco requested rehearing of the PTAB’s Final Written Decision on October 28, 2016. On October 5, 2016, the PTAB issued a final written decision finding claims 1 and 12 of the ’211 patent unpatentable. The PTAB also found that claims 2, 6-9, 13, 17-20 of the ’211 patent had not been shown to be unpatentable.
IPRs relating to the ‘668 (IPR No. 2016-00309), ‘577 (IPR No. 2016-00303), ‘853 (IPR No. 2016-0306), and ‘537 (IPR No. 2016-0308) patents were instituted in June 2016 and are set for hearing in March 2017. Final Written Decisions on these IPRs will be issued by June 2017.
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
In particular, in the 944 Investigation, the USITC has issued a limited exclusion order barring entry into the United States of our network devices (including our 7000 Series of switches), related software and components thereof that infringe one or more of the claims of the ʼ537, ʼ592, and ʼ145 patents specified above and a cease and desist order restricting our activities with respect to such imported products.
In response to the USITC’s findings in the 944 Investigation, we have made design changes to our products for sale in the United States to address the features that were found to infringe the ‘537, ’592, ’145 patents. Following the issuance of the final determination in the 944 Investigation, we submitted a Section 177 ruling request to U.S. Customs and Border Protection (“CBP”) seeking approval to import these redesigned products into the United States, and we are awaiting CBP’s decision. If the USITC finds that we infringe any patent in the 945 Investigation, the USITC is likely to issue remedial orders in that investigation as well. If such orders are not disapproved by the United States Trade Representative, we would need to further modify our products to take our products outside the scope of any patents we are found to have infringed in the 945 Investigation. We may not be successful in developing technical design-arounds that do not infringe the patents or that are acceptable to our customers. Our development efforts could be extremely costly and time consuming as well as disruptive to our other development activities and distracting to management. We may not be successful in our efforts to obtain clearance from CBP to import such modified products in a timely manner, or at all. While clearance from CBP will allow Arista to resume importation of our redesigned products into the United States, the USITC could still determine in the enforcement action that our redesigned products continue to infringe the ‘537, ‘592 or ‘145 patents. Any failure to effectively redesign our products to obtain timely clearance from CBP to import such redesigned products, or to address the USITC’s findings in a manner that is compliant with the limited exclusion order and cease and desist order may cause a disruption in our product shipments and materially and adversely affect our business, prospects, reputation, results of operations, and financial condition.
We have also made certain changes to our manufacturing, importation and shipping workflows to comply with the USITC’s remedial orders. These changes have included shifting manufacturing and integration of our products to be sold in the United States to U.S. facilities. Such changes may be extremely costly, time consuming, and we may not be able to implement such changes successfully. Any failure to successfully change our manufacturing and importation processes or shipping workflows in a manner that is compliant with the limited exclusion order and cease and desist order may cause a disruption in our product shipments and materially and adversely affect our business, prospects, reputation, results of operations, and financial condition.
For example, if the USITC determines that our redesigned products continue to infringe the ‘537, ‘592 or ‘145 patents, the USITC may impose the maximum statutory civil penalties for violation of the cease and desist order “including monetary sanctions for each day’s violation of the cease and desist order of the greater of $100,000.00 or twice the domestic value of the articles entered or sold, whichever is higher,” bring a civil action in U.S. district court “requesting collection of such civil penalties and the issuance of a mandatory injunction preventing further violation of Cease and Desist Order” or impose “such other remedies and sanctions as are appropriate and within the Commission’s authority.”
Additionally, the existence of Cisco's lawsuits against us could cause concern among our customers and partners and could adversely affect our business and results of operations. Many of our customers and partners require us to indemnify and defend them against third party infringement claims and pay damages in the case of adverse rulings. These claims could harm our relationships with our customers or channel partners, cause them to delay or defer purchasing decisions or deter them from doing business with us. From time to time, we may also be required to provide additional assurances beyond our standard terms. Whether or not we prevail in the lawsuit, we expect that the litigation will be expensive, time-consuming and a distraction to management in operating our business.

We are currently involved in a license dispute with OptumSoft, Inc.
On April 4, 2014, OptumSoft filed a lawsuit against us in the Superior Court of California, Santa Clara County titled OptumSoft, Inc. v. Arista Networks, Inc., in which it asserts (i) ownership of certain components of our EOS network operating system pursuant to the terms of a 2004 agreement between the companies; and (ii) breaches of certain confidentiality and use restrictions in that agreement. Under the terms of the 2004 agreement, OptumSoft provided us with a non-exclusive, irrevocable, royalty-free license to software delivered by OptumSoft comprising a software tool used to develop certain components of EOS and a runtime library that is incorporated into EOS. The 2004 agreement places certain restrictions on our use and disclosure of the OptumSoft software and gives OptumSoft ownership of improvements, modifications and corrections to, and derivative works of, the OptumSoft software that we develop.
In its lawsuit, OptumSoft has asked the Court to order us to (i) give OptumSoft access to our software for evaluation by OptumSoft; (ii) cease all conduct constituting the alleged confidentiality and use restriction breaches; (iii) secure the return or deletion of OptumSoft’s alleged intellectual property provided to third parties, including our customers; (iv) assign ownership to OptumSoft of OptumSoft’s alleged intellectual property currently owned by us; and (v) pay OptumSoft’s alleged damages, attorney’s fees, and costs of the lawsuit. David Cheriton, one of our founders and a former member of our board of directors, who resigned from our board of directors on March 1, 2014 and has no continuing role with us, is a founder and, we believe, the largest stockholder and director of OptumSoft. The 2010 David R. Cheriton Irrevocable Trust dtd July 28, 2010, a trust for the benefit of the minor children of Mr. Cheriton, is one of our largest stockholders.
On April 14, 2014, we filed a cross-complaint against OptumSoft, in which we assert our ownership of the software components at issue and our interpretation of the 2004 agreement. Among other things, we assert that the language of the 2004 agreement and the parties’ long course of conduct support our ownership of the disputed software components. We ask the Court to declare our ownership of those software components, all similarly-situated software components developed in the future and all related intellectual property. We also assert that, even if we are found not to own certain components, such components are licensed to us under the terms of the 2004 agreement. However, there can be no assurance that our assertions will ultimately prevail in litigation. On the same day, we also filed an answer to OptumSoft’s claims, as well as affirmative defenses based in part on OptumSoft’s failure to maintain the confidentiality of its claimed trade secrets, its authorization of the disclosures it asserts and its delay in claiming ownership of the software components at issue. We have also taken additional steps to respond to OptumSoft’s allegations that we improperly used and/or disclosed OptumSoft confidential information. While we believe we have meritorious defenses to these allegations, we believe we have (i) revised our software to remove the elements we understand to be the subject of the claims relating to improper use and disclosure of OptumSoft confidential information and made the revised software available to our customers and (ii) removed information from our website that OptumSoft asserted disclosed OptumSoft confidential information.
The parties tried Phase I of the case, relating to contract interpretation and application of the contract to certain claimed source code, in September 2015. On December 16, 2015, the Court issued a Proposed Statement of Decision Following Phase 1 Trial, and on January 8, 2016, OptumSoft filed objections to that Proposed Statement of Decision. On March 23, 2016, the Court issued a Final Statement of Decision Following Phase I Trial, in which it agreed with and adopted our interpretation of the 2004 agreement and held that we, and not OptumSoft, own all the software at issue in Phase I. The remaining issues that were not addressed in the Phase I trial are set to be tried in Phase II including the application of the Court’s interpretation of the 2004 agreement as set forth in the Final Statement of Decision Following Phase I Trial to any other source code that OptumSoft claims to own following a review. Phase II was previously scheduled to be tried in April 2016; however, that trial date has been vacated and a new trial date has not yet been set.
We intend to vigorously defend against any claims brought against us by OptumSoft.  However, we cannot be certain that, if litigated, any claims by OptumSoft would be resolved in our favor.  For example, if it were determined that OptumSoft owned components of our EOS network operating system, we would be required to transfer ownership of those components and any related intellectual property to OptumSoft.  If OptumSoft were the owner of those components, it could make them available to our competitors, such as through a sale or license.  An adverse litigation ruling could result in a significant damages award against us and injunctive relief. In addition, OptumSoft could assert additional or different claims against us, including claims that our license from OptumSoft is invalid.
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
Managing the supply of our products and product components is complex, and our inventory management systems and related supply-chain visibility tools may not enable us to forecast accurately and manage effectively the supply of our products and product components. Furthermore, ongoing Cisco litigation before the USITC and any adverse ruling that results from such litigation could cause disruption to our supply-chain or with our suppliers, which may impact our revenues, business and reputation. For example, in the 944 Investigation, the USITC has issued a limited exclusion order barring entry into the United States of our network devices (including our 70000 Series of switches), related software and components thereof that infringe one or more of the claims of the ʼ537, ʼ592, and ʼ145 patents specified above and a Cease and Desist Order restricting our activities with respect to such imported products, which could prevent us from using inventory to satisfy U.S demand and may cause us to write-down such inventory, which could reduce our gross margins.
Insufficient supply and inventory may result in increased lead times for our products, lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins. In order to reduce manufacturing lead times and plan for adequate component supply, from time to time we may issue purchase orders for components and products that are non-cancelable and non-returnable. We establish a liability for non-cancelable, non-returnable purchase commitments with our component inventory suppliers for quantities in excess of our demand forecasts, or obsolete material charges. In addition, we reimburse our contract manufacturer for component inventory purchased on our behalf that has been rendered excess or obsolete due to manufacturing and engineering change orders, or in cases where inventory levels greatly exceed our demand forecasts.
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
Our products rely on key components, including integrated circuit components and power supplies that our contract manufacturers purchase on our behalf from a limited number of suppliers, including certain sole source providers. We do not have guaranteed supply contracts with any of our component suppliers, and our suppliers could delay shipments or cease manufacturing such products or selling them to us at any time. For example, in the past we have experienced shortages in inventory for dynamic random access memory integrated circuits and delayed releases of the next generation of chipset, which delayed our production and/or the release of our new products. The development of alternate sources for those components is time-consuming, difficult and costly. If we are unable to obtain a sufficient quantity of these components on commercially reasonable terms or in a timely manner, sales of our products could be delayed or halted entirely or we may be required to redesign our products. For example, in the 944 Investigation, the USITC has issued a Limited Exclusion Order barring entry into the United States of our network devices (including our 70000 Series of switches), related software and components thereof that infringe one or more of the claims of the ʼ537, ʼ592, and ʼ145 patents specified above and a Cease and Desist Order restricting our activities with respect to such imported products, which could reduce our gross margins. Any of these events could result in lost sales and damage to our end-customer relationships, which would adversely impact our business, financial condition, results of operations and prospects.
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
One such applicable anti-corruption law is the U.S. Foreign Corrupt Practices Act, or FCPA, which generally prohibits U.S. companies and its employees and intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business, securing an advantage and directing business to another, and requires companies to maintain accurate books and records and a system of internal accounting controls. Under the FCPA, U.S. companies may be held liable for the corrupt actions taken by directors, officers, employees, agents, or other strategic or local partners or representatives. As such, if we or our intermediaries fail to comply with the requirements of the FCPA or similar legislation, governmental authorities in the U.S. and elsewhere could seek to impose civil and/or criminal fines and penalties which could have a material adverse effect on our business, results of operations and financial conditions. Failure to comply with anti-corruption and anti-bribery laws, such as the FCPA and the United Kingdom Bribery Act of 2010, or the U.K. Bribery Act, and similar laws associated with our activities outside the U.S., could subject us to penalties and other adverse consequences. We intend to increase our international sales and business and, as such, the risk of violating laws such as the FCPA and U.K. Bribery Act increases.
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
The trading price of our common stock has historically been and is likely to continue to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include the following:

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
In addition, technology stocks have historically experienced high levels of volatility and, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the market price of our common stock could decline for reasons unrelated to our business, financial condition, results of operations and prospects. The market price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If the market price of our common stock is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business and prospects. This could have a material adverse effect on our business, financial condition, results of operations and prospects.
Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could reduce the market price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate and may dilute your voting power and your ownership interest in us.
Based on approximately 70.1 million shares outstanding as of September 30, 2016, holders of approximately 19.4 million shares, or 27.7%, of our common stock have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, we have registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. If holders, by exercising their registration rights, sell large numbers of shares, it could adversely affect the market price of our common stock.
Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.
Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock together with their affiliates, in the aggregate, beneficially own approximately 29.8% of the outstanding shares of our common stock, based on shares outstanding as of September 30, 2016. As a result, these stockholders, if acting together, could exercise a significant level of influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
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

ARISTA NETWORKS, INC.

Date:	November 3, 2016	By:	/s/ JAYSHREE ULLAL
Jayshree Ullal
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 3, 2016	By:	/s/ ITA BRENNAN
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