Form 10-K
period 2016-12-31
Arista Networks, Inc.
filed 2017-02-17
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was 3,091,241,753 as of June 30, 2016 based on the closing sale price of the registrant’s common stock on the New York Stock Exchange on such date. Shares held by persons who may be deemed affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 10, 2017, 71,011,320 shares of the registrant’s common stock were outstanding. Portions of the registrant’s definitive Proxy Statement relating to its 2017 Annual Stockholders’ Meeting to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of December 31, 2016 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•	our ability to comply with any remedial orders issued in connection with the Cisco litigation;

•
our ability to satisfy the requirements for cloud networking solutions and to successfully anticipate technological shifts and market needs, innovate new products and bring them to market in a timely manner;

•	our ability to retain and increase sales to existing customs and attract new end customers, including large end customers;

•	the budgeting cycles and purchasing practices of end customers, including large end customers who may receive lower pricing terms due to volume discounts;

•	the buying patterns of our large end customers in which large bulk purchases may or may not occur in certain quarters;

•	our inability to fulfill our end customers’ orders due to supply chain delays, access to key commodities or technologies or events that impact our manufacturers or their suppliers;

•	the deferral or cancellation of orders by end customers, warranty returns or delays in acceptance of our products;

•	our ability to further penetrate our existing customer base and sell more complex and higher-performance configurations of our products;

•	our ability to displace existing products in established markets;

•	our belief that increasing channel leverage will extend and improve our engagement with a broad set of customers;

•	our ability to expand our leadership position in the network switch industry, including the areas of mobility, virtualization, cloud computing and cloud networks;

•	our ability to timely and effectively scale and adapt our existing technology;

•	the benefits realized by our customers in their use of our products and services including lower total cost of ownership;

•	our ability to expand our business domestically and internationally;

•	the effects of increased competition in our market and our ability to compete effectively;

•	the effects of seasonal and cyclical trends on our results of operations;

•	our expectations concerning relationships with third parties;

•	the attraction and retention of qualified employees and key personnel;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	economic and industry trends;

•	estimates and estimate methodologies used in preparing our financial statements;

•	future trading prices of our common stock;

•	our belief that we have adequately reserved for uncertain tax positions;

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

PART I

Item 1. Business
We are a leading supplier of cloud networking solutions that use software innovations to address the needs of large-scale Internet companies, cloud service providers and next-generation data centers for enterprise support. Our cloud networking solutions consist of our Extensible Operating System, or EOS, a set of network applications and our Ethernet switching and routing platforms. Our cloud networking solutions deliver industry-leading performance, scalability, availability, programmability, automation and visibility. At the core of our cloud networking platform is EOS, which was purpose-built to be fully programmable and highly modular. The programmability of EOS has allowed us to create a set of software applications that address the requirements of cloud networking, including workflow automation, network visibility and analytics, and has also allowed us to rapidly integrate with a wide range of third-party applications for virtualization, management, automation, orchestration and network services. Since we began shipping our products, we have grown rapidly, and, according to Crehan Research, we have achieved the second largest market share in data center 10/25/40/50/100 Gigabit Ethernet switch ports, excluding blade switching, sold in 2016.
EOS supports leading cloud and virtualization solutions, including VMware NSX, Microsoft System Center, OpenStack and other cloud management frameworks. We have worked with industry leaders to define new open protocols for the virtualized data center. We co-authored the VXLAN protocol specification with VMware and were the first to demonstrate VXLAN integration and have now expanded VXLAN routing and integration.
We use standard Linux as our underlying operating system, providing customers with access to all Linux operating system facilities. This allows customers to extend our EOS software with off-the-shelf Linux applications and a growing number of open source management tools.
EOS has a highly modular architecture, which allows us to prevent network outages in deployments of our cloud networking solutions. This architecture also allows us to rapidly develop new features and protocols without compromising the quality of the existing code base. Because all of our platform products are powered by the same binary image of EOS, we are able to deliver these new innovations to our entire installed base with minimal disruption.
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
We sell our products through both our direct sales force and our channel partners. Since shipping our first products in 2008, our cumulative end-customer base has grown rapidly. Between December 31, 2011 and December 31, 2016, our cumulative end-customer base grew from approximately 1,100 to over 4,200. Our end customers span a range of industries and include large Internet companies, service providers, financial services organizations, government agencies, media and entertainment companies and others. Our customers include six of the largest cloud services providers based on annual revenue.

We have experienced rapid revenue growth over the last several years, increasing our revenue at a compound annual growth rate of 51.9% from $139.8 million in 2011 to $1.1 billion in 2016. For 2014, 2015, and 2016 our revenue was $584.1 million, $837.6 million and $1.1 billion, respectively, with our 2016 revenue growing 34.8% when compared to 2015. Our net income has grown from $34.0 million in 2011 to $86.9 million, $121.1 million and $184.2 million in 2014, 2015, and 2016, respectively.
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
Our Cloud Networking Solutions
We are a leading supplier of cloud networking solutions that use software innovations to address the needs of large-scale Internet companies, cloud service providers and next-generation enterprise data centers. Our cloud networking platform was purpose-built to address the functional and performance requirements for cloud networks. We deliver our solutions via our industry-leading 10/25/40/50/100 Gigabit Ethernet switches and routers optimized for next-generation data center networks.
Our cloud networking solutions consist of EOS, our Extensible Operating System, a set of networking applications and our Gigabit Ethernet platforms. At the core of our cloud networking platform is EOS, which was architected to be fully programmable and highly modular.
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
Workflow Automation
Our EOS software enables enterprises to provision networking resources in minutes with no manual intervention through our Zero Touch Provisioning. We also natively support Ansible, CFEngine, Chef, Puppet, virtual network orchestration applications and third-party management tools. CloudVision, a network-wide approach for workload orchestration and workflow automation delivers a turnkey solution for cloud networking. CloudVision extends the same EOS architectural approach across the network for state, topology, monitoring and visibility. This enables enterprises to move to cloud-class automation without needing significant internal development. Finally, EOS embraces the DevOps model, which is a software development method that combines development and operations, to provision and monitor servers, storage and network resources in a unified fashion.
Network Visibility
Our EOS software provides a set of tools and applications that proactively monitor, detect and notify network managers when network issues arise, delivering real-time data to third-party management applications including Corvil, ExtraHop, Riverbed and Splunk to provide detailed application visibility. Our telemetry applications include VM Tracer, which provides visibility down to the virtual machine level, Path Tracer, which detects errors in provisioned network paths, MapReduce Tracer, which monitors and optimizes the performance of Hadoop workloads, and Health Tracer, which monitors infrastructure resiliency. Our network visibility applications provide real-time insight into the status of the network. They include LANZ, which monitors latency, and DANZ 2017, a set of features previously only available in add-on network visibility devices, which provides advanced traffic monitoring with flow analysis and timestamps, plus the ability to perform tap aggregation for reporting and analysis.

Security
Macro-Segmentation Services (MSS™) is one of the services enabled via Arista CloudVision. Since CloudVision maintains a network-wide database of all state within the network, as well as direct integration with hypervisor resources like VMware vSphere and NSX. It is aware of every workload that is within the network and it learns in real time about new devices or workloads that are added or removed from the network, or moved across ports or servers. Macro-segmentation extends the concept of fine-grained inter-hypervisor security to cloud networks by enabling dynamic security and services for physical to virtual workloads. Macro-segmentation security is a complement to fine-grained security delivered via micro-segmentation that is already implemented in the virtual switch of the physical host on which a VM is running.
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
We believe that cloud computing represents a fundamental shift from traditional legacy data centers and that cloud networking is the fastest growing segment within the data center switching market. As organizations of all sizes are adopting cloud architectures, spending on cloud and next-generation data centers has increased rapidly over the last several years, while traditional legacy IT spending has been growing more slowly. In 2017, our 7150, 7050, 7250, 7300 and 7500 Series platforms are now listed on the U. S. Department of Defense Approved Products Lists Integrated Tracking System by the Defense Information Systems Agency.
Our Customers
As of December 31, 2016, we had delivered our cloud networking solutions to over 4,200 end customers worldwide in over 80 countries. Our end customers span a range of industries and include large Internet companies, service providers, financial services organizations, government agencies, media and entertainment companies and others. For each of the years ended December 31, 2016, 2015, and 2014, Microsoft purchases, through our channel partner World Wide Technology, Inc., accounted for more than 10% of our total revenue.
Our Competitive Strengths
We believe the following strengths will allow us to maintain and extend our technology leadership position in cloud networking and next-generation data center Ethernet products:

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

•
Broad and Differentiated Portfolio. Using multiple silicon architectures, we deliver switches and routers with industry-leading capacity, low latency, port density and power efficiency and have innovated in areas such as deep packet buffers, embedded optics and reversible cooling. Our broad portfolio has allowed us to offer customers products that best match their specific requirements.

•
Single Binary Image Software. The single binary image of EOS software allows us to maintain feature consistency across our entire product portfolio and enables us to introduce new software innovations into the market that become available to our entire installed base without a “forklift upgrade” (i.e., a broad upgrade of the data center infrastructure).

•
Rapid Development of New Features and Applications. Our highly modular EOS software has allowed us to rapidly deliver new features and applications while preserving the structural integrity and quality of our network operating system. We believe our ability to deliver new features and capabilities more quickly than legacy switch/router operators, provides us with a strategic advantage given that the requirements in cloud and next-generation data center networking continue to evolve rapidly.

•
Deep Understanding of Customer Requirements. We have developed close working relationships with many of our largest customers that provide us with insights about their needs and future requirements. This has allowed us to develop and deliver products to market that meet customer demands and expectations as well as to rapidly grow sales to existing customers.

•
Strong Management and Engineering Team with Significant Data Center Networking Expertise. Our management and engineering team consists of networking veterans with extensive data center networking expertise. Our President and Chief Executive Officer, Jayshree Ullal, with 30+ years of networking expertise from silicon to systems companies. Andy Bechtolsheim, our Founder and Chief Development Officer, was previously a Founder and chief system architect at Sun Microsystems. Kenneth Duda, our Founder and Chief Technology Officer, led the software development effort of EOS.

•
Significant Technology Lead. We believe that our networking technology represents a fundamental advance in networking software. Our EOS software is state-driven and the result of more than 1,000 man-years of research and development investment over a ten-year period with 10+ million lines of code as a key cloud networking software stack.

Our Products and Technology
We offer one of the broadest product lines of data center 10/25/40/50/100 Gigabit Ethernet switches and routers in the industry, comprising our 7010 Series, 7050X Series, 7060X Series, 7160 Series, 7150 Series, 7250X Series, 7260 Series, 7280R Series Universal Leaf products, 7300X Series Spline products, and our 7500R Series Universal Spine products.
We deliver routing and switching platforms with industry-leading capacity, low latency, port density and power efficiency. We have also innovated in areas such as deep packet buffers, embedded optics and reversible cooling. Our products have been recognized with a number of awards, including the Best of Interop Grand Prize that was given to our industry-leading spine switch, the Arista 7500 Series, in 2010 and again, to the Arista 7500E Series, in 2013. An overview of our switching/routing portfolio is shown in the figure below.

We use multiple silicon architectures across our products, which allows us to build a broader range of products optimized for different functions in the network than competitors that utilize fewer silicon architectures. While we use multiple silicon architectures, all of our platforms are powered with the same binary EOS image, which significantly simplifies deployment and ensures the same rich feature set and consistent operation across all our products.
Our Extensible Operating System
The core of our cloud networking platform is our Extensible Operating System, or EOS, which runs on top of standard Linux and offers programmability at all layers of the stack. All of our 10/25/40/50/100 Gigabit Ethernet platforms run our EOS software.
EOS is based on a new and innovative architecture that is highly modular and consists of more than 100 separate processes that we call agents, each one handling specific protocol processing, device driver or system management functions. Each agent runs in user space as a separate Linux process and is completely protected and isolated from all other agents.
We are constantly investing in our core infrastructure to provide the capabilities required for building modern cloud networks, most recently by extending SysDB into NetDB™ and enhancing scalability. New requirements use in cloud and service provider networks and hybrid cloud deployments in enterprises require on-going upgrades and extensions to our state oriented architecture.
EOS Attributes
The modular and programmable architecture of EOS enables us to offer a set of attributes, capabilities and features that are essential for cloud networking and next-generation data centers.
High Availability
EOS is self-healing in the sense that individual processes can be restarted without impacting application traffic. This architectural design principle supports self-healing resiliency in our software, easier software maintenance and module independence, higher software quality overall, and faster time-to-market for new features that customers require.
Programmable at All Layers
EOS is programmable at all layers from the Linux kernel to switch configuration, provisioning, automation and detailed monitoring of the network. Public cloud providers have leveraged tools such as the EOS Software Development Kit ("SDK") and eAPI to implement fully customized infrastructure automation solutions.

Workflow Visibility
Through EOS, we have developed a wide range of applications available to our customers for purchase as additional licenses that enable enhanced network monitoring and visibility without requiring additional external monitoring devices. This includes (i) DataANalyZer (DANZ), which provides access to raw network data for analysis by security, troubleshooting and performance management tools, (ii) Latency/loss ANalyZer (LANZ), which provides access to internal network performance loads and packet loss and latency occurring at the microsecond level, (iii) Network Telemetry, which provides network state information including correlations with dynamic state of the systems operating on the network such as Hypervisors, distributed job controls and (iv) Network Tracers, which provide active integration and diagnostics for various workload conditions dependent upon network performance.
Network Automation
EOS supports Puppet, Chef and Ansible, which enables automatic network configuration in the same manner as servers and storage. In addition, EOS provides tools that greatly reduce network operational costs. Another major component of network automation is Cloud Vision.
CloudVision
CloudVision’s abstraction of the physical network to a broader, network-wide perspective allows for a more efficient approach for several operational use-cases, including the following highlights:

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

Leaf-Spine Network Designs
Our customers typically deploy leaf-spine network topologies consisting of leaf switches or top-of-rack switches, located in the server rack connected with uplinks to multiple load-sharing spine switches and routers that provide the backbone. Our leaf-spine network designs scale up to more than 300,000 physical servers and millions of virtual machines using Equal Cost Multiple Path, or ECMP, to load balance Layer 3 network traffic across multiple spine switches and routers. With Multi-Chassis Link Aggregation, or MLAG, we can build an active-active Layer 2 network that can connect more than 25,000 physical servers. Our leaf-spine network designs have been widely deployed and provide predictable network bandwidth and latency. A key advantage of predictable network performance is that it eliminates the need to optimize the network for specific applications, which means a single network design works equally well for all applications.
Enterprise resources commonly span multiple datacenters or Performance Optimized Datacenters or PODs within a data center, including the public cloud. The drive to deliver resources quickly, affordably, and reliably also drives the need for a flexible, cost-effective, scale-out design at the datacenter core, which we refer to as the “spine of spines” or Universal Spine. The Universal Spine is non-blocking, supports large scale ECMP, IP routing and routing convergence. The Universal Spine enables architects to build the network around the spine and collapse legacy networking layers into the Universal Spine.

Examples of our leaf-spine and universal leaf-spine architectures are illustrated below.

Customer Support and Services
We have designed our customer support offerings to provide our customers with high levels of support. Our global team of support engineers engages directly with client IT teams and is available at all times over e-mail, by phone or through our website.
We offer multiple service options that allow our customers to select the product replacement service level that best meets their needs. We stock spare parts in over 125 locations around the world through our third-party logistics suppliers. All of our service options include unlimited access to bug-fixes, new feature-releases, online case management and our community forums.
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
Our sales organization is supported by systems engineers with deep technical expertise and responsibility for pre-sales technical support and solutions engineering for our end customers, systems integrators, original equipment manufacturers, or OEMs, and channel partners. A pool of shared channel sales and marketing representatives also supports these teams. Each sales team is responsible for a geographical territory, has responsibility for a number of major direct end-customer accounts or has assigned accounts in a specific vertical market. We have field sales teams operating in over 80 countries.
Our marketing activities consist primarily of technology conferences, web marketing, trade shows, product demonstrations, seminars and events, public relations, analyst relations, demand generation and direct marketing to build our brand, increase end-customer awareness, communicate our product advantages and generate qualified leads for our field sales force and channel partners.
Research and Development
We believe our future success depends on our ability to develop new products and features that address the needs of our end customers. Our in-house engineering personnel are responsible for the development, quality, documentation, support and release of our products. We plan to continue to invest significantly in resources to conduct our research and development efforts. Our research and development expense was $273.6 million, $209.4 million and $148.9 million in 2016, 2015 and 2014 respectively.
Manufacturing
We subcontract the manufacturing of all of our products to various contract manufacturers. Our primary manufacturing partners are Jabil Circuit, Sanmina Corporation and Foxconn. This approach allows us to reduce our costs, manufacturing overhead and inventory position and allows us to adjust more quickly to changing end-customer demand. We require all of our manufacturing locations to be ISO-9001 certified. Our EOS software is installed on our products at one of three direct fulfillment facilities.
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
Once the completed products are manufactured and tested, our contract manufacturing partners ship them to various theatre direct fulfillment facilities in the United States, the Netherlands and Singapore for final configuration, quality control inspection and shipment to our distribution partners and end customers. After the products are shipped to our end customers, our products are installed by the end customers or by third-party service providers such as system integrators or value added resellers on their behalf.
Backlog
We do not have any long-term purchase commitments from customers. Customers generally order products on an as-needed basis with short lead and delivery times on a per-purchase-order basis. We maintain substantial finished goods inventory to ensure that products can generally be shipped shortly after receipt of an order. A significant portion of our customer shipments in any fiscal year relate to orders received and shipped in that fiscal year. Our customers utilize purchase orders containing non-binding purchase commitments and we allow customers to cancel, change or reschedule orders without penalty at any time prior to shipment, and as a result we do not believe backlog is firm. Due to the foregoing factors, backlog is not a meaningful indicator in any given period of our ability to achieve any particular level of overall revenue or financial performance.
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
The data center networking market has been historically dominated by Cisco Systems, with competition also coming from other large network equipment and system vendors including Brocade Communications Systems (which has entered into an agreement to be acquired by Broadcom), Dell/EMC, Hewlett Packard Enterprises and Juniper Networks. Most of our competitors have made acquisitions and/or have entered into or extended partnerships or other strategic relationships to offer more comprehensive product lines, including cloud networking solutions. For example, in the last few years alone, Dell acquired Force10 and EMC, IBM acquired Blade Network Technology, Hewlett Packard Enterprises purchased Aruba, Juniper acquired Contrail, Cisco acquired Insieme, and Broadcom intends to acquire Brocade. We also face competition from other companies and new market entrants, including “whitebox” switch vendors as well as current technology partners and end customers who may develop network switches and cloud service solutions for internal use and/or to broaden their portfolio of products.
The principal competitive factors applicable to our products include:

•	breadth of product offerings and features;

•	reliability and product quality;

•	ease of use;

•	pricing;

•	total cost of ownership, including automation, monitoring and integration costs;

•	performance and scale;

•	programmability and extensibility;

•	interoperability with other products;

•	ability to be bundled with other vendor offerings; and

•	quality of service, support and fulfillment.

We believe our products compete favorably with respect to these factors. Our EOS software offers high reliability, integrates with existing network protocols and is open and programmable. We believe the combination of EOS, a set of network applications and our 10/25/40/50/100 Gigabit Ethernet platforms make our offering highly competitive for both cloud and enterprise data centers. However, many of our competitors have greater name recognition, longer operating histories, larger sales and marketing budgets and resources, broader distribution and established relationships with channel partners and end customers, greater access to larger end-customer bases, greater end-customer support resources, greater manufacturing resources, the ability to leverage their sales efforts across a broader portfolio of products, the ability to leverage purchasing power when purchasing subcomponents, the ability to bundle competitive offerings with other products and services, the ability to develop their own silicon chips, the ability to set more aggressive pricing policies, lower labor and development costs, greater resources to make acquisitions, larger intellectual property portfolios and substantially greater financial, technical, research and development or other resources.
Intellectual Property
Our success and ability to compete depend substantially upon our core technology and intellectual property. We rely on patent, trademark and copyright laws, trade secret protection and confidentiality agreements with our employees, end customers, resellers, systems integrators and others to protect our intellectual property rights. We file U.S and foreign patent applications to protect our intellectual property and believe that the duration of our issued patents is adequate relative to the expected lives of our products.
We cannot assure you that any of our patent applications will result in the issuance of a patent or whether the examination process will result in patents of valuable breadth or applicability. In addition, any patents that may be issued may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms. We also own a number of trademarks in the U.S. and other jurisdictions, including Arista, EOS, CloudVision, CloudStream, CVP, CVX, Health Tracer, MapReduce Tracer, Path Tracer, MXP, MSS, RAIL, Score, SPLINE, SuperSpine, SSU, FlexRoute, NetRollBack, NetDB, OSFP, AlgoMatch, Macro-Segmentation, Macro-Segmentation Service.
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
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. If we become more successful, we believe that competitors will be more likely to try to develop products that are similar to ours and that may infringe our proprietary rights. It may also be more likely that competitors or other third parties will claim that our products infringe their proprietary rights. In particular, large and established companies in our industry have extensive patent portfolios and are regularly involved in both offensive and defensive litigation. From time to time, third parties, including certain of these large companies and non-practicing entities, may assert patent, copyright, trademark and other intellectual property rights against us, our channel partners or our end customers, whom our standard license and other agreements obligate us to indemnify against such claims. For example, in December 2014, Cisco Systems filed two lawsuits against us in the Northern District of California for alleged patent and copyright infringement. Additionally, Cisco Systems filed two complaints against us in the International Trade Commission (ITC) for patent infringement, and the ITC has initiated an investigation. Please see "Legal Proceedings" included in Part I, Item 3 of this Annual Report on Form 10-K, for a description of this litigation. Successful claims of infringement by a third party, if any, could prevent us from distributing certain products or performing certain services, require us to expend time and money to develop non-infringing solutions or force us to pay substantial damages, royalties or other fees. We cannot assure you that we do not currently infringe, or that we will not in the future infringe, upon any third-party patents or other proprietary rights.
Employees
As of December 31, 2016 we employed approximately 1,500 full-time employees. None of our employees are represented by unions. We consider our relationship with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.

Segment and Geographic Information

We are organized and operate as one reportable segment, with 77.5% of our total revenue from the Americas, 14.9% from Europe, the Middle East, and Africa (“EMEA”), and 7.6% from the Asia Pacific region in 2016. Refer to Note 9. Segment Information in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information about segments and revenue and assets by geographic region.

Corporate Information
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
Webcasts of our earnings calls and certain events we participate in or host with members of the investment community are on our investor relations website. Additionally, we announce investor information, including news and commentary about our business and financial performance, SEC filings, notices of investor events, and our press and earnings releases, on our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds. Further corporate governance information, including our corporate governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our websites, or information that can be accessed through our websites, are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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
We have experienced rapid growth and increased demand for our products over the last several years, which has placed a strain on our management, administrative, operational and financial infrastructure. Our employee headcount and number of end customers have increased, and we expect both to continue to grow over the next year. For example, between December 31, 2011 and December 31, 2016, our headcount grew from approximately 250 employees to approximately 1,500 employees, and our cumulative number of end customers grew from approximately 1,100 to over 4,200. As we have grown, we have had to manage an increasingly large and more complex array of internal systems and processes to scale with all aspects of our business, including our hardware and software development, contract manufacturing and purchasing, logistics and fulfillment and maintenance and support. Our success will depend in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and continue to hire, train and manage new employees as needed. To manage domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting processes and procedures and implement more extensive and integrated financial and business information systems. We may not be able to successfully implement these or other improvements to our systems and processes in an efficient or timely manner, and we may discover deficiencies in their capabilities or effectiveness. We may experience difficulties in managing improvements to our systems and processes or in connection with third-party technology. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. Our failure to improve our systems and processes, or their failure to operate effectively and in the intended manner, may result in disruption of our current operations and end-customer relationships, our inability to manage the growth of our business and our inability to accurately forecast our revenue, expenses and earnings and prevent certain losses.
Our limited operating history makes it difficult to evaluate our current business and future prospects and may increase the risk associated with your investment.
We shipped our first products in 2008 and the majority of our revenue growth has occurred since the beginning of 2010. Our limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and difficulties frequently experienced by rapidly growing companies in constantly evolving industries, including the risks described elsewhere in this Annual Report on Form 10-K. If we do not address these risks successfully, our business, financial condition, results of operations and prospects will be adversely affected, and the market price of our common stock could decline. Further, we have limited historical financial data, and we operate in a rapidly evolving market. As such, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market.
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

•	our ability to increase sales to existing customers and attract new end customers, including large end customers;

•	the budgeting cycles and purchasing practices of end customers, including large end customers who may receive lower pricing terms due to volume discounts;

•	the buying patterns of our large end customers in which large bulk purchases may or may not occur in certain quarters;

•	the cost and potential outcomes of existing and future litigation, including Cisco and Optumsoft litigation matters;

•	our ability to comply with any remedial orders issued in connection with the Cisco litigation;

•	the rate of expansion and productivity of our sales force;

•	changes in our pricing policies, whether initiated by us or as a result of competition;

•	our inability to fulfill our end customers’ orders due to supply chain delays, access to key commodities or technologies or events that impact our manufacturers or their suppliers;

•	the amount and timing of operating costs and capital expenditures related to the operation and expansion of our business;

•	changes in end-customer, distributor or reseller requirements or market needs;

•	deferral or cancellation of orders from end customers, including in anticipation of new products or product enhancements announced by us or our competitors, or warranty returns;

•	the inclusion of any acceptance provisions in our customer contracts or any delays in acceptance of those products;

•	changes in the growth rate of the networking market;

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
Historically, large purchases by a relatively limited number of end customers have accounted for a significant portion of our revenue. Many of these end customers make large purchases to complete or upgrade specific data center installations and are typically made on a purchase-order basis rather than pursuant to long-term contracts. Revenue from sales to Microsoft, through our channel partner, World Wide Technology, Inc., accounted for 16% of our revenue for the year ended December 31, 2016, 12% of our revenue for the year ended December 31, 2015 and 15% of our revenue for the year ended December 31, 2014.
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

The data center networking market has been historically dominated by Cisco Systems, with competition also coming from other large network equipment and system vendors, including Brocade Communications Systems (which has entered into an agreement to be acquired by Broadcom), Dell/EMC, Hewlett Packard Enterprise and Juniper Networks. Most of our competitors have made acquisitions and/or have entered into or extended partnerships or other strategic relationships to offer more comprehensive product lines, including cloud networking solutions. For example, in the last few years alone Dell acquired Force10 and EMC, IBM acquired Blade Network Technology, Hewlett Packard Enterprises purchased Aruba, Juniper acquired Contrail, Cisco acquired Insieme, and Broadcom who intends to acquire Brocade. We also face competition from other companies and new market entrants, including "white box" switch vendors as well as current technology partners and end customers who may develop network switches and cloud service solutions for internal use and/or to broaden their portfolio of products. Many of our existing and potential competitors enjoy substantial competitive advantages, such as:

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
Cisco Systems, Inc. v. Arista Networks, Inc. (Case No. 5:14-cv-05344) (“’44 Case”)
On December 5, 2014, Cisco filed a complaint against us in the District Court for the Northern District of California alleging that we infringe numerous copyrights pertaining to Cisco’s “Command Line Interface” or “CLI” and U.S. Patent Nos. 7,047,526 and 7,953,886 (respectively, “the ’526 patent” and “the ’886 patent”). As relief for our alleged patent infringement in the ’44 Case, Cisco seeks lost profits and/or reasonable royalty damages in an unspecified amount including treble damages, attorney’s fees, and associated costs as well as injunctive relief. As relief for our alleged copyright infringement, Cisco seeks monetary damages for alleged lost profits, profits from our alleged infringement, statutory damages, attorney's fees, and associated costs.
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
As described below, on May 25, 2016, our petition for Inter Partes Review (“IPR”) of the ’886 patent was instituted by the United States Patent Trial and Appeal Board (“PTAB”). Cisco subsequently agreed to dismiss its claims as to the ‘886 patent with prejudice.
Summary judgment cross-motions in the ’44 Case were heard on August 4, 2016, and the Court denied all motions brought by both sides. Trial began on November 28, 2016, and the jury rendered its verdict on December 14, 2016. The jury found that we had proven our copyright defense of scenes a faire and that Cisco had failed to prove infringement of the ’526 patent, and on that basis judgment was entered in Arista’s favor on all claims on December 19, 2016.
On January 17, 2017, Cisco filed a motion for judgment as a matter of law, challenging the sufficiency of the evidence in support of our scenes a faire defense. Cisco did not file any post-trial motion regarding the ’526 patent, nor did it file a motion for a new trial. We also filed a motion for judgment as a matter of law on several issues. The hearing on both parties’ motions is currently set for April 27, 2017.
Arista Networks, Inc. v. Cisco Systems, Inc. (Case No. 5:16-cv-00923) (“’23 Case”)
On February 24, 2016, we filed a complaint against Cisco in the District Court for the Northern District of California alleging antitrust violations and unfair competition. On April 13, 2016, Cisco filed a motion to stay the ’23 Case, or in the alternative, to dismiss the complaint. On August 23, 2016, the Court granted Cisco’s motion to stay the ’23 Case until judgment has been entered on Cisco’s copyright claims in the ’44 Case, which the Court anticipated by December 22, 2016. Following the jury’s verdict in Arista’s favor in the ’44 Case, the parties filed a stipulation continuing the Case Management Conference until March 2, 2017. Trial in the ’23 Case is set for August 3, 2018, and is not affected by the Court’s granting of the interim stay.
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
The Administrative Law Judge (“ALJ”) assigned to the 944 Investigation issued a procedural schedule calling for, among other events: an evidentiary hearing on September 9-11 and 15-17, 2015; issuance of an initial determination regarding our alleged violations on January 27, 2016; and a Target Date for completion of the investigation on May 27, 2016. On January 27, 2016, the ALJ issued a revised procedural schedule extending the date for issuance of an initial determination to February 2, 2016 and extending the Target Date to June 2, 2016.
On February 2, 2016, the ALJ issued his initial determination finding a violation of section 337 of the Tariff Act. More specifically, the ALJ found that a violation has occurred in the importation into the United States, the sale for importation, or the sale within the United States after importation, of certain network devices, related software, and components thereof that the ALJ found infringe asserted claims 1, 2, 8-11, and 17-19 of the ’537 patent; asserted claims 6, 7, 20, and 21 of the ’592 patent; and asserted claims 5, 7, 45, and 46 of the ’145 patent. The ALJ did not find a violation of section 337 with respect to any asserted claims of the ’597 and ’164 patents. On April 11, 2016, the Commission decided to review certain findings contained in the initial determination. On June 23, 2016, the Commission issued its Final Determination, which found a violation with respect to the ’537, ’592, and ’145 patents, and found no violation with respect to the ’597 and ’164 patents. The Commission also issued a limited exclusion order and a cease and desist order pertaining to network devices, related software and components thereof that infringe one or more of claims 1, 2, 8-11, and 17-19 of the ’537 patent; claims 6, 7, 20, and 21 of the ’592 patent; and claims 5, 7, 45, and 46 of the ’145 patent. On August 22, 2016, the Presidential review period for the 944 investigation expired. The USITC orders will be in effect until the expiration of the ’537, ’592, and ’145 patents.
Both we and Cisco filed petitions for review of the USITC’s Final Determination to the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”). On August 26, 2016, the Federal Circuit consolidated the appeals, and on September 23, 2016, it issued an order setting an expedited briefing schedule. The appeal is fully briefed and oral argument has not been scheduled.
On August 26, 2016, Cisco filed an enforcement complaint under Section 337 of the Tariff Act of 1930, as amended, with the USITC. Cisco alleges that we are violating the cease and desist and limited exclusion orders issued in the 944 Investigation by engaging in the “marketing, distribution, offering for sale, selling, advertising, and/or aiding or abetting other entities in the sale and/or distribution of products that Cisco alleges continue to infringe claims 1-2, 8-11, and 17-19 of the ’537 patent,” despite the design changes we have made to those products. Cisco asks the USTIC to (1) enforce the cease and desist order; (2) modify the Commission’s limited exclusion order and/or cease and desist order “in any manner that would assist in the prevention of the unfair practices that were originally the basis for issuing such Order or assist in the detection of violations of such Order”; (3) impose the maximum statutory civil penalties for violation of the cease and desist order “including monetary sanctions for each day’s violation of the cease and desist order of the greater of $100,000.00 or twice the domestic value of the articles entered or sold, whichever is higher”; (4) bring a civil action in U.S. district court “requesting collection of such civil penalties and the issuance of a mandatory injunction preventing further violation of Cease and Desist Order”; and (5) impose “such other remedies and sanctions as are appropriate and within the Commission’s authority.” On September 28, 2016, the Commission instituted the enforcement proceeding. The proceeding has been assigned to Administrative Law Judge Shaw, who presided over the underlying investigation. On October 14, 2016, we responded to the complaint by, among other things, denying the patent infringement allegations and raising affirmative defenses. On November 2, 2016, the ALJ issued an order setting the deadline for the initial determination for June 20, 2017 and the Target Date for September 20, 2017. On November 3, 2016, the ALJ issued a scheduling order setting the evidentiary hearing in this proceeding for April 5, 2017.
Certain Network Devices, Related Software, and Components Thereof (Inv. No. 337-TA-945) (“945 Investigation”)
On December 19, 2014, Cisco filed a complaint against us in the USITC alleging that Arista violated Section 337 of the Tariff Act of 1930, as amended. The USITC instituted Cisco’s complaint as Investigation No. 337-TA-945. Cisco alleges that certain Arista switching products infringe the ’577, ’853, ’875, ’668, ’492, and ’211 patents. Cisco seeks, among other things, a limited exclusion order barring entry into the United States of accused switch products (including Arista’s 7000 Series of switches), related software, and components thereof and a cease and desist order against us restricting our activities with respect to our imported accused switch products, related software, and components thereof. On February 11, 2015, we responded to the notice of investigation and complaint in the 945 Investigation by, among other things, denying the patent infringement allegations and raising numerous affirmative defenses.
The ALJ issued a procedural schedule calling for, among other events: an evidentiary hearing on November 9-20, 2015; issuance of an initial determination regarding our alleged violations on April 26, 2016; and a Target Date for completion on August 26, 2016. On March 29, 2016, the ALJ issued a revised procedural schedule extending the deadline for issuance of an initial determination to August 26, 2016, and extending the Target Date to December 26, 2016. On August 24, 2016, the ALJ issued a revised procedural schedule extending the deadline for issuance of an initial determination to November 7, 2016, and extending the Target Date to March 7, 2017. On November 4, 2016, the ALJ issued a revised procedural schedule extending the deadline for issuance of an initial determination to December 7, 2016, and extending the Target Date to April 7, 2017. On December 7, 2016, the ALJ issued a revised procedural schedule extending the deadline for issuance of an initial determination to December 9, 2016, and extending the Target Date to April 9, 2017.
On December 9, 2016, the ALJ issued her initial determination finding a violation of section 337 of the Tariff Act. More specifically, the ALJ found that a violation has occurred in the importation into the United States, the sale for importation, or the sale within the United States after importation, of certain network devices, related software, and components thereof that the ALJ found infringe asserted claims 1, 7, 9, 10, and 15 of the ’577 patent; and asserted claims 1, 2, 4, 5, 7, 8, 10, 13, 19, 56, and 64 of the ’668 patent. The ALJ did not find a violation of section 337 with respect to asserted claim 2 of the ’577 patent or any asserted claims of the ’853, ’492, ’875, and ’211 patents. On December 29, 2016, Arista, Cisco and the Office of Unfair Import Investigation ("OUII") filed petitions for review of certain findings contained in the initial determination. On January 3, 2017, the Commission extended the Target Date to April 17, 2017, and set the deadline for determining whether to review the final initial determination to February 15, 2017. On January

27, 2017, the Commission further extended the Target Date to May 1, 2017, and set the deadline for determining whether to review the final initial determination to March 1, 2017. If the Commission finds a violation in its Final Determination, that finding will be subject to a 60-day Presidential review period.
Inter Partes Reviews
We have filed petitions for Inter Partes Review (“IPR”) of the ’597, ’211, ’668, ’853, ’537, ’577, ’886, and ’526 patents.
IPRs relating to the ’597 (IPR No. 2015-00978) and ’211 (IPR No. 2015-00975) patents were instituted in October 2015 and hearings on these IPRs were completed in July 2016. On September 28, 2016, the PTAB issued a final written decision finding claims 1, 14, 39-42, 71, 72, 84, and 85 of the ’597 patent unpatentable. The PTAB also found that claims 29, 63, 64, 73, and 86 of the ’597 patent had not been shown to be unpatentable. Cisco requested rehearing of the PTAB’s Final Written Decision on October 28, 2016, which the PTAB denied on January 13, 2017. On January 23, 2017, we filed a notice of appeal with respect to this decision regarding claims 29, 63, 64, 73, and 86 of the ’597 patent. On October 5, 2016, the PTAB issued a final written decision finding claims 1 and 12 of the ’211 patent unpatentable. The PTAB also found that claims 2, 6-9, 13, 17-20 of the ’211 patent had not been shown to be unpatentable. On December 5, 2016, we filed a notice of appeal with respect to this decision regarding claims 2, 6-9, 13, 17-20, which was docketed as Appeal No. 17-1313. Cisco filed a notice of cross-appeal with respect to claims 1 and 12 on December 19, 2016, which was docketed as Appeal No. 17-1380. The Court of Appeals for the Federal Circuit consolidated these appeals on December 20, 2016. The briefing is set to be completed in July 2017.
The IPR relating to the ’886 patent was instituted on May 25, 2016. Following that decision, Cisco agreed to dismiss its claims as to the ʼ886 patent with prejudice, and we dismissed our counterclaims as to the ʼ886 patent without prejudice.
IPRs relating to the ’668 (IPR No. 2016-00309), ’577 (IPR No. 2016-00303), ’853 (IPR No. 2016-0306), and ’537 (IPR No. 2016-0308) patents were instituted in June 2016 and are set for hearing in March 2017. Final Written Decisions on these IPRs will be issued by June 2017.
* * * * *
We intend to vigorously defend against each of the Cisco’s lawsuits, as summarized in the preceding paragraphs. However, we cannot be certain that any claims by Cisco would be resolved in our favor regardless of the merit of the claims. Any adverse litigation ruling could result in the above described injunctive relief, could require a significant damages award against us or a requirement that we make substantial royalty payments to Cisco, and/or could require that we modify our products to the extent that we are found to infringe any valid claims asserted against us by Cisco.
For example, in the 944 Investigation, the USITC has issued a limited exclusion order barring entry into the United States of our network devices (including our 7000 Series of switches), related software, and components thereof that infringe one or more of the claims of the ʼ537, ʼ592, and ʼ145 patents specified above and a cease and desist order restricting our activities with respect to such imported products. In addition, in the 945 Investigation, the ALJ has issued her initial determination finding a violation of section 337 of the Tariff Act with respect to the ‘668 and ‘577 patents, which is now subject to review by the Commission.
To comply with these orders, we have sought to develop technical design-arounds that no longer infringe the patents that are the subject of the orders. In any efforts to develop technical design-arounds for our products, we may be unable to do so in a manner that does not continue to infringe the patents or that is acceptable to our customers. These development efforts could be extremely costly and time consuming as well as disruptive to our other development activities and distracting to management. Moreover, in the 944 Investigation and 945 Investigation, such design-arounds would require us to obtain approval of either the USITC or U.S. Customs and Border Protection (“CBP”) to resume the importation of the redesigned products into the United States. We may not be successful in our efforts to obtain such approvals to import such modified products in a timely manner, or at all. While a favorable ruling from the CBP would allow us to resume importation of our redesigned products into the United States, the USITC could still determine in an enforcement action that our redesigned products continue to infringe the patents that are the subject of any USITC orders. Any failure to effectively redesign our products, to obtain timely clearance from USITC or CBP to import such redesigned products, or to address the USITC findings in a manner that complies with the USITC orders, may cause a disruption to our product shipments and materially and adversely affect our business, prospects, reputation, results of operations, and financial condition.
Specifically, in response to the USITC’s findings in the 944 Investigation, we have made design changes to our products for sale in the United States to address the features that were found to infringe the ʼ537, ’592, ’145 patents. Following the issuance of the final determination in the 944 Investigation, we submitted a Section 177 ruling request to CBP seeking approval to import these redesigned products into the United States. On November 18, 2016, we received a 177 ruling from CBP finding that our redesigned products did not infringe the ‘537, ’592, and ‘145 patents, and approving the importation of these redesigned products into the United States. However, on January 13, 2017, at the request of Cisco Systems and without our input, CBP issued a letter to us revoking its prior November 18 ruling. Due to this revocation, Arista can no longer import its products into the United States. The CBP has informed us that it currently takes no position on whether Arista’s redesigned products infringe and will conduct an inter partes proceeding between Arista and Cisco to determine whether Arista’s redesigned products infringe and whether to approve them for importation into the United States. We do not yet know when CBP will complete the process and provide that ruling. The CBP may not rule in a timely fashion, and we may not receive a favorable ruling at the end of the process.
Similarly, if the USITC finds in a Final Determination that we infringe any patent in the 945 Investigation, the USITC will likely issue remedial orders in that investigation as well. If such orders are not disapproved by the United States Trade Representative, we would need to further modify our products to take our products outside the scope of any patents we are found to have infringed in the 945 Investigation and obtain the USITC and/or CBP approvals described above in order to resume importation of our redesigned products into the United States.
If the USITC determines that our redesigned products continue to infringe the patents subject to any USITC limited exclusion order or cease and desist order in an enforcement action for either the 944 Investigation or the 945 Investigation, the USITC may impose the maximum statutory civil penalties for violation of the cease and desist order “including monetary sanctions for each day’s violation of the cease and desist order of the greater of $100,000.00 or twice the domestic value of the articles entered or sold, whichever is higher,” bring a civil action in U.S. district court “requesting collection of such civil penalties and the issuance of a mandatory injunction preventing further violation of Cease and Desist Order” or impose “such other remedies and sanctions as are appropriate and within the Commission’s authority.”
In order to comply with the USITC’s remedial orders, we have also made certain changes to our manufacturing, importation, and shipping workflows. These changes have included shifting manufacturing and integration of our products to be sold in the United States to U.S. facilities. Such changes may be extremely costly, time consuming, and we may not be able to implement such changes successfully. Any failure to successfully change our manufacturing and importation processes or shipping workflows in a manner that is compliant with the limited exclusion order and cease and desist order may cause a disruption in our product shipments and materially and adversely affect our business, prospects, reputation, results of operations, and financial condition.
In connection with these changes, to the extent that we are required to make further modifications to our supply chain to obtain alternative U.S. sources for subcomponents, we may be unable to obtain a sufficient quantity of these components on commercially reasonable terms or in a timely manner, if at all, which could delay or halt entirely production of our products or require us to make further modifications to our products to incorporate new components that are available in the United States. Any of these events could result in lost sales, reduced gross margins or damage to our end-customer relationships, which would materially and adversely impact our business, financial condition, results of operations and prospects.
Additionally, the existence of Ciscoʼs lawsuits against us could cause concern among our customers and partners and could adversely affect our business and results of operations. Many of our customers and partners require us to indemnify and defend them against third party infringement claims and pay damages in the case of adverse rulings. These claims could harm our relationships with our customers or channel partners, cause them to delay or defer purchasing decisions or deter them from doing business with us. From time to time, we may also be required to provide additional assurances beyond our standard terms. Whether or not we prevail in the lawsuit, we expect that the litigation will be expensive, time-consuming and a distraction to management in operating our business.
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
Our revenue growth rate in recent periods may not be indicative of our future performance. We experienced annual revenue growth rates of 34.8%, 43.4%, and 61.7% in 2016, 2015, and 2014, respectively. We may not achieve similar revenue growth rates in future periods, especially as we enter and expand into the cloud services and application services provider markets. You should not rely on our revenue for any prior quarterly or annual period as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected.
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
To the extent that we are required to obtain alternative U.S. sources for these components, we may be unable to obtain a sufficient quantity of these components on commercially reasonable terms or in a timely manner, if at all, sales of our products could be delayed or halted entirely or we may be required to redesign our products. Any of these events could result in lost sales, reduced gross margins or damage to our end-customer relationships, which would materially and adversely impact our business, financial condition, results of operations and prospects.
Insufficient supply and inventory may result in increased lead times for our products, lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins. In order to reduce manufacturing lead times and plan for adequate component supply, from time to time we may issue purchase orders for components and products that are non-cancelable and non-returnable. We establish a liability for non-cancelable, non-returnable purchase commitments with our component inventory suppliers for quantities in excess of our demand forecasts, or for products that are considered obsolete. In addition, we establish a liability and reimburse our contract manufacturer for component inventory purchased on our behalf that has been rendered excess or obsolete due to manufacturing and engineering change orders, or in cases where inventory levels greatly exceed our demand forecasts.
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
Our products rely on key components, including integrated circuit components and power supplies that our contract manufacturers purchase on our behalf from a limited number of suppliers, including certain sole source providers. We do not have guaranteed supply contracts with any of our component suppliers, and our suppliers could delay shipments or cease manufacturing such products or selling them to us at any time. For example, in the past we have experienced shortages in inventory for dynamic random access memory integrated circuits and delayed releases of the next generation of chipset, which delayed our production and/or the release of our new products. The development of alternate sources for those components is time-consuming, difficult and costly. Additionally, in the 944 Investigation, the USITC has issued a Limited Exclusion Order barring entry into the United States of our network devices (including our 7000 Series of switches), related software and components thereof that infringe one or more of the claims of the ʼ537, ʼ592, and ʼ145 patents specified above and a Cease and Desist Order restricting our activities with respect to such imported products. If we are unable to obtain a sufficient quantity of these components on commercially reasonable terms or in a timely manner, or if we are unable to obtain alternative sources for these components, sales of our products could be delayed or halted entirely or we may be required to redesign our products. Any of these events could result in lost sales, reduced gross margins or damage to our end-customer relationships, which would adversely impact our business, financial condition, results of operations and prospects.
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
We depend on third-party contract manufacturers to manufacture our product lines. A significant portion of our cost of revenue consists of payments to these third-party contract manufacturers. Our reliance on these third-party contract manufacturers reduces our control over the manufacturing process, quality assurance, product costs and product supply and timing, which exposes us to risk. To the extent that our products are manufactured at facilities in foreign countries, we may be subject to additional risks associated with complying with local rules and regulations in those jurisdictions. Our reliance on contract manufacturers also yields the potential for their infringement of third party intellectual property rights in the manufacturing of our products or misappropriation of our intellectual property rights in the manufacturing of other customers’ products. If we are unable to manage our relationships with our third-party contract manufacturers effectively, or if these third-party manufacturers suffer delays or disruptions or quality control problems in their operations, experience increased manufacturing lead times, capacity constraints or quality control problems in their manufacturing operations or fail to meet our future requirements for timely delivery, our ability to ship products to our end customers would be severely impaired, and our business, financial condition, results of operations and prospects would be seriously harmed.
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
If we add or change contract manufacturers, or change any manufacturing plant locations within a contract manufacturer network, we would add additional complexity and risk to our supply chain management and may increase our working capital requirements. Ensuring a new contract manufacturer or new plant location is qualified to manufacture our products to our standards and industry requirements could take significant effort and be time consuming and expensive. For example, we have added Sanmina as an additional contract manufacturer. Any such addition or change in manufacturers may be extremely costly, time consuming and we may not be able to do so successfully.
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
We have expanded our contract manufacturing capabilities to include Sanmina as an additional contract manufacturer, which will increase our working capital requirements and the risks noted above apply to this new contract manufacturer.  No assurance can be given that this contract manufacturer will continue to successfully qualify and scale production of our products in the volumes or quality that we require. If a USITC Limited Exclusion Order issued in connection with the Cisco litigation bars entry of our products into the United States and we are unable to obtain CPB approval to resume the importation of our redesigned products, we would become reliant upon U.S. manufacturing to continue to supply our products to our U.S. customers. Any failure to meet our scheduled product deliveries to our end customers could damage our customer relationships and cause the loss of sales to existing or potential end customers, late delivery penalties, delayed revenue or an increase in our costs which could adversely affect our gross margins.
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
To increase our revenue, we must add new end customers and large end customers and sell additional products to existing end customers. For example, one of our sales strategies is to target specific projects at our current end customers because they are familiar with the operational and economic benefits of our solutions, thereby reducing the sales cycle into these customers. We believe this opportunity with current end customers to be significant given their existing infrastructure and expected future spend. If we fail to attract new large end customers or fail to reduce the sales cycle and sell additional products to our existing end customers, our business, financial condition, results of operations and prospects will be harmed.
Reliance on shipments at the end of the quarter could cause our revenue for the applicable period to fall below expected levels.
We may be subject to supply chain delays, or end-customer buying patterns in which a substantial portion of sales orders and shipments may occur in the second half of each quarter. This places significant pressure on order review and processing, supply chain management, manufacturing, inventory and quality control management, shipping and trade compliance to ensure that we have properly forecasted supply purchasing, manufacturing capacity, inventory and quality compliance and logistics. If there is any significant interruption in these critical functions, it could result in delayed order fulfillment, adversely affect our business, financial condition, results of operations and prospects and result in a decline in the market price of our common stock.
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
We have experienced declines in sales prices for our products. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products and services that compete with ours or may bundle them with other products and services. Additionally, although we generally price our products worldwide in U.S. dollars, currency fluctuations in certain countries and regions may adversely affect actual prices that partners and end customers are willing to pay in those countries and regions. Furthermore, we anticipate that the sales prices and gross profits for our products will decrease over product life cycles. Decreased sales prices for any reason may reduce our gross profits and adversely affect our result of operations.
Seasonality may cause fluctuations in our revenue and results of operations.
We operate on a December 31st year end and believe that there are significant seasonal factors which may cause sequential product revenue growth to be greater for the second and fourth quarters of our year than our first and third quarters. We believe that this seasonality results from a number of factors, including the procurement, budgeting and deployment cycles of many of our end customers. Our rapid historical growth may have reduced the impact of seasonal or cyclical factors that might have influenced our business to date. As our increasing size causes our growth rate to slow, seasonal or cyclical variations in our operations may become more pronounced over time and may materially affect our business, financial condition, results of operations and prospects.
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
As a public company, we are subject to the reporting and corporate governance requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations, including the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act. Compliance with these rules and regulations and the attendant responsibilities of management and the board, may make it more difficult to attract and retain executive officers and members of our board of directors, particularly to serve on our Audit Committee and Compensation Committee, has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. In addition, if our internal control over financial reporting is not effective as defined under Section 404, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition, results of operations and prospects. Although we have already hired additional employees to help comply with these requirements, we may need to further expand our legal and finance departments in the future, which will increase our costs and expenses.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure, such as continued rulemaking pursuant to the Dodd-Frank Act and related rules and regulations, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business and prospects may be harmed. As a result of disclosure of information in the filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, results of operations and prospects could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, financial condition, results of operations and prospects.
In addition, as a result of our disclosure obligations as a public company, we will have reduced strategic flexibility and will be under pressure to focus on short-term results, which may adversely affect our ability to achieve long-term profitability. We also believe that being a public company and these new rules and regulations makes it more expensive for us to obtain and maintain director and officer liability insurance, and in the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our Audit Committee and Compensation Committee, and qualified executive officers.
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
In the past, we have identified material weaknesses in our internal control over financial reporting and we cannot give assurance that additional material weaknesses will not be identified in the future. The existence of one or more material weaknesses could preclude a conclusion by management that we maintained effective internal control over financial reporting. The existence or disclosure of any such material weakness could adversely affect our stock price.
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
Also, to the extent we hire personnel from competitors, we may be subject to allegations that such personnel has been improperly solicited, that such personnel has divulged proprietary or other confidential information or that former employers own certain inventions or other work product. Such claims could result in litigation. Please see “We may become involved in litigation that may materially adversely affect us.”
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
For more information regarding the litigation in which we are currently involved, see the “Legal Proceedings” subheading in in Note 5. Commitments and Contingencies of Notes to Consolidated Financial Statements in Part II, Item 8, of this Annual Report on Form 10-K.
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
An adverse outcome of a dispute (including those lawsuits described under the “Legal Proceedings” subheading in Note 5. Commitments and Contingencies of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K) may require us to pay substantial damages or penalties including treble damages if we are found to have willfully infringed a third party’s patents; cease making, licensing or using solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to attempt to redesign our products or services or otherwise to develop non-infringing technology, which may not be successful; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or intellectual property rights; and indemnify our partners and other third parties. Any damages, penalties or royalty obligations we may become subject to as a result of an adverse outcome, and any third-party indemnity we may need to provide, could harm our business, financial condition, results of operations and prospects. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. Further, there is little or no information publicly available concerning market or fair values for license fees, which can lead to overpayment of license or settlement fees. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Suppliers subject to third-party intellectual property claims also may choose or be forced to discontinue or alter their arrangements with us, with little or no advance notice to us. Any of these events could seriously harm our business, financial condition, results of operations and prospects.
Our standard sales contracts contain indemnification provisions requiring us to defend our end customers against third-party claims, including against infringement of certain intellectual property rights that could expose us to losses which could seriously harm our business, financial conditions, results of operations and prospects.
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
Historically, we have derived substantially all of our product revenue from sales of our 7000 Series of switches, and we expect to continue to do so for the foreseeable future. We have experienced declines in sales prices for our products, including our 10 Gigabit Ethernet modular and fixed switches. A decline in the price of our 7000 Series of switches and related services, or our inability to increase sales of these products, would harm our business, financial condition, results of operations and prospects more seriously than if we derived significant revenue from a larger variety of product lines and services. Our future financial performance will also depend upon successfully developing and selling next-generation versions of our 7000 Series of switches. If we fail to deliver new products, new features, or new releases that end customers want and that allow us to maintain leadership in what will continue to be a competitive market environment, our business, financial condition, results of operations and prospects will be harmed.
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

•	our ability to reduce production costs;

•	entry into new markets or growth in lower margin markets;

•	entry in markets with different pricing and cost structures;

•	pricing discounts;

•	increases in material costs in the event we are restricted from sourcing components and manufacturing products internationally.

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
Most of our competitors have made acquisitions and/or have entered into or extended partnerships or other strategic relationships to offer more comprehensive product lines, including cloud networking solutions. For example, in the last few years alone Dell acquired Force10 and EMC, IBM acquired Blade Network Technology, Hewlett Packard Enterprises purchased Aruba, Juniper acquired Contrail, Cisco acquired Insieme and Broadcom which currently intends to acquire Brocade.
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
As part of our business strategy, we may make investments in complementary companies, products or technologies which could involve licenses, additional channels of distribution, discount pricing or investments in or acquisitions of other companies. However, we do not have significant experience in making investments in other companies nor have we made any acquisitions to date, and as a result, our ability as an organization to evaluate and/or complete investments or acquire and integrate other companies, products or technologies in a successful manner is unproven. We may not be able to find suitable investment or acquisition candidates, and we may not be able to complete such investments or acquisitions on favorable terms, if at all. If we do complete investments or acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any investments or acquisitions we complete could be viewed negatively by our end customers, investors and securities analysts.
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
Our business strategy is to focus primarily on our long-term growth. As a result, our profitability in any given period may be lower than it would be if our strategy was to maximize short-term profitability. Expenditures on research and development, sales and marketing, infrastructure and other such investments may not ultimately grow our business, prospects or cause long term profitability. For example, in order to support our strong growth, we have accelerated our investment in infrastructure, such as enterprise resource planning software and other technologies to improve the efficiency of our operations. As a result, we expect our levels of operating profit could decline in the short to medium term. If we are ultimately unable to achieve or maintain profitability at the level anticipated by analysts and our stockholders, the market price of our common stock may decline.
We may not generate positive returns on our research and development investments.
Developing our products is expensive, and the investment in product development may involve a long payback cycle. For the years ended December 31, 2016, 2015 and 2014, our research and development expenses were $273.6 million, or approximately 24.2% of our revenue, $209.4 million, or approximately 25.0% of our revenue, and $148.9 million, or approximately 25.5% of our revenue, respectively. We expect to continue to invest heavily in software development in order to expand the capabilities of our cloud networking platform, introduce new products and features and build upon our technology leadership. We believe one of our greatest strengths lies in the speed of our product development efforts. By investing in research and development, we believe we will be well positioned to continue our rapid growth and take advantage of our large market opportunity. We expect that our results of operations will be impacted by the timing and size of these investments. These investments may take several years to generate positive returns, if ever.

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
              Our provision for income taxes is subject to volatility and could be adversely affected by several factors, many of which are outside of our control, including earnings that are lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; our ability to generate and use tax attributes; changes in the valuation of our deferred tax assets and liabilities; expiration of or lapses in the federal research and development ("R&D”) tax credit laws; transfer pricing adjustments, including the effect of acquisitions on our inter-company R&D cost sharing arrangement and legal structure; tax effects of nondeductible compensation, including certain stock-based compensation; tax costs related to inter-company realignments; changes in accounting principles; adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries or customers; a change in our decision to indefinitely reinvest foreign earnings or changes in tax laws and regulations, including possible U.S. changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income or the foreign tax credit rules.
                Significant judgment is required to evaluate our tax positions and determine our provision for income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely affect our provision for income taxes or additional paid-in capital. In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Recent changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the U.S. are repatriated to the U.S., as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings, as well as cash and cash equivalent balances we currently maintain outside of the U.S. Furthermore, due to shifting economic and political conditions, tax policies or rates in various jurisdictions may be subject to significant change.
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
We depend on our direct sales force to obtain new end customers and increase sales with existing end customers. As such, we have invested and will continue to invest in our sales organization. In recent periods, we have been adding personnel and other resources to our sales function as we focus on growing our business, entering new markets and increasing our market share, and we expect to incur additional expenses in expanding our sales personnel in order to achieve revenue growth. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, retaining and integrating sufficient numbers of sales personnel to support our growth, particularly in international markets. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire, retain or integrate into our corporate culture sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, because we continue to grow rapidly, a large percentage of our sales force is new to our company. If we are unable to hire, integrate and train a sufficient number of effective sales personnel, or the sales personnel we hire are not successful in obtaining new end customers or increasing sales to our existing end-customer base, our business, financial condition, results of operations and prospects will be adversely affected.
Regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of our products.
As a public company, we are subject to requirements under the Dodd-Frank that will require us to perform diligence, and disclose and report whether or not our products contain conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. In addition, we will incur additional costs to comply with these disclosure requirements, including costs related to conducting diligence procedures and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. We may also face reputational harm if we determine that certain of our products contain minerals not determined to be conflict-free or if we are unable to alter our products, processes or sources of supply to avoid such materials.
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
Based on approximately 70.8 million shares outstanding as of December 31, 2016, holders of approximately 27.4%, of our common stock have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, we have registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. If holders, by exercising their registration rights, sell large numbers of shares, it could adversely affect the market price of our common stock.
We may also issue shares of common stock or securities convertible into our common stock in connection with a financing, acquisition, our equity incentive plans, or otherwise. Any such issuances would result in dilution to our existing stockholders and could adversely affect the market price of our common stock.
Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.
Our directors, executive officers and each of our stockholders who own greater than 10% of our outstanding common stock together with their affiliates, in the aggregate, beneficially own approximately 27.8% of the outstanding shares of our common stock, based on shares outstanding as of December 31, 2016. As a result, these stockholders, if acting together, could exercise a significant level of influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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

Item 1B. Unresolved Staff Comments
None

Item 2. Properties
Our corporate headquarters is located in Santa Clara, California where we currently lease approximately 210,000 square feet of space under a lease agreement that expires in 2023.
We also lease space for operations, sales personnel and research and development in locations throughout the U.S. and various international locations, including Canada, China, India, Ireland, Japan, Korea, Malaysia, Singapore, Taiwan, the United Kingdom, and United Arab Emirates. We believe that our current facilities are adequate to meet our current needs. We intend to expand our facilities or add new facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate ongoing operations and any such growth. We expect to incur additional expenses in connection with such new or expanded facilities.

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
Our common stock is listed on the NYSE under the symbol “ANET”. The following table sets forth for the periods indicated the high and low sales prices of our common stock as reported on the New York Stock Exchange.

	High	Low
Fiscal 2015 Quarters
First quarter	$74.52	$56.11
Second quarter	$88.56	$63.16
Third quarter	$88.25	$60.10
Fourth quarter	$79.44	$58.77
Fiscal 2016 Quarters
First quarter	$79.22	$52.51
Second quarter	$75.40	$60.51
Third quarter	$86.35	$62.21
Fourth quarter	$98.90	$78.82
Holders of Record
As of February 10, 2017, there were 102 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
The following graph compares the cumulative total return of our common stock with the total return for the NYSE Composite Index and the Standard & Poor’s 500 Index (the “S&P 500”) from June 6, 2014 (the date of our initial public offering) through December 31, 2016. The graph assumes that $100 was invested on June 6, 2014's closing price in our common stock, the NYSE Composite Index and the S&P 500, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among ANET, the NYSE Composite Index and the
S&P 500
ANET
NYSE Composite Index
S&P 500
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
Dec-13
Dec-14
Dec-15
Dec-16

Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12 of Part III of this report regarding information about securities authorized for issuance under our equity compensation plans.
Recent Sales of Unregistered Equity Securities
There were no sales of unregistered securities during fiscal 2016.
Issuer Repurchases of Equity Securities
Under our equity incentive plans, certain participants may exercise options prior to vesting, subject to a right of a repurchase by us. During the fourth quarter of 2016 there were no repurchases of unvested shares of our common stock made pursuant to our equity incentive plans as a result of us exercising our rights nor pursuant to any publicly announced plan or program.

Item 6. Selected Consolidated Financial Data
The selected consolidated statements of operations data for fiscal 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 are derived from our audited financial statements appearing in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. The selected consolidated statements of operations data for fiscal 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 are derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future. The following selected consolidated financial data below should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, and the accompanying notes appearing in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Selected Consolidated Statements of Operations Data:
Revenue	$1,129,167	$837,591	$584,106	$361,224	$193,408
Cost of revenue (1)	406,051	294,031	192,015	122,686	61,252
Total gross profit	723,116	543,560	392,091	238,538	132,156
Operating expenses (1):
Research and development	273,581	209,448	148,909	98,587	55,155
Sales and marketing	130,887	109,084	85,338	55,115	28,603
General and administrative	75,239	75,720	32,331	18,688	8,501
Total operating expenses	479,707	394,252	266,578	172,390	92,259
Income from operations	243,409	149,308	125,513	66,148	39,897
Other income (expense), net:
Interest expense	(3,136)	(3,152)	(6,280)	(7,119)	(7,057)
Other income (expense), net	1,952	(147)	2,275	(754)	135
Total other income (expense), net	(1,184)	(3,299)	(4,005)	(7,873)	(6,922)
Income before provision for income taxes	242,225	146,009	121,508	58,275	32,975
Provision for income taxes	58,036	24,907	34,658	15,815	11,626
Net income	$184,189	$121,102	$86,850	$42,460	$21,349
Net income attributable to common stockholders:
Basic	$182,965	$119,115	$68,889	$20,777	$9,622
Diluted	$183,039	$119,264	$70,524	$21,780	$9,662
Net income per share attributable to common stockholders:
Basic	$2.66	$1.81	$1.42	$0.76	$0.39
Diluted	$2.50	$1.67	$1.29	$0.72	$0.39
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	68,771	65,964	48,427	27,320	24,711
Diluted	73,222	71,411	54,590	30,051	24,901
____________________
(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Cost of revenue	$3,620	$3,048	$1,535	$408	$270
Research and development	31,892	25,515	14,986	5,464	2,590
Sales and marketing	15,666	11,454	7,643	2,985	1,078
General and administrative	7,854	5,286	3,455	1,302	765
Total stock-based compensation	$59,032	$45,303	$27,619	$10,159	$4,703

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$567,923	$687,326	$240,031	$113,664	$88,655
Working capital	1,066,573	739,317	535,106	73,422	130,808
Total assets	1,729,007	1,159,890	811,023	364,520	220,168
Total indebtedness(1)	41,210	42,546	43,634	160,213	134,277
Total deferred revenue	372,935	196,808	106,468	58,904	24,777
Total stockholders’ equity (deficit)	$1,107,820	$788,152	$555,658	$77,732	$18,910
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
Overview
We are a leading supplier of cloud networking solutions that use software innovations to address the needs of large-scale Internet companies, cloud service providers and next-generation data centers for enterprise support. Our cloud networking solutions consist of our Extensible Operating System, or EOS, a set of network applications and our Ethernet switching and routing platforms. Our cloud networking solutions deliver industry-leading performance, scalability, availability, programmability, automation and visibility. At the core of our cloud networking platform is EOS, which was purpose-built to be fully programmable and highly modular. The programmability of EOS has allowed us to create a set of software applications that address the requirements of cloud networking, including workflow automation, network visibility and analytics, and has also allowed us to rapidly integrate with a wide range of third-party applications for virtualization, management, automation, orchestration and network services.
As of December 31, 2016, we have shipped more than 10 million cloud networking ports worldwide. We have experienced rapid revenue growth over the last several years, increasing our revenue at a compound annual growth rate of 51.9% from 2011 to 2016. As we have grown the functionality of our EOS software, expanded the range of our product portfolio and increased the size of our sales force, our revenue has continued to grow rapidly. Our revenue for the year ended December 31, 2016 was $1.1 billion an increase of 34.8% compared to 2015. We have been profitable and cash flow positive for each year since 2010.
We believe that our cloud networking platform addresses the large and growing cloud networking segment of data center switching, which remains in the early stage of adoption. We expect to continue growing our organization to meet the needs of new and existing customers as they increasingly realize the performance and cost benefits of our cloud networking solutions and as they expand their cloud networks. We intend to continue to invest in our research and development organization to enhance the functionality of our existing cloud networking platform, introduce new products and features and build upon our technology leadership. We believe one of our greatest strengths lies in our rapid development of new features and applications. We intend to continue expanding our sales and marketing teams and programs and carrying out associated marketing activities in key geographies. In order to support our strong growth, we have and may continue to accelerate our investment in infrastructure, such as enterprise resource planning software and other technologies to improve the efficiency of our operations. For a description of factors that may impact our future performance, see the disclosure in the section titled "Factors Affecting Our Performance" below.
Our Business Model
We derive revenue from sales of products and services. We generate revenue primarily from sales of our switching products which incorporate our EOS software. We generate the majority of our services revenue from post contract support, or PCS, which end customers typically purchase in conjunction with our products.
Since shipping our first products in 2008, our cumulative end-customer base has grown rapidly. Between December 31, 2011 and December 31, 2016, our cumulative end-customer base grew from approximately 1,100 to over 4,200. Our end customers span a range of industries and include large Internet companies, service providers, financial services organizations, government agencies, media and entertainment companies and others.
To continue to grow our revenue, it is important that we both obtain new customers and sell additional products to existing customers. Our development model is focused on the development of new products based on our EOS software and enhancements to EOS. We engineer our products to be agnostic to the underlying merchant silicon architecture. Today, we combine our EOS software with merchant silicon into a family of switching and routing products. This enables us to focus our research and development resources on our software core competencies and to leverage the investments made by merchant silicon vendors to achieve cost-effective solutions. We currently procure certain merchant silicon components from multiple vendors, and we continue to expand our relationships with these and other vendors. We work closely with third party contract manufacturers to manufacture our products. Our contract manufacturers deliver our products to our third party direct fulfillment facilities.  We and our fulfillment partners then perform labeling, final configuration, quality assurance testing and shipment to our customers. We have expanded our contract manufacturing capabilities to include Sanmina as an additional contract manufacturer.
We market and sell our products through both our direct sales force and our channel partners, including distributors, value-added resellers, system integrators, original equipment manufacturer, or "OEM" partners and in conjunction with various technology partners. To facilitate channel coordination and increase productivity, we have created a partner program, the Arista Partner Program, to engage partners who provide value-added services and extend our reach into the marketplace. Authorized training partners provide technical training to our channel partners. Our partners commonly receive an order from an end customer prior to placing an order with us, and we confirm the identification of the end customer prior to accepting such orders. Our partners generally do not stock inventory received from us. Our sales organization is supported by systems engineers with deep technical expertise and responsibility for pre-sales technical support and engineering for our end customers. Each sales team is responsible for a geographic territory, has responsibility for a number of major direct end-customer accounts or has assigned accounts in a specific vertical market.
Factors Affecting Our Performance
We believe that our future success will depend on many factors, including our ability to expand sales to our existing customers as well as to add new end customers. While these areas present significant opportunity, they also present risks that we must manage to ensure successful results. See the section titled “Risk Factors.” Additionally, we face intense competition especially from larger, well-established companies, and we must continue to expand the capabilities of our cloud networking platform to succeed in our market. We are also currently engaged in several lawsuits with Cisco, our largest competitor, whereby they claim that we have infringed their intellectual property rights.  We intend to vigorously defend against these Cisco lawsuits as summarized in the Legal Proceedings section below. However, we cannot be certain that any claims by Cisco would be resolved in our favor.  If we are unable to address these challenges, our business could be adversely affected.
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
Investing in Research and Development for Growth. We believe that the market for cloud networking is still in the early stages of adoption and we intend to continue investing for long-term growth. We expect to continue to invest heavily in software development in order to expand the capabilities of our cloud networking platform, introduce new products such as our 7280R platform, 7500R series and 7160 series, new releases and upgrades to our EOS software and new applications building upon our technology leadership. We believe one of our greatest strengths lies in the speed of our product development efforts. By investing in research and development, we believe we will be well positioned to continue our rapid growth and take advantage of our large market opportunity. We expect that our results of operations will be impacted by the timing and size of these product development investments.
Customer Concentration and Timing of Large Orders. Historically, large purchases by a relatively limited number of end customers have accounted for significant portion of our revenue. During the years ended December 31, 2016, 2015, and 2014, our largest end customer accounted for 16.4%, 12.0%, and 14.9% of our revenue, respectively. We have also experienced and continue to experience customer concentration on a quarterly basis. In addition, we have experienced increases in the size of our orders, including orders from existing customers, which could result in future increased customer concentration, depending on the timing of the fulfillment of those orders. We have also experienced unpredictability in the timing of large orders, especially with respect to our large end customers, due to the complexity of orders, the time it takes end customers to evaluate, test, qualify and accept our products and factors specific to our end customers. Due to these factors, we expect continued variability in our customer concentration and timing of sales on a quarterly and annual basis. In addition, we have provided, and may in the future provide, pricing discounts to large end customers, which may result in lower margins for the period in which such sales occur. Our gross margins may also fluctuate as a result of the timing of such sales to large end customers.

Components of Operating Results
Revenue
We generate revenue primarily from sales of our products, which incorporate our EOS software. We also derive a portion of our revenue from sales of post contract support, or PCS, and to a lesser extent professional services. We generate PCS revenue from sales of technical support services contracts that are typically purchased in conjunction with our products and subsequent renewals of those contracts. We expect our revenue may vary from period to period based on, among other things, the timing and size of orders, the delivery and acceptance of products, and the impact of significant transactions with unique terms and conditions that may require deferral of revenue.
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
Gross Margin
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including sales to large end customers who generally receive lower pricing, the average sales price of our offerings, manufacturing-related costs, including costs associated with the introduction of additional contract manufacturing capacity, merchant silicon costs, supply chain sourcing and the mix of products sold. We expect our gross margins to fluctuate over time, depending on the factors described above and others.
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
General and Administrative Expenses
General and administrative expenses consist primarily of personnel costs, legal and professional fees, and an allocated portion of facility and IT costs and depreciation. General and administrative personnel costs include those for our executive, finance, human resources and legal functions. Our professional services costs are primarily due to external legal, accounting, and tax services.
Other Income (Expense), Net
Interest Expense
Interest expense consists primarily of interest expense from our lease financing obligation. In fiscal 2014, interest expense also included interest expense on our subordinated convertible promissory notes, including our related party subordinated convertible promissory notes which were converted during fiscal 2014.
Other Income (Expense)
Other income (expense) consists primarily of interest income on marketable securities and foreign currency transaction gains and losses. In addition, during fiscal 2014, other income (expense) consisted of gains on investments, and write-offs of debt discount on notes payable which were repaid and converted during fiscal 2014. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.
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

Results of Operations
The following table summarizes historical results of operations for the periods presented and as a percentage of revenue for those periods. We have derived the data for the years ended December 31, 2016, 2015 and 2014 from our consolidated financial statements included elsewhere in thus Form 10-K (in thousands, except for percentage of revenue).

	Year Ended December 31,
	2016	2015	2014
Consolidated Statements of Operations Data:
Revenue:
Product	$991,337	$744,877	$531,543
Service	137,830	92,714	52,563
Total revenue	1,129,167	837,591	584,106
Cost of revenue (1):
Product	369,768	263,585	174,004
Service	36,283	30,446	18,011
Total cost of revenue	406,051	294,031	192,015
Gross profit	723,116	543,560	392,091
Operating expenses (1):
Research and development	273,581	209,448	148,909
Sales and marketing	130,887	109,084	85,338
General and administrative	75,239	75,720	32,331
Total operating expenses	479,707	394,252	266,578
Income from operations	243,409	149,308	125,513
Interest expense	(3,136)	(3,152)	(6,280)
Other income (expense), net	1,952	(147)	2,275
Total other income (expense), net	(1,184)	(3,299)	(4,005)
Income before provision for income taxes	242,225	146,009	121,508
Provision for income taxes	58,036	24,907	34,658
Net income	$184,189	$121,102	$86,850
(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2016	2015	2014
Stock-Based Compensation Expense:
Cost of revenue	$3,620	$3,048	$1,535
Research and development	31,892	25,515	14,986
Sales and marketing	15,666	11,454	7,643
General and administrative	7,854	5,286	3,455
Total stock-based compensation	$59,032	$45,303	$27,619

	Year Ended December 31,
	2016	2015	2014
	(as a percentage of revenue)
Revenue:
Product	87.8%	88.9%	91.0%
Service	12.2	11.1	9.0
Total revenue	100.0	100.0	100.0
Cost of revenue:
Product	32.8	31.5	29.8
Service	3.2	3.6	3.1
Total cost of revenue	36.0	35.1	32.9
Gross margin	64.0	64.9	67.1
Operating expenses:
Research and development	24.2	25.0	25.5
Sales and marketing	11.6	13.0	14.6
General and administrative	6.7	9.0	5.5
Total operating expenses	42.5	47.0	45.6
Income from operations	21.6	17.9	21.5
Interest expense	(0.3)	(0.4)	(1.1)
Other income (expense), net	0.2	—	0.4
Total other income (expense), net	(0.1)	(0.4)	(0.7)
Income before provision for income taxes	21.5	17.5	20.8
Provision for income taxes	5.1	3.0	5.9
Net income	16.3%	14.5%	14.9%

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Revenue, Cost of Revenue and Gross Profit (in thousands, except percentages)

	Year Ended December 31,
	2016		2015		Change in
	$	% of revenue	$	% of revenue	$	%
Revenue
Product	$991,337	87.8%	$744,877	88.9%	$246,460	33.1%
Service	137,830	12.2	92,714	11.1	45,116	48.7
Total revenue	1,129,167	100.0	837,591	100.0	291,576	34.8
Cost of revenue
Product	369,768	32.8	263,585	31.5	106,183	40.3
Service	36,283	3.2	30,446	3.6	5,837	19.2
Total cost of revenue	406,051	36.0	294,031	35.1	112,020	38.1
Gross profit	$723,116	64.0%	$543,560	64.9%	$179,556	33.0%
Gross margin	64.0%		64.9%

Revenue by Geography (in thousands, except percentages)

	Year Ended December 31,
	2016	% of Total	2015	% of Total
Americas	$874,740	77.5%	$646,919	77.3%
Europe, Middle East and Africa	168,789	14.9	128,400	15.3
Asia-Pacific	85,638	7.6	62,272	7.4
Total revenue	$1,129,167	100.0%	$837,591	100.0%
Revenue
Product revenue increased $246.5 million or 33.1% in the year ended December 31, 2016 compared to 2015. The increase during the period was primarily driven by increased shipments to our existing customers as they continue to grow and expand their businesses, increasing their demand for our products and related accessories. The introduction of new products contributed to our revenue growth, both with existing and new customers. As of December 31, 2016, we have shipped more than 10 million cumulative cloud networking ports worldwide and our overall end-customer base has exceeded 4,200. Service revenue increased 48.7% in the year ended December 31, 2016 as a result of continued growth in initial and renewal support contracts as our customer installed base continued to expand. We also continued to experience pressure in product and service pricing due to competitive market conditions. However, this pricing pressure was more than offset by the increased demand drivers outlined above.
Cost of Revenue and Gross Margin
Cost of revenue increased $112.0 million or 38.1% for the year ended December 31, 2016 compared to the same period in 2015. The increase in cost of revenue was primarily due to an increase in product shipment volumes. In addition, we incurred increased costs as we added capacity to our manufacturing and operations infrastructure. Gross margin decreased from 64.9% to 64.0% for the year ended December 31, 2016 compared to the same period in 2015. The decrease during the period was primarily the result of changes in customer mix as we expanded our business including increased contributions from larger customers who typically receive higher discount levels, and increased costs associated with the expansion of manufacturing and operations capacity. These unfavorable changes were partially offset by improved service margins as we scale our services business. We expect our gross margins in the first quarter of 2017 will reflect some further increases in product costs as we continue to invest in expanded contract manufacturing and supply chain operations.

Operating Expenses (in thousands, except percentages)

	Year Ended December 31,
	2016		2015		Change in
	$	% of revenue	$	% of revenue	$	%
Operating expenses:
Research and development	$273,581	24.2%	$209,448	25.0%	$64,133	30.6%
Sales and marketing	130,887	11.6	109,084	13.0	21,803	20.0
General and administrative	75,239	6.7	75,720	9.0	(481)	(0.6)
Total operating expenses	$479,707	42.5%	$394,252	47.0%	$85,455	21.7%
Research and development.
Research and development expenses increased $64.1 million, or 30.6%, for the year ended December 31, 2016 compared to the same period in 2015. The increase was primarily due to an increase in personnel costs of $31.2 million resulting from an increase in compensation costs, including stock-based compensation and corporate bonus expense, primarily driven by headcount growth. Prototype spend and third-party engineering and consulting costs increased by $27.3 million, related to additional outsourced development projects, increased internal development activity related to new products and increased costs associated with litigation-related changes in product design. Facilities and IT infrastructure costs increased $3.1 million primarily due to continued expansion and support of our research and development activities.
Sales and marketing.
Sales and marketing expenses increased $21.8 million, or 20.0% for the year ended December 31, 2016 compared to the same period in 2015. The increase was primarily due to an increase in personnel costs of $21.0 million, reflecting increased compensation costs, including sales incentive compensation and corporate bonus expense, primarily driven by headcount growth and higher sales volumes. In addition, sales and customer engineering consulting expenses mostly related to international expansion increased by $1.3 million, and marketing promotion, trade shows and events increased by $1.1 million, as compared to the same period in 2015. The increase was partially offset by a decrease in product field demonstration costs of $1.7 million primarily related to significant costs incurred in the previous year due to several next generation product transitions.
General and administrative.
General and administrative expenses decreased $(0.5) million, or (0.6)%, for the year ended December 31, 2016 compared to the same period in 2015. The decrease was primarily due to a reduction in litigation expenses of $5.6 million during the year ended December 31, 2016 as compared to the same period in 2015. This decrease was primarily related to the timing of litigation activities associated with the Cisco and OptumSoft legal matters outlined in Note 5 to the Consolidated Financial Statements. This decrease was largely offset by an increase in personnel costs of $4.9 million in the year ended December 31, 2016 as compared to the same period in 2015. This reflects increased compensation costs, including increased stock-based compensation and corporate bonus expense, primarily driven by headcount growth.
Other Income (Expense), Net (in thousands, except percentages)

	Year Ended December 31,		Change in
	2016	2015	$	%
Other income (expense), net:
Interest expense	$(3,136)	$(3,152)	$16	(0.5)%
Other income (expense), net	1,952	(147)	2,099	(1,427.9)
Total other income (expense), net	$(1,184)	$(3,299)	$2,115	(64.1)%
Other income (expense), net improved during the year ended December 31, 2016 compared to 2015 primarily due to a net increase in interest income as we expanded our marketable securities portfolio.
Provision for Income Taxes (in thousands, except percentages)

	Year Ended December 31,		Change in
	2016	2015	$	%
Provision for income taxes	$58,036	$24,907	$33,129	133.0%
Effective tax rate	24.0%	17.1%
Provision for income taxes was approximately $58.0 million and $24.9 million for the year ended December 31, 2016 and 2015, respectively. The change in our provision was primarily due to an increase in profit before income taxes. The increase in the provision was also a result of additional state and foreign taxes, non-deductible permanent differences, offset by a shift in the geographic foreign earnings mix taxed at a lower rate than the U.S. tax rate. For further information regarding income taxes and the impact on our results of operations and financial position, see "Notes to Consolidated Financial Statements - Note 8, Income Taxes."

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenue, Cost of Revenue and Gross Profit (in thousands, except percentages)

	Year Ended December 31,
	2015		2014		Change in
	$	% of revenue	$	% of revenue	$	%
Revenue
Product	$744,877	88.9%	$531,543	91.0%	$213,334	40.1%
Service	92,714	11.1	52,563	9.0	40,151	76.4
Total revenue	837,591	100.0	584,106	100.0	253,485	43.4
Cost of revenue
Product	263,585	31.5	174,004	29.8	89,581	51.5
Service	30,446	3.6	18,011	3.1	12,435	69.0
Total cost of revenue	294,031	35.1	192,015	32.9	102,016	53.1
Gross profit	$543,560	64.9%	$392,091	67.1%	$151,469	38.6%
Gross margin	64.9%		67.1%

Revenue by Geography (in thousands, except percentages)

	Year Ended December 31,
	2015	% of Total	2014	% of Total
Americas	$646,919	77.3%	$465,544	79.7%
Europe, Middle East and Africa	128,400	15.3	74,555	12.8
Asia-Pacific	62,272	7.4	44,007	7.5
Total revenue	$837,591	100.0%	$584,106	100.0%
Revenue
Product revenue increased $213.3 million or 40.1% for the year ended December 31, 2015 compared to 2014. We increased shipments to our existing customers during the year as they continued to grow their businesses and increase their demand for our products and related accessories. In addition, we continued to add new customers as we expanded our market presence and geographic footprint. Service revenue increased 76.4% in the year ended December 31, 2015 with growth in initial and renewal support contracts as our customer installed base continued to expand. We also continued to experience fluctuations in product and service pricing due to competitive market pressures. However, these were more than offset by the increased demand drivers outlined above.
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

Research and development
Research and development expenses increased $60.5 million, or 40.7%, for the year ended December 31, 2015 compared to the same period in 2014. The increase was primarily due to an increase in personnel costs of $33.3 million, resulting from headcount growth, which drove an increase in compensation, including stock based compensation, as well as additional bonus expense under our corporate bonus plan. Prototype spend and third-party engineering and consulting costs increased by $14.2 million, and facilities and IT infrastructure costs increased $8.6 million due to new product introductions and the continued expansion and support of our research and development activities.
Sales and marketing
Sales and marketing expenses increased $23.7 million, or 27.8%, for the year ended December 31, 2015 compared to the same period in 2014. The increase was primarily due to an increase in personnel costs of $17.0 million, resulting from increased compensation, including sales commissions, which was driven by headcount growth and higher sales volumes. The increase also related to additional product field demonstration costs of $6.0 million.
General and administrative
General and administrative expenses increased $43.4 million, or 134.2%, for the year ended December 31, 2015 compared to the same period in 2014. The increase was due to an increase in legal fees of $39.8 million primarily related to the Cisco and OptumSoft legal matters outlined in Note 5 to the Consolidated Financial Statements. In addition, personnel costs increased by $4.1 million primarily reflecting additional corporate bonus expense and increased stock-based compensation charges during 2015.
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
Provision for income taxes was approximately $24.9 million and $34.7 million for the year ended December 31, 2015 and 2014, respectively. The decrease in our provision was the result of foreign mix earnings taxed at a lower rate than the US tax rate, release of reserves due to expiration of the statute of limitations in certain domestic jurisdictions, and reinstatement of the federal R&D credit during 2015. These decreases were partially offset by an increase in the provision due to increased profit before income taxes.
Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents, marketable securities, and cash generated from operations. As of December 31, 2016, cash and cash equivalents were $567.9 million, of which approximately $111.7 million was held outside the U.S. in our foreign subsidiaries. We have not repatriated nor do we currently have plans to repatriate these funds, but if we were to repatriate cash held outside of the U.S. for domestic cash operations, we would be required to accrue and pay U.S. income taxes to repatriate these funds less any previously paid foreign income taxes. We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2016 to be indefinitely reinvested, and, accordingly, no U.S. income taxes have been provided thereon.
Our cash and cash equivalents and marketable securities are held for working capital purposes. We plan to continue to invest for long-term growth. We believe that our existing cash and cash equivalents together with cash flow from operations will be sufficient to meet our working capital requirements and our growth strategies for the foreseeable future. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced product and service offerings, our costs associated with supply chain activities and manufacturing operations, our costs related to investing in or acquiring complementary or strategic businesses and technologies, the continued market acceptance of our products, and costs incurred related to outstanding litigation claims. If we require or elect to seek additional capital through debt or equity financing in the future, we may not be able to raise capital on terms acceptable to us or at all. If we are required and unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.
Cash Flows

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash provided by operating activities	$131,440	$200,533	$131,875
Cash provided by (used in) investing activities	(325,979)	184,170	(249,362)
Cash provided by financing activities	75,600	63,105	243,978
Effect of exchange rate changes	(464)	(513)	(124)
Net increase (decrease) in cash and cash equivalents	$(119,403)	$447,295	$126,367
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
During the year ended December 31, 2016, cash provided by operating activities was $131.4 million, primarily from net income of $184.2 million with non-cash adjustments to net income of $15.7 million, partially offset by a net decrease in cash from changes in our operating assets and liabilities of $68.4 million. The decrease in cash from changes in operating assets and liabilities was primarily due to an increase in working capital requirements with accounts receivable up $108.9 million, inventories up $144.4 million and inventory deposits (included in prepaid expenses and other assets) up $63.1 million. These increases reflect substantial growth in the business and the expansion of our manufacturing and supply chain activities at our new contract manufacturer. These working capital increases were partially offset by an increase in deferred revenue of $176.1 million reflecting ongoing growth in service and support contracts and a significant increase in product deferred revenue related to contract acceptance terms. Other significant changes in operating assets and liabilities largely related to the overall growth of the business including an increase in accounts payable of $38.7 million, an increase in income taxes payable of $42.7 million, an increase in accrued liabilities of $30.6 million offset by further increases in prepaid expenses and current assets of $54.8 million which was primarily driven by an increase in deferred cost of inventory associated with the increased product revenue deferrals referenced above.
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
During the year ended December 31, 2016, cash used in investing activities was $326.0 million, consisting of purchases of available-for-sale securities of $439.7 million, purchases of property, equipment and other assets of $21.4 million, and an additional investment in a privately held company of $2.5 million. Cash used was offset by cash provided by proceeds from the maturity of available-for-sale securities of $137.9 million.
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
Cash Flows from Financing Activities
During the year ended December 31, 2016, cash provided by financing activities was $75.6 million, consisting primarily of the excess tax benefit associated with equity incentive plans of $42.9 million, proceeds from the exercise of stock options, net of repurchases, of $24.9 million, and proceeds from the issuance of common stock from our ESPP of $10.3 million.
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
Off-Balance Sheet Arrangements
As of December 31, 2016, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
Our contractual commitments will have an impact on our future liquidity. Our contractual obligations represent material expected or contractually committed future obligations with terms in excess of one year. We believe that we will be able to fund these obligations through cash generated from operations and from our existing cash balances.
The following summarizes our contractual obligations and commitments as of December 31, 2016 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Financing lease obligation(1)	$43,626	$5,933	$12,406	$13,151	$12,136
Operating lease obligations	50,131	7,867	14,262	12,256	15,746
Non-cancelable purchase obligations	261,868	261,868	—	—
Total	$355,625	$275,668	$26,668	$25,407	$27,882
_________________
(1) Includes interest and land lease
The contractual obligation table above excludes tax liabilities of $16.1 million related to uncertain tax positions because we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.

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
Revenue Recognition
We generate revenue from sales of our products which incorporate our EOS software and accessories such as cables and optics to direct customers and channel partners together with post contract customer support (“PCS”). We typically sell products and PCS in a single transaction. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery or performance has occurred; the sales price is fixed or determinable; and collectability is reasonably assured.
We define each of the four criteria above as follows:

•
Persuasive evidence of an arrangement exists. Evidence of an arrangement consists of stand-alone purchase orders or purchase orders issued pursuant to the terms and conditions of a master sales agreement. It is our practice to identify an end customer prior to shipment to a reseller or distributor.

•
Delivery or performance has occurred. We use shipping documents or written evidence of customer acceptance, when applicable, to verify delivery or performance. We recognize product revenue upon transfer of title and risk of loss, which primarily is upon shipment to customers. We generally do not have significant obligations for future performance, rights of return, or pricing credits associated with our product sales. In instances where substantive acceptance provisions are specified in the customer arrangement, revenue and deferred cost of revenue is deferred until all acceptance criteria have been met.

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
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers,” which replaces current revenue recognition guidance. ASU 2014-09 requires revenue to be recognized when a customer obtains control of the promised goods or services. The amount of revenue recognized is limited to the final consideration received in exchange for the goods and services.
Management’s assessments of the potential impacts of the standard is underway. The standard is expected to impact the amount and timing of revenue recognized and the related disclosures on our consolidated financial statements.
We will adopt ASU 2014-09 during the first quarter of 2018 and we expect to adopt this new standard using the modified retrospective method that will result in a cumulative effect adjustment as of the date of adoption.
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
Fair Value
The fair value of stock options are estimated on the grant date using the Black-Scholes-Merton option-pricing model. This model requires the input of subjective assumptions, including the expected term of the option and the expected volatility of the price of our common stock.
Expected Term
The expected term represents the period that our equity grants are expected to be outstanding. For option grants that are considered to be “simple,” we used the simplified method to determine the expected term which calculates the expected term as the average of the time-to-vesting and the contractual life of the options. For option grants that are not considered “simple,” the expected term is based on historical option exercise behavior and post-vesting cancellations of options by employees. For ESPP grants, the expected term is based on the length of the each purchase period with an offering period.
Expected Volatility
Our volatility has historically been derived from the average historical stock volatilities of a peer group of public companies within our industry that we consider to be comparable to our business over a period equivalent to the expected term of the stock-based grants. In late 2016, as sufficient but limited historical information became available, we transitioned our expected volatility model to include a combination of our peer group, and the limited historical and implied volatility of our common stock.
In addition to the assumptions used above, we have through fiscal 2016 applied an estimated forfeiture rate to calculate the stock-based compensation expense for our equity awards. Our forfeiture rate is based on an analysis of our actual forfeitures. We account for forfeitures as they occur and calculate a cumulative adjustment as it relates to equity transactions where prior forfeitures rates have previously and cumulatively been applied.
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
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Substantially all of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the U.S. and to a lesser extent in Europe and Asia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of an immediate 10% adverse change in foreign exchange rates on monetary assets and liabilities at December 31, 2016 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements. While we have not engaged in the hedging of our foreign currency transactions to date, we may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar.
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
As of December 31, 2016, we had approximately $299.9 million invested in available-for-sale marketable securities. The effect of an immediate 10% change in interest rates at December 31, 2016 would not have a material adverse impact on our future operating results and cash flows. As of December 31, 2016, we did not hold or issue financial instruments for trading purposes.
Investments in Privately Held Companies
Our non-marketable equity investments in privately held companies are recorded in investments, non-current in our consolidated balance sheets and are accounted for using the cost method. As of December 31, 2016, the total carrying amount of our investments in privately held companies was $36.1 million.
Some of the privately held companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately held companies is based on the fundamentals of the businesses invested in, including among other factors, the nature of their technologies and potential for financial return.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Arista Networks, Inc.

We have audited the accompanying consolidated balance sheets of Arista Networks, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arista Networks, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arista Networks, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
February 17, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Arista Networks, Inc.

We have audited Arista Networks, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Arista Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, Arista Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arista Networks, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of Arista Networks, Inc. and our report dated February 17, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
February 17, 2017

ARISTA NETWORKS, INC.
Consolidated Balance Sheets
(In thousands, except par value)

	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$567,923	$687,326
Marketable securities	299,910	—
Accounts receivable, net of allowances of $1,521 and $1,529, respectively	253,119	144,263
Inventories	236,490	92,129
Prepaid expenses and other current assets	168,684	50,610
Total current assets	1,526,126	974,328
Property and equipment, net	76,961	79,706
Investments	36,136	36,636
Deferred tax assets	70,960	48,429
Other assets	18,824	20,791
TOTAL ASSETS	$1,729,007	$1,159,890
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$79,457	$43,966
Accrued liabilities	90,951	60,971
Deferred revenue	273,350	122,049
Other current liabilities	15,795	8,025
Total current liabilities	459,553	235,011
Income taxes payable	14,498	14,060
Lease financing obligations, non-current	39,593	41,210
Deferred revenue, non-current	99,585	74,759
Other long-term liabilities	7,958	6,698
TOTAL LIABILITIES	621,187	371,738
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100,000 shares authorized and no shares issued and outstanding as of December 31, 2016 and 2015	—	—
Common stock, $0.0001 par value—1,000,000 shares authorized as of December 31, 2016 and 2015; 70,811 and 68,132 shares issued and outstanding as of December 31, 2016 and December 31, 2015	7	7
Additional paid-in capital	674,183	537,904
Retained earnings	435,105	250,916
Accumulated other comprehensive loss	(1,475)	(675)
TOTAL STOCKHOLDERS’ EQUITY	1,107,820	788,152
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,729,007	$1,159,890
The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Product	$991,337	$744,877	$531,543
Service	137,830	92,714	52,563
Total revenue	1,129,167	837,591	584,106
Cost of revenue:
Product	369,768	263,585	174,004
Service	36,283	30,446	18,011
Total cost of revenue	406,051	294,031	192,015
Gross profit	723,116	543,560	392,091
Operating expenses:
Research and development	273,581	209,448	148,909
Sales and marketing	130,887	109,084	85,338
General and administrative	75,239	75,720	32,331
Total operating expenses	479,707	394,252	266,578
Income from operations	243,409	149,308	125,513
Other income (expense), net:
Interest expense	(3,136)	(3,152)	(6,280)
Other income (expense), net	1,952	(147)	2,275
Total other income (expense), net	(1,184)	(3,299)	(4,005)
Income before provision for income taxes	242,225	146,009	121,508
Provision for income taxes	58,036	24,907	34,658
Net income	$184,189	$121,102	$86,850
Net income attributable to common stockholders:
Basic	$182,965	$119,115	$68,889
Diluted	$183,039	$119,264	$70,524
Net income per share attributable to common stockholders:
Basic	$2.66	$1.81	$1.42
Diluted	$2.50	$1.67	$1.29
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	68,771	65,964	48,427
Diluted	73,222	71,411	54,590

The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2016	2015	2014

Net income	$184,189	$121,102	$86,850
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(348)	(494)	(217)
Net change in unrealized gains (losses) on available-for-sale securities	(452)	153	(153)
Other comprehensive loss	(800)	(341)	(370)
Comprehensive income	$183,389	$120,761	$86,480

The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—December 31, 2013	24,000	$5,992	31,927	$3	$28,737	$42,964	$36	$77,732
Net income	—	—	—	—	—	86,850	—	86,850
Other comprehensive income, net of tax	—	—	—	—	—	—	(370)	(370)
Issuance of common stock from initial public offering, net of offering costs	—	—	6,038	1	239,054	—	—	239,055
Conversion of convertible preferred stock into common stock upon initial public offering	(24,000)	(5,992)	24,000	3	5,989	—	—	—
Conversion of notes payable and accrued interest into common stock upon initial public offering	—	—	1,543	—	66,338	—	—	66,338
Conversion of notes payable and accrued interest, related party, into common stock upon initial public offering	—	—	701	—	30,153	—	—	30,153
Tax benefit for equity incentive plans	—	—	—	—	17,358	—	—	17,358
Stock-based compensation	—	—	—	—	27,619	—	—	27,619
Issuance of common stock in connection with employee equity incentive plans	—	—	1,319	—	6,828	—	—	6,828
Vesting of stock options and restricted stock	—	—	—	—	4,095	—	—	4,095
Balance—December 31, 2014	—	—	65,528	7	426,171	129,814	(334)	555,658
Net income	—	—	—	—	—	121,102	—	121,102
Other comprehensive loss, net of tax	—	—	—	—	—	—	(341)	(341)
Tax benefit for equity incentive plans	—	—	—	—	37,003	—	—	37,003
Stock-based compensation	—	—	—	—	45,303	—	—	45,303
Issuance of common stock in connection with employee equity incentive plans	—	—	2,577	—	27,201	—	—	27,201
Vesting of stock options and restricted stock	—	—	27	—	2,226	—	—	2,226
Balance—December 31, 2015	—	—	68,132	7	537,904	250,916	(675)	788,152
Net income	—	—	—	—	—	184,189		184,189
Other comprehensive loss, net of tax	—	—	—	—	—	—	(800)	(800)
Tax benefit for equity incentive plans	—	—	—	—	42,084	—	—	42,084
Stock-based compensation	—	—	—	—	59,032	—	—	59,032
Issuance of common stock in connection with employee equity incentive plans	—	—	2,694	—	35,181	—	—	35,181
Minimum tax withholding paid for net share settlement of equity awards	—	—	(15)	—	(1,100)	—	—	(1,100)
Vesting of stock options and restricted stock	—	—	—	—	1,082	—	—	1,082
Balance—December 31, 2016	—	$—	70,811	$7	$674,183	$435,105	$(1,475)	$1,107,820

The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$184,189	$121,102	$86,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,749	13,671	10,021
Stock-based compensation	59,032	45,303	27,619
Deferred income taxes	(21,720)	(24,409)	(6,774)
Excess tax benefit on stock based-compensation	(42,855)	(37,251)	(17,436)
Amortization of investment premiums	1,493	1,471	348
Realized gain on notes receivable	—	—	(4,000)
Amortization of debt discount	—	—	527
Write-off of debt discount on notes payable	—	—	680
Changes in operating assets and liabilities:
Accounts receivable, net	(108,856)	(47,281)	(18,984)
Inventories	(144,361)	(14,123)	(13,425)
Prepaid expenses and other current assets	(115,074)	(7,827)	(15,257)
Other assets	2,866	(3,087)	(4,261)
Accounts payable	38,678	9,037	14,007
Accrued liabilities	30,629	20,398	18,874
Deferred revenue	176,126	90,340	47,564
Income taxes payable	42,650	32,018	4,377
Other liabilities	8,894	1,171	2,105
Interest payable	—	—	(960)
Net cash provided by operating activities	131,440	200,533	131,875
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from marketable securities	137,855	208,200	—
Purchases of marketable securities	(439,711)	—	(210,019)
Purchases of property and equipment	(21,419)	(19,989)	(13,134)
Other investing activities	(2,500)	—	(38,249)
Proceeds from repayment of notes receivable	—	—	8,000
Change in restricted cash	(204)	(4,041)	4,040
Net cash provided by (used in) investing activities	(325,979)	184,170	(249,362)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of lease financing obligations	(1,336)	(1,086)	(793)
Proceeds from issuance of common stock upon exercising options, net of repurchases	24,855	17,835	8,020
Minimum tax withholding paid on behalf of employees for net share settlement	(1,100)	—	—
Proceeds from issuance of common stock, employee stock purchase plan	10,326	9,366	—
Excess tax benefit on stock-based compensation	42,855	37,251	17,436
Proceeds from initial public offering, net of issuance cost	—	(261)	239,315
Repayment on notes payable	—	—	(20,000)
Net cash provided by financing activities	75,600	63,105	243,978
Effect of exchange rate changes	(464)	(513)	(124)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(119,403)	447,295	126,367
CASH AND CASH EQUIVALENTS—Beginning of year	687,326	240,031	113,664
CASH AND CASH EQUIVALENTS—End of year	$567,923	$687,326	$240,031

ARISTA NETWORKS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2016	2015	2014
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$39,638	$6,591	$44,770
Cash paid for interest— lease financing obligation	$2,916	$2,999	$2,809
Cash paid for interest— notes payable	$—	$—	$3,639
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment included in accounts payable and accrued liabilities	$869	$3,957	$1,638
Vesting of early exercised stock options and restricted stock awards	$1,082	$2,226	$4,095
Conversion of notes payable and accrued interest to common stock upon initial public offering	$—	$—	$66,338
Conversion of notes payable and accrued interest, related party, to common stock upon initial public offering	$—	$—	$30,153
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$—	$5,992
Acquisition of building with financing obligation	$—	$—	$456
Unpaid deferred offering costs	$—	$—	$261

The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Notes to Consolidated Financial Statements

1.    Organization and Summary of Significant Accounting Policies
Organization
Arista Networks, Inc. (together with our subsidiaries, “we,” “our” or “us”) is a supplier of cloud networking solutions that use software innovations to address the needs of large-scale Internet companies, cloud service providers and next-generation enterprise. Our cloud networking solutions consist of our Extensible Operating System, a set of network applications and our 10/25/40/50/100 Gigabit Ethernet switching and routing platforms. We were incorporated in October 2004 in the State of California under the name Arastra, Inc. In March 2008, we reincorporated in the State of Nevada and in October 2008 changed our name to Arista Networks, Inc. We reincorporated in the state of Delaware in March 2014. Our corporate headquarters are located in Santa Clara, California, and we have wholly-owned subsidiaries throughout the world, including North America, Europe, Asia and Australia.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Arista Networks, Inc. and its wholly owned subsidiaries and are prepared in accordance with U.S. generally accepted accounting principles (GAAP). All significant intercompany accounts and transactions have been eliminated.
During fiscal 2015 and 2014, certain reclassifications of prior period amounts were made to conform to the current period presentation. There were no reclassifications during fiscal 2016.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Those estimates and assumptions include, but are not limited to, revenue recognition and deferred revenue; allowance for doubtful accounts and sales return reserve; determination of fair value for stock-based awards; accounting for income taxes, including the valuation allowance on deferred tax assets and reserves for uncertain tax positions; valuation of inventory; valuation of warranty accruals; contract manufacturing liabilities; and recognition and measurement of contingent liabilities. We evaluate our estimates and assumptions based on historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from those estimates.

Concentrations of Business and Credit Risk
We work closely with third-party contract manufacturing suppliers to manufacture our products. As of December 31, 2016 and December 31, 2015, we had three and two suppliers, respectively, who provided substantially all of our electronic manufacturing services. Our contract manufacturing suppliers deliver our products to our third party direct fulfillment facilities.  We and our fulfillment partners then perform labeling, final configuration, quality assurance testing and shipment to our customers. Our products rely on key components, including certain integrated circuit components and power supplies, some of which our contract manufacturers purchase on our behalf from a limited number of suppliers, including certain sole source providers. We do not have guaranteed supply contracts with any of our component suppliers, and our suppliers could delay shipments or cease manufacturing such products or selling them to us at any time. If we are unable to obtain a sufficient quantity of these components on commercially reasonable terms or in a timely manner, or if we are unable to obtain alternative sources for these components, sales of our products could be delayed or halted entirely or we may be required to redesign our products. Quality or performance failures of our products or changes in our contractors’ or vendors’ financial or business condition could disrupt our ability to supply quality products to our customers. Any of these events could result in lost sales and damage to our end-customer relationships, which would adversely impact our business, financial condition and results of operations.
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

	Revenue			Accounts Receivable
	Year Ended December 31,			December 31,
	2016	2015	2014	2016	2015
Customer A	16%	12%	15%	36%	30%
Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income. Unrealized gains and losses on available-for-sale investments and foreign currency translation adjustments are included in our other comprehensive income or loss.
Cash and Cash Equivalents
We consider all highly liquid investments with stated maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with various financial institutions and highly liquid investments in money market funds. Interest is accrued as earned. We have restricted cash pledged as collateral representing a security deposit required for a facility lease. As of December 31, 2016 and 2015, we had classified the restricted cash of $4.2 million and $4.0 million, respectively, as other assets in our accompanying consolidated balance sheet.

Marketable Securities
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
Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We apply fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. These assets and liabilities include cash and cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued liabilities. Cash equivalents, accounts receivable, accounts payable and accrued liabilities are stated at carrying amounts as reported in the consolidated financial statements, which approximates fair value due to their short-term nature.
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
Transaction re-measurement-Assets and liabilities denominated in a currency other than the foreign subsidiaries’ functional currency are re-measured into the functional currency using exchange rates in effect at the end of the reporting period, with gains and losses recorded in other income (expense), net in the consolidated statements of income. We recognized$0.7 million, $0.5 million, and $0.6 million, in transaction losses for the years ended December 31, 2016, 2015 and 2014, respectively.
Translation-Assets and liabilities of subsidiaries denominated in foreign functional currencies are translated into U.S. dollars at the closing exchange rate on the balance sheet date and equity related balances are translated at historical exchange rates. Revenues, costs and expenses in foreign functional currencies are translated using average exchange rates that approximate those in effect during the period. Translation adjustments are accumulated as a separate component of accumulated other comprehensive income within stockholders’ equity.

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
Our contract manufacturers procure components and assemble products on our behalf based on our forecasts.  We generally incur a liability when the contract manufacturer has converted the component inventory to a finished product.  Historically, we have recorded a liability and have reimbursed our contract manufacturer for component inventory that has been rendered excess or obsolete due to manufacturing and engineering change orders resulting from design changes, or in cases where inventory levels greatly exceed our forecasts.
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
For the years ended December 31, 2016, 2015 and 2014, we recorded inventory write-downs of $12.1 million, $9.0 million and $2.8 million, respectively.  In addition, our contract manufacturer and supplier liabilities totaled $6.3 million and $3.8 million as of December 31, 2016 and 2015, respectively.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally from one to five years. Our building is depreciated over 30 years and leasehold improvements are depreciated over the shorter of the estimated useful lives of the improvements or the remaining lease term. The leased building under our build to suit lease is capitalized and included in property and equipment as we were involved in the construction funding and did not meet the “sale-leaseback” criteria.
Investments
Our investments in privately held companies are accounted for under the cost method and are included in investments, non-current in the accompanying consolidated balance sheets. Our investments under the cost method are recorded at historical cost at the time of investment.
Impairment of Long-Lived Assets and Investments
The carrying amounts of our long-lived assets, including property and equipment and investments in privately held companies, are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over their remaining lives. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No impairment of any long-lived assets or investments was identified for any of the periods presented.
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

Revenue Recognition
We generate revenue from sales of our products which incorporate our EOS software and accessories such as cables and optics to direct customers and channel partners together with post contract customer support (“PCS”). We typically sell products and PCS in a single transaction. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery or performance has occurred; the sales price is fixed or determinable; and collectability is reasonably assured.
We define each of the four criteria above as follows:

•
Persuasive evidence of an arrangement exists. Evidence of an arrangement consists of stand-alone purchase orders or purchase orders issued pursuant to the terms and conditions of a master sales agreement. It is our practice to identify an end customer prior to shipment to a reseller or distributor.

•
Delivery or performance has occurred. We use shipping documents or written evidence of customer acceptance, when applicable, to verify delivery or performance. We recognize product revenue upon transfer of title and risk of loss, which primarily is upon shipment to customers. We generally do not have significant obligations for future performance, rights of return or pricing credits associated with our product sales. In instances where substantive acceptance provisions are specified in the customer arrangement, revenue and the related cost of revenue is deferred until all acceptance criteria have been met.

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
Post-Employment Benefits
We have a 401(k) Plan that covers substantially all of our employees in the U.S. For the years ended December 31, 2016, 2015 and 2014, we did not provide a discretionary company match to employee contributions. Effective January 1, 2017, we have elected to match 100% of employees' contributions up to a maximum of 3% of an employee's annual salary. Matching contributions will be immediately vested.
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
Stock-Based Compensation
Compensation expense related to stock-based transactions, including stock options, restricted stock units ("RSUs"), restricted stock awards (“RSAs”), and stock purchase rights under our employee stock purchase program is measured and recognized in the financial statements based on the fair value of the equity granted, net of estimated forfeitures, on a straight-line basis over the requisite service periods of the awards, which typically ranges from two to five years. Under ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, beginning the first quarter of fiscal 2017 we have elected to account for forfeitures as they occur and will no longer include an estimate of future forfeitures in the fair value measurement.
    Excess tax benefits associated with stock option exercises and other equity awards are recognized in additional paid in capital. The income tax benefits resulting from stock awards that were credited to stockholders' equity were $42.1 million, $37.0 million and $17.4 million, for the years ended December 31, 2016, 2015 and 2014, respectively. With the adoption of ASU 2016-09, effective January 1, 2017 on a prospective basis, excess tax benefits generated from stock option exercises and other equity awards will be recorded as provision of income taxes in the income statement, rather than equity.

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
Net Income per Share of Common Stock
Basic and diluted net income per share attributable to common stockholders is calculated in conformity with the two-class method required for participating securities. Our shares of common stock subject to repurchase are considered participating securities. In addition, our convertible preferred stock prior to conversion to common shares upon our initial public offering in June 2014, were also considered to be participating securities. Under the two-class method, net income attributable to common stockholders is calculated as net income less earnings attributable to participating securities. In computing diluted net income attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding, including potential dilutive common shares assuming the dilutive effect of outstanding stock options, restricted stock units, and employee stock purchase plan using the treasury stock method. For purposes of this calculation, these amounts are excluded from the calculation of diluted net income per share of common stock if their effect is antidilutive.
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
Management’s assessments of potential impacts of the standards are underway. The standards are expected to impact the amount and timing of revenue recognized and the related disclosures on our consolidated financial statements.
We will adopt ASU 2014-09 during the first quarter of 2018 and expect to adopt the guidance under the modified retrospective method which we anticipate will result in a cumulative effect adjustment as of the date of adoption.
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
Based on our assessment of the above standard, guidance related to forfeitures will be adopted under a modified retrospective transition method and a cumulative adjustment to beginning retained earnings will be recorded on the day of adoption. Effective January 1, 2017, we will account for forfeitures as they occur and will calculate a cumulative adjustment as it relates to equity transactions where prior forfeitures rates have previously and cumulatively been applied.
With the adoption of ASU 2016-09, we will prospectively record excess tax benefits generated from stock option exercises and other equity awards as a provision to income tax in the income statement, rather than equity.  In addition, we will apply the guidance under a modified retrospective transition method and account for previously unrecognized excess tax benefits through a cumulative-effect adjustment to beginning retained earnings.
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

2.    Fair Value Measurements
We measure and report our cash equivalents, restricted cash, and available-for-sale marketable securities at fair value. The following table set forth the fair value of our financial assets by level within the fair value hierarchy (in thousands):

	December 31, 2016
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$305,182	$—	$—	$305,182
Money market funds-restricted	4,245	—	—	4,245
Commercial Paper	5,962	—	—	5,962
U.S. government notes	110,756	—	—	110,756
Corporate bonds	—	183,192	—	183,192
Total financial assets	$426,145	$183,192	$—	$609,337

	December 31, 2015
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$104,156	$—	$—	$104,156
U.S. government notes	4,041	—	—	4,041
Total financial assets	$108,197	$—	$—	$108,197

3.    Balance Sheet Components
Marketable Securities
The following table summarizes the unrealized gains and losses and fair value of our available-for-sale marketable securities (in thousands):

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$5,962	$—	$—	$5,962
U.S. government notes	110,945	5	(194)	110,756
Corporate bonds	183,455	109	(372)	183,192
Total marketable securities	$300,362	$114	$(566)	$299,910
There were no marketable securities as of December 31, 2015. We did not realize any other-than-temporary losses on our marketable securities for the year ended December 31, 2016 and 2015. None of our marketable securities were in continuous unrealized loss positions for greater than twelve months as of December 31, 2016 and 2015.
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
As of December 31, 2016, the contractual maturities of our investments did not exceed 24 months. The fair values of available-for-sale investments, by remaining contractual maturity, are as follows (in thousands):

December 31, 2016
Due in 1 year or less	$140,879
Due in 1 year through 2 years	159,031
Total marketable securities	$299,910

The weighted average remaining duration of our current marketable securities is approximately 0.9 years as of December 31, 2016. As we view these securities as available to support current operations, we classify securities with maturities beyond 12 months as current assets under the caption marketable securities in the accompanying consolidated balance sheets.
Accounts Receivable, net
Accounts receivable, net consists of the following (in thousands):

	December 31,
	2016	2015
Accounts receivable	$254,640	$145,792
Allowance for doubtful accounts	(204)	(963)
Product sales return reserve	(1,317)	(566)
Accounts receivable, net	$253,119	$144,263
 Allowance for Doubtful Accounts
Activity in the allowance for doubtful accounts consists of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance at the beginning of year	$963	$1,063	$810
Charged (credited) to expense	(292)	335	860
Deductions (write-offs)	(467)	(435)	(607)
Balance at the end of year	$204	$963	$1,063
Product Sales Return Reserve
Activity in the sales return reserve consists of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance at the beginning of year	$566	$2,031	$1,529
Charged against revenue	3,791	2,798	4,063
Deductions	(4,371)	(2,283)	(2,943)
Change in estimate	1,331	(1,980)	(618)
Balance at the end of year	$1,317	$566	$2,031
Inventories
Inventories consist of the following (in thousands):

	December 31,
	2016	2015
Raw materials	$99,190	$29,831
Finished goods	137,300	62,298
Total inventories	$236,490	$92,129

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in thousands):

	December 31,
	2016	2015
Inventory deposit	$60,315	$—
Prepaid income taxes	17,383	14,150
Other current assets	79,140	29,270
Other prepaid expenses and deposits	11,846	7,190
Total prepaid expenses and other current assets	$168,684	$50,610
Property and Equipment, net
    Property and equipment, net consists of the following (in thousands):

	December 31,
	2016	2015
Equipment and machinery	$40,721	$29,101
Computer hardware and software	17,420	12,630
Furniture and fixtures	2,879	2,380
Leasehold improvements	29,498	24,372
Building	35,154	35,154
Construction-in-process	421	6,408
Property and equipment, gross	126,093	110,045
Less: accumulated depreciation	(49,132)	(30,339)
Property and equipment, net	$76,961	$79,706
Depreciation expense was $19.4 million, $13.4 million and $10.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Accrued payroll related costs	$52,854	$39,479
Accrued warranty costs	6,744	4,718
Accrued manufacturing costs	14,824	6,397
Accrued professional fees	6,829	4,875
Accrued taxes	1,098	1,347
Other	8,602	4,155
Total accrued liabilities	$90,951	$60,971
Warranty Accrual
The following table summarizes the activity related to our accrued liability for estimated future warranty costs (in thousands):

	Year Ended December 31,
	2016	2015
Warranty accrual, beginning of year	$4,718	$3,204
Liabilities accrued for warranties issued during the year	$5,421	3,973
Warranty costs incurred during the year	(3,395)	(2,459)
Warranty accrual, end of year	$6,744	$4,718

There were no significant specific product warranty reserves recorded for the years ended December 31, 2016 or 2015.

4.    Investments
Investments in Privately Held Companies
As of December 31, 2016 and 2015, we held non-marketable equity investments of approximately $36.1 million and $33.6 million, respectively, in privately held companies which are accounted for under the cost method. During the year ended 2016 we made an additional investment of $2.5 million in one of these companies. To date, we have not recognized any impairment losses on our investments.

5.    Commitments and Contingencies
Operating Leases
We lease various operating spaces in North America, Europe, Asia and Australia under non-cancelable operating lease arrangements that expire on various dates through 2025. These arrangements require us to pay certain operating expenses, such as taxes, repairs, and insurance and contain renewal and escalation clauses. We recognize rent expense under these arrangements on a straight-line basis over the term of the lease.
As of December 31, 2016, the aggregate future minimum payments under non-cancelable operating leases consist of the following (in thousands):

Years Ending December 31,
2017	$7,867
2018	7,373
2019	6,889
2020	6,552
2021	5,704
Thereafter	15,746
Total minimum future lease payments	$50,131
We recognize rent expense under these arrangements on a straight-line basis over the term of the lease. Rent expense for all operating leases amounted to $8.1 million, $5.4 million and $2.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Financing Obligation—Build-to-Suit Lease
In August 2012, we executed a lease for a building then under construction in Santa Clara, California to serve as our headquarters. The lease term is 120 months and commenced in August 2013. Based on the terms of the lease agreement and due to our involvement in certain aspects of the construction, we were deemed the owner of the building (for accounting purposes only) during the construction period. Upon completion of construction in 2013, we concluded that we had forms of continued economic involvement in the facility, and therefore did not meet with the provisions for sale-leaseback accounting. We continue to maintain involvement in the property post construction and lack transferability of the risks and rewards of ownership, due to our required maintenance of a $4.0 million letter of credit, in addition to our ability and option to sublease our portion of the leased building for fees substantially higher than our base rate. Therefore, the lease is accounted for as a financing obligation and lease payments will be attributed to (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense, representing an imputed cost to lease the underlying land of the building. At the conclusion of the initial lease term, we will de-recognize both the net book values of the asset and the remaining financing obligation.
As of December 31, 2016 and 2015, we have recorded assets of $53.4 million, representing the total costs of the building and improvements incurred, including the costs paid by the lessor (the legal owner of the building) and additional improvement costs paid by us, and a corresponding financing obligation of $41.2 million and $42.5 million, respectively. As of December 31, 2016, $1.6 million and $39.6 million were recorded as short-term and long-term financing obligations, respectively.
Land lease expense under our lease financing obligation amounted to $1.3 million, $1.3 million and $1.2 million for the years ended December 31, 2016, 2015 and 2014 respectively.

As of December 31, 2016, the future minimum payments due under the lease financing obligation were as follows (in thousands):

Years Ending December 31,
2017	$5,933
2018	6,113
2019	6,293
2020	6,477
2021	6,674
Thereafter	12,136
Total payments	43,626
Less: interest and land lease expense	(26,045)
Total payments under facility financing obligations	17,581
Property reverting to landlord	23,630
Present value of obligation	41,211
Less current portion	(1,618)
Long-term portion of obligation	$39,593
Purchase Commitments
We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf based on our forecasts in order to reduce manufacturing lead times and ensure adequate component supply. We issue purchase orders to our contract manufacturers for finished product and a significant portion of these orders consist of firm non-cancelable commitments. In addition, we purchase strategic component inventory from certain suppliers under purchase commitments that in some cases are non-cancelable, including integrated circuits, which are consigned to our contract manufacturers. As of December 31, 2016, we had non-cancelable purchase commitments of $261.9 million. In addition, we have provided deposits to secure our obligations to purchase inventory. We had $63.1 million and $2.3 million in deposits as of December 31, 2016 and December 31, 2015, respectively. These deposits are classified in other current and long term assets in our accompanying audited consolidated balance sheets.
Guarantees
We have entered into agreements with some of our direct customers and channel partners that contain indemnification provisions relating to potential situations where claims could be alleged that our products infringe the intellectual property rights of a third party. We have at our option and expense the ability to repair any infringement, replace product with a non-infringing equivalent-in-function product or refund our customers all or a portion of the value of the product. Other guarantees or indemnification agreements include guarantees of product and service performance and standby letters of credit for leased facilities and corporate credit cards. We have not recorded a liability related to these indemnification and guarantee provisions and our guarantee and indemnification arrangements have not had any significant impact on our consolidated financial statements to date.
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

Cisco Systems, Inc. v. Arista Networks, Inc. (Case No. 5:14-cv-05344) (“’44 Case”)
On December 5, 2014, Cisco filed a complaint against us in the District Court for the Northern District of California alleging that we infringe numerous copyrights pertaining to Cisco’s “Command Line Interface” or “CLI” and U.S. Patent Nos.  7,047,526 and 7,953,886 (respectively, “the ’526 patent” and “the ’886 patent”). As relief for our alleged patent infringement in the ’44 Case, Cisco seeks lost profits and/or reasonable royalty damages in an unspecified amount including treble damages, attorney’s fees, and associated costs as well as injunctive relief. As relief for our alleged copyright infringement, Cisco seeks monetary damages for alleged lost profits, profits from our alleged infringement, statutory damages, attorney's fees, and associated costs.
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
As described below, on May 25, 2016, our petition for Inter Partes Review (“IPR”) of the ’886 patent was instituted by the United States Patent Trial and Appeal Board (“PTAB”). Cisco subsequently agreed to dismiss its claims as to the ‘886 patent with prejudice.
Summary judgment cross-motions in the ’44 Case were heard on August 4, 2016, and the Court denied all motions brought by both sides. Trial began on November 28, 2016, and the jury rendered its verdict on December 14, 2016. The jury found that Arista had proven its copyright defense of scenes a faire and that Cisco had failed to prove infringement of the ’526 patent, and on that basis judgment was entered in Arista’s favor on all claims on December 19, 2016.
On January 17, 2017, Cisco filed a motion for judgment as a matter of law, challenging the sufficiency of the evidence in support of Arista's scenes a faire defense. Cisco did not file any post-trial motion regarding the ’526 patent, nor did it file a motion for a new trial. We also filed a motion for judgment as a matter of law on several issues. The hearing on both parties’ motions is currently set for April 27, 2017.
Arista Networks, Inc. v. Cisco Systems, Inc. (Case No. 5:16-cv-00923) (“’23 Case”)
On February 24, 2016, we filed a complaint against Cisco in the District Court for the Northern District of California alleging antitrust violations and unfair competition. On April 13, 2016, Cisco filed a motion to stay the ’23 Case, or in the alternative, to dismiss the complaint. On August 23, 2016, the Court granted Cisco’s motion to stay the ’23 Case until judgment has been entered on Cisco’s copyright claims in the ’44 Case, which the Court anticipated by December 22, 2016. Following the jury’s verdict in Arista’s favor in the ’44 Case, the parties filed a stipulation continuing the Case Management Conference until March 2, 2017. Trial in the ’23 Case is set for August 3, 2018, and is not affected by the Court’s granting of the interim stay.
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
The Administrative Law Judge (“ALJ”) assigned to the 944 Investigation issued a procedural schedule calling for, among other events: an evidentiary hearing on September 9-11 and 15-17, 2015; issuance of an initial determination regarding our alleged violations on January 27, 2016; and a Target Date for completion of the investigation on May 27, 2016. On January 27, 2016, the ALJ issued a revised procedural schedule extending the date for issuance of an initial determination to February 2, 2016 and extending the Target Date to June 2, 2016.
On February 2, 2016, the ALJ issued his initial determination finding a violation of section 337 of the Tariff Act. More specifically, the ALJ found that a violation has occurred in the importation into the United States, the sale for importation, or the sale within the United States after importation, of certain network devices, related software, and components thereof that the ALJ found infringe asserted claims 1, 2, 8-11, and 17-19 of the ’537 patent; asserted claims 6, 7, 20, and 21 of the ’592 patent; and asserted claims 5, 7, 45, and 46 of the ’145 patent. The ALJ did not find a violation of section 337 with respect to any asserted claims of the ’597 and ’164 patents. On April 11, 2016, the Commission decided to review certain findings contained in the initial determination. On June 23, 2016, the Commission issued its Final Determination, which found a violation with respect to the ’537, ’592, and ’145 patents, and found no violation with respect to the ’597 and ’164 patents. The Commission also issued a limited exclusion order and a cease and desist order pertaining to network devices, related software and components thereof that infringe one or more of claims 1, 2, 8-11, and 17-19 of the ’537 patent; claims 6, 7, 20, and 21 of the ’592 patent; and claims 5, 7, 45, and 46 of the ’145 patent. On August 22, 2016, the Presidential review period for the 944 investigation expired. The USITC orders will be in effect until the expiration of the ’537, ’592, and ’145 patents.
Both we and Cisco filed petitions for review of the USITC’s Final Determination to the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”). On August 26, 2016, the Federal Circuit consolidated the appeals, and on September 23, 2016, it issued an order setting an expedited briefing schedule. The appeal is fully briefed and oral argument has not been scheduled.
On August 26, 2016, Cisco filed an enforcement complaint under Section 337 of the Tariff Act of 1930, as amended, with the USITC. Cisco alleges that we are violating the cease and desist and limited exclusion orders issued in the 944 Investigation by engaging in the “marketing, distribution, offering for sale, selling, advertising, and/or aiding or abetting other entities in the sale and/or distribution of products that Cisco alleges continue to infringe claims 1-2, 8-11, and 17-19 of the ’537 patent,” despite the design changes we have made to those products. Cisco asks the USTIC to (1) enforce the cease and desist order; (2) modify the Commission’s limited exclusion order and/or cease and desist order “in any manner that would assist in the prevention of the unfair practices that were originally the basis for issuing such Order or assist in the detection of violations of such Order”; (3) impose the maximum statutory civil penalties for violation of the cease and desist order “including monetary sanctions for each day’s violation of the cease and desist order of the greater of $100,000.00 or twice the domestic value of the articles entered or sold, whichever is higher”; (4) bring a civil action in U.S. district court “requesting collection of such civil penalties and the issuance of a mandatory injunction preventing further violation of Cease and Desist Order”; and (5) impose “such other remedies and sanctions as are appropriate and within the Commission’s authority.” On September 28, 2016, the Commission instituted the enforcement proceeding. The proceeding has been assigned to Administrative Law Judge Shaw, who presided over the underlying investigation. On October 14, 2016, we responded to the complaint by, among other things, denying the patent infringement allegations and raising affirmative defenses. On November 2, 2016, the ALJ issued an order setting the deadline for the initial determination for June 20, 2017 and the Target Date for September 20, 2017. On November 3, 2016, the ALJ issued a scheduling order setting the evidentiary hearing in this proceeding for April 5, 2017.
Certain Network Devices, Related Software, and Components Thereof (Inv. No. 337-TA-945) (“945 Investigation”)
On December 19, 2014, Cisco filed a complaint against us in the USITC alleging that we violated Section 337 of the Tariff Act of 1930, as amended. The USITC instituted Cisco’s complaint as Investigation No. 337-TA-945. Cisco alleges that certain of our switching products infringe the ’577, ’853, ’875, ’668, ’492, and ’211 patents. Cisco seeks, among other things, a limited exclusion order barring entry into the United States of accused switch products (including our 7000 Series of switches) related software, and components thereof and a cease and desist order against us restricting our activities with respect to our imported accused switch products, related software, and components thereof. On February 11, 2015, we responded to the notice of investigation and complaint in the 945 Investigation by, among other things, denying the patent infringement allegations and raising numerous affirmative defenses.
The ALJ issued a procedural schedule calling for, among other events: an evidentiary hearing on November 9-20, 2015; issuance of an initial determination regarding our alleged violations on April 26, 2016; and a Target Date for completion on August 26, 2016. On March 29, 2016, the ALJ issued a revised procedural schedule extending the deadline for issuance of an initial determination to August 26, 2016, and extending the Target Date to December 26, 2016. On August 24, 2016, the ALJ issued a revised procedural schedule extending the deadline for issuance of an initial determination to November 7, 2016, and extending the Target Date to March 7, 2017. On November 4, 2016, the ALJ issued a revised procedural schedule extending the deadline for issuance of an initial determination to December 7, 2016, and extending the Target Date to April 7, 2017. On December 7, 2016, the ALJ issued a revised procedural schedule extending the deadline for issuance of an initial determination to December 9, 2016, and extending the Target Date to April 9, 2017.
On December 9, 2016, the ALJ issued her initial determination finding a violation of section 337 of the Tariff Act. More specifically, the ALJ found that a violation has occurred in the importation into the United States, the sale for importation, or the sale within the United States after importation, of certain network devices, related software, and components thereof that the ALJ found infringe asserted claims 1, 7, 9, 10, and 15 of the ’577 patent; and asserted claims 1, 2, 4, 5, 7, 8, 10, 13, 19, 56, and 64 of the ’668 patent. The ALJ did not find a violation of section 337 with respect to asserted claim 2 of the ’577 patent or any asserted claims of the ’853, ’492, ’875, and ’211 patents. On December 29, 2016, Arista, Cisco and the OUII filed petitions for review of certain findings contained in the initial determination. On January 3, 2017, the Commission extended the Target Date to April 17, 2017, and set the deadline for determining whether to review the final initial determination to February 15, 2017. On January 27, 2017, the Commission further extended the Target Date to May 1, 2017, and set the deadline for determining whether to review the final initial determination to March 1, 2017. If the Commission finds a violation in its Final Determination, that finding will be subject to a 60-day Presidential review period.

Inter Partes Reviews
We have filed petitions for Inter Partes Review (“IPR”) of the ’597, ’211, ’668, ’853, ’537, ’577, ’886, and ’526 patents. IPRs relating to the ’597 (IPR No. 2015-00978) and ’211 (IPR No. 2015-00975) patents were instituted in October 2015 and hearings on these IPRs were completed in July 2016. On September 28, 2016, the PTAB issued a final written decision finding claims 1, 14, 39-42, 71, 72, 84, and 85 of the ’597 patent unpatentable. The PTAB also found that claims 29, 63, 64, 73, and 86 of the ’597 patent had not been shown to be unpatentable. Cisco requested rehearing of the PTAB’s Final Written Decision on October 28, 2016, which the PTAB denied on January 13, 2017. On January 23, 2017, we filed a notice of appeal with respect to this decision regarding claims 29, 63, 64, 73, and 86 of the ’597 patent. On October 5, 2016, the PTAB issued a final written decision finding claims 1 and 12 of the ’211 patent unpatentable. The PTAB also found that claims 2, 6-9, 13, 17-20 of the ’211 patent had not been shown to be unpatentable. On December 5, 2016, we filed a notice of appeal with respect to this decision regarding claims 2, 6-9, 13, 17-20, which was docketed as Appeal No. 17-1313. Cisco filed a notice of cross-appeal with respect to claims 1 and 12 on December 19, 2016, which was docketed as Appeal No. 17-1380. The Court of Appeals for the Federal Circuit consolidated these appeals on December 20, 2016. The briefing is set to be completed in July 2017.
The IPR relating to the ’886 patent was instituted on May 25, 2016. Following that decision, Cisco agreed to dismiss its claims as to the ʼ886 patent with prejudice, and we dismissed our counterclaims as to the ʼ886 patent without prejudice.
IPRs relating to the ’668 (IPR No. 2016-00309), ’577 (IPR No. 2016-00303), ’853 (IPR No. 2016-0306), and ’537 (IPR No. 2016-0308) patents were instituted in June 2016 and are set for hearing in March 2017. Final Written Decisions on these IPRs will be issued by June 2017.
* * * * *
We intend to vigorously defend against each of the Cisco’s lawsuits, as summarized in the preceding paragraphs. However, we cannot be certain that any claims by Cisco would be resolved in our favor regardless of the merit of the claims. Any adverse litigation ruling could result in the above described injunctive relief, could require a significant damages award against us or a requirement that we make substantial royalty payments to Cisco, and/or could require that we modify our products to the extent that we are found to infringe any valid claims asserted against us by Cisco.
For example, in the 944 Investigation, the USITC has issued a limited exclusion order barring entry into the United States of our network devices (including our 7000 Series of switches), related software, and components thereof that infringe one or more of the claims of the ʼ537, ʼ592, and ʼ145 patents specified above and a cease and desist order restricting our activities with respect to such imported products. In addition, in the 945 Investigation, the ALJ has issued her initial determination finding a violation of section 337 of the Tariff Act with respect to the ‘668 and ‘577 patents, which is now subject to review by the Commission.

To comply with these orders, we have sought to develop technical design-arounds that no longer infringe the patents that are the subject of the orders. In any efforts to develop technical design-arounds for our products, we may be unable to do so in a manner that does not continue to infringe the patents or that is acceptable to our customers. These development efforts could be extremely costly and time consuming as well as disruptive to our other development activities and distracting to management. Moreover, in the 944 Investigation and 945 Investigation, such design-arounds would require us to obtain approval of either the USITC or U.S. Customs and Border Protection (“CBP”) to resume the importation of the redesigned products into the United States. We may not be successful in our efforts to obtain such approvals to import such modified products in a timely manner, or at all. While a favorable ruling from the CBP would allow us to resume importation of our redesigned products into the United States, the USITC could still determine in an enforcement action that our redesigned products continue to infringe the patents that are the subject of any USITC orders. Any failure to effectively redesign our products, to obtain timely clearance from USITC or CBP to import such redesigned products, or to address the USITC findings in a manner that complies with the USITC orders, may cause a disruption to our product shipments and materially and adversely affect our business, prospects, reputation, results of operations, and financial condition.
Specifically, in response to the USITC’s findings in the 944 Investigation, we have made design changes to our products for sale in the United States to address the features that were found to infringe the ’537, ’592, ’145 patents. Following the issuance of the final determination in the 944 Investigation, we submitted a Section 177 ruling request to CBP seeking approval to import these redesigned products into the United States. On November 18, 2016, we received a 177 ruling from CBP finding that our redesigned products did not infringe the ‘537, ’592, and ‘145 patents, and approving the importation of these redesigned products into the United States. However, on January 13, 2017, at the request of Cisco Systems and without our input, CBP issued a letter to us revoking its prior November 18 ruling. Due to this revocation, we can no longer import its products into the United States. CBP has informed us that it currently takes no position on whether our redesigned products infringe and will conduct an inter partes proceeding between Arista and Cisco to determine whether our redesigned products infringe and whether to approve them for importation into the United States. We do not yet know when CBP will complete the process and provide that ruling. The CBP may not rule in a timely fashion, and we may not receive a favorable ruling at the end of the process.

Similarly, if the USITC finds in a Final Determination that we infringe any patent in the 945 Investigation, the USITC will likely issue remedial orders in that investigation as well. If such orders are not disapproved by the United States Trade Representative, we would need to further modify our products to take our products outside the scope of any patents we are found to have infringed in the 945 Investigation and obtain the USITC and/or CBP approvals described above in order to resume importation of our redesigned products into the United States.
If the USITC determines that our redesigned products continue to infringe the patents subject to any USITC limited exclusion order or cease and desist order in an enforcement action for either the 944 Investigation or the 945 Investigation, the USITC may impose the maximum statutory civil penalties for violation of the cease and desist order “including monetary sanctions for each day’s violation of the cease and desist order of the greater of $100,000.00 or twice the domestic value of the articles entered or sold, whichever is higher,” bring a civil action in U.S. district court “requesting collection of such civil penalties and the issuance of a mandatory injunction preventing further violation of Cease and Desist Order” or impose “such other remedies and sanctions as are appropriate and within the Commission’s authority.”
In order to comply with the USITC’s remedial orders, we have also made certain changes to our manufacturing, importation and shipping workflows. These changes have included shifting manufacturing and integration of our products to be sold in the United States to U.S. facilities. Such changes may be extremely costly, time consuming, and we may not be able to implement such changes successfully. Any failure to successfully change our manufacturing and importation processes or shipping workflows in a manner that is compliant with the limited exclusion order and cease and desist order may cause a disruption in our product shipments and materially and adversely affect our business, prospects, reputation, results of operations, and financial condition.
In connection with these changes, to the extent that we are required to make further modifications to our supply chain to obtain alternative U.S. sources for subcomponents, we may be unable to obtain a sufficient quantity of these components on commercially reasonable terms or in a timely manner, if at all, which could delay or halt entirely production of our products or require us to make further modifications to our products to incorporate new components that are available in the United States. Any of these events could result in lost sales, reduced gross margins or damage to our end-customer relationships, which would materially and adversely impact our business, financial condition, results of operations and prospects.
Additionally, the existence of Cisco’s lawsuits against us could cause concern among our customers and partners and could adversely affect our business and results of operations. Whether or not we prevail in the lawsuit, we expect that the litigation will be expensive, time-consuming and a distraction to management in operating our business.
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
Other Matters
In the ordinary course of business, we are a party to other claims and legal proceedings including matters relating to commercial, employee relations, business practices and intellectual property. We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2016, provisions recorded for contingent losses related to other claims and matters have not been significant. Based on currently available information, management does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable, and believes these other matters are not likely, individually and in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.

6.    Equity Award Plan Activities
2014 Equity Incentive Plan
In April 2014, the board of directors and stockholders approved the 2014 Equity Incentive Plan (the “2014 Plan”), effective on the first day that our common stock was publicly traded. Our board of directors has terminated the 2004 and 2011 equity plans as to future grants. However, these plans will continue to govern the terms and conditions of the outstanding options previously granted thereunder.
Awards granted under the 2014 Plan could be in the form of Incentive Stock Options (“ISOs”), Nonstatutory Stock Options (“NSOs”), Restricted Stock Awards (“RSAs”), Stock Appreciation Rights (“SARs”) or Restricted Stock Units (“RSUs”). The number of shares available for grant and issuance under the 2014 Plan increases automatically on January 1 of each year commencing with 2016 by the number of shares equal to 3% of our shares outstanding on the immediately preceding December 31, but not to exceed 12,500,000 shares, unless the board of directors, in its discretion, determines to make a smaller increase. As of December 31, 2016, there remained approximately 11.8 million shares available for issuance under the 2014 Plan.
On February 6, 2017, our board of directors authorized an increase to the shares available for issuance under the plan of 3% of the total shares outstanding on December 31, 2016 effective January 1, 2017. The increase amounted to 2,124,333 shares.
2014 Employee Stock Purchase Plan
In April 2014, the board of directors and stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on the first day that our common stock was publicly traded. The number of shares reserved for issuance under the ESPP increases automatically on January 1 of each year by the number of shares equal to 1% of our shares outstanding immediately preceding December 31, but not to exceed 2,500,000 shares, unless the board of directors, in its discretion, determines to make a smaller increase.
Under our 2014 ESPP eligible employees are permitted to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date. Each offering period will be approximately two years starting on the first trading date after February 15 and August 15 of each year. Participants may purchase shares of common stock through payroll deductions up to 10% of their eligible compensation, subject to Internal Revenue Service mandated purchase limits. As of December 31, 2016, there remained 1,483,846 shares available for issuance under the ESPP.
On February 6, 2017, our board of directors authorized an increase to shares available for issuance under the plan of 1% of the total shares outstanding on December 31, 2016 effective January 1, 2017. The increase amounted to 708,111 shares.
Stock Option Activities
The following table summarizes the option activity under our stock plans and related information (in thousands, except years and per share amounts):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years) of Stock Options	Aggregate Intrinsic Value of Stock Options Outstanding
Balance—December 31, 2015	11,630	$24.49	7.6	$620,802
Authorized
Options granted	441	56.95
Options exercised	(2,200)	11.32
Options canceled	(362)	31.22
Balance—December 31, 2016	9,509	$28.79	6.9	$646,394
Vested and exercisable—December 31, 2016	3,642	$15.29	6.1	$296,738
Vested and expected to vest—December 31, 2016	9,050	$28.23	6.9	$620,296
_________________
The weighted-average grant-date fair value of options granted during the year ended December 31, 2016 and 2015 was $23.66 and $29.20 per share, respectively. The aggregate intrinsic value of options exercised during the year ended December 31, 2016 was $147.6 million.

Restricted Stock Unit (RSU) Activities
A summary of the activity under our 2014 Plan and changes during the reporting period and a summary of information related to RSUs are presented below (in thousands, except years and per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Unvested balance—December 31, 2015	893	$70.14	1.9	$69,509
RSUs granted	816	76.54
RSUs vested	(244)	69.32
RSUs forfeited/canceled	(90)	67.97
Unvested balance—December 31, 2016	1,375	$74.23	1.8	$133,081
RSUs vested and expected to vest—December 31, 2016	1,288	$74.14	1.7	$124,683
Employee Stock Purchase Plan Activities
During the year ended December 31, 2016, we issued 256,223 shares at an average purchase price of $40.30 under our ESPP. Shares available for future issuance under our ESPP, subsequent to the increase authorized by our board of directors, are approximately 2.2 million.
Shares Available for Grant
The following table presents the stock activity and the total number of shares available for grant as of December 31, 2016 (in thousands):

Number of Shares
Balance—December 31, 2015	10,495
Authorized	2,044
Options granted	(441)
RSUs granted	(816)
Options canceled	362
Options repurchased	5
RSUs forfeited	90
Shares traded for taxes	15
Balance—December 31, 2016	11,754
Early Exercise of Stock Options

We have historically allowed our employees and directors to exercise options prior to vesting. Upon an "early exercise" of these options, the unvested shares acquired through the exercise become options subject to our repurchase right that lapse in accordance with the original option vesting schedule. Upon termination of employment prior to our repurchase rights lapsing in full, we have a right to repurchase the unvested shares at the original purchase price. The proceeds received from the early exercise of stock options and are initially recorded in other liabilities and are reclassified to common stock and paid-in capital as our repurchase right lapse. For the year ended December 31, 2016, we repurchased 5,364 shares of common stock at the original exercise price due to the termination of the holders of the unvested shares. As of December 31, 2016, early exercised shares subject to repurchase were 0.3 million, with an aggregate value of $1.3 million.

Stock-Based Compensation Expense
Total stock-based compensation expense related to options, RSAs, ESPP and RSUs granted were charged to the department to which the associated employee reported as follow (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of revenue	$3,620	$3,048	$1,535
Research and development	31,892	25,515	14,986
Sales and marketing	15,666	11,454	7,643
General and administrative	7,854	5,286	3,455
Total stock-based compensation	$59,032	$45,303	$27,619
Determination of Fair Value
We record stock-based compensation awards based on fair value as of the grant date. For option awards and ESPP offerings we use the Black-Scholes-Merton option-pricing model to determine fair value. We recognize such costs as compensation expense generally on a straight-line basis over the requisite service period of the award.
Stock Options
For the years ended December 31, 2016, 2015 and 2014 the fair value of each stock option granted under our plans was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions and fair value per share:

	Year Ended December 31,
	2016	2015	2014
Expected term (in years)	6.7	6.2	7.6
Risk-free interest rate	1.5%	1.6%	2.2%
Expected volatility	38.9%	42.9%	47.7%
Dividend rate	—%	—%	—%
As of December 31, 2016, the total unrecognized stock-based compensation expense for unvested stock options, net of expected forfeitures, was $87.4 million, which is expected to be recognized over a weighted-average period of 3.7 years. The total fair value of options vested for the year ended December 31, 2016 was $28.6 million.
As of December 31, 2016, there was $87.6 million of unrecognized stock-based compensation expense related to unvested RSUs, net of estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 3.4 years.
ESPP
The following table summarizes the assumptions relating to our ESPP:

	Year Ended December 31,
	2016	2015	2014
Expected term (in years)	1.2	1.4	1.4
Risk-free interest rate	0.6%	0.3%	0.3%
Expected volatility	31.8%	34.8%	36.3%
Dividend rate	—%	—	—
As of December 31, 2016, the total unrecognized stock-based compensation expense related to unvested ESPP options, net of expected forfeitures, was $4.2 million, which is expected to be recognized over a weighted-average period of 1.5 years.

7.    Net Income Per Share Available to Common Stock
The following table sets forth the computation of our basic and diluted net income per share available to common stock (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Basic:
Net income	$184,189	$121,102	$86,850
Less: undistributed earnings allocated to participating securities	(1,224)	(1,987)	(17,961)
Net income available to common stockholders, basic	$182,965	$119,115	$68,889
Diluted:
Net income attributable to common stockholders, basic	$182,965	$119,115	$68,889
Add: undistributed earnings allocated to participating securities	74	149	1,635
Net income attributable to common stockholders, diluted	$183,039	$119,264	$70,524
Denominator:
Basic:
Weighted-average shares used in computing net income per share available to common stockholders, basic	68,771	65,964	48,427
Diluted:
Weighted-average shares used in computing net income per share available to common stockholders, basic	68,771	65,964	48,427
Add weighted-average effect of dilutive securities:
Stock options, RSUs and RSAs	4,408	5,363	6,059
Employee stock purchase plan	43	84	104
Stock purchase rights	—	—	—
Weighted-average shares used in computing net income per share available to common stockholders, diluted	73,222	71,411	54,590
Net income per share attributable to common stockholders:
Basic	$2.66	$1.81	$1.42
Diluted	$2.50	$1.67	$1.29
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share available to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2016	2015	2014
Stock options and RSUs to purchase common stock	2,594	2,427	1,263

8.     Income Taxes
The geographical breakdown of income before provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Domestic	$196,202	$129,240	$120,838
Foreign	46,023	16,769	670
Income before provision for income taxes	$242,225	$146,009	$121,508
The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current provision for income taxes:
Federal	$67,253	$43,706	$34,314
State	10,529	5,500	4,493
Foreign	2,016	1,588	3,306
Total current	79,798	50,794	42,113
Deferred tax benefit:
Federal	(18,579)	(23,896)	(7,105)
State	(3,564)	(2,300)	230
Foreign	381	309	(580)
Total deferred	(21,762)	(25,887)	(7,455)
Total provision for income taxes	$58,036	$24,907	$34,658
The reconciliation of the statutory federal income tax and our effective income tax is as follows:

	Year Ended December 31,
	2016	2015	2014
U.S. federal statutory income tax	35.00%	35.00%	35.00%
State tax, net of federal benefit	(0.03)	(1.35)	1.19
Foreign tax differential	(3.24)	(2.16)	0.68
Tax credits	(4.24)	(6.72)	(5.26)
Change in valuation allowance	1.71	2.84	1.92
Permanent items	(1.02)	(1.32)	(0.86)
Uncertain tax positions and associated interest	(1.46)	(3.95)	0.37
Stock-based compensation	(2.81)	(5.29)	(4.01)
Other, net	0.05	0.01	(0.51)
Total provision for income taxes	23.96%	17.06%	28.52%
We have operations and a taxable presence in numerous jurisdictions outside the U.S. All of these countries except one jurisdiction have a lower tax rate than the U.S. The significant jurisdictions in which we have a presence include Cayman Islands, Ireland, and the United Kingdom.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Property and equipment	$473	$241
Stock-based compensation	23,071	15,859
Reserves and accruals not currently deductible	49,436	33,686
Net operating losses	1,140	221
Tax credits	15,015	12,465
State taxes	—	9
Other	194	380
Gross deferred tax assets	89,329	62,861
Valuation allowance	(16,894)	(12,655)
Total deferred tax assets	72,435	50,206
Deferred tax liabilities:
Property and equipment	(198)	(1,517)
Accrued liabilities	(2,555)	(728)
Other	(3)	(1)
Total deferred tax liabilities	(2,756)	(2,246)
Net deferred tax assets	$69,679	$47,960
The following table presents the breakdown between non-current deferred tax assets and liabilities (in thousands):

	December 31,
	2016	2015
Deferred tax assets, non-current	70,960	48,429
Deferred tax liabilities, non-current	(1,281)	(469)
Total net deferred tax assets	$69,679	$47,960
Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. We believe that all of the deferred tax assets were realizable with the exception of California and Canada deferred tax assets. Therefore, a valuation allowance of $16.9 million and $12.7 million was recorded as of December 31, 2016 and 2015, respectively, against the California and Canadian deferred tax assets as it was not more likely than not that these assets will be recognized. The net valuation allowance increased by $4.2 million and $3.7 million as of December 31, 2016 and 2015, respectively.
As of December 31, 2016, we had no net operating loss carryforwards for federal and state income tax purposes. For foreign jurisdictions, we had combined foreign net operating loss carryforwards of $17.2 million which do not expire.
As of December 31, 2016, we had no U.S. federal credit carryforwards and state credit carryforwards of $39.2 million, which can be carried over indefinitely. For foreign jurisdictions, we had $1.1 million of Canadian scientific research and experimental development tax credit carry-forwards, which begin to expire in 2034.
Utilization of the net operating losses and tax credit carryforwards may be subject to limitations due to ownership changes limitations provided in the Internal Revenue code and similar state or foreign provisions. In all years up to December 31, 2016, such limitations had no impact to our deferred tax assets.
Our policy with respect to our undistributed foreign subsidiaries earnings is to consider those earnings to be indefinitely reinvested and, accordingly, no related provision for U.S. federal and state income taxes has been provided. Upon distribution of those earnings’ in the form of dividends or otherwise, we may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes in the various countries. As of December 31, 2016, 2015 and 2014, the undistributed earnings approximated $36.4 million, $16.4 million and $4.9 million, respectively. The determination of the future tax consequences of the remittance of these earnings is not practicable.

Uncertain Tax Positions
We recognize uncertain tax positions only to the extent that management believes that it is more likely than not the position will be sustained. The reconciliation of the beginning and ending amount of gross unrecognized tax benefits as of December 31, 2016, 2015 and 2014 was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Gross unrecognized tax benefits—beginning balance	$22,239	$21,322	$16,973
Increases related to tax positions taken in a prior year	46	346	425
Increases related to tax positions taken during current year	11,359	7,385	4,355
Decreases related to tax positions taken in a prior year	(426)	(228)	(431)
Decreases related to settlements with taxing authorities	(432)	—	—
Decreases related to lapse of statute of limitations	(5,871)	(6,586)	—
Gross unrecognized tax benefits—ending balance	$26,915	$22,239	$21,322
As of December 31, 2016, 2015 and 2014 the total amount of gross unrecognized tax benefits was $26.9 million, $22.2 million and $21.3 million of which $13.9 million, $13.0 million and $15.8 million would affect our effective tax rate if recognized, respectively.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We have recorded a net benefit for interest and penalties of $0.5 million and net expense of $0.4 million in the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, we recognized a liability for interest and penalties of $0.6 million and $1.1 million, respectively.
We have been selected for examination by the Internal Revenue Service ("IRS") for our 2013 and 2014 tax years. It is difficult to determine when the examinations will be settled or their final outcomes in the foreseeable future. We believe that we have adequately provided reserves for any reasonably foreseeable adjustment to our tax returns.
The statute of limitations for Federal remains open for 2013 and forward. Because of the net operating loss and tax credit carryforwards, all tax years remain open to state tax examination. The majority of our foreign tax returns are open to audit under the statute of limitations of the respective foreign countries, in which the subsidiaries are located. It is possible that the amount of existing unrecognized tax benefits may decrease within the next 12 months as a result of statute of limitation lapses in some of the jurisdictions, however, an estimate of the range cannot be made.

9.     Segment Information
We have determined that we operate as one reportable segment. The following table represents revenue based on the customer’s location, as determined by the customer’s shipping address (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$862,352	$634,413	$456,691
Other Americas	12,388	12,506	8,853
Europe, Middle East and Africa	168,789	128,400	74,555
Asia Pacific	85,638	62,272	44,007
Total revenue	$1,129,167	$837,591	$584,106
Long lived assets, excluding intercompany receivables, investments in subsidiaries, privately held equity investments and deferred tax assets, net by location are summarized as follows (in thousands):

	December 31,
	2016	2015
United States	$69,352	$70,719
International	7,609	8,987
Total	$76,961	$79,706

10.    Related Party Transactions and Balances
Certain members of our board of directors serve on the boards of our customers and one of our vendors. During the years ended December 31, 2016, 2015 and 2014, we recognized revenue of $76.1 million, $39.4 million and $29.6 million, respectively, from sales transactions with these related party customers. Amounts due from these related party customers were $8.7 million and $9.8 million as of December 31, 2016 and 2015, respectively. The amount incurred related to transactions with a related party vendor was $2.1 million and $2.7 million during the year ended December 31, 2016 and 2015. There were no transactions with this related party vendor during the year ended December 31, 2014.

11.    Selected Quarterly Financial Information (Unaudited)
The following tables set forth selected unaudited quarterly consolidated statements of income data for each of the quarters in the years ended December 31, 2016 and 2015:

	Three Months Ended
	Dec. 31, 2016	Sep. 30, 2016	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sep. 30, 2015	Jun. 30, 2015	Mar. 31, 2015
	(in thousands)
Revenue:
Product	$289,008	$254,238	$235,616	$212,475	$217,325	$193,339	$174,072	$160,141
Service	38,961	36,023	33,125	29,721	28,121	24,209	21,480	18,904
Total revenue	327,969	290,261	268,741	242,196	245,446	217,548	195,552	179,045
Cost of revenue:
Product	108,057	94,777	88,021	78,913	81,142	67,990	60,014	54,439
Service	9,757	9,064	9,269	8,193	8,136	7,810	7,648	6,852
Total cost of revenue	117,814	103,841	97,290	87,106	89,278	75,800	67,662	61,291
Gross profit	210,155	186,420	171,451	155,090	156,168	141,748	127,890	117,754
Operating expenses:
Research and development	71,398	70,648	69,020	62,515	57,413	58,748	49,947	43,340
Sales and marketing	38,321	33,216	31,744	27,606	31,308	26,508	26,681	24,587
General and administrative	22,941	19,535	17,529	15,234	18,050	25,195	18,403	14,072
Total operating expenses	132,660	123,399	118,293	105,355	106,771	110,451	95,031	81,999
Income from operations	77,495	63,021	53,158	49,735	49,397	31,297	32,859	35,755
Other income (expense), net:
Interest expense	(918)	(735)	(732)	(751)	(746)	(753)	(832)	(821)
Other income (expense), net	560	639	416	337	(109)	13	417	(468)
Total other income (expense), net	(358)	(96)	(316)	(414)	(855)	(740)	(415)	(1,289)
Income before provision for income taxes	77,137	62,925	52,842	49,321	48,542	30,557	32,444	34,466
Provision for income taxes	18,354	11,668	13,938	14,076	4,618	1,867	8,448	9,974
Net income	$58,783	$51,257	$38,904	$35,245	$43,924	$28,690	$23,996	$24,492
Net income per share attributable to common stockholders:
Basic	$0.84	$0.74	$0.57	$0.52	$0.65	$0.42	$0.36	$0.37
Diluted	$0.79	$0.69	$0.53	$0.48	$0.60	$0.39	$0.33	$0.34

Item 9. Change in and Disagreements With Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities and Exchange Act of 1934, as amended, that occurred during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the Consolidated Financial Statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 framework). Based on that assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audits our Consolidated Financial Statements, as stated in their report preceding this report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2016.

Item 9B. Other Information
None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions and Director Independence
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Arista Networks, Inc.
(Registrant)
Dated:	February 17, 2017	By:	/s/ JAYSHREE ULLAL
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JAYSHREE ULLAL	President, Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2017
Jayshree Ullal
/s/ ITA BRENNAN	Chief Financial Officer (Principal Accounting and Financial Officer)	February 17, 2017
Ita Brennan
/s/ ANDY BECHTOLSHEIM	Founder, Chief Development Officer and Director	February 17, 2017
Andy Bechtolsheim
/s/ CHARLES GIANCARLO	Director	February 17, 2017
Charles Giancarlo
/s/ ANN MATHER	Director	February 17, 2017
Ann Mather
/s/ DAN SCHEINMAN	Director	February 17, 2017
Dan Scheinman
/s/ MARC STOLL	Director	February 17, 2017
Marc Stoll
/s/ NIKOS THEODOSOPOULOS	Director	February 17, 2017
Nikos Theodosopoulos

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36468	3.1	8/8/2014
3.2	Bylaws of the Registrant.	10-Q	001-36468	3.2	8/8/2014
4.1	Form of the Registrant’s common stock certificate.	S-1/A	333-194899	4.1	4/21/2014
4.2	Investors’ Rights Agreement, dated October 16, 2004, between Registrant and certain holders of Registrant’s capital stock named therein.	S-1	333-194899	4.2	3/31/2014
4.3	Investors’ Rights Agreement, dated January 4, 2011, between Registrant and certain holders of Registrant’s capital stock named therein.	S-1	333-194899	4.3	3/31/2014
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-194899	10.1	5/2/2014
10.2 †	2004 Equity Incentive Plan.	S-1	333-194899	10.2	3/31/2014
10.3 †	2011 Equity Incentive Plan.	S-1	333-194899	10.3	3/31/2014
10.4 †	2014 Equity Incentive Plan.	S-1/A	333-194899	10.4	5/2/2014
10.5 †	2014 Employee Stock Purchase Plan.	10-K	001-36468	10.5	3/11/2015
10.6 †	Offer Letter, dated October 17, 2004, by and between the Registrant and Kenneth Duda.	S-1	333-194899	10.6	3/31/2014
10.7 †	Offer Letter, dated June 8, 2007, by and between the Registrant and Anshul Sadana.	S-1	333-194899	10.7	3/31/2014
10.8 †	Offer Letter, dated August 1, 2008, by and between the Registrant and Jayshree Ullal.	S-1	333-194899	10.8	3/31/2014
10.9 †	Offer Letter, dated March 27, 2013, by and between the Registrant and Charles Giancarlo.	S-1	333-194899	10.9	3/31/2014
10.10 †	Offer Letter, dated June 3, 2013, by and between the Registrant and Ann Mather.	S-1	333-194899	10.10	3/31/2014
10.11 †	Offer Letter, dated October 3, 2013, by and between the Registrant and Marc Stoll.	S-1	333-194899	10.13	3/31/2014
10.12	Lease between Arista Networks, Inc. and The Irvine Company LLC, dated August 10, 2012, as amended on February 28, 2013.	S-1	333-194899	10.15	3/31/2014
10.13	Second Amendment to Lease, by and between Arista Networks, Inc. and The Irvine Company LLC, dated July 30, 2014.	10-Q	001-36468	10.1	8/8/2014
10.14	License Agreement, dated November 30, 2004, by and between the Registrant and Optumsoft, Inc.	S-1	333-194899	10.16	3/31/2014
10.15‡	Manufacturing Services Letter Agreement, dated February 5, 2007, between the Registrant and Jabil Circuit, Inc.	S-1	333-194899	10.17	3/31/2014
10.16 †	Employee Incentive Plan.	S-1/A	333-194899	10.21	4/21/2014
10.17 †	Offer Letter, dated May 18, 2015, by and between the Registrant and Ita Brennan.	8-K	001-36468	10.1	5/14/2015
10.18 †	Severance Agreement, effective May 18, 2015, by and between the Registrant and Ita Brennan.	8-K	001-36468	10.2	5/14/2015
10.19 †	Offer letter, dated November 2, 2012, be and between the Registrant and Mark Smith	10-Q	001-36468	10.1	5/5/2016
10.20 †	Severance Agreement, dated December 3, 2012, by and between the Registrant and Mark Smith	10-Q	001-36468	10.2	5/5/2016
10.21 †	2015 Global Sales Incentive Plan	10-Q	001-36468	10.3	5/5/2016

10.22‡	Amended and Restated Manufacturing Services Agreement, dated February 18, 2016, between the Registrant and Sanmina Corporation	10-Q	001-36468	10.1	11/3/2016
21.1	List of Subsidiaries of the Registrant.					✓
23.1	Consent of Independent Registered Public Accounting Firm.					✓
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					✓
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					✓
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					✓
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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