Form 10-Q
period 2017-03-31
Arista Networks, Inc.
filed 2017-05-08
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
 ________________ ___________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of April 28, 2017 was 72,007,874.

ARISTA NETWORKS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ARISTA NETWORKS, INC.
Condensed Consolidated Balance Sheets
(Unaudited in thousands, except par value)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$746,567	$567,923
Marketable securities	296,675	299,910
Accounts receivable, net of allowances of $2,072 and $1,521, respectively	209,062	253,119
Inventories	286,786	236,490
Prepaid expenses and other current assets	197,735	168,684
Total current assets	1,736,825	1,526,126
Property and equipment, net	76,319	76,961
Investments	36,136	36,136
Deferred tax assets	70,433	70,960
Other assets	19,885	18,824
TOTAL ASSETS	$1,939,598	$1,729,007
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$60,984	$79,457
Accrued liabilities	75,291	90,951
Deferred revenue	383,245	273,350
Other current liabilities	12,993	15,795
Total current liabilities	532,513	459,553
Income taxes payable	17,581	14,498
Lease financing obligations, non-current	39,136	39,593
Deferred revenue, non-current	113,925	99,585
Other long-term liabilities	8,069	7,958
TOTAL LIABILITIES	711,224	621,187
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100,000 shares authorized, no shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value—1,000,000 shares authorized as of March 31, 2017 and December 31, 2016; 71,904 and 70,811 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	7	7
Additional paid-in capital	711,123	674,183
Retained earnings	518,874	435,105
Accumulated other comprehensive loss	(1,630)	(1,475)
TOTAL STOCKHOLDERS’ EQUITY	1,228,374	1,107,820
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,939,598	$1,729,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Income
(Unaudited in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenue:
Product	$291,367	$212,475
Service	44,108	29,721
Total revenue	335,475	242,196
Cost of revenue:
Product	109,836	78,913
Service	11,429	8,193
Total cost of revenue	121,265	87,106
Total gross profit	214,210	155,090
Operating expenses:
Research and development	81,610	62,515
Sales and marketing	37,027	27,606
General and administrative	22,155	15,234
Total operating expenses	140,792	105,355
Income from operations	73,418	49,735
Other income (expense), net:
Interest expense	(715)	(751)
Other income (expense), net	1,025	337
Total other income (expense), net	310	(414)
Income before provision (benefit) for income taxes	73,728	49,321
Provision (benefit) for income taxes	(9,233)	14,076
Net income	$82,961	$35,245
Net income attributable to common stockholders:
Basic	$82,694	$34,921
Diluted	$82,716	$34,941
Net income per share attributable to common stockholders:
Basic	$1.16	$0.52
Diluted	$1.07	$0.48
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	71,114	67,737
Diluted	77,516	72,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$82,961	$35,245
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(227)	71
Net change in unrealized gains (losses) on available-for-sale securities	72	(49)
Other comprehensive income (loss)	(155)	22
Comprehensive income	$82,806	$35,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$82,961	$35,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,939	4,779
Stock-based compensation	16,439	13,360
Deferred income taxes	2,521	(1,597)
Amortization of investment premiums	330	—
Changes in operating assets and liabilities:
Accounts receivable, net	44,057	9,144
Inventories	(50,296)	8,099
Prepaid expenses and other current assets	(29,051)	8,878
Other assets	69	533
Accounts payable	(18,648)	(16,123)
Accrued liabilities	(15,143)	(14,868)
Deferred revenue	124,236	22,412
Income taxes payable	2,923	6,802
Other liabilities	(2,475)	464
Net cash provided by operating activities(1)	162,862	77,128
Cash flows from investing activities
Proceeds from marketable securities	64,488	—
Purchases of marketable securities	(61,511)	(51,638)
Purchases of property and equipment	(4,645)	(8,632)
Change in restricted cash	(1,252)	—
Net cash used in investing activities	(2,920)	(60,270)
Cash flows from financing activities
Principal payments of lease financing obligations	(383)	(314)
Proceeds from issuance of common stock under equity plans	19,481	6,750
Minimum tax withholding paid on behalf of employees for net share settlement	(580)	—
Net cash provided by financing activities(1)	18,518	6,436
Effect of exchange rate changes	184	43
NET INCREASE IN CASH AND CASH EQUIVALENTS	178,644	23,337
CASH AND CASH EQUIVALENTS—Beginning of period	567,923	687,326
CASH AND CASH EQUIVALENTS—End of period	$746,567	$710,663
Supplemental disclosures of non-cash investing activities:
Property and equipment included in accounts payable and accrued liabilities	$971	$958
(1)During the three months ended March 31, 2017, we adopted Accounting Standards Update 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." Refer to Note 1 Recently Adopted Accounting Pronouncements for further details. This adoption resulted in a $6.0 million increase in net cash provided by operating activities and a corresponding $6.0 million decrease in net cash provided by financing activities for the three months ended March 31, 2016.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Organization and Summary of Significant Accounting Policies
Arista Networks, Inc. (together with our subsidiaries, “we,” “our” or “us”) is a supplier of cloud networking solutions that use software innovations to address the needs of large-scale Internet companies, cloud service providers and next-generation enterprise. Our cloud networking solutions consist of our Extensible Operating System (“EOS”), a set of network applications and our 10/25/40/50/100 Gigabit Ethernet switching and routing platforms. We were incorporated in October 2004 in the State of California under the name Arastra, Inc. In March 2008, we reincorporated in the State of Nevada and in October 2008 changed our name to Arista Networks, Inc. We reincorporated in the state of Delaware in March 2014. Our corporate headquarters are located in Santa Clara, California, and we have wholly-owned subsidiaries throughout the world, including North America, Europe, Asia and Australia.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three months ended March 31, 2017, are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. Our unaudited condensed consolidated financial statements ("consolidated financial statements") include the accounts of Arista Networks, Inc. and its wholly-owned subsidiaries and are prepared in accordance with GAAP. All significant intercompany accounts and transactions have been eliminated.
Our consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 17, 2017.
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
Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (the “FASB”) amended the existing accounting standard for stock-based compensation, issuing Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which impacts several aspects of accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We adopted this standard during our first fiscal quarter of 2017. The impact of the adoption was as follows:

•
Income tax accounting - The standard eliminates additional paid-in-capital (“APIC”) pools and requires excess tax benefits and tax deficiencies on share-based awards to be recognized in the income statement prospectively as discrete items upon exercise or vesting of such awards. The standard also requires excess tax benefits to be recognized regardless of whether the benefit reduces taxes payable. We adopted the guidance related to the timing of previously unrecognized excess tax benefits on a modified retrospective basis, which resulted in the recognition of a cumulative effect adjustment of $1.8 million that increased retained earnings and increased our long-term deferred income tax as of January 1, 2017.

•
Earnings per share - Because excess benefits are no longer recognized in APIC, the assumed proceeds from applying the treasury stock method when calculating dilutive shares was amended to exclude the amount of excess tax benefits that would be recognized upon exercise or vesting of such awards. As a result, this reduces the assumed shares to be repurchased under the treasury stock method, thereby increasing the amount of dilutive shares used to compute earnings per share. We adopted the guidance related to the exclusion of excess tax benefits in calculating earnings per share on a prospective basis.

•
Forfeitures of stock options and awards - Under the new standard, we can make an accounting policy election to either estimate the number of share-based awards that are expected to vest, or account for forfeitures when they occur. We elected to account for forfeitures when they occur and adopted this change on a modified retrospective basis. As a result, we recorded the cumulative effect of the change as a $1.0 million decrease to retained earnings as of January 1, 2017.

•
Cash flow presentation of excess tax benefits - Prior to the new standard, we were required to present excess tax benefits on share-based awards as a cash inflow from financing activities with a corresponding cash outflow from operating activities. The new standard required that these excess tax benefits be classified with other income tax cash flows as an operating activity. We elected to adopt the guidance related to the presentation of excess tax benefits in our condensed consolidated statements of cash flows on a retrospective basis, which increased net cash provided by operating activities by $6.0 million for the three months ended March 31, 2016, with a corresponding decrease to net cash provided by financing activities.

In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, providing guidance on fees paid in a cloud computing arrangement. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. We adopted this standard in our first quarter of fiscal 2017 on a prospective basis, and the adoption did not have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU No, 2015-11, Inventory: Simplifying the Measurement of Inventory, which simplifies the measurement of inventory to be measured at the lower of cost or net realizable value. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We adopted this standard in our first quarter of fiscal 2017 on a prospective basis. We adopted this standard in our first quarter of fiscal 2017 on a prospective basis, and the adoption did not have a material impact on our consolidated financial statements.
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
Management’s assessments of potential impacts of the standards are underway. The standards are expected to impact the amount and timing of revenue recognized and the related disclosures on our consolidated financial statements. We will adopt ASU 2014-09 during the first quarter of 2018 and expect to adopt the guidance under the modified retrospective method which we anticipate will result in a cumulative effect adjustments as of the date of adoption.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. This standard is effective for us for our first quarter of 2020. We are currently assessing the impact this guidance may have on our consolidated financial statements.
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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force which requires that amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard is effective for us for our first quarter of fiscal 2018, and may be early adopted. We do not anticipate this standard will have a material impact on our consolidated financial statements.

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

We measure and report our cash equivalents and available-for-sale marketable securities at fair value. The following table sets forth the fair value of our financial assets by level within the fair value hierarchy (in thousands):

	March 31, 2017
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$309,438	$—	$—	$309,438
Money market funds-restricted	5,497	—	—	5,497
Commercial Paper	29,883	—	—	29,883
U.S. government notes	98,377	—	—	98,377
Corporate bonds	—	168,415	—	168,415
Total financial assets	$443,195	$168,415	$—	$611,610

	December 31, 2016
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$305,182	$—	$—	$305,182
Money market funds-restricted	4,245	—	—	4,245
Commercial Paper	5,962	—	—	5,962
U.S. government notes	110,756	—	—	110,756
Corporate bonds	—	183,192	—	183,192
Total financial assets	$426,145	$183,192	$—	$609,337

3.    Balance Sheet Components
Marketable Securities
The following table summarizes the unrealized gains and losses and fair value of our short term available-for-sale securities (in thousands):

	March 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$29,844	$39	$—	$29,883
U.S. government notes	98,591	—	(214)	98,377
Corporate bonds	168,621	118	(324)	168,415
Total marketable securities	$297,056	$157	$(538)	$296,675

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$5,962	$—	$—	$5,962
U.S. government notes	110,945	5	(194)	110,756
Corporate bonds	183,455	109	(372)	183,192
Total marketable securities	$300,362	$114	$(566)	$299,910
As of March 31, 2017 and December 31, 2016, there have been no other-than-temporary losses on our marketable securities. None of our marketable securities have been in continuous unrealized loss positions for greater than twelve months as of March 31, 2017.
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
As of March 31, 2017, the contractual maturities of our investments did not exceed 24 months. The fair values of available-for-sale investments, by remaining contractual maturity, are as follows (in thousands):

March 31, 2017
Due in 1 year or less	$168,732
Due in 1 year through 2 years	127,943
Total marketable securities	$296,675
The weighted average remaining duration of our current marketable securities is approximately 0.9 years as of March 31, 2017. As we view these securities as available to support current operations, we classify securities with maturities beyond 12 months as current assets under the caption marketable securities in the accompanying unaudited condensed consolidated balance sheets.
Accounts Receivable, net
Accounts receivable, net consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Accounts receivable	$211,134	$254,640
Allowance for doubtful accounts	(66)	(204)
Sales return reserve	(2,006)	(1,317)
Accounts receivable, net	$209,062	$253,119

Inventories
Inventories consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$108,066	$99,190
Finished goods	178,720	137,300
Total inventories	$286,786	$236,490
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Inventory deposit	$39,296	$60,315
Prepaid income taxes	34,386	17,383
Other current assets	112,216	79,140
Other prepaid expenses and deposits	11,837	11,846
Total prepaid expenses and other current assets	$197,735	$168,684
Property and Equipment, net
    Property and equipment, net consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Equipment and machinery	$42,581	$40,721
Computer hardware and software	18,676	17,420
Furniture and fixtures	2,969	2,879
Leasehold improvements	29,619	29,498
Building	35,154	35,154
Construction-in-process	1,039	421
Property and equipment, gross	130,038	126,093
Less: accumulated depreciation	(53,719)	(49,132)
Property and equipment, net	$76,319	$76,961
Depreciation and amortization expense was $4.8 million and $4.8 million for the three months ended March 31, 2017 and 2016, respectively.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Accrued compensation costs	$30,008	$52,854
Accrued warranty costs	7,658	6,744
Accrued manufacturing costs	21,785	14,824
Accrued professional fees	8,852	6,829
Accrued taxes	914	1,098
Other	6,074	8,602
Total accrued liabilities	$75,291	$90,951

Warranty Accrual
We offer a one-year warranty on all of our hardware products and a 90-day warranty against defects in the software embedded in the products. The accrued warranty liability is recorded in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.
The following table summarizes the activity related to our accrued liability for estimated future warranty costs (in thousands):

	Three Months Ended March 31,
	2017	2016
Warranty accrual, beginning of period	$6,744	$4,718
Liabilities accrued for warranties issued during the period	1,859	693
Warranty costs incurred during the period	(945)	(528)
Warranty accrual, end of period	$7,658	$4,883

4.    Investments
Investments in Privately-held Companies
As of March 31, 2017 and December 31, 2016, we held non-marketable equity investments of approximately $36.1 million in privately-held companies which are accounted for under the cost method. To date, we have not recognized any impairment losses on our investments.

5.    Commitments and Contingencies
Operating Leases
We lease various operating spaces in North America, Europe, Asia and Australia under non-cancelable operating lease arrangements that expire on various dates through 2025. We recognize rent expense under these arrangements on a straight-line basis over the term of the lease. Rent expense for all operating leases amounted to $2.4 million and $2.0 million, for the three months ended March 31, 2017 and 2016, respectively. There have been no material changes in our operating lease commitments under contractual obligation, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Financing Obligation—Build-to-Suit Lease
In August 2012, we executed a lease for a building then under construction in Santa Clara, California to serve as our headquarters. The lease term is 120 months and commenced in August 2013. The underlying building asset is depreciated over the building’s estimated useful life of 30 years. At the conclusion of the initial lease term, we will de-recognize both the net book values of the asset and the remaining financing obligation. There have been no material changes in our operating lease commitments under contractual obligation, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
As of March 31, 2017 and December 31, 2016, we have recorded assets of $53.4 million, representing the total costs of the building and improvements incurred, including the costs paid by the lessor (the legal owner of the building) and additional improvement costs paid by us, and a corresponding financing obligation of $40.8 million and $41.2 million, respectively. As of March 31, 2017, $1.7 million and $39.1 million were recorded as short-term and long-term financing obligations, respectively.
Land lease expense related to our lease financing obligation is classified as rent expense in our unaudited condensed consolidated statements of income, and amounted to $0.3 million for both the three months ended March 31, 2017 and 2016.
Purchase Commitments
We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf based on our forecasts in order to reduce manufacturing lead times and ensure adequate component supply. We issue purchase orders to our contract manufacturers for finished product and a significant portion of these orders consist of firm non-cancelable commitments. In addition, we purchase strategic component inventory from certain suppliers under purchase commitments that in some cases are non-cancelable, including integrated circuits, which are consigned to our contract manufacturers. As of March 31, 2017, we had non-cancelable purchase commitments of $362.6 million. In addition, we have provided deposits to secure our obligations to purchase inventory. We had $42.0 million and $63.1 million in deposits as of March 31, 2017 and December 31, 2016, respectively. These deposits are classified in other current and long term assets in our accompanying unaudited condensed consolidated balance sheets.
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
Cisco Systems, Inc. v. Arista Networks, Inc. (Case No. 5:14-cv-05344) (“’44 Case”)
On December 5, 2014, Cisco filed a complaint against us in the District Court for the Northern District of California alleging that we infringe numerous copyrights pertaining to Cisco’s “Command Line Interface” or “CLI” and U.S. Patent Nos. 7,047,526 and 7,953,886 (respectively, “the ’526 patent” and “the ’886 patent”). As relief for our alleged patent infringement in the ’44 Case, Cisco seeks lost profits and/or reasonable royalty damages in an unspecified amount including treble damages, attorney’s fees, and associated costs as well as injunctive relief. As relief for our alleged copyright infringement, Cisco seeks monetary damages for alleged lost profits, profits from our alleged infringement, statutory damages, attorney’s fees, and associated costs.
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
On January 17, 2017, Cisco filed a motion for judgment as a matter of law, challenging the sufficiency of the evidence in support of Arista's scenes a faire defense. Cisco did not file any post-trial motion regarding the ’526 patent, nor did it file a motion for a new trial. We also filed a motion for judgment as a matter of law on several issues. The hearing on both parties’ motions was held on April 27, 2017.
Arista Networks, Inc. v. Cisco Systems, Inc. (Case No. 5:16-cv-00923) (“’23 Case”)
On February 24, 2016, we filed a complaint against Cisco in the District Court for the Northern District of California alleging antitrust violations and unfair competition. On August 23, 2016, the Court granted Cisco’s motion to stay the ’23 Case until judgment has been entered on Cisco’s copyright claims in the ’44 Case. On March 2, 2017, the Court lifted the stay and trial is set for August 3, 2018.
Certain Network Devices, Related Software, and Components Thereof (Inv. No. 337-TA-944) (“944 Investigation”)
On December 19, 2014, Cisco filed a complaint against us in the USITC alleging that we have violated 19 U.S.C. § 1337 (“Section 337”). The USITC instituted Cisco’s complaint as Investigation No. 337-TA-944. Cisco initially alleged that certain of our switching products infringe the ’592, ’537, ’145, ’164, ’597, and ’296 patents. Cisco subsequently dropped the ’296 patent from the 944 Investigation. Cisco sought, among other things, a limited exclusion order barring entry into the United States of accused switch products (including our 7000 Series of switches) and components and software therein and a cease and desist order against us restricting our activities with respect to our imported accused switch products and components and software therein.
On February 2, 2016, the Administrative Law Judge (“ALJ”) issued his initial determination finding a violation of Section 337. More specifically, the ALJ found that a violation has occurred in the importation into the United States, the sale for importation, or the sale within the United States after importation, of certain network devices, related software, and components thereof that the ALJ found infringe asserted claims 1, 2, 8-11, and 17-19 of the ’537 patent; asserted claims 6, 7, 20, and 21 of the ’592 patent; and asserted claims 5, 7, 45, and 46 of the ’145 patent. The ALJ did not find a violation of Section 337 with respect to any asserted claims of the ’597 and ’164 patents. On June 23, 2016, the Commission issued its Final Determination, which found a violation with respect to the ’537, ’592, and ’145 patents, and found no violation with respect to the ’597 and ’164 patents. The Commission also issued a limited exclusion order and a cease and desist order pertaining to network devices, related software and components thereof that infringe one or more of claims 1, 2, 8-11, and 17-19 of the ’537 patent; claims 6, 7, 20, and 21 of the ’592 patent; and claims 5, 7, 45, and 46 of the ’145 patent. On August 22, 2016, the Presidential review period for the 944 investigation expired. The USITC orders will be in effect until the expiration of the ’537, ’592, and ’145 patents.
Both we and Cisco filed petitions for review of the USITC’s Final Determination to the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”). The appeal is fully briefed and oral argument has not been scheduled.
On August 26, 2016, Cisco filed an enforcement complaint under Section 337 with the USITC. Cisco alleges that we are violating the cease and desist and limited exclusion orders issued in the 944 Investigation by engaging in the “marketing, distribution, offering for sale, selling, advertising, and/or aiding or abetting other entities in the sale and/or distribution of products that Cisco alleges continue to infringe claims 1-2, 8-11, and 17-19 of the ’537 patent,” despite the design changes we have made to those products. Cisco asks the USITC to (1) enforce the cease and desist order; (2) modify the Commission’s limited exclusion order and/or cease and desist order “in any manner that would assist in the prevention of the unfair practices that were originally the basis for issuing such Order or assist in the detection of violations of such Order”; (3) impose the maximum statutory civil penalties for violation of the cease and desist order “including monetary sanctions for each day’s violation of the cease and desist order of the greater of $100,000 or twice the domestic value of the articles entered or sold, whichever is higher”; (4) bring a civil action in U.S. district court “requesting collection of such civil penalties and the issuance of a mandatory injunction preventing further violation of Cease and Desist Order”; and (5) impose “such other remedies and sanctions as are appropriate and within the Commission’s authority.” On September 28, 2016, the Commission instituted the enforcement proceeding. The proceeding has been assigned to ALJ Judge Shaw, who presided over the underlying investigation. On October 14, 2016, we responded to the complaint by, among other things, denying the patent infringement allegations and raising affirmative defenses. On November 2, 2016, the ALJ issued an order setting the deadline for the initial determination for June 20, 2017 and the Target Date for September 20, 2017. On April 4 and 5, 2017, the ALJ held the evidentiary hearing in this proceeding.
Certain Network Devices, Related Software, and Components Thereof (Inv. No. 337-TA-945) (“945 Investigation”)
On December 19, 2014, Cisco filed a complaint against us in the USITC alleging that we violated Section 337. The USITC instituted Cisco’s complaint as Investigation No. 337-TA-945. Cisco alleges that certain of our switching products infringe the ’577, ’853, ’875, ’668, ’492, and ’211 patents. Cisco seeks, among other things, a limited exclusion order barring entry into the United States of accused switch products (including our 7000 Series of switches) related software, and components thereof and a cease and desist order against us restricting our activities with respect to our imported accused switch products, related software, and components thereof.
On December 9, 2016, the ALJ issued her initial determination finding a violation of Section 337. More specifically, the ALJ found that a violation has occurred in the importation into the United States, the sale for importation, or the sale within the United States after importation, of certain network devices, related software, and components thereof that the ALJ found infringe asserted claims 1, 7, 9, 10, and 15 of the ’577 patent; and asserted claims 1, 2, 4, 5, 7, 8, 10, 13, 19, 56, and 64 of the ’668 patent. The ALJ did not find a violation of Section 337 with respect to asserted claim 2 of the ’577 patent or any asserted claims of the ’853, ’492, ’875, and ’211 patents. On December 29, 2016, Arista, Cisco and the Office of Unfair Importation Investigation ("OUII") filed petitions for review of certain findings contained in the initial determination. On March 1, 2017, the Commission issued a notice that it was reviewing the final initial determination in part on certain issues.
On May 4, 2017, the Commission issued its Final Determination, which found a violation with respect to the ’577 and ’668 patents, and found no violation with respect to the ’211, ’853, ’875 and ’492 patents. The Commission also issued a limited exclusion order and a cease and desist order pertaining to network devices, related software and components thereof that infringe one or more of claims 1, 7, 9, 10, and 15 of the ’577 patent and 1, 2, 4, 5, 7, 8, 10, 13, 18, 56, and 64 of the ’668 patent. The Commission’s final determination is subject to a 60-day Presidential review period, during which the United States Trade Representative will decide whether to disapprove the decision. During the Presidential review period, we must pay a 5% bond on any imports of any products and components subject to the order, and on any sales of previously imported products and components subject to the order.
Inter Partes Reviews
We have filed petitions for Inter Partes Review of the ’597, ’211, ’668, ’853, ’537, ’577, ’886, and ’526 patents. IPRs relating to the ’597 (IPR No. 2015-00978) and ’211 (IPR No. 2015-00975) patents were instituted in October 2015 and hearings on these IPRs were completed in July 2016. On September 28, 2016, the PTAB issued a final written decision finding claims 1, 14, 39-42, 71, 72, 84, and 85 of the ’597 patent unpatentable. The PTAB also found that claims 29, 63, 64, 73, and 86 of the ’597 patent had not been shown to be unpatentable. On October 5, 2016, the PTAB issued a final written decision finding claims 1 and 12 of the ’211 patent unpatentable. The PTAB also found that claims 2, 6-9, 13, 17-20 of the ’211 patent had not been shown to be unpatentable. Both parties have appealed the final written decisions on the ’211 and ’537 patents IPRs.
The IPR relating to the ’886 patent was instituted on May 25, 2016. Following that decision, Cisco agreed to dismiss its claims as to the ʼ886 patent with prejudice, and we dismissed our counterclaims as to the ʼ886 patent without prejudice.
IPRs relating to the ’668 (IPR No. 2016-00309), ’577 (IPR No. 2016-00303), ’853 (IPR No. 2016-0306), and ’537 (IPR No. 2016-0308) patents were instituted in June 2016 and hearings were held on March 7, 2017. Final Written Decisions on these IPRs are expected to be issued by June 2017.
* * * * *
We intend to vigorously defend against each of the Cisco’s lawsuits, as summarized in the preceding paragraphs. However, we cannot be certain that any claims by Cisco would be resolved in our favor regardless of the merit of the claims. Any adverse litigation ruling could result in the above described injunctive relief, could require a significant damages award against us or a requirement that we make substantial royalty payments to Cisco, and/or could require that we modify our products.

For example, in the 944 Investigation, the USITC has issued a limited exclusion order barring entry into the United States of our network devices (including our 7000 Series of switches), related software, and components thereof that infringe one or more of the claims of the ʼ537, ʼ592, and ʼ145 patents specified above and a cease and desist order restricting our activities with respect to such imported products. In addition, in the 945 Investigation, the Commission has issued its Final Determination, finding a violation of section 337 of the Tariff Act with respect to the ʼ668 and ʼ577 patents.

To comply with these orders, we have sought to develop technical design-arounds that no longer infringe the patents that are the subject of the orders. In any efforts to develop technical design-arounds for our products, we may be unable to do so in a manner that does not continue to infringe the patents or that is acceptable to our customers. Our redesign efforts could be extremely costly and time consuming as well as disruptive to our other development activities and distracting to management. Moreover, in the 944 Investigation and 945 Investigation, such design-arounds would require us to obtain approval of either the USITC or U.S. Customs and Border Protection (“CBP”) to resume the importation of the redesigned products into the United States. We may not be successful in our efforts to obtain such approvals to import such modified products in a timely manner, or at all. While a favorable ruling from the CBP would allow us to resume importation of our redesigned products into the United States, the USITC could still determine in an enforcement action that our redesigned products continue to infringe the patents that are the subject of any USITC orders. Any failure to effectively redesign our products, to obtain timely clearance from USITC or CBP to import such redesigned products, or to address the USITC findings in a manner that complies with the USITC orders, may cause a disruption to our product shipments and materially and adversely affect our business, prospects, reputation, results of operations, and financial condition.
Specifically, in response to the USITC’s findings in the 944 Investigation, we have made design changes to our products for sale in the United States to address the features that were found to infringe the ’537, ’592, and ’145 patents. Following the issuance of the final determination in the 944 Investigation, we submitted a Section 177 ruling request to CBP seeking approval to import these redesigned products into the United States. On November 18, 2016, we received a 177 ruling from CBP finding that our redesigned products did not infringe the relevant claims of the ʼ537, ’592, and ʼ145 patents, and approving the importation of these redesigned products into the United States. However, on January 13, 2017, at the request of Cisco and without our input, CBP issued a letter to us revoking its prior November 18 ruling. CBP subsequently conducted an inter partes proceeding between Arista and Cisco to determine whether our redesigned products infringe and whether to approve them for importation into the United States. On April 7, 2017, following the inter partes proceeding, CBP again ruled that our design around products do not infringe the relevant claims of the ’537, ’592, and ’145 patents and again approved those design arounds for importation into the United States.

Similarly, on May 4, 2017, the USITC issued a limited exclusion order and cease and desist order in the 945 Investigation with respect to the ‘668 and ‘577 patents. If such orders are not disapproved by the United States Trade Representative, we would need to further modify our products to take our products outside the scope of the ‘668 and ‘577 patents and obtain the USITC and/or CBP approvals described above to resume importation of our redesigned products into the United States. For example, we submitted a technical design-around for the ‘668 patent into the 945 Investigation. However, in the Final Determination, the Commission found that this design around continues to infringe the patent. This will require us to implement an alternative redesign for our products to make them non-infringing. We may not be able to do so in a manner that does not continue to infringe the patent or that is acceptable to customers. We may not be able to complete, and our customers may not be able to qualify, such redesigned products in a timely fashion, if at all, following the end of the Presidential review period, leading to an inability to ship products to customers. Our redesign efforts could be extremely costly and time consuming as well as disruptive to our other development activities and distracting to management. In addition, during the Presidential review period, we must pay a 5% bond on imports of any products and components subject to the order, and on any sales of previously imported products and components subject to the order.
If the USITC determines that our redesigned products continue to infringe the patents subject to any USITC limited exclusion order or cease and desist order in an enforcement action for either the 944 Investigation or the 945 Investigation, the USITC may impose the maximum statutory civil penalties for violation of the cease and desist order “including monetary sanctions for each day’s violation of the cease and desist order of the greater of $100,000 or twice the domestic value of the articles entered or sold, whichever is higher,” bring a civil action in U.S. district court “requesting collection of such civil penalties and the issuance of a mandatory injunction preventing further violation of Cease and Desist Order,” or impose “such other remedies and sanctions as are appropriate and within the Commission’s authority.”
An adverse finding in an enforcement action would take effect immediately upon USITC’s issuance of the final determination, without any Presidential review period. To address such a finding, we would have to further redesign our products to make them non-infringing, and until we made such changes we would not be able to import or ship our products to customers. We may not be able to do so in a manner that does not continue to infringe the patents or that is acceptable to customers. We may not be able to complete, and our customers may not be able to qualify, such redesigned products in a timely fashion, if at all, following the issuance of an adverse final determination, leading to an inability to ship products to customers. Our redesign efforts could be extremely costly and time consuming as well as disruptive to our other development activities and distracting to management. We would also need to obtain USITC or CBP approval to resume importation of such redesigned products into the United States. In addition, the USITC would not provide a service and support exception for our previously redesigned products, and customers may be required to upgrade to new products to obtain service and support.
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
In the Matter of Certain Semiconductor Devices, Semiconductor Device Packages, and Products Containing Same (337-TA-1010)
On May 23, 2016, Tessera Technologies, Inc., Tessera, Inc., and Invensas Corp. (“Tessera”) filed a complaint in the USITC alleging that Broadcom Limited, Broadcom Corporation, Avago Technologies Limited, and Avago Technologies U.S. Inc. (“Broadcom”) violated 19 U.S.C. § 1337 (“Section 337”). On June 10, 2016, the USITC instituted Tessera’s complaint as Investigation No. 337-TA-1010 on June 20, 2016.
Tessera alleges that certain Broadcom semiconductor devices infringe U.S. Patent No. 6,856,007; U.S. Patent No. 6,849,946; and U.S. Patent No. 6,133,136. Tessera further alleged that Broadcom's downstream customers, Arista Networks, Inc.; ARRIS International plc; ARRIS Group, Inc.; ARRIS Technology, Inc.; ARRIS Enterprises LLC; ARRIS Solutions, Inc.; Pace Ltd.; Pace Americas, LLC; Pace USA; LLC, ASUSteK Computer Inc.; ASUS Computer International; Comcast Cable Communications, LLC; Comcast Cable Communications Management, LLC; Comcast Business Communications, LLC; HTC Corporation; HTC America, Inc.; NETGEAR, Inc.; Technicolor S.A.; Technicolor USA, Inc.; and Technicolor Connected Home USA LLC (“Downstream Respondents”), were violating Section 337 by importing, selling after importation, or selling for importation products that incorporate the accused Broadcom semiconductor devices. The accused Company products include certain models of our switching products.
Tessera seeks the following relief: (1) a permanent limited exclusion order excluding from importation into the U.S. all of Tessera’s semiconductor devices and semiconductor device packages and Downstream Respondents’ products containing Broadcom’s semiconductor devices that infringe one or more of the three patents-in-suit and (2) a permanent cease and desist order prohibiting Broadcom and Downstream Respondents and related companies from importing, marketing, advertising, demonstrating, warehousing inventory for distribution, offering for sale, selling, qualifying for use in the products of others, distributing, or using the accused Broadcom semiconductor devices Downstream Respondents’ products containing Respondents’ semiconductor devices and semiconductor device packages that infringe one or more of the three patents subject to the ITC Investigation.
The evidentiary hearing was held on March 27 through March 31, 2017, and the target date for completion of the Investigation is October 24, 2017.

To the extent claims made by Tessera in the ITC Investigation against Arista are based solely on functionality residing in Broadcom’s products, Broadcom has agreed to defend Arista at no cost to Arista.
Plectrum, Inc. v. Arista Networks, Inc. (Case No. 4:17-cv-76)
On February 2, 2017, Plectrum LLC (“Plectrum”) filed a complaint against Arista Networks, Inc. in the U.S. District Court for the Eastern District of Texas alleging infringement of the U.S. Patent Nos. 6,205,149 (“the ‘149 Patent”), 5,978,951 (“the ‘951 Patent”), and 6,751,677 (“the ‘677 Patent”) based upon our manufacture, use, by sale and/or offer for sale of our 7150 series and 7500 series switches. Plectrum seeks a permanent injunction or ongoing royalty, unspecified damages and costs, pre-judgement and post-judgement interest on the damages, and attorneys’ fees. In addition to Arista, Plectrum has also sued some of our competitors, customers, and suppliers. Plectrum has filed lawsuits against sixteen (16) parties in total related to this effort. We believe that the claims are without merit and intend to defend ourselves vigorously against the claims.
Other Matters
In the ordinary course of business, we are a party to other claims and legal proceedings including matters relating to commercial, employee relations, business practices and intellectual property. We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2017, provisions recorded for contingent losses related to other claims and matters have not been significant. Based on currently available information, management does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable, and believes these other matters are not likely, individually and in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.

6.    Equity Award Plan Activities
Total stock-based compensation expense related to options, restricted stock awards, employee stock purchases, restricted stock units and stock purchase rights granted were allocated as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenue	$1,024	$793
Research and development	9,587	7,457
Sales and marketing	3,456	3,647
General and administrative	2,372	1,463
Total stock-based compensation	$16,439	$13,360
Stock Option Activities
The following table summarizes the option and RSA (Restricted Stock Award) activity under our equity stock plans and related information:

	Options and RSAs Outstanding
	Number of Shares Underlying Outstanding Options and RSAs (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years) of Stock Options	Aggregate Intrinsic Value of Stock Options Outstanding (in thousands)
Outstanding—December 31, 2016	9,509	$28.79	6.9	$646,394
Options granted	165	95.51
Options exercised	(882)	15.32
Options canceled	(223)	32.10
Outstanding—March 31, 2017	8,569	$31.38	6.8	$864,597
Vested and exercisable—March 31, 2017	3,144	$16.75	6.0	$363,194
Vested and expected to vest—March 31, 2017	8,569	$31.38	6.8	$864,597
As of March 31, 2017, the total unrecognized stock-based compensation expense related to unvested stock options was $90.8 million, which is expected to be recognized over a weighted-average period of 3.8 years.
Restricted Stock Unit (RSU) Activities
A summary of the RSU activity under our stock plans during the reporting period and a summary of information related to RSUs expected to vest are presented below (in thousands, except per share and year amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Unvested balance—December 31, 2016	1,375	$74.23	1.8	$133,081
RSUs granted	283	109.51
RSUs vested	(119)	72.85
RSUs forfeited	(20)	69.30
Unvested balance—March 31, 2017	1,519	$80.97	1.8	$200,947
Vested and expected to vest—March 31, 2017	1,519	$80.97	1.8	$200,947
As of March 31, 2017, there was $115.1 million of unrecognized stock-based compensation cost related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 3.5 years.
Employee Stock Purchase Plan Activities
During the three months ended March 31, 2017, we issued 99,804 shares at a weighted average purchase price of $60.03 under the 2014 Employee Stock Purchase Plan ("ESPP"). On February 6, 2016, the board authorized an increase to shares available for future issuance under the ESPP. Per the ESPP, the increase is determined based on the lesser of 1% of total shares outstanding as of the first day of each fiscal year, 2,500,000 shares, or such amount as determined by our board of directors. The approved increase for 2017 amounted to 708,111 shares. As of March 31, 2017, there remain 2,092,153 shares available for issuance under the ESPP.
As of March 31, 2017, the total unrecognized stock-based compensation expense related to unvested ESPP options was $3.8 million, which is expected to be recognized over a weighted-average period of 1.4 years.
Shares Available for Grant
The following table presents the stock activity and the total number of shares available for grant as of March 31, 2017 (in thousands):

Number of Shares
Balance—December 31, 2016	11,754
Authorized	2,124
Options granted	(165)
RSUs granted	(283)
Options canceled	223
Options repurchased	2
RSUs forfeited	20
Shares traded for taxes	5
Balance—March 31, 2017	13,680

7.	Net Income Per Share Available to Common Stock
The following table sets forth the computation of our basic and diluted net income per share available to common stock (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Numerator:
Basic:
Net income	$82,961	$35,245
Less: undistributed earnings allocated to participating securities	(267)	(324)
Net income available to common stockholders, basic	$82,694	$34,921
Diluted:
Net income attributable to common stockholders, basic	$82,694	$34,921
Add: undistributed earnings allocated to participating securities	22	20
Net income attributable to common stockholders, diluted	$82,716	$34,941
Denominator:
Basic:
Weighted-average shares used in computing net income per share available to common stockholders, basic	71,114	67,737
Diluted:
Weighted-average shares used in computing net income per share available to common stockholders, basic	71,114	67,737
Add weighted-average effect of dilutive securities:
Stock options and RSUs	6,321	4,443
Employee stock purchase plan	81	34
Weighted-average shares used in computing net income per share available to common stockholders, diluted	77,516	72,214
Net income per share attributable to common stockholders:
Basic	$1.16	$0.52
Diluted	$1.07	$0.48
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share available to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock options and RSUs to purchase common stock	188	3,763

8.	Income Taxes
We had an income tax benefit of $9.2 million in the three months ended March 31, 2017, as compared to an income tax provision of $14.1 million in the three months ended March 31, 2016. The significant reduction in our income taxes was primarily due to the recognition of excess tax benefits of $28.8 million as a component of the provision for income taxes resulting from the adoption of ASU 2016-09, offset by an increase in the tax provision driven by higher profits before income taxes.
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

We have been selected for examination by the Internal Revenue Service ("IRS") for our 2013 and 2014 tax years and the subsequent years remain open for audit. It is difficult to determine when the examinations will be settled or their final outcomes in the foreseeable future. We believe that we have adequately provided reserves for any reasonably foreseeable adjustment to our tax returns. It is likely that within the next 12 months that either the IRS examination for tax year 2013 and 2014 will be settled or the statute of limitations will run for jurisdictions in which we have unrecognized tax benefits recorded. The settlement or statute lapse would result in a reduction of the unrecognized tax benefit recorded. The reduction may range from no change up to approximately $3.7 million.
Our gross unrecognized tax benefits as of March 31, 2017 were $29.9 million. If the gross unrecognized tax benefits as of March 31, 2017 were realized in future periods, this could result in a tax benefit of $16.9 million within our provision of income taxes.

9.	Segment Information
We have determined that we operate as one reportable segment. The following table represents revenue based on the customer’s location, as determined by the customer’s shipping address (in thousands):

	Three Months Ended March 31,
	2017	2016
United States	$262,389	$180,876
Other Americas	2,474	1,765
Europe, Middle East and Africa	42,734	43,739
Asia-Pacific	27,878	15,816
Total revenue	$335,475	$242,196
The following table presents our property, plant and equipment, net by geographic region for the periods presented (in thousands):

	March 31, 2017	December 31, 2016
United States	$68,802	$69,352
International	7,517	7,609
Total	$76,319	$76,961

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K filed with the SEC on February 17, 2017. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
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
We believe that cloud networks will continue to replace legacy network technologies, and that our cloud networking platform addresses the large and growing cloud networking segment of data center switching, which remains in the early stage of adoption. Cloud networks are subject to increasing performance requirements due to the growing number of connected devices, as well as new enterprise and consumer applications. Computing architectures are evolving to meet the need for constant connectivity and access to data and applications. We expect to continue growing our organization to meet the needs of new and existing customers as they increasingly realize the performance and cost benefits of our cloud networking solutions and as they expand their cloud networks. Accordingly, we intend to continue to invest in our research and development organization to enhance the functionality of our existing cloud networking platform, introduce new products and features, and build upon our technology leadership. We believe one of our greatest strengths lies in our rapid development of new features and applications.
We generate revenue primarily from sales of our switching products which incorporate our EOS software. We generate the majority of our services revenue from post contract support, or PCS, which end customers typically purchase in conjunction with our products. Our end customers span a range of industries and include large Internet companies, service providers, financial services organizations, government agencies, media and entertainment companies and others. As we have grown the functionality of our EOS software, expanded the range of our product portfolio and increased the size of our sales force, our revenue has continued to grow rapidly. We have also been profitable and cash flow positive for each year since 2010.
To continue to grow our revenue, it is important that we both obtain new customers and sell additional products to existing customers. We expect that a substantial portion of our future sales will be follow-on sales to existing customers. We intend to continue expanding our sales force and marketing activities in key geographies, as well as our relationships with channel, technology and system-level partners in order to reach new end customers more effectively, increase sales to existing customers, and provide services and support effectively. In order to support our strong growth, we have and may continue to accelerate our investment in infrastructure, such as enterprise resource planning software and other technologies to improve the efficiency of our operations.
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
Historically, large purchases by a relatively limited number of end customers have accounted for significant portion of our revenue. We have experienced unpredictability in the timing of large orders, especially with respect to our large end customers, due to the complexity of orders, the time it takes end customers to evaluate, test, qualify and accept our products and factors specific to our end customers. Due to these factors, we expect continued variability in our customer concentration and timing of sales on a quarterly and annual basis. In addition, we have provided, and may in the future provide, pricing discounts to large end customers, which may result in lower margins for the period in which such sales occur. Our gross margins may also fluctuate as a result of the timing of such sales to large end customers.

Results of Operations
The following table summarizes historical results of operations for the periods presented and as a percentage of revenue for those periods. We have derived the data for the three months ended March 31, 2017 and 2016 from our unaudited condensed consolidated financial statements (in thousands, except for percentages).

	Three Months Ended March 31,
	2017	2016
Revenue:
Product	$291,367	$212,475
Service	44,108	29,721
Total revenue	335,475	242,196
Cost of revenue (1):
Product	109,836	78,913
Service	11,429	8,193
Total cost of revenue	121,265	87,106
Gross profit	214,210	155,090
Operating expenses (1):
Research and development	81,610	62,515
Sales and marketing	37,027	27,606
General and administrative	22,155	15,234
Total operating expenses	140,792	105,355
Income from operations	73,418	49,735
Interest expense	(715)	(751)
Other income (expense), net	1,025	337
Total other income (expense), net	310	(414)
Income before provision (benefit) for income taxes	73,728	49,321
Provision (benefit) for income taxes	(9,233)	14,076
Net income	$82,961	$35,245

	Three Months Ended March 31,
	2017	2016
	(as a percentage of revenue)
Revenue:
Product	86.9%	87.7%
Service	13.1	12.3
Total revenue	100.0	100.0
Cost of revenue:
Product	32.7	32.6
Service	3.4	3.4
Total cost of revenue	36.1	36.0
Gross margin	63.9	64.0
Operating expenses:
Research and development	24.4	25.8
Sales and marketing	11.0	11.4
General and administrative	6.6	6.3
Total operating expenses	42.0	43.5
Income from operations	21.9	20.5
Interest expense	(0.2)	(0.2)
Other income (expense), net	0.3	0.1
Total other income (expense), net	0.1	(0.1)
Income before provision (benefit) for income taxes	22.0	20.4
Provision (benefit) for income taxes	(2.8)	5.8
Net income	24.8%	14.6%
________________________________________________________________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2017	2016
Cost of revenue	$1,024	$793
Research and development	9,587	7,457
Sales and marketing	3,456	3,647
General and administrative	2,372	1,463
Total stock-based compensation	$16,439	$13,360

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Revenue, Cost of Revenue and Gross Margin
We generate revenue primarily from sales of our switching products, and a portion of our revenue from sales of PCS. We expect our revenue may vary from period to period based on, among other things, the timing and size of orders, the delivery and acceptance of products, and the impact of significant transactions with unique terms and conditions that may require deferral of revenue.
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

Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including sales to large end customers who generally receive lower pricing, manufacturing-related costs, including costs associated with the introduction of additional contract manufacturing capacity, merchant silicon costs, supply chain sourcing and the mix of products sold. We expect our gross margins to fluctuate over time, depending on the factors described above and others.

(in thousands, except percentages)	Three Months Ended March 31,
	2017	2016	Change in
	$	$	$	%
Revenue
Product	$291,367	$212,475	$78,892	37.1%
Service	44,108	29,721	14,387	48.4
Total revenue	335,475	242,196	93,279	38.5
Cost of revenue
Product	109,836	78,913	30,923	39.2
Service	11,429	8,193	3,236	39.5
Total cost of revenue	121,265	87,106	34,159	39.2
Gross profit	$214,210	$155,090	$59,120	38.1%
Gross margin	63.9%	64.0%

Revenue by Geography

(in thousands, except percentages)	Three Months Ended March 31,
	2017	% of Total	2016	% of Total
Americas	$264,863	79.0%	$182,641	75.4%
Europe, Middle East and Africa	42,734	12.7	43,739	18.1
Asia-Pacific	27,878	8.3	15,816	6.5
Total revenue	$335,475	100.0%	$242,196	100.0%
Revenue
Product revenue increased $78.9 million or 37.1% in the three months ended March 31, 2017 compared to the same period in 2016. The increase was primarily driven by increased shipments to our existing customers as they continue to grow and expand their businesses, increasing their demand for our switch products and related accessories. In addition, our newer products have continued to gain market acceptance, which has contributed to our revenue growth. Service revenue increased $14.4 million or 48.4% in the three months ended March 31, 2017 compared to the same period in 2016, as a result of continued growth in initial and renewal support contracts as our customer installed base continued to expand. We continue to experience pressure in product and service pricing due to competitive market conditions. However, this pricing pressure was more than offset by the increased demand drivers outlined above.
Cost of Revenue and Gross Margin
Cost of revenue increased $34.2 million or 39.2% in the three months ended March 31, 2017 compared to the same period in 2016. The increase in cost of revenue was primarily due to an increase in product shipment volumes and the corresponding increase in product revenue. In addition, we incurred increased costs as we added capacity to our U.S. based manufacturing and operations infrastructure. Gross margin remained generally consistent, decreasing slightly from 64.0% to 63.9% for the three months ended March 31, 2017 compared to the same period in 2016.

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

(in thousands, except percentages)	Three Months Ended March 31,
	2017	2016	Change in
	$	$	$	%
Operating expenses:
Research and development	$81,610	$62,515	$19,095	30.5%
Sales and marketing	37,027	27,606	9,421	34.1
General and administrative	22,155	15,234	6,921	45.4
Total operating expenses	$140,792	$105,355	$35,437	33.6%
Research and development
Research and development expenses consist primarily of personnel costs, prototype expenses, third-party engineering and contractor support costs, and an allocated portion of facility and IT costs. Our research and development efforts are focused on maintaining and developing additional functionality for our existing products and on new product development, including new releases and upgrades to our EOS software and applications. We expect our research and development expenses to increase in absolute dollars as we continue to invest heavily in software development in order to expand the capabilities of our cloud networking platform, introduce new products and features and build upon our technology leadership.
Research and development expenses increased $19.1 million or 30.5% for the three months ended March 31, 2017 compared to the same period in 2016. This increase was primarily due to an increase of $10.7 million in prototype and third-party engineering and consulting costs and increased personnel costs of $8.0 million primarily driven by headcount growth, resulting in additional compensation costs including stock-based compensation.
Sales and marketing
Sales and marketing expenses consist primarily of personnel costs, marketing and promotional activities, and an allocated portion of facility and IT costs. We expect our sales and marketing expenses to increase in absolute dollars as we expand our sales and marketing efforts worldwide, and our relationships with current and future channel partners and end customers.
Sales and marketing expenses increased $9.4 million or 34.1% for the three months ended March 31, 2017 compared to the same period in 2016. The increase was primarily due to an increase in personnel costs of $7.0 million, reflecting increased compensation costs, including commissions, primarily driven by headcount growth and higher sales volumes. Sales support costs increased by $2.0 million reflecting increased professional services and field demonstration costs.
General and administrative
General and administrative expenses consist primarily of personnel costs, legal and professional fees, and an allocated portion of facility and IT costs. General and administrative personnel costs include those for our executive, finance, human resources and legal functions. Our professional services costs are primarily due to external legal, accounting, and tax services.
General and administrative expenses increased $6.9 million or 45.4% for the three months ended March 31, 2017 compared to the same period in 2016. The increase was primarily due to an increase in litigation expenses of $4.5 million. This increase was primarily related to the timing of litigation activities associated with the Cisco legal matters outlined Note 5 to these Condensed Consolidated Financial Statements. In addition personnel costs increased by $1.2 million as compared to the same period in 2016, primarily reflecting increased stock-based compensation.

Other Income (Expense), Net
Other income (expense), net primarily consists of interest income on marketable securities and foreign currency transaction gains and losses, and interest expense from our lease financing obligation.

(in thousands, except percentages)	Three Months Ended March 31,
	2017	2016	Change in
	$	$	$	%
Other income (expense), net:
Interest expense	$(715)	$(751)	$36	4.8%
Other income (expense), net	1,025	337	688	204.2
Total other income (expense), net	$310	$(414)	$724	174.9%
Other income (expense), net
Other income (expense), net improved during the three months ended March 31, 2017 compared to the same period in 2016 primarily due to a net increase in interest income resulting from an increase in our marketable securities portfolio.
Provision (Benefit) for Income Taxes
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

(in thousands, except percentages)	Three Months Ended March 31,
	2017	2016	Change in
	$	$	$	%
Provision (benefit) for income taxes	$(9,233)	$14,076	$(23,309)	(165.6)%
Effective tax rate	(12.5)%	28.5%
The effective tax rate for the three months ended March 31, 2017 was significantly lower than the U.S federal statutory rate primarily due to the recognition of excess tax benefits resulting from the adoption of ASU 2016-09, and earnings taxed at lower rates in foreign jurisdictions. The decrease in the effective tax rate in the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to the recognition of excess tax benefits as a component of the provision for income taxes attributable to the adoption of ASU 2016-09. Prior to the adoption, these benefits were recorded as a component of shareholders' equity. Our future effective tax rate may fluctuate based upon our stock price and the amount of stock options exercised and equity awards vested in the quarter.
Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents, marketable securities, and cash generated from operations. As of March 31, 2017, cash and cash equivalents, and marketable securities were $1.0 billion, of which approximately $112.1 million was held outside the U.S. in our foreign subsidiaries.  We have not repatriated, nor do we currently have plans to repatriate these funds, but if we were to repatriate cash held outside of the U.S. for domestic cash operations, we would be required to accrue and pay U.S. income taxes to repatriate these funds, less any previously paid foreign income taxes. We consider the undistributed earnings of our foreign subsidiaries as of March 31, 2017 to be indefinitely reinvested, and, accordingly, no U.S. income taxes have been provided thereon.
Our cash and cash equivalents, and marketable securities are held for working capital purposes. We plan to continue to invest for long-term growth. We believe that our existing cash and cash equivalents together with cash flows from operations will be sufficient to meet our working capital requirements and our growth strategies for the foreseeable future. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced product and service offerings, our costs and access to outsourcing our manufacturing, our costs related to investing in or acquiring complementary or strategic businesses and technologies, the continued market acceptance of our products, and costs incurred related to outstanding litigation claims. If we require or elect to seek additional capital through debt or equity financing in the future, we may not be able to raise capital on terms acceptable to us or at all. If we are required and unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.

Cash Flows

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash provided by operating activities	$162,862	$77,128
Cash used in by investing activities	(2,920)	(60,270)
Cash provided by financing activities	18,518	6,436
Effect of exchange rate changes	184	43
Net increase in cash and cash equivalents	$178,644	$23,337
Cash Flows from Operating Activities
During the three months ended March 31, 2017, cash provided by operating activities was $162.9 million, resulting from net income of $83.0 million, non-cash adjustments to net income of $24.2 million, and a net increase in cash from changes in our operating assets and liabilities of $55.7 million. Our operating cash benefited from increased deferred revenue of $124.2 million resulting from growth in product deferred revenue related to contract acceptance terms and ongoing growth in PCS contracts. In addition, we experienced strong cash collections in the period, generating $44.1 million of cash. These increases were partially offset by growth in inventory of $50.3 million, supporting overall growth in the business and the expansion of our manufacturing and supply chain activities. In addition, accounts payable and accrued liabilities declined $33.8 million primarily due to corporate bonus payments and the timing of vendor payments related to inventory purchases. Prepaid expenses and current assets increased by $29.1 million primarily due to higher deferred cost of inventory associated with the increased product revenue deferrals referenced above, and an increase in income taxes receivable from excess tax benefits generated from stock option exercises and vesting of stock awards.
During the three months ended March 31, 2016, cash provided by operating activities was $77.1 million, primarily from net income of $35.2 million, a net increase in cash from changes in our operating assets and liabilities of $25.3 million, and net non-cash charges of $10.5 million. The net increase in cash from changes in operating assets and liabilities was primarily due to an increase in deferred revenue of $22.4 million mostly related to additional PCS contracts. In addition, we experienced an increase in cash of $6.8 million from changes in income tax payable, a decrease in our accounts receivable of $9.1 million resulting from strong collections during the period, a decrease in inventory of $8.1 million due to reductions in our finished goods inventory, and a reduction in prepaid expenses and current assets of $8.9 million primarily from a decrease in prepaid income taxes during the period. Operating cash flow increases were offset by a decrease in our accounts payable and accrued liabilities of $31.0 million primarily due to corporate bonus payments and the timing of vendor payments.
Cash Flows from Investing Activities
During the three months ended March 31, 2017, cash used in investing activities was $2.9 million, consisting of purchases of available-for-sale securities of $61.5 million, offset by proceeds of $64.5 million and purchases of property, equipment and other assets of $4.6 million.
During the three months ended March 31, 2016, cash used in investing activities was $60.3 million, consisting of purchases of available-for-sale securities of $0.0 million and purchases of property, equipment and other assets of $8.6 million.
Cash Flows from Financing Activities
During the three months ended March 31, 2017, cash provided by financing activities was $18.5 million, consisting primarily of proceeds from the issuance of common stock under employee equity incentive plans of $19.5 million.
During the three months ended March 31, 2016, cash provided by financing activities was $6.4 million, consisting primarily of proceeds from the issuance of common stock from our ESPP of 4.9 million, and the exercise of stock options, net of repurchases of 1.8 million, offset by payments of $0.3 million for lease financing obligations.
Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
As of March 31, 2017, our principal commitments consist of obligations under operating leases and purchase commitments. There have been no significant changes to these obligations during the three months ended March 31, 2017, compared to the contractual obligations disclosed in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K, filed with the SEC on February 17, 2017, other than the purchase commitments described in Note 5. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected. We believe the critical accounting policies and estimates discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Annual Report on Form 10-K filed with the SEC on February 17, 2017, reflect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K.
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
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Substantially all of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the U.S. and to a lesser extent in Europe and Asia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of an immediate 10% adverse change in foreign exchange rates on monetary assets and liabilities at March 31, 2017 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements. While we have not engaged in the hedging of our foreign currency transactions to date, we may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar.
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and available-for-sale marketable securities. Our cash and cash equivalents are held in cash deposits, money market funds with maturities of less than 90 days from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the U.S. However, because of the conservative and short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our consolidated financial statements.
As of March 31, 2017, we had approximately $296.7 million invested in available-for-sale marketable securities. The effect of an immediate 10% change in interest rates at March 31, 2017 would not have a material adverse impact on our future operating results and cash flows. As of March 31, 2017, we did not hold or issue financial instruments for trading purposes.
Investments in Privately-held Companies
Our non-marketable equity investments in privately-held companies are recorded in investments, non-current in our consolidated balance sheets and are accounted for using the cost method. As of March 31, 2017, the total carrying amount of our investments in privately-held companies was $36.1 million.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act (the "SEC"), as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act, as amended, that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under the “Legal Proceedings” subheading in Note 5. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q incorporated herein by reference.
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
The data center networking market has been historically dominated by Cisco Systems, with competition also coming from other large network equipment and system vendors, including Brocade Communications Systems (which has entered into an agreement to be acquired by Broadcom), Dell/EMC, Hewlett Packard Enterprise and Juniper Networks. Most of our competitors have made acquisitions and/or have entered into or extended partnerships or other strategic relationships to offer more comprehensive product lines, including cloud networking solutions. For example, in the last few years alone Dell acquired Force10 and EMC, IBM acquired Blade Network Technology, Hewlett Packard Enterprises acquired Aruba, Juniper acquired Contrail, Cisco acquired Insieme, and Broadcom who intends to acquire Brocade. We also face competition from other companies and new market entrants, including "white box" switch vendors as well as current technology partners and end customers who may develop network switches and cloud service solutions for internal use and/or to broaden their portfolio of products. Many of our existing and potential competitors enjoy substantial competitive advantages, such as:

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
Cisco Systems, Inc. v. Arista Networks, Inc. (Case No. 5:14-cv-05344) (“’44 Case”)
On December 5, 2014, Cisco filed a complaint against us in the District Court for the Northern District of California alleging that we infringe numerous copyrights pertaining to Cisco’s “Command Line Interface” or “CLI” and U.S. Patent Nos. 7,047,526 and 7,953,886 (respectively, “the ’526 patent” and “the ’886 patent”). As relief for our alleged patent infringement in the ’44 Case, Cisco seeks lost profits and/or reasonable royalty damages in an unspecified amount including treble damages, attorney’s fees, and associated costs as well as injunctive relief. As relief for our alleged copyright infringement, Cisco seeks monetary damages for alleged lost profits, profits from our alleged infringement, statutory damages, attorney’s fees, and associated costs.
As described below, on May 25, 2016, our petition for Inter Partes Review (“IPR”) of the ’886 patent was instituted by the United States Patent Trial and Appeal Board (“PTAB”). Cisco subsequently agreed to dismiss its claims as to the ’886 patent with prejudice.
Trial began on November 28, 2016, and the jury rendered its verdict on December 14, 2016. The jury found that Arista had proven its copyright defense of scenes a faire and that Cisco had failed to prove infringement of the ’526 patent, and on that basis judgment was entered in Arista’s favor on all claims on December 19, 2016.
On January 17, 2017, Cisco filed a motion for judgment as a matter of law, challenging the sufficiency of the evidence in support of Arista's scenes a faire defense. Cisco did not file any post-trial motion regarding the ’526 patent, nor did it file a motion for a new trial. We also filed a motion for judgment as a matter of law on several issues. The hearing on both parties’ motions was held on April 27, 2017.
Arista Networks, Inc. v. Cisco Systems, Inc. (Case No. 5:16-cv-00923) (“’23 Case”)
On February 24, 2016, we filed a complaint against Cisco in the District Court for the Northern District of California alleging antitrust violations and unfair competition. On August 23, 2016, the Court granted Cisco’s motion to stay the ’23 Case until judgment has been entered on Cisco’s copyright claims in the ’44 Case. On March 2, 2017, the Court lifted the stay and trial is set for August 3, 2018.
Certain Network Devices, Related Software, and Components Thereof (Inv. No. 337-TA-944) (“944 Investigation”)
On December 19, 2014, Cisco filed a complaint against us in the USITC alleging that we have violated 19 U.S.C. § 1337 (“Section 337”). The USITC instituted Cisco’s complaint as Investigation No. 337-TA-944. Cisco initially alleged that certain of our switching products infringe the ’592, ’537, ’145, ’164, ’597, and ’296 patents. Cisco subsequently dropped the ’296 patent from the 944 Investigation. Cisco sought, among other things, a limited exclusion order barring entry into the United States of accused switch products (including our 7000 Series of switches) and components and software therein and a cease and desist order against us restricting our activities with respect to our imported accused switch products and components and software therein.
On February 2, 2016, the Administrative Law Judge (“ALJ”) issued his initial determination finding a violation of Section 337. More specifically, the ALJ found that a violation has occurred in the importation into the United States, the sale for importation, or the sale within the United States after importation, of certain network devices, related software, and components thereof that the ALJ found infringe asserted claims 1, 2, 8-11, and 17-19 of the ’537 patent; asserted claims 6, 7, 20, and 21 of the ’592 patent; and asserted claims 5, 7, 45, and 46 of the ’145 patent. The ALJ did not find a violation of Section 337 with respect to any asserted claims of the ’597 and ’164 patents. On June 23, 2016, the Commission issued its Final Determination, which found a violation with respect to the ’537, ’592, and ’145 patents, and found no violation with respect to the ’597 and ’164 patents. The Commission also issued a limited exclusion order and a cease and desist order pertaining to network devices, related software and components thereof that infringe one or more of claims 1, 2, 8-11, and 17-19 of the ’537 patent; claims 6, 7, 20, and 21 of the ’592 patent; and claims 5, 7, 45, and 46 of the ’145 patent. On August 22, 2016, the Presidential review period for the 944 investigation expired. The USITC orders will be in effect until the expiration of the ’537, ’592, and ’145 patents.

Both we and Cisco filed petitions for review of the USITC’s Final Determination to the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”). The appeal is fully briefed and oral argument has not been scheduled.
On August 26, 2016, Cisco filed an enforcement complaint under Section 337 with the USITC. Cisco alleges that we are violating the cease and desist and limited exclusion orders issued in the 944 Investigation by engaging in the “marketing, distribution, offering for sale, selling, advertising, and/or aiding or abetting other entities in the sale and/or distribution of products that Cisco alleges continue to infringe claims 1-2, 8-11, and 17-19 of the ’537 patent,” despite the design changes we have made to those products. Cisco asks the USITC to (1) enforce the cease and desist order; (2) modify the Commission’s limited exclusion order and/or cease and desist order “in any manner that would assist in the prevention of the unfair practices that were originally the basis for issuing such Order or assist in the detection of violations of such Order”; (3) impose the maximum statutory civil penalties for violation of the cease and desist order “including monetary sanctions for each day’s violation of the cease and desist order of the greater of $100,000 or twice the domestic value of the articles entered or sold, whichever is higher”; (4) bring a civil action in U.S. district court “requesting collection of such civil penalties and the issuance of a mandatory injunction preventing further violation of Cease and Desist Order”; and (5) impose “such other remedies and sanctions as are appropriate and within the Commission’s authority.” On September 28, 2016, the Commission instituted the enforcement proceeding. The proceeding has been assigned to ALJ Judge Shaw, who presided over the underlying investigation. On October 14, 2016, we responded to the complaint by, among other things, denying the patent infringement allegations and raising affirmative defenses. On November 2, 2016, the ALJ issued an order setting the deadline for the initial determination for June 20, 2017 and the Target Date for September 20, 2017. On April 4 and 5, 2017, the ALJ held the evidentiary hearing in this proceeding.
Certain Network Devices, Related Software, and Components Thereof (Inv. No. 337-TA-945) (“945 Investigation”)
On December 19, 2014, Cisco filed a complaint against us in the USITC alleging that we violated Section 337. The USITC instituted Cisco’s complaint as Investigation No. 337-TA-945. Cisco alleges that certain of our switching products infringe the ’577, ’853, ’875, ’668, ’492, and ’211 patents. Cisco seeks, among other things, a limited exclusion order barring entry into the United States of accused switch products (including our 7000 Series of switches) related software, and components thereof and a cease and desist order against us restricting our activities with respect to our imported accused switch products, related software, and components thereof.
On December 9, 2016, the ALJ issued her initial determination finding a violation of Section 337. More specifically, the ALJ found that a violation has occurred in the importation into the United States, the sale for importation, or the sale within the United States after importation, of certain network devices, related software, and components thereof that the ALJ found infringe asserted claims 1, 7, 9, 10, and 15 of the ’577 patent; and asserted claims 1, 2, 4, 5, 7, 8, 10, 13, 19, 56, and 64 of the ’668 patent. The ALJ did not find a violation of Section 337 with respect to asserted claim 2 of the ’577 patent or any asserted claims of the ’853, ’492, ’875, and ’211 patents. On December 29, 2016, Arista, Cisco and the Office of Unfair Importation Investigation ("OUII") filed petitions for review of certain findings contained in the initial determination. On March 1, 2017, the Commission issued a notice that it was reviewing the final initial determination in part on certain issues.
On May 4, 2017, the Commission issued its Final Determination, which found a violation with respect to the ’577 and ’668 patents, and found no violation with respect to the ’211, ’853, ’875 and ’492 patents. The Commission also issued a limited exclusion order and a cease and desist order pertaining to network devices, related software and components thereof that infringe one or more of claims 1, 7, 9, 10, and 15 of the ’577 patent and 1, 2, 4, 5, 7, 8, 10, 13, 18, 56, and 64 of the ’668 patent. The Commission’s final determination is subject to a 60-day Presidential review period, during which the United States Trade Representative will decide whether to disapprove the decision. During the Presidential review period, we must pay a 5% bond on imports of any products and components subject to the order, and on any sales of previously imported products and components subject to the order.
Inter Partes Reviews
We have filed petitions for Inter Partes Review of the ’597, ’211, ’668, ’853, ’537, ’577, ’886, and ’526 patents. IPRs relating to the ’597 (IPR No. 2015-00978) and ’211 (IPR No. 2015-00975) patents were instituted in October 2015 and hearings on these IPRs were completed in July 2016. On September 28, 2016, the PTAB issued a final written decision finding claims 1, 14, 39-42, 71, 72, 84, and 85 of the ’597 patent unpatentable. The PTAB also found that claims 29, 63, 64, 73, and 86 of the ’597 patent had not been shown to be unpatentable. On October 5, 2016, the PTAB issued a final written decision finding claims 1 and 12 of the ’211 patent unpatentable. The PTAB also found that claims 2, 6-9, 13, 17-20 of the ’211 patent had not been shown to be unpatentable. Both parties have appealed the final written decisions on the ’211 and ’537 patents IPRs.
The IPR relating to the ’886 patent was instituted on May 25, 2016. Following that decision, Cisco agreed to dismiss its claims as to the ʼ886 patent with prejudice, and we dismissed our counterclaims as to the ʼ886 patent without prejudice.
IPRs relating to the ’668 (IPR No. 2016-00309), ’577 (IPR No. 2016-00303), ’853 (IPR No. 2016-0306), and ’537 (IPR No. 2016-0308) patents were instituted in June 2016 and hearings were held on March 7, 2017. Final Written Decisions on these IPRs are expected to be issued by June 2017.
* * * * *
We intend to vigorously defend against each of the Cisco’s lawsuits, as summarized in the preceding paragraphs. However, we cannot be certain that any claims by Cisco would be resolved in our favor regardless of the merit of the claims. Any adverse litigation ruling could result in the above described injunctive relief, could require a significant damages award against us or a requirement that we make substantial royalty payments to Cisco, and/or could require that we modify our products.
For example, in the 944 Investigation, the USITC has issued a limited exclusion order barring entry into the United States of our network devices (including our 7000 Series of switches), related software, and components thereof that infringe one or more of the claims of the ʼ537, ʼ592, and ʼ145 patents specified above and a cease and desist order restricting our activities with respect to such imported products. In addition, in the 945 Investigation, the Commission has issued its Final Determination finding a violation of section 337 of the Tariff Act with respect to the ʼ668 and ʼ577 patents.
To comply with these orders, we have sought to develop technical design-arounds that no longer infringe the patents that are the subject of the orders. In any efforts to develop technical design-arounds for our products, we may be unable to do so in a manner that does not continue to infringe the patents or that is acceptable to our customers. Our redesign efforts could be extremely costly and time consuming as well as disruptive to our other development activities and distracting to management. Moreover, in the 944 Investigation and 945 Investigation, such design-arounds would require us to obtain approval of either the USITC or U.S. Customs and Border Protection (“CBP”) to resume the importation of the redesigned products into the United States. We may not be successful in our efforts to obtain such approvals to import such modified products in a timely manner, or at all. While a favorable ruling from the CBP would allow us to resume importation of our redesigned products into the United States, the USITC could still determine in an enforcement action that our redesigned products continue to infringe the patents that are the subject of any USITC orders. Any failure to effectively redesign our products, to obtain timely clearance from USITC or CBP to import such redesigned products, or to address the USITC findings in a manner that complies with the USITC orders, may cause a disruption to our product shipments and materially and adversely affect our business, prospects, reputation, results of operations, and financial condition.
Specifically, in response to the USITC’s findings in the 944 Investigation, we have made design changes to our products for sale in the United States to address the features that were found to infringe the ’537, ’592, and ’145 patents. Following the issuance of the final determination in the 944 Investigation, we submitted a Section 177 ruling request to CBP seeking approval to import these redesigned products into the United States. On November 18, 2016, we received a 177 ruling from CBP finding that our redesigned products did not infringe the relevant claims of the ʼ537, ’592, and ʼ145 patents, and approving the importation of these redesigned products into the United States. However, on January 13, 2017, at the request of Cisco and without our input, CBP issued a letter to us revoking its prior November 18 ruling. CBP subsequently conducted an inter partes proceeding between Arista and Cisco to determine whether our redesigned products infringe and whether to approve them for importation into the United States. On April 7, 2017, following the inter partes proceeding, CBP again ruled that our design around products do not infringe the relevant claims of the ’537, ’592, and ’145 patents and again approved those design arounds for importation into the United States.
Similarly, on May 4, 2017, the USITC issued a limited exclu    sion order and cease and desist order in the 945 Investigation with respect to the ‘668 and ‘577 patents. If such orders are not disapproved by the United States Trade Representative, we would need to further modify our products to take our products outside the scope of the ‘668 and ‘577 patents and obtain the USITC and/or CBP approvals described above to resume importation of our redesigned products into the United States. For example, we submitted a technical design-around for the ‘668 patent into the 945 Investigation. However, in the Final Determination, the Commission found that this design around continues to infringe the patent. This will require us to implement an alternative redesign for our products to make them non-infringing. We may not be able to do so in a manner that does not continue to infringe the patent or that is acceptable to customers. We may not be able to complete, and our customers may not be able to qualify, such redesigned products in a timely fashion, if at all, following the end of the Presidential review period, leading to an inability to ship products to customers. Our redesign efforts could be extremely costly and time consuming as well as disruptive to our other development activities and distracting to management. In addition, during the Presidential review period, we must pay a 5% bond on imports of any products and components subject to the order, and on any sales of previously imported products and components subject to the order.
If the USITC determines that our redesigned products continue to infringe the patents subject to any USITC limited exclusion order or cease and desist order in an enforcement action for either the 944 Investigation or the 945 Investigation, the USITC may impose the maximum statutory civil penalties for violation of the cease and desist order “including monetary sanctions for each day’s violation of the cease and desist order of the greater of $100,000 or twice the domestic value of the articles entered or sold, whichever is higher,” bring a civil action in U.S. district court “requesting collection of such civil penalties and the issuance of a mandatory injunction preventing further violation of Cease and Desist Order,” or impose “such other remedies and sanctions as are appropriate and within the Commission’s authority.”
An adverse finding in an enforcement action would take effect immediately upon USITC’s issuance of the final determination, without any Presidential review period. To address such a finding, we would have to further redesign our products to make them non-infringing, and until we made such changes we would not be able to import or ship our products to customers. We may not be able to do so in a manner that does not continue to infringe the patents or that is acceptable to customers. We may not be able to complete, and our customers may not be able to qualify, such redesigned products in a timely fashion, if at all, following the issuance of an adverse final determination, leading to an inability to ship products to customers. Our redesign efforts could be extremely costly and time consuming as well as disruptive to our other development activities and distracting to management. We would also need to obtain USITC or CBP approval to resume importation of such redesigned products into the United States. In addition, the USITC would not provide a service and support exception for our previously redesigned products, and customers may be required to upgrade to new products to obtain service and support.
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
Our products rely on key components, including integrated circuit components and power supplies that our contract manufacturers purchase on our behalf from a limited number of suppliers, including certain sole source providers. We do not have guaranteed supply contracts with any of our component suppliers, and our suppliers could delay shipments or cease manufacturing such products or selling them to us at any time. For example, in the past we have experienced shortages in inventory for dynamic random access memory integrated circuits and delayed releases of the next generation of chipset, which delayed our production and/or the release of our new products. The development of alternate sources for those components is time-consuming, difficult and costly. Additionally, in the 944 Investigation, the USITC has issued a Limited Exclusion Order barring entry into the United States of our network devices (including our 7000 Series of switches), related software and components thereof that infringe one or more of the claims of the ʼ537, ʼ592, and ʼ145 patents specified above and a Cease and Desist Order restricting our activities with respect to such imported products. The USITC has also issued a Limited Exclusion Order in the 945 Investigation barring entry into the United States of our network devices (including our 7000 Series of switches), related software and components thereof that infringe one or more of the claims of the ʼ577 and ‘668 patents specified above and a Cease and Desist Order restricting our activities with respect to such imported products, which is subject to Presidential review. If we are unable to obtain a sufficient quantity of these components on commercially reasonable terms or in a timely manner, or if we are unable to obtain alternative sources for these components, sales of our products could be delayed or halted entirely or we may be required to redesign our products. Any of these events could result in lost sales, reduced gross margins or damage to our end-customer relationships, which would adversely impact our business, financial condition, results of operations and prospects.
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
Reliance on or delays in shipments could cause our revenue for the applicable period to fall below expected levels.
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
For more information regarding the litigation in which we are currently involved, see the “Legal Proceedings” subheading in Note 5. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q incorporated herein by reference.
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
An adverse outcome of a dispute (including those lawsuits described under the “Legal Proceedings” subheading in Note 5. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q) may require us to pay substantial damages or penalties including treble damages if we are found to have willfully infringed a third party’s patents; cease making, licensing, using or importing into the U.S. solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to attempt to redesign our products or services or otherwise to develop non-infringing technology, which may not be successful; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or intellectual property rights; and indemnify our partners and other third parties. Any damages, penalties or royalty obligations we may become subject to as a result of an adverse outcome, and any third-party indemnity we may need to provide, could harm our business, financial condition, results of operations and prospects. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. Further, there is little or no information publicly available concerning market or fair values for license fees, which can lead to overpayment of license or settlement fees. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Suppliers subject to third-party intellectual property claims also may choose or be forced to discontinue or alter their arrangements with us, with little or no advance notice to us. Any of these events could seriously harm our business, financial condition, results of operations and prospects.
In the event that we are found to infringe any third party intellectual property, we could be enjoined, or subject to other remedial orders that would prohibit us, from making, licensing, using or importing into the U.S. such solutions. In order to resume such activities with respect to any affected solutions, we would be required to develop technical design-arounds to this third party intellectual property that no longer infringe the third party intellectual property. In any efforts to develop technical design-arounds for these solutions, we may be unable to do so in a manner that does not continue to infringe the third party intellectual property or that is acceptable to our customers. Our redesign efforts could be extremely costly and time consuming as well as disruptive to our other development activities and distracting to management. Moreover, such design-arounds could require us to obtain approvals from the court or administrative body to resume the activities with respect to the these affected solutions. We may not be successful in our efforts to obtain such approvals in a timely manner, or at all. Any failure to effectively redesign our solutions or to obtain timely clearance from the court or administrative body may cause a disruption to our product shipments and materially and adversely affect our business, prospects, reputation, results of operations, and financial condition.
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
Most of our competitors have made acquisitions and/or have entered into or extended partnerships or other strategic relationships to offer more comprehensive product lines, including cloud networking solutions. For example, in the last few years alone Dell acquired Force10 and EMC, IBM acquired Blade Network Technology, Hewlett Packard Enterprises acquired Aruba, Juniper acquired Contrail, Cisco acquired Insieme and Broadcom currently intends to acquire Brocade.
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
If we needed to raise additional capital to expand our operations, invest in new products or for other corporate purposes, our failure to do so on favorable terms could reduce our ability to compete and could harm our business, financial condition, results of operations and prospects.
We expect that our existing cash and cash equivalents, will be sufficient to meet our anticipated cash needs for the foreseeable future. If we did need to raise additional funds to expand our operations, invest in new products or for other corporate purposes, we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the market price of our common stock could decline. Furthermore, if we engage in debt financing, the holders of such debt would have priority over the holders of common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness or impose other restrictions on our business. We may also be required to take other actions that would otherwise be in the interests of the debt holders, including maintaining specified liquidity or other ratios, any of which could harm our business, financial condition, results of operations and prospects. If we need additional capital and cannot raise it on acceptable terms, if at all, we may not be able to, among other things:

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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in Part I Item 2 of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to revenue recognition, stock-based compensation, contract manufacturing liabilities and income taxes. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations may be adversely affected and may fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
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
We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners. Computer programmers may attempt to penetrate our network security, or that of our website, and misappropriate our proprietary information or cause interruptions of our service. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. We have also outsourced a number of our business functions to third-parties, including our manufacturers, logistics providers, and cloud service providers, and our business operations also depend, in part, on the success of these third parties' own cybersecurity measures. Similarly, we rely upon distributors, resellers and system integrators to sell our products and our sales operations depend, in part, on the reliability of their cybersecurity measures. Additionally, we depend upon our employees to appropriately handle confidential data and deploy our IT resources in safe and secure fashion that does not expose our network systems to security breaches and the loss of data. Accordingly, if our cybersecurity systems and those of our contractors fail to protect against unauthorized access, sophisticated cyber attacks and the mishandling of data by our employees and contractors, our ability to conduct our business effectively could be damaged in a number of ways, including:

•	sensitive data regarding our business, including intellectual property, financial information and other proprietary data, could be stolen;

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
Developing our products is expensive, and the investment in product development may involve a long payback cycle. For the years ended December 31, 2016, 2015 and 2014, our research and development expenses were $273.6 million, or approximately 24.2% of our revenue, $209.4 million, or approximately 25.0% of our revenue, and $148.9 million, or approximately 25.5% of our revenue, respectively. For the quarter ended March 31, 2017, our research and development expenses were $81.6 million, or approximately 24.4% of our revenue. We expect to continue to invest heavily in software development in order to expand the capabilities of our cloud networking platform, introduce new products and features and build upon our technology leadership. We believe one of our greatest strengths lies in the speed of our product development efforts. By investing in research and development, we believe we will be well positioned to continue our rapid growth and take advantage of our large market opportunity. We expect that our results of operations will be impacted by the timing and size of these investments. These investments may take several years to generate positive returns, if ever.

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
                Significant judgment is required to evaluate our tax positions and determine our provision for income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely affect our provision for income taxes. In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Recent changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the U.S. are repatriated to the U.S., as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings, as well as cash and cash equivalent balances we currently maintain outside of the U.S. Furthermore, due to shifting economic and political conditions, tax policies or rates in various jurisdictions may be subject to significant change.
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
As a public company, we are subject to requirements under the Dodd-Frank Act that will require us to perform diligence, and disclose and report whether or not our products contain conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. In addition, we will incur additional costs to comply with these disclosure requirements, including costs related to conducting diligence procedures and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. We may also face reputational harm if we determine that certain of our products contain minerals not determined to be conflict-free or if we are unable to alter our products, processes or sources of supply to avoid such materials.
Risks Related to the Securities Markets and Ownership of Our Common Stock
The market price of our common stock has been and may continue to be volatile, and the value of your investment could decline.
The market price of our common stock has historically been and is likely to continue to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include the following:

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

ARISTA NETWORKS, INC.

Date:	May 5, 2017	By:	/s/ JAYSHREE ULLAL
Jayshree Ullal
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 5, 2017	By:	/s/ ITA BRENNAN
Ita Brennan
Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number		Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1		Offer letter, dated January 2, 2013, by and between the Registrant and Marc Taxay					✓
10.2		Severance Agreement, dated March 30, 2015, by and between the Registrant and Marc Taxay					✓
10.3		Offer letter, dated February 14, 2017, by and between the Registrant and John McCool					✓
10.4		Severance Agreement, dated March 20, 2017, by and between the Registrant and John McCool					✓
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					✓
31.2		Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					✓
32.1	*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					✓
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

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