Form 10-Q
period 2017-06-30
Arista Networks, Inc.
filed 2017-08-04
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of July 28, 2017 was 72,529,963.

ARISTA NETWORKS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ARISTA NETWORKS, INC.
Condensed Consolidated Balance Sheets
(Unaudited in thousands, except par value)

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$823,475	$567,923
Marketable securities	301,364	299,910
Accounts receivable, net of allowances of $4,192 and $1,521, respectively	269,624	253,119
Inventories	363,803	236,490
Prepaid expenses and other current assets	190,923	168,684
Total current assets	1,949,189	1,526,126
Property and equipment, net	75,840	76,961
Investments	36,136	36,136
Deferred tax assets	81,469	70,960
Other assets	20,306	18,824
TOTAL ASSETS	$2,162,940	$1,729,007
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$80,418	$79,457
Accrued liabilities	84,413	90,951
Deferred revenue	426,750	273,350
Other current liabilities	19,216	15,795
Total current liabilities	610,797	459,553
Income taxes payable	19,970	14,498
Lease financing obligations, non-current	38,672	39,593
Deferred revenue, non-current	127,760	99,585
Other long-term liabilities	7,992	7,958
TOTAL LIABILITIES	805,191	621,187
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100,000 shares authorized, no shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value—1,000,000 shares authorized as of June 30, 2017 and December 31, 2016; 72,450 and 70,811 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	7	7
Additional paid-in capital	737,436	674,183
Retained earnings	621,559	435,105
Accumulated other comprehensive loss	(1,253)	(1,475)
TOTAL STOCKHOLDERS’ EQUITY	1,357,749	1,107,820
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,162,940	$1,729,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Income
(Unaudited in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Product	$353,904	$235,616	$645,271	$448,091
Service	51,307	33,125	95,415	62,846
Total revenue	405,211	268,741	740,686	510,937
Cost of revenue:
Product	134,406	88,021	244,242	166,934
Service	11,028	9,269	22,457	17,462
Total cost of revenue	145,434	97,290	266,699	184,396
Total gross profit	259,777	171,451	473,987	326,541
Operating expenses:
Research and development	81,194	69,020	162,804	131,535
Sales and marketing	38,630	31,744	75,657	59,350
General and administrative	23,319	17,529	45,474	32,763
Total operating expenses	143,143	118,293	283,935	223,648
Income from operations	116,634	53,158	190,052	102,893
Other income (expense), net:
Interest expense	(623)	(732)	(1,338)	(1,483)
Other income (expense), net	1,119	416	2,144	753
Total other income (expense), net	496	(316)	806	(730)
Income before provision for income taxes	117,130	52,842	190,858	102,163
Provision for income taxes	14,445	13,938	5,212	28,014
Net income	$102,685	$38,904	$185,646	$74,149
Net income attributable to common stockholders:
Basic	$102,454	$38,617	$185,139	$73,535
Diluted	$102,474	$38,635	$185,182	$73,573
Net income per share attributable to common stockholders:
Basic	$1.42	$0.57	$2.59	$1.08
Diluted	$1.30	$0.53	$2.37	$1.01
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	71,992	68,275	71,555	68,006
Diluted	78,756	72,817	78,166	72,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$102,685	$38,904	$185,646	$74,149
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	384	(308)	157	(236)
Net change in unrealized gains (losses) on available-for-sale securities	(7)	255	65	206
Other comprehensive income (loss)	377	(53)	222	(30)
Comprehensive income	$103,062	$38,851	$185,868	$74,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$185,646	$74,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,033	9,662
Stock-based compensation	34,839	27,592
Deferred income taxes	(8,515)	(6,876)
Amortization of investment premiums	753	385
Changes in operating assets and liabilities:
Accounts receivable, net	(16,505)	(2,396)
Inventories	(127,313)	(26,001)
Prepaid expenses and other current assets	(22,239)	(2,838)
Other assets	(470)	1,866
Accounts payable	1,299	18,501
Accrued liabilities	(5,981)	(5,196)
Deferred revenue	181,575	33,516
Income taxes payable	5,380	17,853
Other liabilities	3,593	1,779
Net cash provided by operating activities(1)	242,095	141,996
Cash flows from investing activities
Proceeds from marketable securities	112,053	—
Purchases of marketable securities	(114,195)	(292,938)
Purchases of property and equipment	(9,534)	(12,739)
Investment in privately-held companies	—	(2,500)
Change in restricted cash	(1,254)	—
Net cash used in investing activities	(12,930)	(308,177)
Cash flows from financing activities
Principal payments of lease financing obligations	(773)	(634)
Proceeds from issuance of common stock under equity plans	28,105	11,205
Minimum tax withholding paid on behalf of employees for net share settlement	(1,356)	(599)
Net cash provided by financing activities(1)	25,976	9,972
Effect of exchange rate changes	411	(59)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	255,552	(156,268)
CASH AND CASH EQUIVALENTS—Beginning of period	567,923	687,326
CASH AND CASH EQUIVALENTS—End of period	$823,475	$531,058
Supplemental disclosures of non-cash investing activities:
Property and equipment included in accounts payable and accrued liabilities	$672	$1,408
(1)During our first fiscal quarter of 2017, we adopted Accounting Standards Update 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." Refer to Note 1 Recently Adopted Accounting Pronouncements for further details. This adoption resulted in a $16.0 million increase in net cash provided by operating activities and a corresponding $16.0 million decrease in net cash provided by financing activities for the six months ended June 30, 2016.

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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three and six months ended June 30, 2017, are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. Our unaudited condensed consolidated financial statements ("consolidated financial statements") include the accounts of Arista Networks, Inc. and its wholly-owned subsidiaries and are prepared in accordance with GAAP. All significant intercompany accounts and transactions have been eliminated.
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

•
Cash flow presentation of excess tax benefits - Prior to the new standard, we were required to present excess tax benefits on share-based awards as a cash inflow from financing activities with a corresponding cash outflow from operating activities. The new standard required that these excess tax benefits be classified with other income tax cash flows as an operating activity. We elected to adopt the guidance related to the presentation of excess tax benefits in our condensed consolidated statements of cash flows on a retrospective basis.

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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (Topic 606), (as amended in June 2016, by ASU No. 2016-12-Revenue-Narrow-Scope Improvements and Practical Expedients, and in December 2016, by ASU No. 2016-20-Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The new standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires significantly expanded disclosures about revenue recognition.
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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force which requires that amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-

period total amounts shown on the statement of cash flows. This standard is effective for us for our first quarter of fiscal 2018, and may be early adopted. We do not anticipate this standard will have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718) Scope of Modification Accounting which addresses providing clarity to reduce diversity in practice, cost and complexity in the application of modification accounting when there is a change in terms or conditions of a share-based payment award. The guidance will be applied on a prospective basis to awards modified on or after the adoption date. This standard is effective for us for our first quarter of fiscal 2018, and may be early adopted. We do not anticipate this standard will have a material impact on our consolidated financial statements.

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

We measure and report our cash equivalents and available-for-sale marketable securities at fair value. The following table sets forth the fair value of our financial assets by level within the fair value hierarchy (in thousands):

	June 30, 2017
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$305,786	$—	$—	$305,786
Money market funds-restricted	5,499	—	—	5,499
Commercial paper	17,962	—	—	17,962
U.S. government notes	98,350	—	—	98,350
Corporate bonds	—	185,052	—	185,052
Total financial assets	$427,597	$185,052	$—	$612,649

	December 31, 2016
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$305,182	$—	$—	$305,182
Money market funds-restricted	4,245	—	—	4,245
Commercial paper	5,962	—	—	5,962
U.S. government notes	110,756	—	—	110,756
Corporate bonds	—	183,192	—	183,192
Total financial assets	$426,145	$183,192	$—	$609,337

3.    Balance Sheet Components
Marketable Securities
The following table summarizes the unrealized gains and losses and fair value of our short term available-for-sale securities (in thousands):

	June 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$17,901	$61	$—	$17,962
U.S. government notes	98,586	—	(236)	98,350
Corporate bonds	185,266	130	(344)	185,052
Total marketable securities	$301,753	$191	$(580)	$301,364

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$5,962	$—	$—	$5,962
U.S. government notes	110,945	5	(194)	110,756
Corporate bonds	183,455	109	(372)	183,192
Total marketable securities	$300,362	$114	$(566)	$299,910
As of June 30, 2017 and December 31, 2016, there have been no other-than-temporary losses on our marketable securities. None of our marketable securities have been in continuous unrealized loss positions for greater than twelve months as of June 30, 2017.
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

As of June 30, 2017, the contractual maturities of our investments did not exceed 24 months. The fair values of available-for-sale investments, by remaining contractual maturity, are as follows (in thousands):

June 30, 2017
Due in 1 year or less	$185,071
Due in 1 year through 2 years	116,293
Total marketable securities	$301,364
The weighted average remaining duration of our current marketable securities is approximately 0.9 years as of June 30, 2017. As we view these securities as available to support current operations, we classify securities with maturities beyond 12 months as current assets under the caption marketable securities in the accompanying unaudited condensed consolidated balance sheets.
Accounts Receivable, net
Accounts receivable, net consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Accounts receivable	$273,815	$254,640
Allowance for doubtful accounts	(61)	(204)
Sales return reserve	(4,130)	(1,317)
Accounts receivable, net	$269,624	$253,119
Inventories
Inventories consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$112,558	$99,190
Finished goods	251,245	137,300
Total inventories	$363,803	$236,490

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Inventory deposit	$34,259	$60,315
Prepaid income taxes	22,640	17,383
Other current assets	124,362	79,140
Other prepaid expenses and deposits	9,662	11,846
Total prepaid expenses and other current assets	$190,923	$168,684
Property and Equipment, net
    Property and equipment, net consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Equipment and machinery	$45,481	$40,721
Computer hardware and software	20,154	17,420
Furniture and fixtures	2,982	2,879
Leasehold improvements	29,648	29,498
Building	35,154	35,154
Construction-in-process	1,022	421
Property and equipment, gross	134,441	126,093
Less: accumulated depreciation	(58,601)	(49,132)
Property and equipment, net	$75,840	$76,961
Depreciation and amortization expense was $5.0 million and $4.8 million, for the three months ended June 30, 2017 and 2016, respectively, and $9.8 million and $9.7 million for the six months ended June 30, 2017 and 2016, respectively.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Accrued compensation costs	$34,005	$52,854
Accrued warranty costs	8,262	6,744
Accrued manufacturing costs	23,790	14,824
Accrued professional fees	5,767	6,829
Accrued taxes	1,280	1,098
Other	11,309	8,602
Total accrued liabilities	$84,413	$90,951
Warranty Accrual
We offer a one-year warranty on all of our hardware products and a 90-day warranty against defects in the software embedded in the products. The accrued warranty liability is recorded in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

The following table summarizes the activity related to our accrued liability for estimated future warranty costs (in thousands):

	Six Months Ended June 30,
	2017	2016
Warranty accrual, beginning of period	$6,744	$4,718
Liabilities accrued for warranties issued during the period	3,944	1,141
Warranty costs incurred during the period	(2,426)	(1,018)
Warranty accrual, end of period	$8,262	$4,841

4.    Investments
Investments in Privately-held Companies
As of June 30, 2017 and December 31, 2016, we held non-marketable equity investments of approximately $36.1 million in privately-held companies which are accounted for under the cost method. To date, we have not recognized any impairment losses on our investments.
5.    Commitments and Contingencies
Operating Leases
We lease various operating spaces in North America, Europe, Asia and Australia under non-cancelable operating lease arrangements that expire on various dates through 2025. We recognize rent expense under these arrangements on a straight-line basis over the term of the lease. Rent expense for all operating leases amounted to $2.6 million and $2.4 million, for the three months ended June 30, 2017 and 2016, respectively, and $5.0 million and $4.7 million for the six months ended June 30, 2017 and 2016, respectively. There have been no material changes in our operating lease commitments under contractual obligation, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
As of June 30, 2017 and December 31, 2016, we have recorded assets of $53.4 million, representing the total costs of the building and improvements incurred, including the costs paid by the lessor (the legal owner of the building) and additional improvement costs paid by us, and a corresponding financing obligation of $40.4 million and $41.2 million, respectively. As of June 30, 2017, $1.7 million and $38.7 million were recorded as short-term and long-term financing obligations, respectively.
Land lease expense related to our lease financing obligation is classified as rent expense in our unaudited condensed consolidated statements of income, and amounted to $0.3 million and $0.6 million for the three and six months ended June 30, 2017, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2016, respectively.
Purchase Commitments
We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf based on our forecasts in order to reduce manufacturing lead times and ensure adequate component supply. We issue purchase orders to our contract manufacturers for finished product and a significant portion of these orders consist of firm non-cancelable commitments. In addition, we purchase strategic component inventory from certain suppliers under purchase commitments that in some cases are non-cancelable, including integrated circuits, which are consigned to our contract manufacturers. As of June 30, 2017, we had non-cancelable purchase commitments of $152.4 million. In addition, we have provided deposits to secure our obligations to purchase inventory. We had $37.0 million and $63.1 million in deposits as of June 30, 2017 and December 31, 2016, respectively. These deposits are classified in other current and long term assets in our accompanying unaudited condensed consolidated balance sheets.
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
On January 17, 2017, Cisco filed a motion for judgment as a matter of law, challenging the sufficiency of the evidence in support of Arista's scenes a faire defense. Cisco did not file any post-trial motion regarding the ’526 patent, nor did it file a motion for a new trial. We also filed a conditional motion for judgment as a matter of law and/or for a new trial on several grounds, which would be at issue only if the court granted Cisco’s motion. The hearing on both parties’ motions was held on April 27, 2017. On May 10, 2017, the court denied Cisco’s motion and denied our motions as moot.
Cisco filed a notice of appeal on June 6, 2017. The U.S. Court of Appeal for the Federal Circuit has docketed the appeal as Case No. 17-2145. No hearing date in the appeal has been set.
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

Both we and Cisco filed petitions for review of the USITC’s Final Determination to the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”). The appeal is fully briefed and oral argument was held on June 6, 2017. The parties await the Federal Circuit’s decision.
On August 26, 2016, Cisco filed an enforcement complaint under Section 337 with the USITC. Cisco alleges that we are violating the cease and desist and limited exclusion orders issued in the 944 Investigation by engaging in the “marketing, distribution, offering for sale, selling, advertising, and/or aiding or abetting other entities in the sale and/or distribution of products that Cisco alleges continue to infringe claims 1-2, 8-11, and 17-19 of the ’537 patent,” despite the design changes we have made to those products. Cisco asks the USITC to (1) enforce the cease and desist order; (2) modify the Commission’s limited exclusion order and/or cease and desist order “in any manner that would assist in the prevention of the unfair practices that were originally the basis for issuing such Order or assist in the detection of violations of such Order”; (3) impose the maximum statutory civil penalties for violation of the cease and desist order “including monetary sanctions for each day’s violation of the cease and desist order of the greater of $100,000 or twice the domestic value of the articles entered or sold, whichever is higher”; (4) bring a civil action in U.S. district court “requesting collection of such civil penalties and the issuance of a mandatory injunction preventing further violation of Cease and Desist Order”; and (5) impose “such other remedies and sanctions as are appropriate and within the Commission’s authority.” On September 28, 2016, the Commission instituted the enforcement proceeding. The proceeding has been assigned to ALJ Judge Shaw, who presided over the underlying investigation. On October 14, 2016, we responded to the complaint by, among other things, denying the patent infringement allegations and raising affirmative defenses. On November 2, 2016, the ALJ issued an order setting the deadline for the initial determination for June 20, 2017 and the Target Date for September 20, 2017. On April 4 and 5, 2017, the ALJ held the evidentiary hearing in this proceeding. On June 20, 2017, the ALJ issued his initial determination finding that Arista did not violate the June 23, 2016 cease and desist order. The initial determination also recommended a civil penalty of $307 million if the Commission decided to overturn the finding of no violation. On July 3, 2017, the parties filed petitions for review of certain findings in the initial determination. The deadline for the Commission to decide whether to review the initial determination is August 4, 2017, and the Commission is scheduled to issue a final determination on September 20, 2017.
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
On May 4, 2017, the Commission issued its Final Determination, which found a violation with respect to the ’577 and ’668 patents, and found no violation with respect to the ’211, ’853, ’875 and ’492 patents. The Commission also issued a limited exclusion order and a cease and desist order pertaining to network devices, related software and components thereof that infringe one or more of claims 1, 7, 9, 10, and 15 of the ’577 patent and 1, 2, 4, 5, 7, 8, 10, 13, 18, 56, and 64 of the ’668 patent. The 60-day Presidential review period for the 945 Investigation has expired. During the 60-day Presidential review period, the USITC Orders permitted Arista to continue importing and selling products covered by the orders so long as Arista paid a 5% bond. Because the United States Trade Representative did not disapprove the USITC’s final determination, the limited exclusion order and cease and desist order are now in full effect, and Arista is barred from importing and selling infringing covered products in the United States. On June 30, 2017, Cisco filed a petition for review of the USITC’s Final Determination to the Federal Circuit regarding the ’853, ’492, ’875 and ’211 patents.
On May 25, 2017 and June 1, 2017, the PTAB issued final written decisions finding all claims of the ’577 and ’668 patents that Arista was found to have infringed in the 945 Investigation unpatentable. On June 1, 2017 and June 2, 2017, Arista filed emergency petitions to suspend the remedial orders in the 945 Investigation. On June 12, 2017, Cisco filed a brief in response objecting to any suspension of the ITC Orders, while the OUII filed a brief in support of the requested suspension. On July 20, 2017, the Commission issued a notice denying our petition to suspend the remedial orders. On July 21, 2017, we filed a motion to stay the remedial orders in the 945 Investigation pending disposition of the relevant appeals and sought expedited consideration of our motion. Cisco’s opposition to that motion was filed on August 3, 2017. If necessary, we plan to file an emergency motion to stay the remedial orders with the Federal Circuit.
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
IPRs relating to the ’668 (IPR No. 2016-00309), ’577 (IPR No. 2016-00303), ’853 (IPR No. 2016-0306), and ’537 (IPR No. 2016-0308) patents were instituted in June 2016 and hearings were held on March 7, 2017. On May 25, 2017, the PTAB issued final written decisions finding claims 1, 7-10, 12-16, 18-22, 25, and 28-31 of ’577 patent unpatentable, and that claim 2 of the ’577 patent, claim 63 of the ’853 patent, and claims 1, 10, 19, and 21 of the ’537 patent had not been shown to be unpatentable. On June 1, 2017, the PTAB issued a final written decision finding claims 1-10, 12-13, 15-28, 30-31, 33-36, 55-64, 66-67, and 69-72 of the ’668 patent unpatentable. Arista filed a Notice of Appeal concerning the ’577 patent on July 21, 2017. Cisco cross-appealed concerning the ’577 patent on July 26, 2017 and filed a Notice of Appeal concerning the ’668 patent on August 1, 2017.
* * * * *
We intend to vigorously defend against each of the Cisco’s lawsuits, as summarized in the preceding paragraphs. However, we cannot be certain that any claims by Cisco will be resolved in our favor regardless of the merit of the claims. Any adverse litigation ruling could result in injunctive relief including the above described injunctive relief, could require a significant damages award against us or a requirement that we make substantial royalty payments to Cisco, and/or could require that we modify our products.
For example, in the 944 Investigation, the USITC issued a limited exclusion order barring entry into the United States of our network devices (including our 7000 Series of switches), related software, and components thereof that infringe one or more of the claims of the ʼ537, ʼ592, and ʼ145 patents specified above and a cease and desist order restricting our activities with respect to such imported products. In the 945 Investigation, the USITC issued a limited exclusion order barring entry into the United States of our network devices, related software, and components thereof that infringe one or more of the claims of the ʼ577 and ’668 patents specified above and a cease and desist order restricting our activities with respect to such imported products.

To comply with these orders, we have sought to develop technical design-arounds that no longer infringe the patents that are the subject of the orders. In any efforts to develop technical design-arounds for our products, we may be unable to do so in a manner that does not continue to infringe the patents or that is acceptable to our customers. Our redesign efforts could be extremely costly and time consuming as well as disruptive to our other development activities and distracting to management. Moreover, in the 944 Investigation and 945 Investigation, such design-arounds would require us to obtain approval of either the USITC or U.S. Customs and Border Protection (“CBP”) to resume the importation of the redesigned products into the United States. We may not be successful in our efforts to obtain such approvals to import such modified products in a timely manner, or at all. While a favorable ruling from CBP would allow us to resume importation of our redesigned products into the United States, the USITC could still determine in an enforcement action that our redesigned products continue to infringe the patents that are the subject of any USITC orders. Any failure to effectively redesign our products, to obtain customer acceptance of those redesigned products, to obtain timely clearance from USITC or CBP to import such redesigned products, or to address the USITC findings in a manner that complies with the USITC orders, may cause a disruption to our product shipments, subject us to penalties and materially and adversely affect our business, prospects, reputation, results of operations, and financial condition.
Specifically, in response to the USITC’s findings in the 944 Investigation, we have made design changes to our products for sale in the United States to address the features that were found to infringe the ’537, ’592, and ’145 patents. Following the issuance of the final determination in the 944 Investigation, we submitted a Section 177 ruling request to CBP seeking approval to import these redesigned products into the United States. On November 18, 2016, we received a 177 ruling from CBP finding that our redesigned products did not infringe the relevant claims of the ʼ537, ’592, and ʼ145 patents, and approving the importation of these redesigned products into the United States. However, on January 13, 2017, at the request of Cisco and without our input, CBP issued a letter to us revoking its prior November 18 ruling. CBP subsequently conducted an inter partes proceeding between Arista and Cisco to determine whether our redesigned products infringe and whether to approve them for importation into the

United States. On April 7, 2017, following the inter partes proceeding, CBP again ruled that our redesigned products do not infringe the relevant claims of the ’537, ’592, and ’145 patents and again approved those redesigns for importation into the United States.

Similarly, on May 4, 2017, the USITC issued a limited exclusion order and cease and desist order in the 945 Investigation with respect to the ’668 and ’577 patents. Because the ITC did not suspend its orders despite the PTAB decisions that found every relevant claim of the ‘668 and ‘577 patents to be unpatentable, Arista is currently barred from importing and selling infringing covered products in the United States. We have made design changes to our products for sale in the United States to address the features that were found to infringe the ’577 and ’668 patents. We are making ongoing modifications to our products to also ensure that they continue to meet customer requirements, and we are working with our customers to qualify those modified products for use in our customers’ networks. In particular, the ‘577 patent was directed at a feature that is implemented in the merchant silicon chips that we purchase from third party suppliers. Because we do not design, build or manufacture these merchant silicon chips, we are limited in further modifications that we can make to our products for this patent. We are deploying these additional modifications for a subset of our products, while for others we will remove the feature until the ’577 patent expires on June 30, 2018. These redesign and qualification efforts could be extremely costly and time consuming for us and our customers as well as disruptive to our other development activities and distracting to management. We may not be able to complete, and our customers may not be able to qualify these redesigned products in a timely fashion, if at all. This could result in an inability to ship those redesigned products to our customers, a delay or cancellation of purchases by some customers until those further modifications are completed and/or qualified or a rejection or return of our redesigned products, any of which could materially and adversely affect our business, prospects, reputation, results of operations or financial condition. We will also need to obtain the USITC and/or CBP approvals described above to resume importation of our redesigned products into the United States. On July 21, 2017, we submitted a request to CBP under Section 177 of its rules seeking approval to import our redesigned products into the United States. If we are unable to obtain USITC and/or CBP approvals to import our redesigned products or components of those products into the United States, our business, prospects, reputation, results of operations and financial condition could be materially or adversely affected.

If the USITC determines that our redesigned products continue to infringe the patents subject to any USITC limited exclusion order or cease and desist order in an enforcement action for either the 944 Investigation or the 945 Investigation, the USITC may impose the maximum statutory civil penalties for violation of the cease and desist order “including monetary sanctions for each day’s violation of the cease and desist order of the greater of $100,000 or twice the domestic value of the articles entered or sold, whichever is higher,” bring a civil action in U.S. district court “requesting collection of such civil penalties and the issuance of a mandatory injunction preventing further violation of Cease and Desist Order,” or impose “such other remedies and sanctions as are appropriate and within the Commission’s authority.” In the 944 Investigation, the ALJ recommended a civil penalty of $307 million if the Commission were to reverse ALJ’s finding of no violation.
An adverse finding in an enforcement action would take effect immediately upon USITC’s issuance of the final determination, without any Presidential review period. To address such a finding, we would have to further redesign our products to make them non-infringing, and until we made such changes we would not be able to import or ship our products to customers. We may not be able to do so in a manner that does not continue to infringe the patents or that is acceptable to customers. We may not be able to complete, and our customers may not be able to qualify, such redesigned products in a timely fashion, if at all, following the issuance of an adverse final determination, leading to an inability to ship products to customers. Our redesign efforts could be extremely costly and time consuming as well as disruptive to our other development activities and distracting to management. For example, in the enforcement action for the 944 Investigation, although the ALJ issued his initial determination finding that Arista’s redesigned products did not violate the June 23, 2016 cease and desist order, if the Commission overturns that finding in its final determination on September 20, 2017, we will no longer be able to import or ship our products in the U.S. until we make further changes to address those findings, which could materially and adversely affect our business, prospects, reputation, results of operations or financial condition. We would also need to obtain USITC or CBP approval to resume importation of such redesigned products into the United States. In addition, the USITC would not provide a service and support exception for our previously redesigned products, and customers may be required to upgrade to new products to obtain service and support. If we are unable to obtain such approvals or provide such service and support exception, our business, prospects, reputation, results of operations or financial condition could be materially and adversely affected.
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
In the Matter of Certain Semiconductor Devices, Semiconductor Device Packages, and Products Containing Same (U.S. International Trade Commission Investigation No. 337-TA-1010)
On May 23, 2016, Tessera Technologies, Inc., Tessera, Inc., and Invensas Corp. (“Tessera”) filed a complaint in the USITC alleging that Broadcom Limited, Broadcom Corporation, Avago Technologies Limited, and Avago Technologies U.S. Inc. (“Broadcom”) and certain of Broadcom's customers violated 19 U.S.C. § 1337 (“Section 337”). On June 20, 2016, the USITC instituted Tessera’s complaint as Investigation No. 337-TA-1010.
Tessera alleges that certain Broadcom semiconductor devices infringe U.S. Patent No. 6,856,007; U.S. Patent No. 6,849,946; and U.S. Patent No. 6,133,136. Tessera further alleges that Broadcom's downstream customers, Arista Networks, Inc.; ARRIS International plc; ARRIS Group, Inc.; ARRIS Technology, Inc.; ARRIS Enterprises LLC; ARRIS Solutions, Inc.; Pace Ltd.; Pace Americas, LLC; Pace USA; LLC, ASUSteK Computer Inc.; ASUS Computer International; Comcast Cable Communications, LLC; Comcast Cable Communications Management, LLC; Comcast Business Communications, LLC; HTC Corporation; HTC America, Inc.; NETGEAR, Inc.; Technicolor S.A.; Technicolor USA, Inc.; and Technicolor Connected Home USA LLC (“Downstream Respondents”) are violating Section 337 by importing, selling after importation, or selling for importation products that incorporate the accused Broadcom semiconductor devices. The accused Company products include certain models of our switching products.
Tessera seeks the following relief: (1) a permanent limited exclusion order excluding from importation into the U.S. all of Broadcom’s semiconductor devices and semiconductor device packages, as well as Downstream Respondents’ products containing Broadcom’s semiconductor devices that infringe one or more of the three patents-in-suit and (2) a permanent cease and desist order prohibiting Broadcom and the Downstream Respondents and related companies from importing, marketing, advertising, demonstrating, warehousing inventory for distribution, offering for sale, selling, qualifying for use in the products of others, distributing, or using the accused Broadcom semiconductor devices and Downstream Respondents’ products containing Respondents’ semiconductor devices and semiconductor device packages that infringe one or more of the three patents subject to the ITC Investigation.
The evidentiary hearing was held from March 27-31, 2017. On June 30, 2017, the ALJ issued an initial determination that found a violation with respect to the ’946 patent and no violation with respect the ’136 and ’007 patents. The ALJ recommended that the Commission issue limited exclusion and cease and desist orders and recommended a 100% bond for imports during the Presidential review period. Broadcom and the Downstream Respondents are petitioning for Commission review of the initial determination and the target date for the final determination is October 30, 2017.
To the extent claims made by Tessera in the USITC Investigation against Arista are based solely on functionality residing in Broadcom’s products, Broadcom has agreed to defend Arista at no cost to Arista.
* * * * *
An adverse final determination from the Commission could result in issuance of remedial orders that could prevent Broadcom, Arista, and the other Downstream Respondents from selling infringing products for import into the United States, importing infringing products into the United States, or selling infringing products after importation into the United States. This could include both the infringing semiconductor devices as well as downstream products, including Arista’s Ethernet switches, that incorporate those devices. During the 60-day Presidential review period following the final determination, Broadcom, Arista, and the other Downstream Respondents could continue to import and sell infringing products by paying a bond. The ALJ’s recommended bond is 100% of the entered value of the product. Following the end of the Presidential review period, if the U.S. Trade Representative chooses not to disapprove the final determination, the orders would go into full effect.
If the USITC orders go into full effect, to continue importing and selling products found to be infringing, Broadcom and its manufacturers would need to develop redesigned products that do not infringe, and Arista would have to integrate these devices into its own products, or Broadcom and/or the Downstream Respondents would need to obtain a license from Tessera. It may not be possible to do this in a timely fashion, if at all. Because the asserted patents are directed towards technology used in the manufacture of the semiconductor devices not manufactured or designed by Arista, Arista would be dependent on Broadcom and its manufacturers to create such redesigned products.
Before Broadcom, Arista, or the other Downstream Respondents could import redesigned products into the United States, the products would have to be approved by CBP or the USITC. We may not be successful in any efforts to obtain such approvals in a timely manner, or at all. While a favorable ruling from CBP would allow Broadcom, Arista, and the other Downstream Respondents to resume importation of our redesigned products into the United States, the USITC could alternately determine in an enforcement action that such redesigned products continue to infringe the patents that are the subject of the USITC orders.
Any failure to effectively redesign these products and obtain timely clearance from CBP or USITC to import such redesigned products or to obtain a license from Tessera may cause a disruption to our product shipments and materially and adversely affect our business, prospects, reputation, results of operations, and financial condition. However, it is our belief that at this stage of the legal proceedings, the likelihood of a loss is remote.
Other Matters
In the ordinary course of business, we are a party to other claims and legal proceedings including matters relating to commercial, employee relations, business practices and intellectual property. We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2017, provisions recorded for contingent losses related to other claims and matters have not been significant. Based on currently available information, management does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable, and believes these other matters are not likely, individually and in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.

6.    Equity Award Plan Activities
Total stock-based compensation expense related to options, restricted stock awards, employee stock purchases, restricted stock units and stock purchase rights granted were allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	$1,087	$868	$2,111	$1,661
Research and development	10,342	7,595	19,929	15,052
Sales and marketing	4,080	3,780	7,536	7,427
General and administrative	2,891	1,989	5,263	3,452
Total stock-based compensation	$18,400	$14,232	$34,839	$27,592
Stock Option Activities
On February 6, 2017, the board authorized an increase to shares available for future issuance under the 2014 Equity Incentive Plan (“EIP”). Per the EIP, the increase is determined based on the lesser of 3% of total shares outstanding as of the first day of each fiscal year, 12,500,000 shares, or such amount as determined by our board of directors. The approved increase for 2017 amounted to 2,124,333 shares. As of June 30, 2017, there remain 13.7 million shares available for issuance under the EIP.
The following table summarizes the option activity under our equity stock plans and related information:

	Options Outstanding
	Number of Shares Underlying Outstanding Options (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years) of Stock Options	Aggregate Intrinsic Value of Stock Options Outstanding (in thousands)
Outstanding—December 31, 2016	9,509	$28.79	6.9	$646,394
Options granted	170	96.61
Options exercised	(1,325)	16.69
Options canceled	(306)	32.59
Outstanding—June 30, 2017	8,048	$32.07	6.6	$947,409
Vested and exercisable—June 30, 2017	3,044	$17.89	5.8	$401,454
Vested and expected to vest—June 30, 2017	8,048	$32.07	6.6	$947,409
As of June 30, 2017, the total unrecognized stock-based compensation expense related to unvested stock options was $82.2 million, which is expected to be recognized over a weighted-average period of 3.7 years.
Restricted Stock Unit (RSU) Activities
A summary of the RSU activity under our stock plans during the reporting period and a summary of information related to RSUs expected to vest are presented below (in thousands, except per share and year amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Unvested balance—December 31, 2016	1,375	$74.23	1.8	$133,081
RSUs granted	392	117.94
RSUs vested	(226)	73.26
RSUs forfeited	(44)	72.68
Unvested balance—June 30, 2017	1,497	$85.87	1.8	$224,290
Vested and expected to vest—June 30, 2017	1,497	$85.87	1.8	$224,290
As of June 30, 2017, there was $119.5 million of unrecognized stock-based compensation cost related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 3.4 years.

Equity Incentive Plan Shares Available for Grant
The following table presents EIP stock activity and the total number of shares available for future grant as of June 30, 2017 (in thousands):

Number of Shares
Balance—December 31, 2016	11,754
Authorized	2,124
Options granted	(170)
RSUs granted	(392)
Options canceled	306
Options repurchased	2
RSUs forfeited	44
Shares traded for taxes	10
Balance—June 30, 2017	13,678
Employee Stock Purchase Plan Activities
During the six months ended June 30, 2017, we issued 99,804 shares at a weighted average purchase price of $60.03 under the 2014 Employee Stock Purchase Plan ("ESPP"). On February 6, 2017, the board authorized an increase to shares available for future issuance under the ESPP. Per the ESPP, the increase is determined based on the lesser of 1% of total shares outstanding as of the first day of each fiscal year, 2,500,000 shares, or such amount as determined by our board of directors. The approved increase for 2017 amounted to 708,111 shares. As of June 30, 2017, there remain 2,092,153 shares available for issuance under the ESPP.
As of June 30, 2017, the total unrecognized stock-based compensation expense related to unvested ESPP options was $2.6 million, which is expected to be recognized over a weighted-average period of 1.2 years.

7.	Net Income Per Share Available to Common Stock
The following table sets forth the computation of our basic and diluted net income per share available to common stock (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Basic:
Net income	$102,685	$38,904	$185,646	$74,149
Less: undistributed earnings allocated to participating securities	(231)	(287)	(507)	(614)
Net income available to common stockholders, basic	$102,454	$38,617	$185,139	$73,535
Diluted:
Net income attributable to common stockholders, basic	$102,454	$38,617	$185,139	$73,535
Add: undistributed earnings allocated to participating securities	20	18	43	38
Net income attributable to common stockholders, diluted	$102,474	$38,635	$185,182	$73,573
Denominator:
Basic:
Weighted-average shares used in computing net income per share available to common stockholders, basic	71,992	68,275	71,555	68,006
Diluted:
Weighted-average shares used in computing net income per share available to common stockholders, basic	71,992	68,275	71,555	68,006
Add weighted-average effect of dilutive securities:
Stock options and RSUs	6,625	4,488	6,474	4,466
Employee stock purchase plan	139	54	137	51
Weighted-average shares used in computing net income per share available to common stockholders, diluted	78,756	72,817	78,166	72,523
Net income per share attributable to common stockholders:
Basic	$1.42	$0.57	$2.59	$1.08
Diluted	$1.30	$0.53	$2.37	$1.01
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share available to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options and RSUs to purchase common stock	18	3,211	103	3,487

8.	Income Taxes
We had a provision for income taxes of $14.4 million and $5.2 million in the three and six months ended June 30, 2017, respectively as compared to an income tax provision of $13.9 million and $28.0 million in the three and six months ended June 30, 2016, respectively. For the three and six months ended June 30, 2017, the change in our income taxes as compared to the same periods in 2016 was primarily due to the recognition of excess tax benefits of $19.1 million and $47.9 million as a component of the provision for income taxes resulting from the adoption of ASU 2016-09, offset by an increase in the tax provision driven by higher profits before income taxes.
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

We have been selected for examination by the Internal Revenue Service ("IRS") for our 2013 and 2014 tax years and the subsequent years remain open for audit. It is difficult to determine when the examinations will ultimately be settled. We believe that we have adequately provided reserves for any reasonably foreseeable adjustment to our tax returns. It is likely that within the next 12 months that either the IRS examination for tax year 2013 and 2014 will be settled or the statute of limitations will run for jurisdictions in which we have unrecognized tax benefits recorded. The settlement or statute lapse would result in a reduction of the unrecognized tax benefit recorded. The reduction may range from no change up to approximately $3.7 million.
Our gross unrecognized tax benefits as of June 30, 2017 were $32.2 million. If the gross unrecognized tax benefits as of June 30, 2017 were realized in future periods, this could result in a tax benefit of $19.1 million within our provision of income taxes.

9.	Segment Information
We have determined that we operate as one reportable segment. The following table represents revenue based on the customer’s location, as determined by the customer’s shipping address (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States	$300,357	$198,958	$562,746	$379,834
Other Americas	3,663	2,359	6,137	4,124
Europe, Middle East and Africa	77,367	42,644	120,101	86,383
Asia-Pacific	23,824	24,780	51,702	40,596
Total revenue	$405,211	$268,741	$740,686	$510,937
The following table presents our property, plant and equipment, net by geographic region for the periods presented (in thousands):

	June 30, 2017	December 31, 2016
United States	$68,900	$69,352
International	6,940	7,609
Total	$75,840	$76,961

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

Furthermore, to comply with the limited exclusion order and cease and desist order in the 945 Investigation as described above in Note 5, entitled Commitments and Contingencies, we have made design changes to our products for sale in the United States to address the features that were found to infringe the ’577 and ’668 patents.  We will continue to improve this with product modifications to meet ongoing customer requirements. As described in Note 5, we will need to complete these further modifications and seek qualification and acceptance by our customers. We will also need to obtain the necessary approvals described in Note 5 in order to resume importation of our redesigned products into the United States. On July 21, 2017, we submitted a Section 177 request to CBP seeking approval to import our redesigned products into the United States.

Results of Operations
The following table summarizes historical results of operations for the periods presented and as a percentage of revenue for those periods. We have derived the data for the three and six months ended June 30, 2017 and 2016 from our unaudited condensed consolidated financial statements (in thousands, except for percentages).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Product	$353,904	$235,616	$645,271	$448,091
Service	51,307	33,125	95,415	62,846
Total revenue	405,211	268,741	740,686	510,937
Cost of revenue (1):
Product	134,406	88,021	244,242	166,934
Service	11,028	9,269	22,457	17,462
Total cost of revenue	145,434	97,290	266,699	184,396
Gross profit	259,777	171,451	473,987	326,541
Operating expenses (1):
Research and development	81,194	69,020	162,804	131,535
Sales and marketing	38,630	31,744	75,657	59,350
General and administrative	23,319	17,529	45,474	32,763
Total operating expenses	143,143	118,293	283,935	223,648
Income from operations	116,634	53,158	190,052	102,893
Interest expense	(623)	(732)	(1,338)	(1,483)
Other income (expense), net	1,119	416	2,144	753
Total other income (expense), net	496	(316)	806	(730)
Income before provision for income taxes	117,130	52,842	190,858	102,163
Provision for income taxes	14,445	13,938	5,212	28,014
Net income	$102,685	$38,904	$185,646	$74,149

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(as a percentage of revenue)
Revenue:
Product	87.3%	87.7%	87.1%	87.7%
Service	12.7	12.3	12.9	12.3
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	33.2	32.8	33.0	32.7
Service	2.7	3.4	3.0	3.4
Total cost of revenue	35.9	36.2	36.0	36.1
Gross margin	64.1	63.8	64.0	63.9
Operating expenses:
Research and development	20.0	25.7	22.0	25.7
Sales and marketing	9.5	11.8	10.2	11.6
General and administrative	5.8	6.5	6.1	6.4
Total operating expenses	35.3	44.0	38.3	43.7
Income from operations	28.8	19.8	25.7	20.2
Interest expense	(0.2)	(0.3)	(0.2)	(0.3)
Other income (expense), net	0.3	0.2	0.3	0.1
Total other income (expense), net	0.1	(0.1)	0.1	(0.2)
Income before provision for income taxes	28.9	19.7	25.8	20.0
Provision for income taxes	3.6	5.2	0.7	5.5
Net income	25.3%	14.5%	25.1%	14.5%
________________________________________________________________________
(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	$1,087	$868	$2,111	$1,661
Research and development	10,342	7,595	19,929	15,052
Sales and marketing	4,080	3,780	7,536	7,427
General and administrative	2,891	1,989	5,263	3,452
Total stock-based compensation	$18,400	$14,232	$34,839	$27,592

Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016
Revenue, Cost of Revenue and Gross Margin
We generate revenue primarily from sales of our switching products, and a portion of our revenue from sales of PCS. We expect our revenue may vary from period to period based on, among other things, the timing and size of orders, the delivery and acceptance of products, and the impact of significant transactions with unique terms and conditions that may require deferral of revenue.
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

Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including sales to large end customers who generally receive lower pricing, manufacturing-related costs including costs associated with supply chain sourcing activities, merchant silicon costs, and the mix of products sold. We expect our gross margins to fluctuate over time, depending on the factors described above and others.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change in		2017	2016	Change in
	$	$	$	%	$	$	$	%
	(in thousands, except percentages)
Revenue
Product	$353,904	$235,616	$118,288	50.2%	$645,271	$448,091	$197,180	44.0%
Service	51,307	33,125	18,182	54.9	95,415	62,846	32,569	51.8
Total revenue	405,211	268,741	136,470	50.8	740,686	510,937	229,749	45.0
Cost of revenue
Product	134,406	88,021	46,385	52.7	244,242	166,934	77,308	46.3
Service	11,028	9,269	1,759	19.0	22,457	17,462	4,995	28.6
Total cost of revenue	145,434	97,290	48,144	49.5	266,699	184,396	82,303	44.6
Gross profit	$259,777	$171,451	$88,326	51.5%	$473,987	$326,541	$147,446	45.2%
Gross margin	64.1%	63.8%			64.0%	63.9%

Revenue by Geography

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	% of Total	2016	% of Total	2017	% of Total	2016	% of Total
	(in thousands, except percentages)
Americas	$304,020	75.0%	$201,317	74.9%	$568,883	76.8%	$383,958	75.1%
Europe, Middle East and Africa	77,367	19.1	42,644	15.9	120,101	16.2	86,383	16.9
Asia-Pacific	23,824	5.9	24,780	9.2	51,702	7.0	40,596	8.0
Total revenue	$405,211	100.0%	$268,741	100.0%	$740,686	100.0%	$510,937	100.0%
Revenue
Product revenue increased 50.2% in the three months ended June 30, 2017 and 44.0% in the six months ended June 30, 2017, compared to the same periods in 2016. The increase was primarily driven by increased shipments to our existing customers as they continue to grow and expand their businesses, increasing their demand for our switch products and related accessories. In addition, our newer products have continued to gain market acceptance, which has contributed to our revenue growth. Service revenue increased 54.9% in the three months ended June 30, 2017 and 51.8% in the six months ended June 30, 2017, compared to the same periods in 2016, as a result of continued growth in initial and renewal support contracts as our customer installed base continued to expand. We continue to experience pressure on both product and service pricing due to competitive market conditions. However, this pricing pressure was more than offset by the increased demand drivers outlined above.
Cost of Revenue and Gross Margin
Cost of revenue increased $48.1 million in the three months ended June 30, 2017 and $82.3 million for the six months ended June 30, 2017, compared to the same periods in 2016. The increase in cost of revenue was primarily due to an increase in product shipment volumes and the corresponding increase in product revenue. Gross margin remained generally consistent, increasing slightly from 63.8% to 64.1% for the three months ended June 30, 2017 and 63.9% to 64.0% for the six months ended June 30, 2017, compared to the same periods in 2016. Gross margin benefited from improved service margins as we scale our services business, but this improvement was partially offset by slightly lower product margins reflecting a somewhat higher mix of shipments to larger end customers who receive lower pricing terms due to volume discounts.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change in		2017	2016	Change in
	$	$	$	%	$	$	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$81,194	$69,020	$12,174	17.6%	$162,804	$131,535	$31,269	23.8%
Sales and marketing	38,630	31,744	6,886	21.7	75,657	59,350	16,307	27.5
General and administrative	23,319	17,529	5,790	33.0	45,474	32,763	12,711	38.8
Total operating expenses	$143,143	$118,293	$24,850	21.0%	$283,935	$223,648	$60,287	27.0%
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
Research and development expenses increased for the three and six months ended June 30, 2017 compared to the same periods in 2016. The increase in each period was primarily due to increased personnel costs of $6.6 million and $14.6 million in the three and six months ended June 30, 2017, respectively as compared to the same periods in 2016. These increases were driven by headcount growth, resulting in additional compensation costs including stock-based compensation charges. In addition, prototype, third-party engineering and consulting costs grew $4.3 million and $14.7 million in the three and six months ended June 30, 2017, respectively as compared to the same periods in 2016.
Sales and marketing
Sales and marketing expenses consist primarily of personnel costs, marketing and promotional activities, and an allocated portion of facility and IT costs. We expect our sales and marketing expenses to increase in absolute dollars as we expand our sales and marketing efforts worldwide, and our relationships with current and future channel partners and end customers.
Sales and marketing expenses increased for the three and six months ended June 30, 2017 compared to the same periods in 2016. The increase in each period was driven by personnel costs which increased by $5.0 million and $12.0 million in the three and six months ended June 30, 2017, respectively as compared to the same periods in 2016. These increases were primarily due to headcount growth and higher sales volumes, driving increased compensation costs, including commissions. In addition, sales support costs increased by $2.1 million and $4.1 million, in the three and six months ended June 30, 2017, respectively as compared to the same periods in 2016, reflecting increased professional services and field demonstration costs.
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
General and administrative expenses increased for the three and six months ended June 30, 2017 compared to the same periods in 2016. The increase in each period was primarily due to an increase in Optumsoft and Cisco litigation related expenses of $4.4 million and $8.8 million in the three and six months ended June 30, 2017, respectively as compared to the same periods in 2016. The amounts in each period include bond costs associated with the importation and sale of affected products and components during the presidential review period of the 945 investigation. In addition, other professional services and overall stock-based compensation charges increased by $1.3 million and $2.7 million in the three and six months ended June 30, 2017, respectively as compared to the same periods in 2016.
Other Income (Expense), Net
Other income (expense), net primarily consists of interest income on marketable securities and foreign currency transaction gains and losses, and interest expense from our lease financing obligation.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change in		2017	2016	Change in
	$	$	$	%	$	$	$	%
	(in thousands, except percentages)
Other income (expense), net:
Interest expense	$(623)	$(732)	$109	14.9%	$(1,338)	$(1,483)	$145	9.8%
Other income (expense), net	1,119	416	703	169.0	2,144	753	1,391	(184.7)
Total other income (expense), net	$496	$(316)	$812	257.0%	$806	$(730)	$1,536	210.4%
Other income (expense), net
Other income (expense), net improved during the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily due to a net increase in interest income resulting from an increase in our marketable securities portfolio.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change in		2017	2016	Change in
	$	$	$	%	$	$	$	%
	(in thousands, except percentages)
Provision (benefit) for income taxes	$14,445	$13,938	$507	3.6%	$5,212	$28,014	$(22,802)	(81.4)%
Effective tax rate	12.3%	26.4%			2.7%	27.4%
The effective tax rate for the three and six months ended June 30, 2017 was significantly lower than the U.S federal statutory rate primarily due to the recognition of excess tax benefits resulting from the adoption of ASU 2016-09, and earnings taxed at lower rates in foreign jurisdictions. The decrease in the effective tax rate in the three and six months ended June 30, 2017, as compared to the same periods in 2016, was primarily due to the recognition of excess tax benefits as a component of the provision for income taxes attributable to the adoption of ASU 2016-09. Prior to the adoption, these benefits were recorded as a component of shareholders' equity. Our future effective tax rate may fluctuate based upon our stock price and the amount of stock options exercised and equity awards vested in the quarter.
Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents, marketable securities, and cash generated from operations. As of June 30, 2017, cash and cash equivalents, and marketable securities were $1.1 billion, of which approximately $125.1 million was held outside the U.S. in our foreign subsidiaries.  We have not repatriated, nor do we currently have plans to repatriate these funds, but if we were to repatriate cash held outside of the U.S. for domestic cash operations, we would be required to accrue and pay U.S. income taxes to repatriate these funds, less any previously paid foreign income taxes. We consider the undistributed earnings of our foreign subsidiaries as of June 30, 2017 to be indefinitely reinvested, and, accordingly, no U.S. income taxes have been provided thereon.
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
Cash Flows

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash provided by operating activities	$242,095	$141,996
Cash used in by investing activities	(12,930)	(308,177)
Cash provided by financing activities	25,976	9,972
Effect of exchange rate changes	411	(59)
Net increase (decrease) in cash and cash equivalents	$255,552	$(156,268)
Cash Flows from Operating Activities
During the six months ended June 30, 2017, cash provided by operating activities was $242.1 million, resulting from net income of $185.6 million non-cash adjustments to net income of $37.1 million, and a net increase in cash from changes in our operating assets and liabilities of $19.3 million. Our operating cash benefited from increased deferred revenue of $181.6 million resulting from growth in product deferred revenue related to contract acceptance terms and ongoing growth in PCS contracts. These increases were partially offset by growth in inventory of $127.3 million, supporting overall growth in the business and the expansion of our manufacturing and supply chain activities. In addition, accounts receivable increased by $16.5 million related to timing of billing and cash collections, and prepaid expenses and current assets increased by $22.2 million primarily due to higher deferred cost of inventory associated with the increased product revenue deferrals referenced above, partially offset by a reduction in inventory deposits.
During the six months ended June 30, 2016, cash provided by operating activities was $142.0 million, primarily from net income of $74.1 million, net non-cash adjustments to net income of $30.8 million, and a net increase in cash from changes in our operating assets and liabilities of $37.1 million. The increase in cash from changes in operating assets and liabilities was primarily due to an increase in deferred revenue of $33.5 million mostly related to new and renewed PCS contracts, an increase in accounts payable of $18.5 million primarily due to timing of vendor payments, and an increase in cash of $17.9 million from changes in income taxes payable. Cash outflows from changes in operating assets and liabilities primarily consisted of net inventory purchases of $26.0 million as we continue to build our inventory balances.
Cash Flows from Investing Activities
During the six months ended June 30, 2017, cash used in investing activities was $12.9 million, consisting of purchases of available-for-sale securities of $114.2 million, offset by proceeds of $112.1 million and purchases of property, equipment and other assets of $9.5 million.
During the six months ended June 30, 2016, cash used in investing activities was $308.2 million, consisting of purchases of available-for-sale securities of $292.9 million, purchases of property, equipment and other assets of $12.7 million, and an additional investment in a privately-held company of $2.5 million.
Cash Flows from Financing Activities
During the six months ended June 30, 2017, cash provided by financing activities was $26.0 million, consisting primarily of proceeds from the issuance of common stock under employee equity incentive plans of $28.1 million.
During the six months ended June 30, 2016, cash provided by financing activities was $10.0 million, consisting primarily of proceeds from equity incentive plans of $11.2 million, offset by minimum tax withheld for employees and payments for lease financing obligations of $1.2 million.
Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments
As of June 30, 2017, our principal commitments consist of obligations under operating leases and purchase commitments. There have been no significant changes to these obligations during the six months ended June 30, 2017, compared to the contractual obligations disclosed in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K, filed with the SEC on February 17, 2017, other than the purchase commitments described in Note 5. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Substantially all of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the U.S. and to a lesser extent in Europe and Asia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of an immediate 10% adverse change in foreign exchange rates on monetary assets and liabilities at June 30, 2017 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements. While we have not engaged in the hedging of our foreign currency transactions to date, we may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar.
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
As of June 30, 2017, we had approximately $301.4 million invested in available-for-sale marketable securities. The effect of an immediate 10% change in interest rates at June 30, 2017 would not have a material adverse impact on our future operating results and cash flows. As of June 30, 2017, we did not hold or issue financial instruments for trading purposes.
Investments in Privately-held Companies
Our non-marketable equity investments in privately-held companies are recorded in investments, non-current in our consolidated balance sheets and are accounted for using the cost method. As of June 30, 2017, the total carrying amount of our investments in privately-held companies was $36.1 million.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act (the "SEC"), as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act, as amended, that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

•
our ability to comply with any remedial orders issued in connection with the Cisco litigation including our ability to develop, market and sell redesigned products that are not covered by such remedial orders;

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
The data center networking market has been historically dominated by Cisco Systems, with competition also coming from other large network equipment and system vendors, including Brocade Communications Systems (which has entered into an agreement to be acquired by Broadcom), Dell/EMC, Hewlett Packard Enterprise and Juniper Networks. Most of our competitors have made acquisitions and/or have entered into or extended partnerships or other strategic relationships to offer more comprehensive product lines, including cloud networking solutions. For example, in the last few years alone Dell acquired Force10 and EMC, IBM acquired Blade Network Technology, Hewlett Packard Enterprises acquired Aruba, Juniper acquired Contrail, Cisco acquired Insieme, and Broadcom intends to acquire Brocade. We also face competition from other companies and new market entrants, including "white box" switch vendors as well as current technology partners and end customers who may develop network switches and cloud service solutions for internal use and/or to broaden their portfolio of products. Many of our existing and potential competitors enjoy substantial competitive advantages, such as:

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
On January 17, 2017, Cisco filed a motion for judgment as a matter of law, challenging the sufficiency of the evidence in support of Arista's scenes a faire defense. Cisco did not file any post-trial motion regarding the ’526 patent, nor did it file a motion for a new trial. We also filed a conditional motion for judgment as a matter of law and/or for a new trial on several grounds, which would be at issue only if the court granted Cisco’s motion. The hearing on both parties’ motions was held on April 27, 2017. On May 10, 2017, the court denied Cisco’s motion and denied our motions as moot.
Cisco filed a notice of appeal on June 6, 2017. The U.S. Court of Appeal for the Federal Circuit has docketed the appeal as Case No. 17-2145. No hearing date in the appeal has been set.
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
Both we and Cisco filed petitions for review of the USITC’s Final Determination to the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”). The appeal is fully briefed and oral argument was held on June 6, 2017. The parties await the Federal Circuit’s decision.
On August 26, 2016, Cisco filed an enforcement complaint under Section 337 with the USITC. Cisco alleges that we are violating the cease and desist and limited exclusion orders issued in the 944 Investigation by engaging in the “marketing, distribution, offering for sale, selling, advertising, and/or aiding or abetting other entities in the sale and/or distribution of products that Cisco alleges continue to infringe claims 1-2, 8-11, and 17-19 of the ’537 patent,” despite the design changes we have made to those products. Cisco asks the USITC to (1) enforce the cease and desist order; (2) modify the Commission’s limited exclusion order and/or cease and desist order “in any manner that would assist in the prevention of the unfair practices that were originally the basis for issuing such Order or assist in the detection of violations of such Order”; (3) impose the maximum statutory civil penalties for violation of the cease and desist order “including monetary sanctions for each day’s violation of the cease and desist order of the greater of $100,000 or twice the domestic value of the articles entered or sold, whichever is higher”; (4) bring a civil action in U.S. district court “requesting collection of such civil penalties and the issuance of a mandatory injunction preventing further violation of Cease and Desist Order”; and (5) impose “such other remedies and sanctions as are appropriate and within the Commission’s authority.” On September 28, 2016, the Commission instituted the enforcement proceeding. The proceeding has been assigned to ALJ Judge Shaw, who presided over the underlying investigation. On October 14, 2016, we responded to the complaint by, among other things, denying the patent infringement allegations and raising affirmative defenses. On November 2, 2016, the ALJ issued an order setting the deadline for the initial determination for June 20, 2017 and the Target Date for September 20, 2017. On April 4 and 5, 2017, the ALJ held the evidentiary hearing in this proceeding. On June 20, 2017, the ALJ issued his initial determination finding that Arista did not violate the June 23, 2016 cease and desist order. The initial determination also recommended a civil penalty of $307 million if the Commission decided to overturn the finding of no violation. On July 3, 2017, the parties filed petitions for review of certain findings in the initial determination. The deadline for the Commission to decide whether to review the initial determination is August 4, 2017, and the Commission is scheduled to issue a final determination on September 20, 2017.
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
On May 4, 2017, the Commission issued its Final Determination, which found a violation with respect to the ’577 and ’668 patents, and found no violation with respect to the ’211, ’853, ’875 and ’492 patents. The Commission also issued a limited exclusion order and a cease and desist order pertaining to network devices, related software and components thereof that infringe one or more of claims 1, 7, 9, 10, and 15 of the ’577 patent and 1, 2, 4, 5, 7, 8, 10, 13, 18, 56, and 64 of the ’668 patent. The 60-day Presidential review period for the 945 Investigation has expired. During the 60-day Presidential review period, the USITC Orders permitted Arista to continue importing and selling products covered by the orders so long as Arista paid a 5% bond. Because the United States Trade Representative did not disapprove the USITC’s final determination, the limited exclusion order and cease and desist order are now in full effect, and Arista is barred from importing and selling infringing covered products in the United States. On June 30, 2017, Cisco filed a petition for review of the USITC’s Final Determination to the Federal Circuit regarding the ’853, ’492, ’875 and ’211 patents.
On May 25, 2017 and June 1, 2017, the PTAB issued final written decisions finding all claims of the ’577 and ’668 patents that Arista was found to have infringed in the 945 Investigation unpatentable. On June 1, 2017 and June 2, 2017, Arista filed emergency petitions to suspend the remedial orders in the 945 Investigation. On June 12, 2017, Cisco filed a brief in response objecting to any suspension of the ITC Orders, while the OUII filed a brief in support of the requested suspension. On July 20, 2017, the Commission issued a notice denying our petition to suspend the remedial orders. On July 21, 2017, we filed a motion to stay the remedial orders in the 945 Investigation pending disposition of the relevant appeals and sought expedited consideration of our motion. Cisco’s opposition to that motion was filed on August 3, 2017. If necessary, we plan to file an emergency motion to stay the remedial orders with the Federal Circuit.
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
IPRs relating to the ’668 (IPR No. 2016-00309), ’577 (IPR No. 2016-00303), ’853 (IPR No. 2016-0306), and ’537 (IPR No. 2016-0308) patents were instituted in June 2016 and hearings were held on March 7, 2017. On May 25, 2017, the PTAB issued final written decisions finding claims 1, 7-10, 12-16, 18-22, 25, and 28-31 of ’577 patent unpatentable, and that claim 2 of the ’577 patent, claim 63 of the ’853 patent, and claims 1, 10, 19, and 21 of the ’537 patent had not been shown to be unpatentable. On June 1, 2017, the PTAB issued a final written decision finding claims 1-10, 12-13, 15-28, 30-31, 33-36, 55-64, 66-67, and 69-72 of the ’668 patent unpatentable. Arista filed a Notice of Appeal concerning the ’577 patent on July 21, 2017. Cisco cross-appealed concerning the ’577 patent on July 26, 2017 and filed a Notice of Appeal concerning the ’668 patent on August 1, 2017.
* * * * *
We intend to vigorously defend against each of the Cisco’s lawsuits, as summarized in the preceding paragraphs. However, we cannot be certain that any claims by Cisco will be resolved in our favor regardless of the merit of the claims. Any adverse litigation ruling could result in injunctive relief including the above described injunctive relief, could require a significant damages award against us or a requirement that we make substantial royalty payments to Cisco, and/or could require that we modify our products.
For example, in the 944 Investigation, the USITC issued a limited exclusion order barring entry into the United States of our network devices (including our 7000 Series of switches), related software, and components thereof that infringe one or more of the claims of the ʼ537, ʼ592, and ʼ145 patents specified above and a cease and desist order restricting our activities with respect to such imported products. In the 945 Investigation, the USITC issued a limited exclusion order barring entry into the United States of our network devices, related software, and components thereof that infringe one or more of the claims of the ʼ577 and ’668 patents specified above and a cease and desist order restricting our activities with respect to such imported products.

To comply with these orders, we have sought to develop technical design-arounds that no longer infringe the patents that are the subject of the orders. In any efforts to develop technical design-arounds for our products, we may be unable to do so in a manner that does not continue to infringe the patents or that is acceptable to our customers. Our redesign efforts could be extremely costly and time consuming as well as disruptive to our other development activities and distracting to management. Moreover, in the 944 Investigation and 945 Investigation, such design-arounds would require us to obtain approval of either the USITC or U.S. Customs and Border Protection (“CBP”) to resume the importation of the redesigned products into the United States. We may not be successful in our efforts to obtain such approvals to import such modified products in a timely manner, or at all. While a favorable ruling from CBP would allow us to resume importation of our redesigned products into the United States, the USITC could still determine in an enforcement action that our redesigned products continue to infringe the patents that are the subject of any USITC orders. Any failure to effectively redesign our products, to obtain customer acceptance of those redesigned products, to obtain timely clearance from USITC or CBP to import such redesigned products, or to address the USITC findings in a manner that complies with the USITC orders, may cause a disruption to our product shipments, subject us to penalties and materially and adversely affect our business, prospects, reputation, results of operations, and financial condition.
Specifically, in response to the USITC’s findings in the 944 Investigation, we have made design changes to our products for sale in the United States to address the features that were found to infringe the ’537, ’592, and ’145 patents. Following the issuance of the final determination in the 944 Investigation, we submitted a Section 177 ruling request to CBP seeking approval to import these redesigned products into the United States. On November 18, 2016, we received a 177 ruling from CBP finding that our redesigned products did not infringe the relevant claims of the ʼ537, ’592, and ʼ145 patents, and approving the importation of these redesigned products into the United States. However, on January 13, 2017, at the request of Cisco and without our input, CBP issued a letter to us revoking its prior November 18 ruling. CBP subsequently conducted an inter partes proceeding between Arista and Cisco to determine whether our redesigned products infringe and whether to approve them for importation into the United States. On April 7, 2017, following the inter partes proceeding, CBP again ruled that our redesigned products do not infringe the relevant claims of the ’537, ’592, and ’145 patents and again approved those redesigns for importation into the United States.

Similarly, on May 4, 2017, the USITC issued a limited exclusion order and cease and desist order in the 945 Investigation with respect to the ’668 and ’577 patents. Because the ITC did not suspend its orders despite the PTAB decisions that found every relevant claim of the ‘668 and ‘577 patents to be unpatentable, Arista is currently barred from importing and selling infringing covered products in the United States. We have made design changes to our products for sale in the United States to address the features that were found to infringe the ’577 and ’668 patents. We are making ongoing modifications to our products to also ensure that they continue to meet customer requirements, and we are working with our customers to qualify those modified products for use in our customers’ networks. In particular, the ‘577 patent was directed at a feature that is implemented in the merchant silicon chips that we purchase from third party suppliers. Because we do not design, build or manufacture these merchant silicon chips, we are limited in further modifications that we can make to our products for this patent. We are deploying these additional modifications for a subset of our products, while for others we will remove the feature until the ’577 patent expires on June 30, 2018. These redesign and qualification efforts could be extremely costly and time consuming for us and our customers as well as disruptive to our other development activities and distracting to management. We may not be able to complete, and our customers may not be able to qualify these redesigned products in a timely fashion, if at all. This could result in an inability to ship those redesigned products to our customers, a delay or cancellation of purchases by some customers until those further modifications are completed and/or qualified or a rejection or return of our redesigned products, any of which could materially and adversely affect our business, prospects, reputation, results of operations or financial condition. We will also need to obtain the USITC and/or CBP approvals described above to resume importation of our redesigned products into the United States. On July 21, 2017, we submitted a request to CBP under Section 177 of its rules seeking approval to import our redesigned products into the United States. If we are unable to obtain USITC and/or CBP approvals to import our redesigned products or components of those products into the United States, our business, prospects, reputation, results of operations and financial condition could be materially or adversely affected.

If the USITC determines that our redesigned products continue to infringe the patents subject to any USITC limited exclusion order or cease and desist order in an enforcement action for either the 944 Investigation or the 945 Investigation, the USITC may impose the maximum statutory civil penalties for violation of the cease and desist order “including monetary sanctions for each day’s violation of the cease and desist order of the greater of $100,000 or twice the domestic value of the articles entered or sold, whichever is higher,” bring a civil action in U.S. district court “requesting collection of such civil penalties and the issuance of a mandatory injunction preventing further violation of Cease and Desist Order,” or impose “such other remedies and sanctions as are appropriate and within the Commission’s authority.” In the 944 Investigation, the ALJ recommended a civil penalty of $307 million if the Commission were to reverse ALJ’s finding of no violation.
An adverse finding in an enforcement action would take effect immediately upon USITC’s issuance of the final determination, without any Presidential review period. To address such a finding, we would have to further redesign our products to make them non-infringing, and until we made such changes we would not be able to import or ship our products to customers. We may not be able to do so in a manner that does not continue to infringe the patents or that is acceptable to customers. We may not be able to complete, and our customers may not be able to qualify, such redesigned products in a timely fashion, if at all, following the issuance of an adverse final determination, leading to an inability to ship products to customers. Our redesign efforts could be extremely costly and time consuming as well as disruptive to our other development activities and distracting to management. For example, in the enforcement action for the 944 Investigation, although the ALJ issued his initial determination finding that Arista’s redesigned products did not violate the June 23, 2016 cease and desist order, if the Commission overturns that finding in its final determination on September 20, 2017, we will no longer be able to import or ship our products in the U.S. until we make further changes to address those findings, which could materially and adversely affect our business, prospects, reputation, results of operations or financial condition. We would also need to obtain USITC or CBP approval to resume importation of such redesigned products into the United States. In addition, the USITC would not provide a service and support exception for our previously redesigned products, and customers may be required to upgrade to new products to obtain service and support. If we are unable to obtain such approvals or provide such service and support exception, our business, prospects, reputation, results of operations or financial condition could be materially and adversely affected.
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
Managing the supply of our products and product components is complex, and our inventory management systems and related supply-chain visibility tools may not enable us to forecast accurately and manage effectively the supply of our products and product components. Furthermore, ongoing Cisco litigation before the USITC and any adverse ruling that results from such litigation could cause disruption to our supply-chain or with our suppliers, which may impact our revenues, business and reputation. For example, in the 944 Investigation, the USITC has issued a limited exclusion order barring entry into the United States of our network devices (including our 7000 Series of switches), related software and components thereof that infringe one or more of the claims of the ʼ537, ʼ592, and ʼ145 patents specified above and a Cease and Desist Order restricting our activities with respect to such imported products. Similarly, in the 945 Investigation, the USITC has issued a limited exclusion order barring entry into the United States of our network devices (including our 7000 Series of switches), related software and components thereof that infringe one or more of the claims of the ʼ577 and ‘668 patents specified above and a Cease and Desist Order restricting our activities with respect to such imported products. Each of these remedial orders could prevent us from using inventory to satisfy U.S demand and may cause us to write-down such inventory, which could reduce our gross margins.
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

Because some of the key components in our products come from sole or limited sources of supply, we are susceptible to supply shortages or supply changes, which could disrupt or delay our scheduled product deliveries to our end customers and may result in the loss of sales and end customers.
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
In the event that we are found to infringe any third party intellectual property, we could be enjoined, or subject to other remedial orders that would prohibit us, from making, licensing, using or importing into the U.S. such solutions. In order to resume such activities with respect to any affected solutions, we (or our component suppliers) would be required to develop technical design-arounds to this third party intellectual property that no longer infringe the third party intellectual property. In any efforts to develop technical design-arounds for these solutions, we (or our component suppliers) may be unable to do so in a manner that does not continue to infringe the third party intellectual property or that is acceptable to our customers. These redesign efforts could be extremely costly and time consuming as well as disruptive to our other development activities and distracting to management. Moreover, such design-arounds could require us to obtain approvals from the court or administrative body to resume the activities with respect to these affected solutions. We may not be successful in our efforts to obtain such approvals in a timely manner, or at all. Any failure to effectively redesign our solutions or to obtain timely clearance from the court or administrative body may cause a disruption to our product shipments and materially and adversely affect our business, prospects, reputation, results of operations, and financial condition.
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
As a public company, we are subject to requirements under the Dodd-Frank Act that require us to perform diligence, and disclose and report whether or not our products contain conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. In addition, we have incurred and will continue to incur additional costs to comply with these disclosure requirements, including costs related to conducting diligence procedures and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. We may also face reputational harm if we determine that certain of our products contain minerals not determined to be conflict-free or if we are unable to alter our products, processes or sources of supply to avoid such materials.
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
Our directors, executive officers and each of our stockholders who own greater than 10% of our outstanding common stock together with their affiliates, in the aggregate, beneficially own approximately 28% of the outstanding shares of our common stock, based on shares outstanding as of December 31, 2016. As a result, these stockholders, if acting together, could exercise a significant level of influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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

ARISTA NETWORKS, INC.

Date:	August 4, 2017	By:	/s/ JAYSHREE ULLAL
Jayshree Ullal
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 4, 2017	By:	/s/ ITA BRENNAN
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