Form 10-Q
period 2017-09-30
Arista Networks, Inc.
filed 2017-11-03
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of October 27, 2017 was 73,100,644.

ARISTA NETWORKS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ARISTA NETWORKS, INC.
Condensed Consolidated Balance Sheets
(Unaudited in thousands, except par value)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$854,479	$567,923
Marketable securities	488,635	299,910
Accounts receivable, net of allowances of $7,495 and $1,521, respectively	212,611	253,119
Inventories	333,157	236,490
Prepaid expenses and other current assets	186,657	168,684
Total current assets	2,075,539	1,526,126
Property and equipment, net	73,061	76,961
Investments	36,136	36,136
Deferred tax assets	95,697	70,960
Other assets	21,277	18,824
TOTAL ASSETS	$2,301,710	$1,729,007
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,893	$79,457
Accrued liabilities	94,459	90,951
Deferred revenue	423,705	273,350
Other current liabilities	16,490	15,795
Total current liabilities	567,547	459,553
Income taxes payable	22,161	14,498
Lease financing obligations, non-current	38,199	39,593
Deferred revenue, non-current	141,440	99,585
Other long-term liabilities	7,811	7,958
TOTAL LIABILITIES	777,158	621,187
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100,000 shares authorized, no shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value—1,000,000 shares authorized as of September 30, 2017 and December 31, 2016; 73,067 and 70,811 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	7	7
Additional paid-in capital	770,339	674,183
Retained earnings	755,281	435,105
Accumulated other comprehensive loss	(1,075)	(1,475)
TOTAL STOCKHOLDERS’ EQUITY	1,524,552	1,107,820
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,301,710	$1,729,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Income
(Unaudited in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Product	$380,344	$254,238	$1,025,615	$702,329
Service	57,289	36,023	152,704	98,869
Total revenue	437,633	290,261	1,178,319	801,198
Cost of revenue:
Product	145,874	94,777	390,116	261,711
Service	11,142	9,064	33,599	26,526
Total cost of revenue	157,016	103,841	423,715	288,237
Total gross profit	280,617	186,420	754,604	512,961
Operating expenses:
Research and development	79,610	70,648	242,414	202,183
Sales and marketing	40,640	33,216	116,297	92,566
General and administrative	19,535	19,535	65,009	52,298
Total operating expenses	139,785	123,399	423,720	347,047
Income from operations	140,832	63,021	330,884	165,914
Other income (expense), net:
Interest expense	(701)	(735)	(2,039)	(2,218)
Other income (expense), net	2,136	639	4,280	1,392
Total other income (expense), net	1,435	(96)	2,241	(826)
Income before provision for income taxes	142,267	62,925	333,125	165,088
Provision for income taxes	8,545	11,668	13,757	39,682
Net income	$133,722	$51,257	$319,368	$125,406
Net income attributable to common stockholders:
Basic	$133,540	$50,962	$318,643	$124,475
Diluted	$133,555	$50,980	$318,704	$124,531
Net income per share attributable to common stockholders:
Basic	$1.84	$0.74	$4.43	$1.82
Diluted	$1.68	$0.69	$4.06	$1.71
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	72,588	69,076	71,903	68,365
Diluted	79,322	73,453	78,528	72,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$133,722	$51,257	$319,368	$125,406
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	343	(165)	500	(402)
Net change in unrealized gains (losses) on available-for-sale securities	(165)	(113)	(100)	94
Other comprehensive income (loss)	178	(278)	400	(308)
Comprehensive income	$133,900	$50,979	$319,768	$125,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$319,368	$125,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,355	14,807
Stock-based compensation	54,991	42,708
Deferred income taxes	(22,743)	(13,720)
Amortization of investment premiums	1,106	994
Changes in operating assets and liabilities:
Accounts receivable, net	40,508	(65,980)
Inventories	(96,667)	(69,998)
Prepaid expenses and other current assets	(20,973)	(98,050)
Other assets	(1,560)	3,208
Accounts payable	(46,075)	35,510
Accrued liabilities	4,175	15,913
Deferred revenue	192,210	88,027
Income taxes payable	7,421	27,275
Other liabilities	847	2,628
Net cash provided by operating activities(1)	447,963	108,728
Cash flows from investing activities
Proceeds from marketable securities	135,483	41,917
Purchases of marketable securities	(325,414)	(342,484)
Purchases of property and equipment	(12,159)	(16,484)
Proceeds from repayment of notes receivable	3,000	—
Investment in privately-held companies	—	(2,500)
Change in restricted cash	(1,257)	—
Net cash used in investing activities	(200,347)	(319,551)
Cash flows from financing activities
Principal payments of lease financing obligations	(1,170)	(960)
Proceeds from issuance of common stock under equity plans	41,870	25,882
Minimum tax withholding paid on behalf of employees for net share settlement	(2,457)	(811)
Net cash provided by financing activities(1)	38,243	24,111
Effect of exchange rate changes	697	(133)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	286,556	(186,845)
CASH AND CASH EQUIVALENTS—Beginning of period	567,923	687,326
CASH AND CASH EQUIVALENTS—End of period	$854,479	$500,481
Supplemental disclosures of non-cash investing activities:
Property and equipment included in accounts payable and accrued liabilities	$468	$1,313
(1)During our first fiscal quarter of 2017, we adopted Accounting Standards Update 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." Refer to Note 1 Recently Adopted Accounting Pronouncements for further details. This adoption resulted in a $30.0 million increase in net cash provided by operating activities and a corresponding $30.0 million decrease in net cash provided by financing activities for the nine months ended September 30, 2016.

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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three and nine months ended September 30, 2017, are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. Our unaudited condensed consolidated financial statements ("consolidated financial statements") include the accounts of Arista Networks, Inc. and its wholly-owned subsidiaries and are prepared in accordance with GAAP. All significant intercompany accounts and transactions have been eliminated.
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
The standards are expected to impact the amount and timing of revenue recognized and the related disclosures on our consolidated financial statements. The standard will also require that we defer all incremental commission costs to obtain a customer contract. We are currently evaluating the accounting, transition and disclosure requirements of the standard and are in the process of assessing the financial statement impact upon adoption. We will adopt ASU 2014-09 during the first quarter of 2018, and expect to adopt the guidance under the modified retrospective method which we anticipate will result in a cumulative effect adjustment as of the date of adoption.
In January 2016, the FASB issued ASU No, 2016-01, Financial Instruments-Recognition and Measurement of Financial Assets and Financial Liabilities, which enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The guidance will address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The standard is effective for us for our first quarter of fiscal 2018, and may be early adopted under early application guidance. While we are currently assessing the impact this guidance may have on our consolidated financial statements, we expect the adoption of this standard to increase the variability of other income (expense), net on our consolidated financial statements as a result of changes in the fair value of our marketable equity securities.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Task Force), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain transactions are presented and classified in the statement of cash flows. The guidance may be adopted early as of the beginning of an annual reporting period. The guidance will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The standard is effective for us for our first quarter of fiscal 2018. While we are currently assessing the impact this guidance may have on our consolidated financial statements, we do not expect the guidance to have a material impact on our consolidated financial statements.
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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting which addresses providing clarity to reduce diversity in practice, cost and complexity in the application of modification accounting when there is a change in terms or conditions of a share-based payment award. The guidance will be applied on a prospective basis to awards modified on or after the adoption date. This standard is effective for us for our first quarter of fiscal 2018, and may be early adopted. We do not anticipate this standard will have a material impact on our consolidated financial statements.

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

We measure and report our cash equivalents and available-for-sale marketable securities at fair value. The following table sets forth the fair value of our financial assets by level within the fair value hierarchy (in thousands):

	September 30, 2017
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$319,584	$—	$—	$319,584
Money market funds-restricted	5,502	—	—	5,502
Commercial paper	11,879	—	—	11,879
U.S. government notes	104,722	—	—	104,722
Corporate bonds	—	372,034	—	372,034
Total financial assets	$441,687	$372,034	$—	$813,721

	December 31, 2016
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$305,182	$—	$—	$305,182
Money market funds-restricted	4,245	—	—	4,245
Commercial paper	5,962	—	—	5,962
U.S. government notes	110,756	—	—	110,756
Corporate bonds	—	183,192	—	183,192
Total financial assets	$426,145	$183,192	$—	$609,337

3.    Balance Sheet Components
Marketable Securities
The following table summarizes the unrealized gains and losses and fair value of our short term available-for-sale securities (in thousands):

	September 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$11,879	$—	$—	$11,879
U.S. government notes	104,955	—	(233)	104,722
Corporate bonds	372,354	77	(397)	372,034
Total marketable securities	$489,188	$77	$(630)	$488,635

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$5,962	$—	$—	$5,962
U.S. government notes	110,945	5	(194)	110,756
Corporate bonds	183,455	109	(372)	183,192
Total marketable securities	$300,362	$114	$(566)	$299,910
As of September 30, 2017 and December 31, 2016, there have been no other-than-temporary losses on our marketable securities. None of our marketable securities have been in continuous unrealized loss positions for greater than twelve months as of September 30, 2017.

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
As of September 30, 2017, the contractual maturities of our investments did not exceed 24 months. The fair values of available-for-sale investments, by remaining contractual maturity, are as follows (in thousands):

September 30, 2017
Due in 1 year or less	$300,957
Due in 1 year through 2 years	187,678
Total marketable securities	$488,635
The weighted average remaining duration of our current marketable securities is approximately 0.8 years as of September 30, 2017. As we view these securities as available to support current operations, we classify securities with maturities beyond 12 months as current assets under the caption marketable securities in the accompanying unaudited condensed consolidated balance sheets.
Accounts Receivable, net
Accounts receivable, net consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Accounts receivable	$220,106	$254,640
Allowance for doubtful accounts	(81)	(204)
Sales return reserve	(7,414)	(1,317)
Accounts receivable, net	$212,611	$253,119
Inventories
Inventories consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$99,640	$99,190
Finished goods	233,517	137,300
Total inventories	$333,157	$236,490

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Inventory deposit	$31,957	$60,315
Prepaid income taxes	14,583	17,383
Other current assets	126,190	79,140
Other prepaid expenses and deposits	13,927	11,846
Total prepaid expenses and other current assets	$186,657	$168,684
Property and Equipment, net
    Property and equipment, net consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Equipment and machinery	$46,550	$40,721
Computer hardware and software	21,527	17,420
Furniture and fixtures	2,993	2,879
Leasehold improvements	30,491	29,498
Building	35,154	35,154
Construction-in-process	135	421
Property and equipment, gross	136,850	126,093
Less: accumulated depreciation	(63,789)	(49,132)
Property and equipment, net	$73,061	$76,961
Depreciation and amortization expense was $5.2 million and $5.1 million, for the three months ended September 30, 2017 and 2016, respectively, and $15.0 million and $14.8 million for the nine months ended September 30, 2017 and 2016, respectively.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued compensation costs	$44,477	$52,854
Accrued warranty costs	8,286	6,744
Accrued manufacturing costs	25,592	14,824
Accrued professional fees	6,666	6,829
Accrued taxes	1,315	1,098
Other	8,123	8,602
Total accrued liabilities	$94,459	$90,951
Warranty Accrual
We offer a one-year warranty on all of our hardware products and a 90-day warranty against defects in the software embedded in the products. The accrued warranty liability is recorded in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

The following table summarizes the activity related to our accrued liability for estimated future warranty costs (in thousands):

	Nine Months Ended September 30,
	2017	2016
Warranty accrual, beginning of period	$6,744	$4,718
Liabilities accrued for warranties issued during the period	5,020	3,420
Warranty costs incurred during the period	(3,478)	(2,541)
Warranty accrual, end of period	$8,286	$5,597

4.    Investments
Investments in Privately-held Companies
As of September 30, 2017 and December 31, 2016, we held non-marketable equity investments of approximately $36.1 million in privately-held companies which are accounted for under the cost method. To date, we have not recognized any impairment losses on our investments.
5.    Commitments and Contingencies
Operating Leases
We lease various operating spaces in North America, Europe, Asia and Australia under non-cancelable operating lease arrangements that expire on various dates through 2025. We recognize rent expense under these arrangements on a straight-line basis over the term of the lease. Rent expense for all operating leases amounted to $2.5 million and $2.3 million for the three months ended September 30, 2017 and 2016, respectively, and $7.5 million and $7.0 million for the nine months ended September 30, 2017 and 2016, respectively. There have been no material changes in our operating lease commitments under contractual obligation, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
As of September 30, 2017 and December 31, 2016, we have recorded assets of $53.4 million, representing the total costs of the building and improvements incurred, including the costs paid by the lessor (the legal owner of the building) and additional improvement costs paid by us, and a corresponding financing obligation of $40.0 million and $41.2 million, respectively. As of September 30, 2017, $1.8 million and $38.2 million were recorded as short-term and long-term financing obligations, respectively.
Land lease expense related to our lease financing obligation is classified as rent expense in our unaudited condensed consolidated statements of income, and amounted to $0.3 million and $1.0 million for the three and nine months ended September 30, 2017, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2016, respectively.
Purchase Commitments
We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf based on our forecasts in order to reduce manufacturing lead times and ensure adequate component supply. We issue purchase orders to our contract manufacturers for finished product and a significant portion of these orders consist of firm non-cancelable commitments. In addition, we purchase strategic component inventory from certain suppliers under purchase commitments that in some cases are non-cancelable, including integrated circuits, which are consigned to our contract manufacturers. As of September 30, 2017, we had non-cancelable purchase commitments of $131.8 million. In addition, we have provided deposits to secure our obligations to purchase inventory. We had $34.7 million and $63.1 million in deposits as of September 30, 2017 and December 31, 2016, respectively. These deposits are classified in other current and long term assets in our accompanying unaudited condensed consolidated balance sheets.

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
On December 14, 2016, following a two-week trial, the jury found that we had proven our copyright defense of scenes a faire and that Cisco had failed to prove infringement of the ’526 patent, and on that basis judgment was entered in our favor on all claims on December 19, 2016.
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
Cisco filed a notice of appeal on June 6, 2017, and the parties are in the process of submitting their appeal briefs.
Arista Networks, Inc. v. Cisco Systems, Inc. (Case No. 5:16-cv-00923) (“’23 Case”)
On February 24, 2016, we filed a complaint against Cisco in the District Court for the Northern District of California alleging antitrust violations and unfair competition. On August 23, 2016, the Court granted Cisco’s motion to stay the ’23 Case until judgment was entered on Cisco’s copyright claims in the ’44 Case. On March 2, 2017, the Court lifted the stay and trial is set for August 3, 2018.
On March 23, 2017, Cisco filed a motion to dismiss our complaint in the ’23 Case. On October 10, 2017, the Court issued an order granting in part and denying in part Cisco’s motion to dismiss, with leave for us to amend to cure any deficiencies as to the claims that were dismissed.
Certain Network Devices, Related Software, and Components Thereof (Inv. No. 337-TA-944) (“944 Investigation”)
On December 19, 2014, Cisco filed a complaint against us in the USITC alleging that we violated 19 U.S.C. § 1337 (“Section 337”). The USITC instituted Cisco’s complaint as Investigation No. 337-TA-944. Cisco initially alleged that certain of our switching products infringe the ’592, ’537, ’145, ’164, ’597, and ’296 patents. Cisco subsequently dropped the ’296 patent from the 944 Investigation. Cisco sought, among other things, a limited exclusion order barring entry into the United States of accused switch products (including our 7000 Series of switches) and components and software therein and a cease and desist order against us restricting our activities with respect to our imported accused switch products and components and software therein.
On February 2, 2016, the Administrative Law Judge (“ALJ”) issued his initial determination finding a violation of Section 337. More specifically, the ALJ found that a violation has occurred in the importation into the United States, the sale for importation, or the sale within the United States after importation, of certain network devices, related software, and components thereof that the ALJ found infringed asserted claims 1, 2, 8-11, and 17-19 of the ’537 patent; asserted claims 6, 7, 20, and 21 of the ’592 patent; and asserted claims 5, 7, 45, and 46 of the ’145 patent. The ALJ did not find a violation of Section 337 with respect to any asserted claims of the ’597 and ’164 patents. On June 23, 2016, the Commission issued its Final Determination, which found a violation with respect to the ’537, ’592, and ’145 patents, and found no violation with respect to the ’597 and ’164 patents. The Commission also issued a limited exclusion order and a cease and desist order pertaining to network devices, related software and components thereof that infringe one or more of claims 1, 2, 8-11, and 17-19 of the ’537 patent; claims 6, 7, 20, and 21 of the ’592 patent; and claims 5, 7, 45, and 46 of the ’145 patent. On August 22, 2016, the Presidential review period for the 944 Investigation expired. The USITC orders will be in effect until the expiration of the ’537, ’592, and ’145 patents.
Both we and Cisco filed petitions for review of the USITC’s Final Determination to the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”). The appeal was fully briefed and oral argument was held on June 6, 2017. On September 27, 2017, the Federal Circuit affirmed the USITC’s Final Determination.
On August 26, 2016, Cisco filed an enforcement complaint under Section 337 with the USITC. Cisco alleges that we are violating the cease and desist and limited exclusion orders issued in the 944 Investigation by engaging in the “marketing, distribution, offering for sale, selling, advertising, and/or aiding or abetting other entities in the sale and/or distribution of products that Cisco alleges continue to infringe claims 1-2, 8-11, and 17-19 of the ’537 patent,” despite the design changes we have made to those products. Cisco asks the USITC to (1) enforce the cease and desist order; (2) modify the Commission’s limited exclusion order and/or cease and desist order “in any manner that would assist in the prevention of the unfair practices that were originally the basis for issuing such Order or assist in the detection of violations of such Order”; (3) impose the maximum statutory civil penalties for violation of the cease and desist order “including monetary sanctions for each day’s violation of the cease and desist order of the greater of $100,000 or twice the domestic value of the articles entered or sold, whichever is higher”; (4) bring a civil action in U.S. district court “requesting collection of such civil penalties and the issuance of a mandatory injunction preventing further violation of Cease and Desist Order”; and (5) impose “such other remedies and sanctions as are appropriate and within the Commission’s authority.” On September 28, 2016, the Commission instituted the enforcement proceeding. The proceeding has been assigned to ALJ Judge Shaw, who presided over the underlying investigation. The target date for the investigation was initially set for September 20, 2017. On June 20, 2017, the ALJ issued his initial determination finding that we did not violate the June 23, 2016 cease and desist order. The initial determination also recommended a civil penalty of $307 million if the Commission decided to overturn the finding of no violation. On July 3, 2017, the parties filed petitions for review of certain findings in the initial determination.
On August 4, 2017, the Commission issued an order remanding the investigation to the ALJ to make additional findings on certain issues and issue a remand initial determination. The Commission ordered the ALJ to set a schedule for completion of any necessary remand proceedings and a new target date for the enforcement action. On August 25, 2017 the ALJ issued an Initial Determination setting a June 4, 2018 deadline for the remand initial determination and September 4, 2018 as the new target date for the enforcement action. The ALJ also set a briefing schedule and a February 1, 2018 hearing. On September 18, 2017, the Commission determined not to review the Initial Determination setting the target date.
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
On December 9, 2016, the ALJ issued her initial determination finding a violation of Section 337. More specifically, the ALJ found that a violation has occurred in the importation into the United States, the sale for importation, or the sale within the United States after importation, of certain network devices, related software, and components thereof that the ALJ found infringe asserted claims 1, 7, 9, 10, and 15 of the ’577 patent and asserted claims 1, 2, 4, 5, 7, 8, 10, 13, 19, 56, and 64 of the ’668 patent. The ALJ did not find a violation of Section 337 with respect to asserted claim 2 of the ’577 patent or any asserted claims of the ’853, ’492, ’875, and ’211 patents. On December 29, 2016, we, Cisco and the Office of Unfair Import Investigation (“OUII”) filed petitions for review of certain findings contained in the initial determination. On March 1, 2017, the Commission issued a notice that it was reviewing the final initial determination in part on certain issues.

On May 4, 2017, the Commission issued its Final Determination, which found a violation with respect to the ’577 and ’668 patents, and found no violation with respect to the ’211, ’853, ’875 and ’492 patents. The Commission also issued a limited exclusion order and a cease and desist order pertaining to network devices, related software and components thereof that infringe one or more of claims 1, 7, 9, 10, and 15 of the ’577 patent and 1, 2, 4, 5, 7, 8, 10, 13, 18, 56, and 64 of the ’668 patent. The 60-day Presidential review period for the 945 Investigation expired on July 4, 2017. During the 60-day Presidential review period, the USITC Orders permitted Arista to continue importing and selling products covered by the orders so long as we paid a 5% bond. Because the United States Trade Representative did not disapprove the USITC’s final determination, the limited exclusion order and cease and desist order are now in full effect.
On May 25, 2017 and June 1, 2017, the PTAB issued final written decisions finding all claims of the ’577 and ’668 patents that we were found to have infringed in the 945 Investigation unpatentable. On June 1, 2017 and June 2, 2017, we filed emergency petitions to suspend the remedial orders in the 945 Investigation. On July 20, 2017, the Commission issued a notice denying our petition to suspend the remedial orders. On July 21, 2017, we filed a motion to stay the remedial orders in the 945 Investigation pending disposition of the relevant appeals and sought expedited consideration of our motion. On September 11, 2017, the Commission denied our motion to stay.
On June 30, 2017, Cisco filed a petition for review of the USITC’s Final Determination to the Federal Circuit regarding the ’853, ’492, ’875 and ’211 patents. On July 21, 2017, we filed a petition for review of the Final Determination to the Federal Circuit.
On August 25, 2017 we filed a motion with the U.S. Court of Appeals for the Federal Circuit requesting that the Federal Circuit stay the remedial orders pending the completion of the appeal of the 945 Investigation. On September 22, 2017, the Federal Circuit issued an order denying our motion to stay, but ordered that our redesigned products be allowed to enter the country “unless and until Commission proceedings are initiated and completed to produce an enforceable determination that such a redesign is barred” by a Commission remedial order.
On September 27, 2017, Cisco filed a petition with the USITC requesting that the Commission institute a modification proceeding to determine whether our redesigned products infringe the patent claims underlying the remedial orders in the 945 Investigation. On October 27, 2017, the Commission instituted the modification proceeding. The USITC has assigned Mary Joan McNamara as the ALJ to oversee the proceeding. The Commission has set a deadline of five months for the ALJ to issue a recommended determination on what, if any, modifications to the remedial orders issued in the 945 Investigation are appropriate. This deadline may be extended by one month upon a showing of good cause. The recommended determination will be subject to review by the Commission after which the Commission will issue a final determination. The Commission has not set a target date for the final determination. On November 1, 2017, Cisco filed a request for an expedited “limited recommended determination” on certain issues relating to the ’577 patent. Cisco’s request seeks completion of briefing by December 11, 2017 and a recommended determination “as soon as practicable” after that.
Inter Partes Reviews
We have filed petitions for Inter Partes Review of the ’597, ’211, ’668, ’853, ’537, ’577, ’886, and ’526 patents. IPRs relating to the ’597 (IPR No. 2015-00978) and ’211 (IPR No. 2015-00975) patents were instituted in October 2015 and hearings on these IPRs were completed in July 2016. On September 28, 2016, the PTAB issued a final written decision finding claims 1, 14, 39-42, 71, 72, 84, and 85 of the ’597 patent unpatentable. The PTAB also found that claims 29, 63, 64, 73, and 86 of the ’597 patent had not been shown to be unpatentable. On October 5, 2016, the PTAB issued a final written decision finding claims 1 and 12 of the ’211 patent unpatentable. The PTAB also found that claims 2, 6-9, 13, 17-20 of the ’211 patent had not been shown to be unpatentable. Both parties have appealed the final written decisions on the ’211 and ’537 patent IPRs.
The IPR relating to the ’886 patent was instituted on May 25, 2016. Following that decision, Cisco agreed to dismiss its claims as to the ʼ886 patent with prejudice, and we dismissed our counterclaims as to the ʼ886 patent without prejudice.
IPRs relating to the ’668 (IPR No. 2016-00309), ’577 (IPR No. 2016-00303), ’853 (IPR No. 2016-0306), and ’537 (IPR No. 2016-0308) patents were instituted in June 2016 and hearings were held on March 7, 2017. On May 25, 2017, the PTAB issued final written decisions finding claims 1, 7-10, 12-16, 18-22, 25, and 28-31 of ’577 patent unpatentable, and that claim 2 of the ’577 patent, claim 63 of the ’853 patent, and claims 1, 10, 19, and 21 of the ’537 patent had not been shown to be unpatentable. On June 1, 2017, the PTAB issued a final written decision finding claims 1-10, 12-13, 15-28, 30-31, 33-36, 55-64, 66-67, and 69-72 of the ’668 patent unpatentable. We filed a Notice of Appeal concerning the ’577 patent on July 21, 2017, and Notices of Appeal concerning the ‘853 and ’537 patents on July 26, 2017. Cisco cross-appealed concerning the ’577 patent on July 26, 2017 and filed a Notice of Appeal concerning the ’668 patent on August 1, 2017. For the appeals of the IPRs on the ’668 and ’577 patents, the Federal Circuit granted our motion for an expedited briefing schedule, and the briefing will be completed in November 2017.
* * * * *

We intend to vigorously defend against each of the Cisco lawsuits, as summarized in the preceding paragraphs. However, we cannot be certain that any claims by Cisco will be resolved in our favor regardless of the merit of the claims. Any adverse litigation ruling could result in injunctive relief, including the above described injunctive relief, could lead to significant penalties assessed or damages awarded against us or a requirement that we make substantial royalty payments to Cisco, and/or could require that we modify our products.
For example, in the 944 Investigation, the USITC issued a limited exclusion order barring entry into the United States of our network devices (including our 7000 Series of switches), related software, and components thereof that infringe one or more of the claims of the ’537, ʼ592, and ʼ145 patents specified above and a cease and desist order restricting our activities with respect to such imported products. In the 945 Investigation, the USITC issued a limited exclusion order barring entry into the United States of our network devices, related software, and components thereof that infringe one or more of the claims of the ’577 and ’668 patents specified above and a cease and desist order restricting our activities with respect to such imported products.
To comply with these orders, we have sought to develop technical redesigns that no longer infringe the patents that are the subject of the orders. In any efforts to develop these technical redesigns for our products, we may be unable to do so in a manner that does not continue to infringe the patents or that is acceptable to our customers. Our redesign efforts could be extremely costly and time consuming as well as disruptive to our other development activities and distracting to management. Moreover, our ability to import redesigned products into the United States is based on rulings from U.S. Customs and Border Protection (“CBP”) and the Federal Circuit. While these favorable rulings currently allow us to import our redesigned products into the United States, the USITC could determine in an enforcement action or modification proceeding that our redesigned products continue to infringe the patents that are the subject of any USITC orders. In addition, the Federal Circuit or CBP could decide to withdraw or alter their rulings based on a change in circumstances. Any failure to effectively redesign our products, obtain customer acceptance of those redesigned products, retain authorization to import those redesigned products, or address the USITC findings in a manner that complies with the USITC orders, may cause a disruption to our product shipments, a rejection or return of our redesigned products by (or a delay or loss of sales to) customers, subject us to penalties or damage awards, and materially and adversely affect our business, revenues, prospects, reputation, results of operations, and financial condition.
Specifically, in response to the USITC’s findings in the 944 Investigation, we have made design changes to our products for sale in the United States to address the features that were found to infringe the ’537, ’592, and ’145 patents. Following the issuance of the final determination in the 944 Investigation, we submitted a Section 177 ruling request to CBP seeking approval to import these redesigned products into the United States. On November 18, 2016, we received a 177 ruling from CBP finding that our redesigned products did not infringe the relevant claims of the ʼ537, ’592, and ʼ145 patents, and approving the importation of those redesigned products into the United States. On January 13, 2017, at the request of Cisco and without our input, CBP issued a letter to us revoking its prior November 18 ruling. CBP subsequently conducted an inter partes proceeding between Arista and Cisco to determine whether our redesigned products infringe and whether to approve them for importation into the United States. On April 7, 2017, following the inter partes proceeding, CBP again ruled that our redesigned products do not infringe the relevant claims of the ’537, ’592, and ’145 patents and again approved those redesigns for importation into the United States. On September 12, 2017, Cisco filed a second request with CBP seeking to revoke our approval to import our redesigns relating to the 944 Investigation. We have opposed Cisco’s request, and CBP has not yet ruled on Cisco’s request.
Similarly, on May 4, 2017, the USITC issued a limited exclusion order and cease and desist order in the 945 Investigation with respect to the ’668 and ’577 patents. We have made design changes to our products for sale in the United States to address the features that were found to infringe the ’577 and ’668 patents. We are making ongoing modifications to our products to also ensure that they continue to meet customer requirements, and we are working with our customers to qualify those modified products for use in our customers’ networks. In particular, the ’577 patent was directed to a feature that is implemented in the merchant silicon chips that we purchase from third-party suppliers. Because we do not design, build or manufacture these merchant silicon chips, we are limited in further modifications that we can make to our products for this patent. We are deploying these additional modifications for a subset of our products, and for all of our products we will remove the features found to infringe until the ’577 patent expires on June 30, 2018. These redesign and qualification efforts could be extremely costly and time consuming for us and our customers as well as disruptive to our other development activities and distracting to management. We may not be able to complete, and our customers may not be able to qualify these redesigned products in a timely fashion, if at all. For example, some of our customers continue to test and qualify our redesigned products which address the ’577 and ’668 patents to ensure that they meet their network requirements. This could result in an inability to ship those redesigned products to our customers, a delay or cancellation of purchases by, some customers until those further modifications are completed and/or qualified or a rejection or return of our redesigned products or a delay or loss of sales to some customers, any of which could materially and adversely affect our business, revenues, deferred revenue balances, prospects, reputation, results of operations or financial condition.
Because the USITC did not suspend its orders in the 945 Investigation, despite a PTAB finding that every relevant claim of the ’668 and ’577 patents is unpatentable, we were previously barred from importing our redesigned products into the United States until we received approval from CBP. On July 21, 2017, we submitted a Part 177 request to CBP seeking approval to import our redesigned products into the United States. Following the Federal Circuit’s order on September 22,

2017, allowing us to import our redesigned products, we withdrew our request. On October 12, 2017, CBP, over Cisco’s objection, terminated the Part 177 proceedings, and confirmed that it will permit entry of our redesigns pursuant to the Federal Circuit’s September 22, 2017 order.
In either the 944 or 945 Investigations, if the USITC determines that our redesigned products infringe patents that are the subject of USITC remedial orders, those products will be barred from import into the United States, or sale after importation. In addition, the USITC may impose the maximum statutory civil penalties for violation of the cease and desist order “including monetary sanctions for each day’s violation of the cease and desist order of the greater of $100,000 or twice the domestic value of the articles entered or sold, whichever is higher,” bring a civil action in U.S. district court “requesting collection of such civil penalties and the issuance of a mandatory injunction preventing further violation of Cease and Desist Order,” or impose “such other remedies and sanctions as are appropriate and within the Commission’s authority.” In the 944 Investigation, the ALJ recommended a civil penalty of $307 million if the Commission were to reverse ALJ’s finding of no violation. Any such finding by the USITC could materially and adversely affect our business, prospects, reputation, results of operations and financial condition.
An adverse finding in an enforcement action or modification proceeding would take effect immediately upon USITC’s issuance of the final determination, without any Presidential review period. To address such a finding, we would have to further redesign our products to make them non-infringing, and until we made such changes we would not be able to import or ship our products to customers. In such a situation, we may not be able to do so in a manner that does not continue to infringe the patents or that is acceptable to customers. We may not be able to complete, and our customers may not be able to qualify, such redesigned products in a timely fashion, if at all, following the issuance of an adverse final determination, leading to an inability to sell or ship products to customers. Our redesign efforts could be extremely costly and time consuming as well as disruptive to our other development activities and distracting to management. For example, in the enforcement action for the 944 Investigation, although the ALJ issued an initial determination finding that our redesigned products did not violate the June 23, 2016 cease and desist order, if the ALJ modifies the initial determination during the remand proceeding, or if the Commission finds a violation in its final determination on September 4, 2018, we will no longer be able to import or ship our products in the U.S. until we make further changes to address those findings, which could materially and adversely affect our business, revenues, prospects, reputation, results of operations or financial condition. We would also need to obtain USITC or CBP approval to resume importation of such redesigned products into the United States. In addition, the USITC would not provide a service and support exception for our previously redesigned products, and customers may be required to upgrade to new products to obtain service and support. If we are unable to obtain such approvals or provide such service and support exception, our business, prospects, reputation, results of operations or financial condition could be materially and adversely affected.
In the 945 Investigation, while the USITC orders are based upon patent claims that the PTAB has found to be invalid, these orders will remain in effect unless and until the PTAB decisions are affirmed on appeal and the PTO cancels the patents. If the Commission finds a violation in its final determination for the modification proceeding, we will no longer be able to import or ship our products in the U.S. until we make further changes to address those findings and/or until the PTAB decisions are so affirmed and the PTO cancels the patents, which could materially and adversely affect our business, revenues, prospects, reputation, results of operations or financial condition. We would also need to obtain USITC or CBP approval to resume importation of any such redesigned products into the United States. In addition, the USITC would not provide a service and support exception for our previously redesigned products, and customers may be required to upgrade to new products to obtain service and support. If we are unable to obtain such approvals or provide such service and support exception, our business, revenues, prospects, reputation, results of operations or financial condition could be materially and adversely affected. In addition, even if the PTAB decisions are affirmed on appeal, and the patent claims are canceled, if we are found to have violated the USITC’s orders while those orders remain in effect, we may be subject to penalties.
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
In the Matter of Certain Semiconductor Devices, Semiconductor Device Packages, and Products Containing Same (U.S. International Trade Commission Investigation No. 337-TA-1010) (the “1010 Investigation”)
On May 23, 2016, Tessera Technologies, Inc., Tessera, Inc., and Invensas Corp. (“Tessera”) filed a complaint in the USITC alleging that Broadcom Limited, Broadcom Corporation, Avago Technologies Limited, and Avago Technologies U.S. Inc. (“Broadcom”) and certain of Broadcom's customers violated 19 U.S.C. § 1337 (“Section 337”). On June 20, 2016, the USITC instituted Tessera’s complaint as Investigation No. 337-TA-1010.
Tessera alleges that certain Broadcom semiconductor devices infringe U.S. Patent Nos. 6,856,007; 6,849,946; and 6,133,136. Tessera further alleges that Broadcom’s downstream customers, Arista Networks, Inc.; ARRIS International plc; ARRIS Group, Inc.; ARRIS Technology, Inc.; ARRIS Enterprises LLC; ARRIS Solutions, Inc.; Pace Ltd.; Pace Americas, LLC; Pace USA; LLC, ASUSteK Computer Inc.; ASUS Computer International; Comcast Cable Communications, LLC; Comcast Cable Communications Management, LLC; Comcast Business Communications, LLC; HTC Corporation; HTC America, Inc.; NETGEAR, Inc.; Technicolor S.A.; Technicolor USA, Inc.; and Technicolor Connected Home USA LLC (“Downstream Respondents”) are violating Section 337 by importing, selling after importation, or selling for importation products that incorporate the accused Broadcom semiconductor devices. The accused Company products include certain models of our switching products.
Tessera seeks the following relief: (1) a permanent limited exclusion order excluding from importation into the U.S. all of Broadcom’s semiconductor devices and semiconductor device packages, as well as Downstream Respondents’ products containing Broadcom’s semiconductor devices that infringe one or more of the three patents-in-suit and (2) a permanent cease and desist order prohibiting Broadcom and the Downstream Respondents and related companies from importing, marketing, advertising, demonstrating, warehousing inventory for distribution, offering for sale, selling, qualifying for use in the products of others, distributing, or using the accused Broadcom semiconductor devices and Downstream Respondents’ products containing Respondents’ semiconductor devices and semiconductor device packages that infringe one or more of the three patents subject to the USITC Investigation.
An evidentiary hearing was held from March 27-31, 2017. On June 30, 2017, the ALJ issued an initial determination that found a violation with respect to the ’946 patent and no violation with respect the ’136 and ’007 patents. The ALJ recommended that the Commission issue limited exclusion and cease and desist orders and recommended a 100% bond for imports during the Presidential review period. The Commission has indicated it will review the initial determination, and the target date for the final determination is December 1, 2017.
To the extent claims made by Tessera in the USITC Investigation against us are based solely on functionality residing in Broadcom’s products, Broadcom has agreed to defend us at no cost to us.
* * * * *
An adverse final determination from the Commission could result in issuance of remedial orders that could prevent Broadcom, Arista, and the other Downstream Respondents from selling infringing products for import into the United States, importing infringing products into the United States, or selling infringing products after importation into the United States. This could include both the infringing semiconductor devices as well as downstream products, including our Ethernet switches, that incorporate those devices. During the 60-day Presidential review period following the final determination, Broadcom, Arista, and the other Downstream Respondents could continue to import and sell infringing products by paying a bond. The ALJ’s recommended bond is 100% of the entered value of the product. Following the end of the Presidential review period, if the U.S. Trade Representative chooses not to disapprove the final determination, the remedial orders would go into full effect.
If the USITC orders go into full effect, to continue importing and selling products found to be infringing, Broadcom and its manufacturers would need to develop redesigned products that do not infringe, and we would have to integrate these devices into its own products, or Broadcom and/or the Downstream Respondents would need to obtain a license from Tessera. It may not be possible to do this in a timely fashion, if at all. Because the asserted patents are directed towards technology used in the manufacture of the semiconductor devices not manufactured or designed by us, we would be dependent on Broadcom and its manufacturers to create such redesigned products.
Before Broadcom, Arista, or the other Downstream Respondents could import redesigned products into the United States, the products would have to be approved by CBP or the USITC. We may not be successful in any efforts to obtain such approvals in a timely manner, or at all. While a favorable ruling from CBP would allow Broadcom, Arista, and the other Downstream Respondents to resume importation of our redesigned products into the United States, the USITC could ultimately determine in an enforcement action that such redesigned products continue to infringe the patents that are the subject of the USITC orders.
Any failure to effectively redesign these products and obtain timely clearance from CBP or USITC to import such redesigned products or to obtain a license from Tessera may cause a disruption to our product shipments and materially and adversely affect our business, revenues, prospects, reputation, results of operations, and financial condition. However, it is our belief that at this stage of the legal proceedings, the likelihood of a loss is remote.
Other Matters
In the ordinary course of business, we are a party to other claims and legal proceedings including matters relating to commercial, employee relations, business practices and intellectual property. We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2017, provisions recorded for contingent losses related to other claims and matters have not been significant. Based on currently available information, management does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable, and believes these other matters are not likely, individually and in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.

6.    Equity Award Plan Activities
Total stock-based compensation expense related to options, restricted stock awards, employee stock purchases, restricted stock units and stock purchase rights granted were allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$1,113	$955	$3,224	$2,616
Research and development	11,048	8,010	30,977	23,062
Sales and marketing	5,115	3,947	12,651	11,374
General and administrative	2,876	2,204	8,139	5,656
Total stock-based compensation	$20,152	$15,116	$54,991	$42,708
Stock Option Activities
On February 6, 2017, the board authorized an increase to shares available for future issuance under the 2014 Equity Incentive Plan (“EIP”). Per the EIP, the increase is determined based on the lesser of 3% of total shares outstanding as of the first day of each fiscal year, 12,500,000 shares, or such amount as determined by our board of directors. The approved increase for 2017 amounted to 2,124,333 shares. As of September 30, 2017, there remain 13.4 million shares available for issuance under the EIP.
The following table summarizes the option activity under our equity stock plans and related information:

	Options Outstanding
	Number of Shares Underlying Outstanding Options (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years) of Stock Options	Aggregate Intrinsic Value of Stock Options Outstanding (in thousands)
Outstanding—December 31, 2016	9,509	$28.79	6.9	$646,394
Options granted	170	96.61
Options exercised	(1,730)	16.97
Options canceled	(322)	32.89
Outstanding—September 30, 2017	7,627	$32.81	6.4	$1,195,859
Vested and exercisable—September 30, 2017	3,035	$19.91	5.7	$515,111
Vested and expected to vest—September 30, 2017	7,627	$32.81	6.4	$1,195,859
As of September 30, 2017, the total unrecognized stock-based compensation expense related to unvested stock options was $75.0 million, which is expected to be recognized over a weighted-average period of 3.6 years.
Restricted Stock Unit (RSU) Activities
A summary of the RSU activity under our stock plans during the reporting period and a summary of information related to RSUs expected to vest are presented below (in thousands, except per share and year amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Unvested balance—December 31, 2016	1,375	$74.23	1.8	$133,081
RSUs granted	666	137.26
RSUs vested	(339)	75.63
RSUs forfeited	(60)	77.21
Unvested and expected to vest balance—September 30, 2017	1,642	$99.41	1.8	$311,368
As of September 30, 2017, there was $152.4 million of unrecognized stock-based compensation cost related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 3.3 years.

Equity Incentive Plan Shares Available for Grant
The following table presents EIP stock activity and the total number of shares available for future grant as of September 30, 2017 (in thousands):

Number of Shares
Balance at December 31, 2016	11,754
Authorized	2,124
Options granted	(170)
RSUs granted	(666)
Options canceled	322
Options repurchased	2
RSUs forfeited	60
Shares traded for taxes	17
Balance at September 30, 2017	13,443
Employee Stock Purchase Plan Activities
During the nine months ended September 30, 2017, we issued 204,918 shares at a weighted average purchase price of $61.15 under the 2014 Employee Stock Purchase Plan ("ESPP"). On February 6, 2017, the board authorized an increase to shares available for future issuance under the ESPP. Per the ESPP, the increase is determined based on the lesser of 1% of total shares outstanding as of the first day of each fiscal year, 2,500,000 shares, or such amount as determined by our board of directors. The approved increase for 2017 amounted to 708,111 shares. As of September 30, 2017, there remain 1,987,039 shares available for issuance under the ESPP.
As of September 30, 2017, the total unrecognized stock-based compensation expense related to unvested ESPP options was $2.8 million, which is expected to be recognized over a weighted-average period of 1.4 years.

7.	Net Income Per Share Available to Common Stock
The following table sets forth the computation of our basic and diluted net income per share available to common stock (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Basic:
Net income	$133,722	$51,257	$319,368	$125,406
Less: undistributed earnings allocated to participating securities	(182)	(295)	(725)	(931)
Net income available to common stockholders, basic	$133,540	$50,962	$318,643	$124,475
Diluted:
Net income attributable to common stockholders, basic	$133,540	$50,962	$318,643	$124,475
Add: undistributed earnings allocated to participating securities	15	18	61	56
Net income attributable to common stockholders, diluted	$133,555	$50,980	$318,704	$124,531
Denominator:
Basic:
Weighted-average shares used in computing net income per share available to common stockholders, basic	72,588	69,076	71,903	68,365
Diluted:
Weighted-average shares used in computing net income per share available to common stockholders, basic	72,588	69,076	71,903	68,365
Add weighted-average effect of dilutive securities:
Stock options and RSUs	6,636	4,357	6,528	4,429
Employee stock purchase plan	98	20	97	17
Weighted-average shares used in computing net income per share available to common stockholders, diluted	79,322	73,453	78,528	72,811
Net income per share attributable to common stockholders:
Basic	$1.84	$0.74	$4.43	$1.82
Diluted	$1.68	$0.69	$4.06	$1.71
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share available to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options and RSUs to purchase common stock	14	2,688	73	3,215

8.	Income Taxes
We had a provision for income taxes of $8.5 million and $13.8 million in the three and nine months ended September 30, 2017, respectively as compared to an income tax provision of $11.7 million and $39.7 million in the three and nine months ended September 30, 2016, respectively. For the three and nine months ended September 30, 2017, the change in our income taxes as compared to the same periods in 2016 was primarily due to the recognition of excess tax benefits of $23.8 million and $71.7 million as a component of the provision for income taxes resulting from the adoption of ASU 2016-09, offset by an increase in the tax provision driven by higher profits before income taxes.
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

We have been selected for examination by the Internal Revenue Service ("IRS") for our 2014 tax year and the subsequent years remain open for audit. It is difficult to determine when the examinations will ultimately be settled. We believe that we have adequately provided reserves for any reasonably foreseeable adjustment to our tax returns. It is likely that within the next 12 months that either the IRS examination for tax year 2014 will be settled or the statute of limitations will run for jurisdictions in which we have unrecognized tax benefits recorded. The settlement or statute lapse would result in a reduction of the unrecognized tax benefit recorded. The reduction may range from no change up to approximately $2.2 million.
Our gross unrecognized tax benefits as of September 30, 2017 were $34.4 million. If the gross unrecognized tax benefits as of September 30, 2017 were realized in future periods, this could result in a tax benefit of $21.3 million within our provision of income taxes.

9.	Segment Information
We have determined that we operate as one reportable segment. The following table represents revenue based on the customer’s location, as determined by the customer’s shipping address (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States	$306,637	$233,018	$869,383	$612,852
Other Americas	2,681	4,081	8,818	8,205
Europe, Middle East and Africa	79,143	37,728	199,244	124,111
Asia-Pacific	49,172	15,434	100,874	56,030
Total revenue	$437,633	$290,261	$1,178,319	$801,198
The following table presents our property, plant and equipment, net by geographic region for the periods presented (in thousands):

	September 30, 2017	December 31, 2016
United States	$66,914	$69,352
International	6,147	7,609
Total	$73,061	$76,961

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
Furthermore, to comply with the limited exclusion order and cease and desist order in the 945 Investigation as described above in Note 5, entitled Commitments and Contingencies, we have made design changes to our products for sale in the United States to address the features that were found to infringe the patent claims underlying the remedial orders in the 945 Investigation . We have also worked closely with our customers on the qualification and testing of our redesigned products.  The timing of completion of these qualification activities, some of which have extended beyond the current quarter, has impacted our business with these customers in these quarters. We will continue to work with these customers to complete these procedures and improve these design changes with further product modifications in order to meet customer requirements. As described in Note 5, we will need to complete any outstanding product modifications and the qualification and acceptance processes of our customers and any inability to do so in a timely manner may result in an impact to our business, our revenue and our deferred revenue balances.
We also filed a motion with the U.S. Court of Appeals for the Federal Circuit (the "CAFC") requesting that they stay the orders of the United States International Trade Commission (“USITC”), pending completion of the appeals of the decisions of the United States Patent Trial and Appeal Board (“PTAB”), and sought an expedited schedule for those appeals. On September 22, 2017, the CAFC denied the motion to stay, but has allowed us to import its redesigned products into the United States without being blocked by the USITC’s orders, subject to any determinations by the USITC in subsequent proceedings regarding the redesigned products. On October 27, 2017, the USITC instituted a modification proceeding to determine whether our redesigned products infringe the patent claims underlying the remedial orders in the 945 Investigation. The USITC has set a deadline of five months for the ALJ to issue a recommended determination, which may be extended by one month upon a showing of good cause. The recommended determination will be subject to review by the Commission after which the Commission will issue a final determination. The Commission has not set a target date for the final determination.

Results of Operations
The following table summarizes historical results of operations for the periods presented and as a percentage of revenue for those periods. We have derived the data for the three and nine months ended September 30, 2017 and 2016 from our unaudited condensed consolidated financial statements (in thousands, except for percentages).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Product	$380,344	$254,238	$1,025,615	$702,329
Service	57,289	36,023	152,704	98,869
Total revenue	437,633	290,261	1,178,319	801,198
Cost of revenue (1):
Product	145,874	94,777	390,116	261,711
Service	11,142	9,064	33,599	26,526
Total cost of revenue	157,016	103,841	423,715	288,237
Gross profit	280,617	186,420	754,604	512,961
Operating expenses (1):
Research and development	79,610	70,648	242,414	202,183
Sales and marketing	40,640	33,216	116,297	92,566
General and administrative	19,535	19,535	65,009	52,298
Total operating expenses	139,785	123,399	423,720	347,047
Income from operations	140,832	63,021	330,884	165,914
Interest expense	(701)	(735)	(2,039)	(2,218)
Other income (expense), net	2,136	639	4,280	1,392
Total other income (expense), net	1,435	(96)	2,241	(826)
Income before provision for income taxes	142,267	62,925	333,125	165,088
Provision for income taxes	8,545	11,668	13,757	39,682
Net income	$133,722	$51,257	$319,368	$125,406

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(as a percentage of revenue)
Revenue:
Product	86.9%	87.6%	87.0%	87.7%
Service	13.1	12.4	13.0	12.3
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	33.4	32.7	33.1	32.7
Service	2.5	3.1	2.9	3.3
Total cost of revenue	35.9	35.8	36.0	36.0
Gross margin	64.1	64.2	64.0	64.0
Operating expenses:
Research and development	18.2	24.3	20.5	25.2
Sales and marketing	9.2	11.5	9.9	11.6
General and administrative	4.5	6.7	5.5	6.5
Total operating expenses	31.9	42.5	35.9	43.3
Income from operations	32.2	21.7	28.1	20.7
Interest expense	(0.1)	(0.2)	(0.2)	(0.3)
Other income (expense), net	0.5	0.2	0.4	0.2
Total other income (expense), net	0.4	—	0.2	(0.1)
Income before provision for income taxes	32.6	21.7	28.3	20.6
Provision for income taxes	2.0	4.0	1.2	5.0
Net income	30.6%	17.7%	27.1%	15.6%
________________________________________________________________________
(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$1,113	$955	$3,224	$2,616
Research and development	11,048	8,010	30,977	23,062
Sales and marketing	5,115	3,947	12,651	11,374
General and administrative	2,876	2,204	8,139	5,656
Total stock-based compensation	$20,152	$15,116	$54,991	$42,708

Three and Nine Months Ended September 30, 2017 Compared to Three and Nine Months Ended September 30, 2016
Revenue, Cost of Revenue and Gross Margin
We generate revenue primarily from sales of our switching products, and a portion of our revenue from sales of PCS. We expect our revenue may vary from period to period based on, among other things, the timing and size of orders, the delivery and acceptance of products, and the impact of significant transactions with unique terms and conditions that may require deferral of revenue. In the third quarter, we offered U.S. customers a contractual acceptance period associated with the qualification of our new 945 related product redesigns. The impact of this program on revenue and deferred revenue was offset by the expiration of some new product and new customer contractual acceptance clauses from prior period arrangements.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change in		2017	2016	Change in
	$	$	$	%	$	$	$	%
	(in thousands, except percentages)
Revenue
Product	$380,344	$254,238	$126,106	49.6%	$1,025,615	$702,329	$323,286	46.0%
Service	57,289	36,023	21,266	59.0	152,704	98,869	53,835	54.5
Total revenue	437,633	290,261	147,372	50.8	1,178,319	801,198	377,121	47.1
Cost of revenue
Product	145,874	94,777	51,097	53.9	390,116	261,711	128,405	49.1
Service	11,142	9,064	2,078	22.9	33,599	26,526	7,073	26.7
Total cost of revenue	157,016	103,841	53,175	51.2	423,715	288,237	135,478	47.0
Gross profit	$280,617	$186,420	$94,197	50.5%	$754,604	$512,961	$241,643	47.1%
Gross margin	64.1%	64.2%			64.0%	64.0%

Revenue by Geography

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	% of Total	2016	% of Total	2017	% of Total	2016	% of Total
	(in thousands, except percentages)
Americas	$309,318	70.7%	$237,099	81.7%	$878,201	74.5%	$621,057	77.5%
Europe, Middle East and Africa	79,143	18.1	37,728	13.0	199,244	16.9	124,111	15.5
Asia-Pacific	49,172	11.2	15,434	5.3	100,874	8.6	56,030	7.0
Total revenue	$437,633	100.0%	$290,261	100.0%	$1,178,319	100.0%	$801,198	100.0%
Revenue
Product revenue increased 49.6% in the three months ended September 30, 2017 and 46.0% in the nine months ended September 30, 2017, compared to the same periods in 2016. The increase in each period was primarily driven by increased product shipments to our existing customers as they continued to expand their businesses. In addition, our newer switch products have continued to gain market acceptance, which has contributed to our revenue growth. Service revenue increased 59.0% in the three months ended September 30, 2017 and 54.5% in the nine months ended September 30, 2017, compared to the same periods in 2016, as a result of continued growth in initial and renewal support contracts as our customer installed base continued to expand. We continue to experience pressure on both product and service pricing due to competitive market conditions, but demand for our products and growth in our installed base has more than offset this pricing pressure. As we enter the fourth quarter of 2017, we expect to continue to work with customers to complete the qualification of our 945 related product redesigns, and this may have some impact on our business for the quarter.
Cost of Revenue and Gross Margin
Cost of revenue increased $53.2 million in the three months ended September 30, 2017 and $135.5 million for the nine months ended September 30, 2017, compared to the same periods in 2016. The increase in cost of revenue was primarily due to an increase in product shipment volumes and the corresponding increase in product revenue. Gross margin remained generally consistent, decreasing slightly from 64.2% to 64.1% for the three months ended September 30, 2017 and remained the same at

64.0% for the nine months ended September 30, 2017, compared to the same periods in 2016. Gross margin benefited from improved service margins as we scale our services business, on a relatively fixed cost base. This improvement was largely offset by slightly lower product margins reflecting a somewhat higher mix of shipments to larger end customers who receive lower pricing terms due to volume discounts and some increase in inventory related costs.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change in		2017	2016	Change in
	$	$	$	%	$	$	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$79,610	$70,648	$8,962	12.7%	$242,414	$202,183	$40,231	19.9%
Sales and marketing	40,640	33,216	7,424	22.4	116,297	92,566	23,731	25.6
General and administrative	19,535	19,535	—	—	65,009	52,298	12,711	24.3
Total operating expenses	$139,785	$123,399	$16,386	13.3%	$423,720	$347,047	$76,673	22.1%
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
Research and development expenses increased for the three and nine months ended September 30, 2017 compared to the same periods in 2016. The increase in each period was primarily due to increased personnel costs of $11.0 million and $25.6 million in the three and nine months ended September 30, 2017, respectively as compared to the same periods in 2016. These increases were driven by headcount growth, resulting in additional compensation costs including stock-based compensation. In addition, prototype, third-party engineering and consulting costs declined by $2.9 million and grew $11.8 million in the three and nine months ended September 30, 2017, respectively as compared to the same periods in 2016. The decline in the three month period was primarily due to timing of projects, while the growth in the nine month period was driven by additional outsourced development projects and costs associated with litigation-related changes in product design.
Sales and marketing
Sales and marketing expenses consist primarily of personnel costs, marketing and promotional activities, and an allocated portion of facility and IT costs. We expect our sales and marketing expenses to increase in absolute dollars as we expand our sales and marketing efforts worldwide, and our relationships with current and future channel partners and end customers.
Sales and marketing expenses increased for the three and nine months ended September 30, 2017 compared to the same periods in 2016. The increase in each period was driven by personnel costs which increased by $4.0 million and $16.0 million in the three and nine months ended September 30, 2017, respectively as compared to the same periods in 2016. These increases were primarily due to headcount growth and higher sales volumes, driving increased compensation costs, including commissions and stock-based compensation. In addition, sales support costs increased by $2.8 million and $6.9 million, in the three and nine months ended September 30, 2017, respectively as compared to the same periods in 2016, reflecting increased professional services and field demonstration costs to support our sales infrastructure and expand our customer base.
General and administrative

General and administrative expenses consist primarily of Cisco and Optumsoft litigation related expenses, personnel costs, professional services, and an allocated portion of facility and IT costs. General and administrative personnel costs include those for our executive, finance, human resources and legal functions. Our professional services costs are primarily due to external legal, accounting, and tax services.
General and administrative expenses remained consistent for the three months ended September 30, 2017, and increased for the nine months ended September 30, 2017 compared to the same periods in 2016. The increase in the nine month period was primarily related to Cisco litigation related expenses of $7.7 million, which included bond costs associated with the importation and sale of affected products and components during the presidential review period of the 945 investigation. In addition, personnel costs increased by $3.4 million during the nine month period driven by increased compensation costs, including stock-based compensation costs.
Other Income (Expense), Net
Other income (expense), net primarily consists of interest income on cash and marketable securities and foreign currency transaction gains and losses, and interest expense from our lease financing obligation.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change in		2017	2016	Change in
	$	$	$	%	$	$	$	%
	(in thousands, except percentages)
Other income (expense), net:
Interest expense	$(701)	$(735)	$34	4.6%	$(2,039)	$(2,218)	$179	8.1%
Other income (expense), net	2,136	639	1,497	234.3	4,280	1,392	2,888	(207.5)
Total other income (expense), net	$1,435	$(96)	$1,531	1,594.8%	$2,241	$(826)	$3,067	371.3%
Other income (expense), net
Other income (expense), net improved during the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily due to an increase in interest income resulting from an increase in our marketable securities portfolio, combined with improved returns on our portfolio.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change in		2017	2016	Change in
	$	$	$	%	$	$	$	%
	(in thousands, except percentages)
Provision (benefit) for income taxes	$8,545	$11,668	$(3,123)	(26.8)%	$13,757	$39,682	$(25,925)	(65.3)%
Effective tax rate	6.0%	18.5%			4.1%	24.0%
The effective tax rate for the three and nine months ended September 30, 2017 was significantly lower than the U.S. federal statutory rate primarily due to the recognition of excess tax benefits resulting from the adoption of ASU 2016-09, and earnings taxed at lower rates in foreign jurisdictions. The decrease in the effective tax rate in the three and nine months ended September 30, 2017, as compared to the same periods in 2016, was primarily due to the recognition of excess tax benefits as a component of the provision for income taxes attributable to the adoption of ASU 2016-09. Prior to the adoption, these benefits were recorded as a component of shareholders' equity. Our future effective tax rate may fluctuate based upon our stock price and the amount of stock options exercised and equity awards vested in the quarter.
Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents, marketable securities, and cash generated from operations. As of September 30, 2017, cash and cash equivalents, and marketable securities were $1.3 billion, of which approximately $198.3 million was held outside the U.S. in our foreign subsidiaries.  We have not repatriated, nor do we currently have plans to repatriate these funds, but if we were to repatriate cash held outside of the U.S. for domestic cash operations, we would be required to accrue and pay U.S. income taxes to repatriate these funds, less any previously paid foreign income taxes. We consider the undistributed earnings of our foreign subsidiaries as of September 30, 2017 to be indefinitely reinvested, and, accordingly, no U.S. income taxes have been provided thereon.
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
Cash Flows

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash provided by operating activities	$447,963	$108,728
Cash used in investing activities	(200,347)	(319,551)
Cash provided by financing activities	38,243	24,111
Effect of exchange rate changes	697	(133)
Net increase (decrease) in cash and cash equivalents	$286,556	$(186,845)
Cash Flows from Operating Activities
During the nine months ended September 30, 2017, cash provided by operating activities was $448.0 million, resulting from net income of $319.4 million, non-cash adjustments to net income of $48.7 million, and a net increase in cash from changes in our operating assets and liabilities of $79.9 million. Our operating cash benefited from increased deferred revenue of $192.2 million resulting from growth in product and service deferred revenue related to contract acceptance terms and ongoing growth in PCS contracts. We also experienced strong cash collections on accounts receivable during the period generating $40.5 million in cash. These increases were partially offset by growth in inventory of $96.7 million, supporting overall growth in the business and the expansion of our manufacturing and supply chain activities, with a decline in accounts payable of $46.1 million related to timing of vendor payments related to inventory purchases. Prepaid expenses and other assets increased by $22.5 million primarily due to higher deferred cost of inventory associated with the increased product revenue deferrals referenced above, partially offset by a reduction in inventory deposits.
During the nine months ended September 30, 2016, cash provided by operating activities was $108.7 million, primarily from net income of $125.4 million, non-cash adjustments to net income of $44.8 million, partially offset by a net decrease in cash from changes in our operating assets and liabilities of $61.5 million. The decrease in cash from changes in operating assets and liabilities was primarily due to an increase in accounts receivable of $66.0 million related to increased shipment volume, and an increase in net inventory of $70.0 million, and deposits of $62.6 million related to the expansion of our contract manufacturing and supply chain activities. The cash outflows for inventory-related activity were primarily related to ramping production activities at our new contract manufacturer. These cash outflows were offset by cash inflows from an increase in deferred revenue of $88.0 million primarily related to new and renewed PCS contracts and product deferrals related to contract acceptance terms and future deliverables, an increase in accounts payable of $35.5 million primarily due to increased inventory purchases and timing of vendor payments, an increase in cash of $27.3 million from changes in income taxes payable and an increase in accrued liabilities of $15.9 million primarily from corporate bonus and compensation-related accruals.

Cash Flows from Investing Activities
During the nine months ended September 30, 2017, cash used in investing activities was $200.3 million, consisting primarily of purchases of available-for-sale securities of $325.4 million, offset by proceeds of $135.5 million and purchases of property, equipment and other assets of $12.2 million.
During the nine months ended September 30, 2016, cash used in investing activities was $319.6 million, consisting of purchases of available-for-sale securities of $342.5 million, purchases of property, equipment and other assets of $16.5 million, and an additional investment in a privately-held company of $2.5 million.
Cash Flows from Financing Activities
During the nine months ended September 30, 2017, cash provided by financing activities was $38.2 million, consisting primarily of proceeds from the issuance of common stock under employee equity incentive plans of $41.9 million, offset by minimum tax withheld for employees $2.5 million and payments for lease financing obligations of $1.2 million.
During the nine months ended September 30, 2016, cash provided by financing activities was $24.1 million, consisting primarily of proceeds from equity incentive plans of $25.9 million, offset by minimum tax withheld for employees and payments for lease financing obligations of $1.8 million.
Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
As of September 30, 2017, our principal commitments consist of obligations under operating leases and purchase commitments. There have been no significant changes to these obligations during the nine months ended September 30, 2017, compared to the contractual obligations disclosed in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K, filed with the SEC on February 17, 2017, other than the purchase commitments described in Note 5. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Substantially all of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the U.S. and to a lesser extent in Europe and Asia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of an immediate 10% adverse change in foreign exchange rates on monetary assets and liabilities at September 30, 2017 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements. While we have not engaged in the hedging of our foreign currency transactions to date, we may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar.
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
As of September 30, 2017, we had approximately $488.6 million invested in available-for-sale marketable securities. The effect of an immediate 10% change in interest rates at September 30, 2017 would not have a material adverse impact on our future operating results and cash flows. As of September 30, 2017, we did not hold or issue financial instruments for trading purposes.
Investments in Privately-held Companies
Our non-marketable equity investments in privately-held companies are recorded in investments, non-current in our consolidated balance sheets and are accounted for using the cost method. As of September 30, 2017, the total carrying amount of our investments in privately-held companies was $36.1 million.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act (the "SEC"), as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act, as amended, that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

•	our ability to increase sales to existing customers and attract new end customers, including large end customers;

•	the budgeting cycles and purchasing practices of end customers, including large end customers who may receive lower pricing terms due to volume discounts;

•	the buying patterns of our large end customers in which large bulk purchases may or may not occur in certain quarters;

•	the cost and potential outcomes of existing and future litigation, including Cisco and Optumsoft litigation matters;

•	our ability to comply with any remedial orders issued in connection with the Cisco litigation;

•	our ability to develop, market and sell redesigned products that are not covered by any USITC remedial orders and that are acceptable to our customers;

•	the qualification and testing of our redesigned products by our customers and any delays or cancellations of purchases caused by such activities;

•	the rate of expansion and productivity of our sales force;

•	changes in our pricing policies, whether initiated by us or as a result of competition;

•	our inability to fulfill our end customers’ orders due to supply chain delays, access to key commodities or technologies or events that impact our manufacturers or their suppliers;

•	the amount and timing of operating costs and capital expenditures related to the operation and expansion of our business;

•	changes in end-customer, distributor or reseller requirements or market needs;

•	deferral or cancellation of orders from end customers, including in anticipation of new products or product enhancements announced by us or our competitors, or warranty returns;

•	the inclusion of any acceptance provisions in our customer contracts or any delays in acceptance of those products;

•	changes in the growth rate of the networking market;

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
As a consequence of the concentrated nature of our customer base and their purchasing behavior, our quarterly revenue and results of operations may fluctuate from quarter to quarter and are difficult to estimate. For example, some of our customers continue to qualify and test our redesigned products to ensure that they meet network requirements, and failure to obtain such qualification or customer acceptance, any cancellation of orders, or any acceleration or delay in anticipated product purchases or the acceptance of shipped products by these customers could materially affect our revenue and results of operations in any quarterly period. We may be unable to sustain or increase our revenue from our large end customers or offset the discontinuation of concentrated purchases by our larger end customers with purchases by new or existing end customers. We expect that such concentrated purchases will continue to contribute materially to our revenue for the foreseeable future and that our results of operations may fluctuate materially as a result of such larger end customers’ buying patterns. In addition, we may see consolidation of our customer base, such as among Internet companies and cloud service providers, which could result in loss of end customers. The loss of such end customers, or a significant delay or reduction in their purchases, could materially harm our business, financial condition, results of operations and prospects.
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
On December 14, 2016, following a two-week trial, the jury found that we had proven our copyright defense of scenes a faire and that Cisco had failed to prove infringement of the ’526 patent, and on that basis judgment was entered in our favor on all claims on December 19, 2016.
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
Cisco filed a notice of appeal on June 6, 2017, and the parties are in the process of submitting their appeal briefs.
Arista Networks, Inc. v. Cisco Systems, Inc. (Case No. 5:16-cv-00923) (“’23 Case”)
On February 24, 2016, we filed a complaint against Cisco in the District Court for the Northern District of California alleging antitrust violations and unfair competition. On August 23, 2016, the Court granted Cisco’s motion to stay the ’23 Case until judgment was entered on Cisco’s copyright claims in the ’44 Case. On March 2, 2017, the Court lifted the stay and trial is set for August 3, 2018.
On March 23, 2017, Cisco filed a motion to dismiss our complaint in the ’23 Case. On October 10, 2017, the Court issued an order granting in part and denying in part Cisco’s motion to dismiss, with leave for us to amend to cure any deficiencies as to the claims that were dismissed.
Certain Network Devices, Related Software, and Components Thereof (Inv. No. 337-TA-944) (“944 Investigation”)
On December 19, 2014, Cisco filed a complaint against us in the USITC alleging that we violated 19 U.S.C. § 1337 (“Section 337”). The USITC instituted Cisco’s complaint as Investigation No. 337-TA-944. Cisco initially alleged that certain of our switching products infringe the ’592, ’537, ’145, ’164, ’597, and ’296 patents. Cisco subsequently dropped the ’296 patent from the 944 Investigation.

Cisco sought, among other things, a limited exclusion order barring entry into the United States of accused switch products (including our 7000 Series of switches) and components and software therein and a cease and desist order against us restricting our activities with respect to our imported accused switch products and components and software therein.
On February 2, 2016, the Administrative Law Judge (“ALJ”) issued his initial determination finding a violation of Section 337. More specifically, the ALJ found that a violation has occurred in the importation into the United States, the sale for importation, or the sale within the United States after importation, of certain network devices, related software, and components thereof that the ALJ found infringed asserted claims 1, 2, 8-11, and 17-19 of the ’537 patent; asserted claims 6, 7, 20, and 21 of the ’592 patent; and asserted claims 5, 7, 45, and 46 of the ’145 patent. The ALJ did not find a violation of Section 337 with respect to any asserted claims of the ’597 and ’164 patents. On June 23, 2016, the Commission issued its Final Determination, which found a violation with respect to the ’537, ’592, and ’145 patents, and found no violation with respect to the ’597 and ’164 patents. The Commission also issued a limited exclusion order and a cease and desist order pertaining to network devices, related software and components thereof that infringe one or more of claims 1, 2, 8-11, and 17-19 of the ’537 patent; claims 6, 7, 20, and 21 of the ’592 patent; and claims 5, 7, 45, and 46 of the ’145 patent. On August 22, 2016, the Presidential review period for the 944 Investigation expired. The USITC orders will be in effect until the expiration of the ’537, ’592, and ’145 patents.
Both we and Cisco filed petitions for review of the USITC’s Final Determination to the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”). The appeal was fully briefed and oral argument was held on June 6, 2017. On September 27, 2017, the Federal Circuit affirmed the USITC’s Final Determination.
On August 26, 2016, Cisco filed an enforcement complaint under Section 337 with the USITC. Cisco alleges that we are violating the cease and desist and limited exclusion orders issued in the 944 Investigation by engaging in the “marketing, distribution, offering for sale, selling, advertising, and/or aiding or abetting other entities in the sale and/or distribution of products that Cisco alleges continue to infringe claims 1-2, 8-11, and 17-19 of the ’537 patent,” despite the design changes we have made to those products. Cisco asks the USITC to (1) enforce the cease and desist order; (2) modify the Commission’s limited exclusion order and/or cease and desist order “in any manner that would assist in the prevention of the unfair practices that were originally the basis for issuing such Order or assist in the detection of violations of such Order”; (3) impose the maximum statutory civil penalties for violation of the cease and desist order “including monetary sanctions for each day’s violation of the cease and desist order of the greater of $100,000 or twice the domestic value of the articles entered or sold, whichever is higher”; (4) bring a civil action in U.S. district court “requesting collection of such civil penalties and the issuance of a mandatory injunction preventing further violation of Cease and Desist Order”; and (5) impose “such other remedies and sanctions as are appropriate and within the Commission’s authority.” On September 28, 2016, the Commission instituted the enforcement proceeding. The proceeding has been assigned to ALJ Judge Shaw, who presided over the underlying investigation. The target date for the investigation was initially set for September 20, 2017. On June 20, 2017, the ALJ issued his initial determination finding that we did not violate the June 23, 2016 cease and desist order. The initial determination also recommended a civil penalty of $307 million if the Commission decided to overturn the finding of no violation. On July 3, 2017, the parties filed petitions for review of certain findings in the initial determination.
On August 4, 2017, the Commission issued an order remanding the investigation to the ALJ to make additional findings on certain issues and issue a remand initial determination. The Commission ordered the ALJ to set a schedule for completion of any necessary remand proceedings and a new target date for the enforcement action. On August 25, 2017 the ALJ issued an Initial Determination setting a June 4, 2018 deadline for the remand initial determination and September 4, 2018 as the new target date for the enforcement action. The ALJ also set a briefing schedule and a February 1, 2018 hearing. On September 18, 2017, the Commission determined not to review the Initial Determination setting the target date.
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
On December 9, 2016, the ALJ issued her initial determination finding a violation of Section 337. More specifically, the ALJ found that a violation has occurred in the importation into the United States, the sale for importation, or the sale within the United States after importation, of certain network devices, related software, and components thereof that the ALJ found infringe asserted claims 1, 7, 9, 10, and 15 of the ’577 patent and asserted claims 1, 2, 4, 5, 7, 8, 10, 13, 19, 56, and 64 of the ’668 patent. The ALJ did not find a violation of Section 337 with respect to asserted claim 2 of the ’577 patent or any asserted claims of the ’853, ’492, ’875, and ’211 patents. On December 29, 2016, we, Cisco and the Office of Unfair Import Investigation (“OUII”) filed petitions for review of certain findings contained in the initial determination. On March 1, 2017, the Commission issued a notice that it was reviewing the final initial determination in part on certain issues.
On May 4, 2017, the Commission issued its Final Determination, which found a violation with respect to the ’577 and ’668 patents, and found no violation with respect to the ’211, ’853, ’875 and ’492 patents. The Commission also issued a limited exclusion order and a cease and desist order pertaining to network devices, related software and components thereof that infringe one or more of claims 1, 7, 9, 10, and 15 of the ’577 patent and 1, 2, 4, 5, 7, 8, 10, 13, 18, 56, and 64 of the ’668 patent. The 60-day Presidential review period for the 945 Investigation expired on July 4, 2017. During the 60-day Presidential review period, the USITC Orders permitted Arista to continue importing and selling products covered by the orders so long as we paid a 5% bond. Because the United States Trade Representative did not disapprove the USITC’s final determination, the limited exclusion order and cease and desist order are now in full effect.
On May 25, 2017 and June 1, 2017, the PTAB issued final written decisions finding all claims of the ’577 and ’668 patents that we were found to have infringed in the 945 Investigation unpatentable. On June 1, 2017 and June 2, 2017, we filed emergency petitions to suspend the remedial orders in the 945 Investigation. On July 20, 2017, the Commission issued a notice denying our petition to suspend the remedial orders. On July 21, 2017, we filed a motion to stay the remedial orders in the 945 Investigation pending disposition of the relevant appeals and sought expedited consideration of our motion. On September 11, 2017, the Commission denied our motion to stay.
On June 30, 2017, Cisco filed a petition for review of the USITC’s Final Determination to the Federal Circuit regarding the ’853, ’492, ’875 and ’211 patents. On July 21, 2017, we filed a petition for review of the Final Determination to the Federal Circuit.
On August 25, 2017 we filed a motion with the U.S. Court of Appeals for the Federal Circuit requesting that the Federal Circuit stay the remedial orders pending the completion of the appeal of the 945 Investigation. On September 22, 2017, the Federal Circuit issued an order denying our motion to stay, but ordered that our redesigned products be allowed to enter the country “unless and until Commission proceedings are initiated and completed to produce an enforceable determination that such a redesign is barred” by a Commission remedial order.
On September 27, 2017, Cisco filed a petition with the USITC requesting that the Commission institute a modification proceeding to determine whether our redesigned products infringe the patent claims underlying the remedial orders in the 945 Investigation. On October 27, 2017, the Commission instituted the modification proceeding. The USITC has assigned Mary Joan McNamara as the ALJ to oversee the proceeding. The Commission has set a deadline of five months for the ALJ to issue a recommended determination on what, if any, modifications to the remedial orders issued in the 945 Investigation are appropriate. This deadline may be extended by one month upon a showing of good cause. The recommended determination will be subject to review by the Commission after which the Commission will issue a final determination. The Commission has not set a target date for the final determination. On November 1, 2017, Cisco filed a request for an expedited “limited recommended determination” on certain issues relating to the ’577 patent. Cisco’s request seeks completion of briefing by December 11, 2017 and a recommended determination “as soon as practicable” after that.
Inter Partes Reviews
We have filed petitions for Inter Partes Review of the ’597, ’211, ’668, ’853, ’537, ’577, ’886, and ’526 patents. IPRs relating to the ’597 (IPR No. 2015-00978) and ’211 (IPR No. 2015-00975) patents were instituted in October 2015 and hearings on these IPRs were completed in July 2016. On September 28, 2016, the PTAB issued a final written decision finding claims 1, 14, 39-42, 71, 72, 84, and 85 of the ’597 patent unpatentable. The PTAB also found that claims 29, 63, 64, 73, and 86 of the ’597 patent had not been shown to be unpatentable. On October 5, 2016, the PTAB issued a final written decision finding claims 1 and 12 of the ’211 patent unpatentable. The PTAB also found that claims 2, 6-9, 13, 17-20 of the ’211 patent had not been shown to be unpatentable. Both parties have appealed the final written decisions on the ’211 and ’537 patent IPRs.
The IPR relating to the ’886 patent was instituted on May 25, 2016. Following that decision, Cisco agreed to dismiss its claims as to the ʼ886 patent with prejudice, and we dismissed our counterclaims as to the ʼ886 patent without prejudice.
IPRs relating to the ’668 (IPR No. 2016-00309), ’577 (IPR No. 2016-00303), ’853 (IPR No. 2016-0306), and ’537 (IPR No. 2016-0308) patents were instituted in June 2016 and hearings were held on March 7, 2017. On May 25, 2017, the PTAB issued final written decisions finding claims 1, 7-10, 12-16, 18-22, 25, and 28-31 of ’577 patent unpatentable, and that claim 2 of the ’577 patent, claim 63 of the ’853 patent, and claims 1, 10, 19, and 21 of the ’537 patent had not been shown to be unpatentable. On June 1, 2017, the PTAB issued a final written decision finding claims 1-10, 12-13, 15-28, 30-31, 33-36, 55-64, 66-67, and 69-72 of the ’668 patent unpatentable. We filed a Notice of Appeal concerning the ’577 patent on July 21, 2017, and Notices of Appeal concerning the ‘853 and ’537 patents on July 26, 2017. Cisco cross-appealed concerning the ’577 patent on July 26, 2017 and filed a Notice of Appeal concerning the ’668 patent on August 1, 2017. For the appeals of the IPRs on the ’668 and ’577 patents, the Federal Circuit granted our motion for an expedited briefing schedule, and the briefing will be completed in November 2017.
* * * * *
We intend to vigorously defend against each of the Cisco lawsuits, as summarized in the preceding paragraphs. However, we cannot be certain that any claims by Cisco will be resolved in our favor regardless of the merit of the claims. Any adverse litigation ruling could result in injunctive relief, including the above described injunctive relief, could lead to significant penalties assessed or damages awarded against us or a requirement that we make substantial royalty payments to Cisco, and/or could require that we modify our products.
For example, in the 944 Investigation, the USITC issued a limited exclusion order barring entry into the United States of our network devices (including our 7000 Series of switches), related software, and components thereof that infringe one or more of the claims of the ’537, ʼ592, and ʼ145 patents specified above and a cease and desist order restricting our activities with respect to such imported products. In the 945 Investigation, the USITC issued a limited exclusion order barring entry into the United States of our network devices, related software, and components thereof that infringe one or more of the claims of the ’577 and ’668 patents specified above and a cease and desist order restricting our activities with respect to such imported products.
To comply with these orders, we have sought to develop technical redesigns that no longer infringe the patents that are the subject of the orders. In any efforts to develop these technical redesigns for our products, we may be unable to do so in a manner that does not continue to infringe the patents or that is acceptable to our customers. Our redesign efforts could be extremely costly and time consuming as well as disruptive to our other development activities and distracting to management. Moreover, our ability to import redesigned products into the United States is based on rulings from U.S. Customs and Border Protection (“CBP”) and the Federal Circuit. While these favorable rulings currently allow us to import our redesigned products into the United States, the USITC could determine in an enforcement action or modification proceeding that our redesigned products continue to infringe the patents that are the subject of any USITC orders. In addition, the Federal Circuit or CBP could decide to withdraw or alter their rulings based on a change in circumstances. Any failure to effectively redesign our products, obtain customer acceptance of those redesigned products, retain authorization to import those redesigned products, or address the USITC findings in a manner that complies with the USITC orders, may cause a disruption to our product shipments, a rejection or return of our redesigned products by (or a delay or loss of sales to) customers, subject us to penalties or damage awards, and materially and adversely affect our business, revenues, prospects, reputation, results of operations, and financial condition.
Specifically, in response to the USITC’s findings in the 944 Investigation, we have made design changes to our products for sale in the United States to address the features that were found to infringe the ’537, ’592, and ’145 patents. Following the issuance of the final determination in the 944 Investigation, we submitted a Section 177 ruling request to CBP seeking approval to import these redesigned products into the United States. On November 18, 2016, we received a 177 ruling from CBP finding that our redesigned products did not infringe the relevant claims of the ʼ537, ’592, and ʼ145 patents, and approving the importation of those redesigned products into the United States. On January 13, 2017, at the request of Cisco and without our input, CBP issued a letter to us revoking its prior November 18 ruling. CBP subsequently conducted an inter partes proceeding between Arista and Cisco to determine whether our redesigned products infringe and whether to approve them for importation into the United States. On April 7, 2017, following the inter partes proceeding, CBP again ruled that our redesigned products do not infringe the relevant claims of the ’537, ’592, and ’145 patents and again approved those redesigns for importation into the United States. On September 12, 2017, Cisco filed a second request with CBP seeking to revoke our approval to import our redesigns relating to the 944 Investigation. We have opposed Cisco’s request, and CBP has not yet ruled on Cisco’s request.
Similarly, on May 4, 2017, the USITC issued a limited exclusion order and cease and desist order in the 945 Investigation with respect to the ’668 and ’577 patents. We have made design changes to our products for sale in the United States to address the features that were found to infringe the ’577 and ’668 patents. We are making ongoing modifications to our products to also ensure that they continue to meet customer requirements, and we are working with our customers to qualify those modified products for use in our customers’ networks. In particular, the ’577 patent was directed to a feature that is implemented in the merchant silicon chips that we purchase from third-party suppliers. Because we do not design, build or manufacture these merchant silicon chips, we are limited in further modifications that we can make to our products for this patent. We are deploying these additional modifications for a subset of our products, and for all of our products we will remove the features found to infringe until the ’577 patent expires on June 30, 2018. These redesign and qualification efforts could be extremely costly and time consuming for us and our customers as well as disruptive to our other development activities and distracting to management. We may not be able to complete, and our customers may not be able to qualify these redesigned products in a timely fashion, if at all. For example, some of our customers continue to test and qualify our redesigned products which address the ’577 and ’668 patents to ensure that they meet their network requirements. This could result in an inability to ship those redesigned products to our customers, a delay or cancellation of purchases by, some customers until those further modifications are completed and/or qualified or a rejection or return of our redesigned products or a delay or loss of sales to some customers, any of which could materially and adversely affect our business, revenues, deferred revenue balances, prospects, reputation, results of operations or financial condition.
Because the USITC did not suspend its orders in the 945 Investigation, despite a PTAB finding that every relevant claim of the ’668 and ’577 patents is unpatentable, we were previously barred from importing our redesigned products into the United States until we received approval from CBP. On July 21, 2017, we submitted a Part 177 request to CBP seeking approval to import our redesigned products into the United States. Following the Federal Circuit’s order on September 22, 2017, allowing us to import our redesigned products, we withdrew our request. On October 12, 2017, CBP, over Cisco’s objection, terminated the Part 177 proceedings, and confirmed that it will permit entry of our redesigns pursuant to the Federal Circuit’s September 22, 2017 order.
In either the 944 or 945 Investigations, if the USITC determines that our redesigned products infringe patents that are the subject of USITC remedial orders, those products will be barred from import into the United States, or sale after importation. In addition, the USITC may impose the maximum statutory civil penalties for violation of the cease and desist order “including monetary sanctions for each day’s violation of the cease and desist order of the greater of $100,000 or twice the domestic value of the articles entered or sold, whichever is higher,” bring a civil action in U.S. district court “requesting collection of such civil penalties and the issuance of a mandatory injunction preventing further violation of Cease and Desist Order,” or impose “such other remedies and sanctions as are appropriate and within the Commission’s authority.” In the 944 Investigation, the ALJ recommended a civil penalty of $307 million if the Commission were to reverse ALJ’s finding of no violation. Any such finding by the USITC could materially and adversely affect our business, prospects, reputation, results of operations and financial condition.
An adverse finding in an enforcement action or modification proceeding would take effect immediately upon USITC’s issuance of the final determination, without any Presidential review period. To address such a finding, we would have to further redesign our products to make them non-infringing, and until we made such changes we would not be able to import or ship our products to customers. In such a situation, we may not be able to do so in a manner that does not continue to infringe the patents or that is acceptable to customers. We may not be able to complete, and our customers may not be able to qualify, such redesigned products in a timely fashion, if at all, following the issuance of an adverse final determination, leading to an inability to sell or ship products to customers. Our redesign efforts could be extremely costly and time consuming as well as disruptive to our other development activities and distracting to management. For example, in the enforcement action for the 944 Investigation, although the ALJ issued an initial determination finding that our redesigned products did not violate the June 23, 2016 cease and desist order, if the ALJ modifies the initial determination during the remand proceeding, or if the Commission finds a violation in its final determination on September 4, 2018, we will no longer be able to import or ship our products in the U.S. until we make further changes to address those findings, which could materially and adversely affect our business, revenues, prospects, reputation, results of operations or financial condition. We would also need to obtain USITC or CBP approval to resume importation of such redesigned products into the United States. In addition, the USITC would not provide a service and support exception for our previously redesigned products, and customers may be required to upgrade to new products to obtain service and support. If we are unable to obtain such approvals or provide such service and support exception, our business, prospects, reputation, results of operations or financial condition could be materially and adversely affected.
In the 945 Investigation, while the USITC orders are based upon patent claims that the PTAB has found to be invalid, these orders will remain in effect unless and until the PTAB decisions are affirmed on appeal and the PTO cancels the patents. If the Commission finds a violation in its final determination for the modification proceeding, we will no longer be able to import or ship our products in the U.S. until we make further changes to address those findings and/or until the PTAB decisions are so affirmed and the PTO cancels the patents, which could materially and adversely affect our business, revenues, prospects, reputation, results of operations or financial condition. We would also need to obtain USITC or CBP approval to resume importation of any such redesigned products into the United States. In addition, the USITC would not provide a service and support exception for our previously redesigned products, and customers may be required to upgrade to new products to obtain service and support. If we are unable to obtain such approvals or provide such service and support exception, our business, revenues, prospects, reputation, results of operations or financial condition could be materially and adversely affected. In addition, even if the PTAB decisions are affirmed on appeal, and the patent claims are canceled, if we are found to have violated the USITC’s orders while those orders remain in effect, we may be subject to penalties.
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
We are currently involved in a dispute with Tessera Technologies
On May 23, 2016, Tessera Technologies, Inc., Tessera, Inc., and Invensas Corp. (“Tessera”) filed a complaint in the USITC alleging that Broadcom Limited, Broadcom Corporation, Avago Technologies Limited, and Avago Technologies U.S. Inc. (“Broadcom”) and certain of Broadcom's customers violated 19 U.S.C. § 1337 (“Section 337”). On June 20, 2016, the USITC instituted Tessera’s complaint as Investigation No. 337-TA-1010.
Tessera alleges that certain Broadcom semiconductor devices infringe U.S. Patent Nos. 6,856,007; 6,849,946; and 6,133,136. Tessera further alleges that Broadcom’s downstream customers, Arista Networks, Inc.; ARRIS International plc; ARRIS Group, Inc.; ARRIS Technology, Inc.; ARRIS Enterprises LLC; ARRIS Solutions, Inc.; Pace Ltd.; Pace Americas, LLC; Pace USA; LLC, ASUSteK Computer Inc.; ASUS Computer International; Comcast Cable Communications, LLC; Comcast Cable Communications Management, LLC; Comcast Business Communications, LLC; HTC Corporation; HTC America, Inc.; NETGEAR, Inc.; Technicolor S.A.; Technicolor USA, Inc.; and Technicolor Connected Home USA LLC (“Downstream Respondents”) are violating Section 337 by importing, selling after importation, or selling for importation products that incorporate the accused Broadcom semiconductor devices. The accused Company products include certain models of our switching products.

Tessera seeks the following relief: (1) a permanent limited exclusion order excluding from importation into the U.S. all of Broadcom’s semiconductor devices and semiconductor device packages, as well as Downstream Respondents’ products containing Broadcom’s semiconductor devices that infringe one or more of the three patents-in-suit and (2) a permanent cease and desist order prohibiting Broadcom and the Downstream Respondents and related companies from importing, marketing, advertising, demonstrating, warehousing inventory for distribution, offering for sale, selling, qualifying for use in the products of others, distributing, or using the accused Broadcom semiconductor devices and Downstream Respondents’ products containing Respondents’ semiconductor devices and semiconductor device packages that infringe one or more of the three patents subject to the USITC Investigation.
An evidentiary hearing was held from March 27-31, 2017. On June 30, 2017, the ALJ issued an initial determination that found a violation with respect to the ’946 patent and no violation with respect the ’136 and ’007 patents. The ALJ recommended that the Commission issue limited exclusion and cease and desist orders and recommended a 100% bond for imports during the Presidential review period. The Commission has indicated it will review the initial determination, and the target date for the final determination is December 1, 2017.
To the extent claims made by Tessera in the USITC Investigation against Arista are based solely on functionality residing in Broadcom’s products, Broadcom has agreed to defend Arista at no cost to Arista.
* * * * *
An adverse final determination from the Commission could result in issuance of remedial orders that could prevent Broadcom, Arista, and the other Downstream Respondents from selling infringing products for import into the United States, importing infringing products into the United States, or selling infringing products after importation into the United States. This could include both the infringing semiconductor devices as well as downstream products, including Arista’s Ethernet switches, that incorporate those devices. During the 60-day Presidential review period following the final determination, Broadcom, Arista, and the other Downstream Respondents could continue to import and sell infringing products by paying a bond. The ALJ’s recommended bond is 100% of the entered value of the product. Following the end of the Presidential review period, if the U.S. Trade Representative chooses not to disapprove the final determination, the remedial orders would go into full effect.
If the USITC orders go into full effect, to continue importing and selling products found to be infringing, Broadcom and its manufacturers would need to develop redesigned products that do not infringe, and Arista would have to integrate these devices into its own products, or Broadcom and/or the Downstream Respondents would need to obtain a license from Tessera. It may not be possible to do this in a timely fashion, if at all. Because the asserted patents are directed towards technology used in the manufacture of the semiconductor devices not manufactured or designed by us, we would be dependent on Broadcom and its manufacturers to create such redesigned products.
Before Broadcom, Arista, or the other Downstream Respondents could import redesigned products into the United States, the products would have to be approved by CBP or the USITC. We may not be successful in any efforts to obtain such approvals in a timely manner, or at all. While a favorable ruling from CBP would allow Broadcom, Arista, and the other Downstream Respondents to resume importation of our redesigned products into the United States, the USITC could ultimately determine in an enforcement action that such redesigned products continue to infringe the patents that are the subject of the USITC orders.
Any failure to effectively redesign these products and obtain timely clearance from CBP or USITC to import such redesigned products or to obtain a license from Tessera may cause a disruption to our product shipments and materially and adversely affect our business, revenues, prospects, reputation, results of operations, and financial condition.
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
Managing the supply of our products and product components is complex, and our inventory management systems and related supply-chain visibility tools may not enable us to forecast accurately and manage effectively the supply of our products and product components. Furthermore, ongoing Cisco litigation before the USITC and any adverse ruling that results from such litigation could cause disruption to our supply-chain or with our suppliers, which may impact our revenues, business and reputation. For example, in the 944 Investigation, the USITC has issued a limited exclusion order barring entry into the United States of our network devices (including our 7000 Series of switches), related software and components thereof that infringe one or more of the claims of the ʼ537, ʼ592, and ʼ145 patents specified above and a Cease and Desist Order restricting our activities with respect to such imported products. Similarly, in the 945 Investigation, the USITC has issued a limited exclusion order barring entry into the United States of our network devices (including our 7000 Series of switches), related software and components thereof that infringe one or more of the claims of the ʼ577 and ‘668 patents specified above and a Cease and Desist Order restricting our activities with respect to such imported products. In the 1010 Investigation, the ALJ recommended that the USITC issue limited exclusion and cease and desist orders against Broadcom, Arista and the other Downstream Respondents and the target date for the final determination is December 1, 2017. Each of these remedial orders could prevent us from using inventory to satisfy U.S demand and may cause us to write-down such inventory, which could reduce our gross margins.
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
Additionally, litigation in the USITC could materially impact our supply of key components including, for example, merchant silicon chips that we purchase from our third-party suppliers. For example, in the 944 Investigation, the USITC has issued a Limited Exclusion Order barring entry into the United States of our network devices (including our 7000 Series of switches), related software and components thereof that infringe one or more of the claims of the ʼ537, ʼ592, and ʼ145 patents specified above and a Cease and Desist Order restricting our activities with respect to such imported products. The USITC has also issued a Limited Exclusion Order in the 945 Investigation barring entry into the United States of our network devices (including our 7000 Series of switches), related software and components thereof that infringe one or more of the claims of the ʼ577 and ‘668 patents specified above and a Cease and Desist Order restricting our activities with respect to such imported products. In the 1010 Investigation, the ALJ recommended that the USITC issue limited exclusion and cease and desist orders against Broadcom, Arista and the other Downstream Users and the target date for the final determination is December 1, 2017. If we are unable to obtain a sufficient quantity of these components on commercially reasonable terms or in a timely manner, or if we are unable to obtain alternative sources for these components, sales of our products could be delayed or halted entirely or we may be required to redesign our products. Any of these events could result in lost sales, reduced gross margins or damage to our end-customer relationships, which would adversely impact our business, financial condition, results of operations and prospects.
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
              Our provision for income taxes is subject to volatility and could be adversely affected by several factors, many of which are outside of our control, including earnings that are lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; our ability to generate and use tax attributes; changes in the valuation of our deferred tax assets and liabilities; transfer pricing adjustments, including the effect of acquisitions on our inter-company R&D cost sharing arrangement and legal structure; tax effects of nondeductible compensation, including certain stock-based compensation; tax costs related to intercompany realignments; changes in accounting principles; adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries or customers; a change in our decision to indefinitely reinvest foreign earnings or changes in tax laws and regulations, including possible U.S. changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income or the foreign tax credit rules.
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
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None
Item 6. Exhibits

Exhibit Number		Description of Document
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

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

ARISTA NETWORKS, INC.

Date:	November 2, 2017	By:	/s/ JAYSHREE ULLAL
Jayshree Ullal
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 2, 2017	By:	/s/ ITA BRENNAN
Ita Brennan
Chief Financial Officer
(Principal Accounting and Financial Officer)