Form 10-K
period 2017-12-31
Arista Networks, Inc.
filed 2018-02-20
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
_________________________________________________________

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $8,052,073,793 as of June 30, 2017 based on the closing sale price of the registrant’s common stock on the New York Stock Exchange on such date. Shares held by persons who may be deemed affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
On February 9, 2018, 73,875,377 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2018 Annual Stockholders’ Meeting to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of December 31, 2017 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
These forward-looking statements include, but are not limited to, statements concerning the following:

•
our ability to maintain an adequate rate of revenue growth and our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin and operating expenses;

•	our belief that the cloud networking market is rapidly evolving and has a significant potential opportunity for growth;

•	our business plan and our ability to effectively manage our growth, including the reporting requirements and compliance obligations of a public company;

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

•	our ability to retain and increase sales to existing customs and attract new end customers, including large end customers;

•	the budgeting cycles and purchasing practices of end customers, including large end customers who may receive lower pricing terms due to volume discounts;

•	the buying patterns of our large end customers in which large bulk purchases may or may not occur in certain quarters;

•	our inability to fulfill our end customers’ orders due to supply chain delays, access to key commodities or technologies or events that impact our manufacturers or their suppliers;

•	the deferral or cancellation of orders by end customers, warranty returns or delays in acceptance of our products;

•	our ability to further penetrate our existing customer base and sell more complex and higher-performance configurations of our products;

•	our ability to displace existing products in established markets;

•	our belief that increasing channel leverage will extend and improve our engagement with a broad set of customers;

•	our ability to expand our leadership position in the network switch industry, including the areas of mobility, virtualization, cloud computing and cloud networks;

•	our ability to timely and effectively scale and adapt our existing technology;

•	the benefits realized by our customers in their use of our products and services including lower total cost of ownership;

•	our ability to expand our business domestically and internationally;

•	the effects of increased competition in our market and our ability to compete effectively;

•	the effects of seasonal and cyclical trends on our results of operations;

•	our expectations concerning relationships with third parties;

•	the attraction and retention of qualified employees and key personnel;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	economic and industry trends;

•	estimates and estimate methodologies used in preparing our financial statements;

•	future trading prices of our common stock;

•	our belief that we have adequately reserved for uncertain tax positions;

•	the impact of global and domestic tax reform, including the Tax Cuts and Jobs Act of 2017;

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

PART I
Item 1. Business
We are a leading supplier of cloud networking solutions that use software innovations to address the needs of large-scale Internet companies, cloud service providers and next-generation data centers for enterprise support. Our cloud networking solutions consist of our Extensible Operating System, or EOS, a set of network applications and our Ethernet switching and routing platforms. Our cloud networking solutions deliver industry-leading performance, scalability, availability, programmability, automation and visibility. At the core of our cloud networking platform is EOS, which was purpose-built to be fully programmable and highly modular. The programmability of EOS has allowed us to create a set of software applications that address the requirements of cloud networking, including workflow automation, network visibility and analytics, and has also allowed us to rapidly integrate with a wide range of third-party applications for virtualization, management, automation, orchestration and network services. Since we began shipping our products, we have grown rapidly, and, according to Crehan Research, we have achieved the second largest market share in data center 10/25/40/50/100 Gigabit Ethernet switch ports, excluding blade switching, sold in 2017. We have been profitable and cash flow positive for each year since 2010.
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
We sell our products through both our direct sales force and our channel partners. Since shipping our first products in 2008, our cumulative end-customer base has grown rapidly. Between December 31, 2011 and December 31, 2017, our cumulative end-customer base grew from approximately 1,100 to over 4,900. Our end customers span a range of industries and include large Internet companies, service providers, financial services organizations, government agencies, media and entertainment companies and others. Our customers include six of the largest cloud services providers based on annual revenue.
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
Security
Macro-Segmentation Services (MSS™) is one of the services enabled via CloudVision. Since CloudVision maintains a network-wide database of all state within the network, as well as direct integration with hypervisor resources like VMware vSphere and NSX. It is aware of every workload that is within the network and it learns in real time about new devices or workloads that are added or removed from the network, or moved across ports or servers. Macro-segmentation extends the concept of fine-grained inter-hypervisor security to cloud networks by enabling dynamic security and services for physical to virtual workloads. Macro-segmentation security is a complement to fine-grained security delivered via micro-segmentation that is already implemented in the virtual switch of the physical host on which a VM is running.
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

Our Customers
As of December 31, 2017, we had delivered our cloud networking solutions to over 4,900 end customers worldwide in approximately 80 countries. Our end customers span a range of industries and include large Internet companies, service providers, financial services organizations, government agencies, media and entertainment companies and others. For each of the years ended December 31, 2017, 2016, and 2015, Microsoft purchases, through our channel partner World Wide Technology, Inc., accounted for more than 10% of our total revenue.
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

Our Products and Technology
We offer one of the broadest product lines of data center 10/25/40/50/100 Gigabit Ethernet switches and routers in the industry, comprising our 7010/7020 Series, 7050X Series, 7060X Series, 7160 Series, 7150 Series, 7250X Series, 7260 Series, 7280R Series Universal Leaf products, 7300X Series Spline products, and our 7500R Series Universal Spine products.
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
We are constantly investing in our core infrastructure to provide the capabilities required for building modern cloud networks and enhancing scalability. New requirements for use in cloud and service provider networks and hybrid cloud deployments in enterprises require on-going upgrades and extensions to our state oriented architecture.
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

Containerized EOS
Arista cEOS™ is a containerized packaging of EOS software and its agents for deployment in cloud infrastructure with the same proven EOS software image that runs on all of our products. These flexible deployment options empower cloud network operators that are customizing their operating environments to provide a uniform workflow for development, testing and deployment of differentiated services. It enables the provisioning of a robust and proven network operating system across production and development platforms with a uniform EOS distribution and single-image consistency. Our customers can also utilize cEOS in tandem with industry standard white box hardware and enable a wide array of tools and applications from the container ecosystem.
Arista vEOS Router
The Arista vEOS Router is a core component of Arista Any Cloud Platform. The vEOS Router is our same, proven single EOS software image, offered as a multi-cloud and multi-hypervisor virtual router. This cloud-grade and feature-rich software platform empowers enterprises and service providers to build consistent, highly secure and scalable cloud networks. The Arista vEOS router is designed to support any public or hybrid cloud environment, including Amazon Web Services (AWS), Microsoft Azure Cloud, Microsoft Azure Stack, Google Cloud Platform, and Oracle Cloud Infrastructure.
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
Any Cloud Platform for Hybrid Cloud Networking
The Arista Any Cloud software platform is intended to reduce operational costs and complexity for enterprises by simplifying integration and management of hybrid clouds across private cloud datacenters and public cloud providers. The new virtualized offering and Arista vEOS™ Router, combined with CloudVision® and Cloud Tracer™ functionality, provides consistent operations, orchestration, security and telemetry across multi-cloud environments.
The Arista Any Cloud platform is designed to support any public or hybrid cloud environment, including Amazon Web Services (AWS), the Microsoft Azure cloud platform, Microsoft Azure Stack, an extension of Azure, Google Cloud Platform and Oracle Cloud Infrastructure. Support in each environment is coupled with validation and registration of these solutions in the cloud marketplace infrastructure provided by each cloud provider, thus making deployment simple for the enterprise customer.
This platform will be further enhanced by integration with the Equinix Cloud Exchange™, which provides direct high-performance connections to 70+ cloud providers.
Cloud Principles Migrate Enterprise from PINs to PICs
With the Arista Any Cloud solution, enterprise customers can now deploy a reliable and secure multi-cloud experience with a common Universal Cloud Network approach across all of the places-in-the-cloud (PICs) as opposed to siloed Places-In-the-Network (PINs) of the legacy enterprise. This enables IT organizations to harness dispersed cloud resources anywhere for better availability of services and applications across any cloud, any workload and any location.
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
Our sales organization is supported by systems engineers with deep technical expertise and responsibility for pre-sales technical support and solutions engineering for our end customers, systems integrators, original equipment manufacturers, or OEMs, and channel partners. A pool of shared channel sales and marketing representatives also supports these teams. Each sales team is responsible for a geographical territory, has responsibility for a number of major direct end-customer accounts or has assigned accounts in a specific vertical market. We have field sales teams operating in approximately 80 countries.
Our marketing activities consist primarily of technology conferences, web marketing, trade shows, product demonstrations, seminars and events, public relations, analyst relations, demand generation and direct marketing to build our brand, increase end-customer awareness, communicate our product advantages and generate qualified leads for our field sales force and channel partners.
Research and Development
We believe our future success depends on our ability to develop new products and features that address the needs of our end customers. Our in-house engineering personnel are responsible for the development, quality, documentation, support and release of our products. We plan to continue to invest significantly in resources to conduct our research and development efforts. Our research and development expense was $349.6 million, $273.6 million and $209.4 million in 2017, 2016, and 2015, respectively.
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
Our products rely on key components, including merchant silicon, integrated circuit components and power supplies purchased from a limited number of suppliers, including certain sole source providers. Generally, neither our contract manufacturers nor we have a written agreement with these component providers to guarantee the supply of the key components used in our products nor do we have exclusive rights to such key components. Our product development efforts also depend upon continued collaboration with our key suppliers, including our merchant silicon vendors such as Broadcom and Intel. As we develop our product roadmap and continue to expand our relationships with these and other merchant silicon vendors, it is critical that we work in tandem with our key merchant silicon vendors to ensure that their silicon includes improved features and that our products take advantage of such improved features. This enables us to focus our research and development resources on software core competencies and to leverage the investments made by merchant silicon vendors to achieve cost-effective solutions.
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

The data center networking market has been historically dominated by Cisco Systems, with competition also coming from other large network equipment and system vendors, including Broadcom/Brocade, Dell/EMC, Hewlett Packard Enterprise and Juniper Networks. Most of our competitors have made acquisitions and/or have entered into or extended partnerships or other strategic relationships to offer more comprehensive product lines, including cloud networking solutions. For example, in the last few years alone, Broadcom acquired Brocade, Extreme Networks purchased certain data center networking assets from Broadcom/Brocade and Avaya, Dell acquired Force10 and EMC, IBM acquired Blade Network Technology, Hewlett Packard Enterprise acquired Aruba Networks, Juniper acquired Contrail, and Cisco acquired Insieme. We also face competition from other companies and new market entrants, including “whitebox” switch vendors as well as current technology partners and end customers who may develop network switches and cloud service solutions for internal use and/or to broaden their portfolio of products.
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
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. If we become more successful, we believe that competitors will be more likely to try to develop products that are similar to ours and that may infringe our proprietary rights. It may also be more likely that competitors or other third parties will claim that our products infringe their proprietary rights. In particular, large and established companies in our industry have extensive patent portfolios and are regularly involved in both offensive and defensive litigation. From time to time, third parties, including certain of these large companies and non-practicing entities, may assert patent, copyright, trademark and other intellectual property rights against us, our channel partners or our end customers, whom our standard license and other agreements obligate us to indemnify against such claims. For example, in December 2014, Cisco Systems filed two lawsuits against us in the Northern District of California for alleged patent and copyright infringement. Additionally, Cisco Systems filed two complaints against us in the United States International Trade Commission ("USITC") for patent infringement, and the USITC has initiated an investigation. Please see "Legal Proceedings" included in Part I, Item 3 of this Annual Report on Form 10-K, for a description of this litigation.
Furthermore, to comply with the limited exclusion order and cease and desist order in the 945 Investigation as described in Note 5. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K, we have made design changes to our products for sale in the United States to address the features that were found to infringe the patent claims underlying the remedial orders in the 945 Investigation. We have also worked closely with our customers on the qualification and testing of our redesigned products.  The timing of completion of these qualification activities, some of which have extended beyond the current quarter, has impacted our business with these customers in these quarters. We will continue to work with these customers to complete these procedures and improve these design changes with further product modifications in order to meet customer requirements.
We also filed a motion with the U.S. Court of Appeals for the Federal Circuit (the "CAFC") requesting that it stay the orders issued by the United States International Trade Commission (“USITC”) in the 945 Investigation pending completion of the appeals of the decisions of the United States Patent Trial and Appeal Board (“PTAB”) finding invalid the claims of the patents the USITC found us to infringe in the 945 Investigation. On September 22, 2017, the CAFC denied the motion to stay, but has allowed us to import our redesigned products into the United States without being blocked by the USITC’s orders, subject to any determinations by the USITC in subsequent proceedings regarding the redesigned products. The CAFC has also granted our requests to expedite various phases of the appeals of the PTAB’s decisions. On October 27, 2017, the USITC instituted a modification proceeding to determine whether our redesigned products infringe the patent claims underlying the remedial orders in the 945 Investigation. The USITC has set a deadline of five months for the Administrative Law Judge (“ALJ”) to issue a recommended determination, which may be extended by one month upon a showing of good cause. The recommended determination will be subject to review by the Commission after which the Commission will issue a final determination. The Commission has not set a target date for the final determination.
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
Employees
As of December 31, 2017, we employed approximately 1,800 full-time employees. None of our employees are represented by unions. We consider our relationship with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.
Segment and Geographic Information
We are organized and operate as one reportable segment, with 72.4% of our total revenue from the Americas, 18.2% from Europe, the Middle East, and Africa (“EMEA”), and 9.4% from the Asia Pacific region in 2017. Refer to Note 9. Segment Information of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K for more information about segments and revenue and assets by geographic region.
Corporate Information
We were incorporated in the State of California as Arastra, Inc. in October 2004. We reincorporated in the State of Nevada in March 2008, and we changed our name to Arista Networks, Inc. in October 2008. We reincorporated in the State of Delaware in March 2014.
Available Information
Our website is located at www.arista.com and our investor relations website is located at investors.arista.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on the Investors portion of our web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Further, a copy of this Annual Report on Form 10-K is located at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.
Webcasts of our earnings calls and certain events we participate in or host with members of the investment community are on our investor relations website. Additionally, we announce investor information, including news and commentary about our business and financial performance, SEC filings, notices of investor events, and our press and earnings releases, on our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds. Further corporate governance information, including our corporate governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website under the heading “Governance.” The contents of our websites, or information that can be accessed through our websites, are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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
We have experienced rapid growth and increased demand for our products over the last several years, which has placed a strain on our management, administrative, operational and financial infrastructure. Our employee headcount and number of end customers have increased, and we expect both to continue to grow over the next year. For example, between December 31, 2011 and December 31, 2017, our headcount grew from approximately 250 employees to approximately 1,800 employees, and our cumulative number of end customers grew from approximately 1,100 to over 4,900. As we have grown, we have had to manage an increasingly large and more complex array of internal systems and processes to scale with all aspects of our business, including our hardware and software development, contract manufacturing, purchasing, logistics, fulfillment and maintenance and support. Our success will depend in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and continue to hire, train and manage new employees as needed. To manage domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting processes and procedures and implement more extensive and integrated financial and business information systems. We may not be able to successfully implement these or other improvements to our systems and processes in an efficient or timely manner, and we may discover deficiencies in their capabilities or effectiveness. We may experience difficulties in managing improvements to our systems and processes or in connection with third-party technology. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. Our failure to improve our systems and processes, or their failure to operate effectively and in the intended manner, may result in disruption of our current operations and end-customer relationships, our inability to manage the growth of our business and our inability to accurately forecast our revenue, expenses and earnings and prevent certain losses.
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
Our revenue growth rate in recent periods may not be indicative of our future performance. We experienced annual revenue growth rates of 45.8%, 34.8%, and 43.4% in 2017, 2016, and 2015, respectively. We may not achieve similar revenue growth rates in future periods as the size of our customer base increases, we achieve higher market penetration in our current target market and we continue to enter and expand into new target markets. Other factors may also contribute to declines in our growth rates, including changes in demand for our products and services, increased competition, our ability to successfully manage our expansion or continue to capitalize on growth opportunities, the maturation of our business and general economic conditions. You should not rely on our revenue for any prior quarterly or annual period as an indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected.
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

•
the budgeting cycles, purchasing practices and buying patterns of end customers, including large end customers who may receive lower pricing terms due to volume discounts and who may or may not make large bulk purchases in certain quarters;

•	changes in end-customer, geographic or product mix;

•
the cost and potential outcomes of existing and future litigation, including Cisco and Optumsoft litigation matters including our ability to comply with any USITC remedial orders issued in connection with the Cisco litigation;

•
our ability to develop, market and sell new products and services that are acceptable to our customers including redesigned products that comply with any USITC remedial orders issued in connection with the Cisco litigation;

•
changes in the sales and implementation cycles for our products including the qualification and testing of our redesigned products by our customers and any delays or cancellations of purchases caused by such activities;

•	the rate of expansion and productivity of our sales force;

•	changes in our pricing policies, whether initiated by us or as a result of competition;

•
our inability to fulfill our end customers’ orders due to the availability of inventory, supply chain delays, access to key commodities or technologies or events that impact our manufacturers or their suppliers;

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

•	our ability to successfully expand our business domestically and internationally;

•	our ability to increase the size of our sales or distribution channel, any disruption in our sales or distribution channels, and/or termination of our relationship with important channel partners;

•	decisions by potential end customers to purchase cloud networking solutions from larger, more established vendors, white box vendors or their primary network equipment vendors;

•	price competition;

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

•
our overall effective tax rate, including impacts caused by any reorganization in our corporate structure, any changes in our valuation allowance for domestic deferred tax assets and any new legislation or regulatory developments, including the Tax Cuts and Jobs Act of 2017 (the "Tax Act");

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

The cloud networking market is rapidly evolving. If this market does not evolve as we anticipate or our target end customers do not adopt our cloud networking solutions, we may not be able to compete effectively, and our ability to generate revenue will suffer.
A substantial portion of our business and revenue depends on the growth and evolution of the cloud networking market. The market demand for cloud networking solutions has increased in recent years as end customers have deployed larger, more sophisticated networks and have increased the use of virtualization and cloud computing. The continued growth of this market will be dependent upon many factors including but not limited to the adoption of our end customers’ products and services, the expansion, evolution and build out of our end customers’ networks, the overcapacity of existing network infrastructures, changes in the technological requirements for the products and services to be deployed in these networks, the amount and mix of capital spending by our end customers, the financial performance and prospects of our end customers, the availability of capital resources to our end customers, changes in government regulation that could impact cloud networking business models including those regulations related to cyber security, privacy, data protection and net neutrality, our ability to provide cloud networking solutions that address the needs of end customers more effectively and economically than those of other competitors or existing technologies and general economic conditions.
If the cloud networking solutions market does not develop in the way we anticipate, if our solutions do not offer benefits compared to competing networking products or if end customers do not recognize the benefits that our solutions provide, then our business, financial condition, results of operations and prospects could be materially adversely affected.
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
Historically, large purchases by a relatively limited number of end customers have accounted for a significant portion of our revenue, particularly in the cloud networking market. Many of these end customers make large purchases to complete or upgrade specific data center installations and are typically made on a purchase-order basis rather than pursuant to long-term contracts. Revenue from sales to Microsoft, through our channel partner, World Wide Technology, Inc., accounted for 16%, 16% and 12% of our revenue for the years ended December 31, 2017, 2016 and 2015, respectively.
As a consequence of the concentrated nature of our customer base and their purchasing behavior, our quarterly revenue and results of operations may fluctuate from quarter to quarter and are difficult to estimate. Changes in the business requirements or focus, vendor selection, project prioritization, financial prospects, capital resources and expenditures or purchasing behavior of our key end customers could significantly decrease our sales to such end customers or could lead to delays or cancellations of planned purchases of our products or services. For example, some of our end customers continue to qualify and test our redesigned products to ensure that they meet network requirements, and failure to obtain such qualification or customer acceptance, any cancellation of orders or any acceleration or delay in anticipated product purchases or the acceptance of shipped products by these customers could materially affect our revenue and results of operations in any quarterly period. We may be unable to sustain or increase our revenue from our large end customers or offset the discontinuation of concentrated purchases by our larger end customers with purchases by new or existing end customers. We expect that such concentrated purchases will continue to contribute materially to our revenue for the foreseeable future and that our results of operations may fluctuate materially as a result of such larger end customers’ buying patterns. In addition, we may see consolidation of our customer base, such as among Internet companies and cloud service providers, which could result in loss of end customers. The loss of such end customers, or a significant delay or reduction in their purchases, could materially harm our business, financial condition, results of operations and prospects.
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
We must continue to enhance our existing products and develop new technologies and products that address emerging technological trends, evolving industry standards and changing end-customer needs. The process of enhancing our existing products and developing new technology is complex and uncertain, and new offerings requires significant upfront investment that may not result in material design improvements to existing products or result in marketable new products or costs savings or revenue for an extended period of time, if at all. The success of new products depends on several factors, including appropriate new product definition, component costs, timely completion and introduction of these products, differentiation of new products from those of our competitors and market acceptance of these products.
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
In the past several years, we have announced a number of new products and enhancements to our products and services. The success of our new products depends on several factors including, but not limited to, component costs, timely completion and introduction of these products, prompt solution of any defects or bugs in these products, our ability to support these products, differentiation of new products from those of our competitors and market acceptance of these products.
Our product releases introduced new software products that include the capability for disaggregation of our software operating systems from our hardware. The success of our strategy to expand our software business is subject to a number of risks and uncertainties including the additional development efforts and costs to create these new products or make them compatible with other technologies, the potential for our strategy to negatively impact revenues and gross margins and additional costs associated with regulatory compliance.
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
To remain competitive, we must successfully manage product introductions and transitions.
Our ability to continue to compete effectively in a rapidly evolving market requires that we successfully release new products that meet the increasingly sophisticated networking requirements of our end customers. The success of new product introductions will depend on a number of factors including, but not limited to, timely and successful product development, market acceptance of our new products, our ability to manage the risks associated with new product production ramp-up issues, the timely development and availability of new merchant silicon chips from our suppliers, the effective management of purchase commitments and inventory in line with anticipated product demand, the availability of products in appropriate quantities and costs to meet anticipated demand, and the risk that new products may have quality or other defects or deficiencies in the early stages of introduction. For example, our new product releases will require strong execution from our third party merchant silicon chip suppliers to develop and release new merchant silicon chips that satisfy end-customer requirements, to meet expected release schedules and to provide sufficient quantities of these components. If we are unable to successfully manage our product introductions or transitions as a result of any of these or other factors, our business, financial condition, results of operations and prospects could be adversely affected.
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
The data center networking market has been historically dominated by Cisco Systems, with competition also coming from other large network equipment and system vendors, including Broadcom/Brocade, Dell/EMC, Hewlett Packard Enterprise and Juniper Networks. Most of our competitors have made acquisitions and/or have entered into or extended partnerships or other strategic relationships to offer more comprehensive product lines, including cloud networking solutions. For example, in the last few years alone, Broadcom acquired Brocade, Extreme Networks purchased certain data center networking assets from Broadcom/Brocade and Avaya, Dell acquired Force10 and EMC, IBM acquired Blade Network Technology, Hewlett Packard Enterprise acquired Aruba Networks, Juniper acquired Contrail, and Cisco acquired Insieme. We also face competition from other companies and new market entrants, including "white box" switch vendors as well as current technology partners and end customers who may develop network switches and cloud service solutions for internal use and/or to broaden their portfolio of products. Many of our existing and potential competitors enjoy substantial competitive advantages, such as:

•	greater name recognition and longer operating histories;

•	larger sales and marketing budgets and resources;

•	broader distribution and established relationships with channel partners and end customers;

•	greater access to larger end-customer bases;

•	greater end-customer support resources;

•	greater manufacturing resources;

•	the ability to leverage their sales efforts across a broader portfolio of products;

•	the ability to leverage purchasing power with vendor subcomponents;

•	the ability to bundle competitive offerings with other products and services;

•	the ability to develop their own silicon chips;

•	the ability to set more aggressive pricing policies including bundling of products that are competitive with ours with other products that we do not sell or with support service contracts;

•	lower labor and development costs;

•	greater resources to make acquisitions;

•	larger intellectual property portfolios; and

•	substantially greater financial, technical, research and development or other resources.
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
Most of our competitors have made acquisitions and/or have entered into or extended partnerships or other strategic relationships to offer more comprehensive product lines, including cloud networking solutions. For example, in the last few years alone, Broadcom acquired Brocade, Extreme Networks purchased certain data center networking assets from Broadcom/Brocade and Avaya, Dell acquired Force10 and EMC, IBM acquired Blade Network Technology, Hewlett Packard Enterprise acquired Aruba Networks, Juniper acquired Contrail, and Cisco acquired Insieme.
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
Cisco Systems, Inc. v. Arista Networks, Inc. (Case No. 4:14-cv-05343) (“’43 Case”)
On December 5, 2014, Cisco filed a complaint against us in the District Court for the Northern District of California alleging that we infringe U.S. Patent Nos. 6,377,577; 6,741,592; 7,023,853; 7,061,875; 7,162,537; 7,200,145; 7,224,668; 7,290,164; 7,340,597; 7,460,492; 8,051,211; and 8,356,296 (respectively, “the ’577 patent,” “the ’592 patent,” “the ’853 patent,” “the 875 patent,” “the ’537 patent,” “the ’145 patent,” “the ’668 patent,” “the ’164 patent,” “the ’597 patent,” “the ’492 patent,” “the ’211 patent,” and “the ’296 patent”). Cisco seeks, as relief for our alleged infringement in the ’43 Case, lost profits and/or reasonable royalty damages in an unspecified amount, including treble damages, attorney’s fees, and associated costs. Cisco also seeks injunctive relief in the ’43 Case. On February 10, 2015, the Court granted our unopposed motion to stay the ’43 Case until the proceedings before the USITC pertaining to the same patents (as discussed below) became final. Trial has not been scheduled in the ’43 Case.
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
On December 14, 2016, following a two-week trial, the jury found that we had proven our copyright defense of scenes a faire and that Cisco had failed to prove infringement of the ’526 patent, and on that basis, judgment was entered in our favor on all claims on December 19, 2016.
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
Cisco filed a notice of appeal on June 6, 2017, and the parties have submitted their appeal briefs to the U.S. Court of Appeals of the Federal Circuit. A hearing date has not yet been set.
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
On February 2, 2016, the ALJ issued his initial determination finding a violation of Section 337. More specifically, the ALJ found that a violation has occurred in the importation into the United States, the sale for importation, or the sale within the United States after importation, of certain network devices, related software, and components thereof that the ALJ found infringed asserted claims 1, 2, 8-11, and 17-19 of the ’537 patent; asserted claims 6, 7, 20, and 21 of the ’592 patent; and asserted claims 5, 7, 45, and 46 of the ’145 patent. The ALJ did not find a violation of Section 337 with respect to any asserted claims of the ’597 and ’164 patents. On June 23, 2016, the Commission issued its Final Determination, which found a violation with respect to the ’537, ’592, and ’145 patents, and found no violation with respect to the ’597 and ’164 patents. The Commission also issued a limited exclusion order and a cease and desist order pertaining to network devices, related software and components thereof that infringe one or more of claims 1, 2, 8-11, and 17-19 of the

’537 patent; claims 6, 7, 20, and 21 of the ’592 patent; and claims 5, 7, 45, and 46 of the ’145 patent. On August 22, 2016, the Presidential review period for the 944 Investigation expired. The USITC orders will be in effect until the expiration of the ’537, ’592, and ’145 patents.
Both we and Cisco filed petitions for review of the USITC’s Final Determination to the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”). The appeal was fully briefed and oral argument was held on June 6, 2017. On September 27, 2017, the Federal Circuit affirmed the USITC’s Final Determination.
On August 26, 2016, Cisco filed an enforcement complaint under Section 337 with the USITC. Cisco alleges that we are violating the cease and desist and limited exclusion orders issued in the 944 Investigation by engaging in the “marketing, distribution, offering for sale, selling, advertising, and/or aiding or abetting other entities in the sale and/or distribution of products that Cisco alleges continue to infringe claims 1-2, 8-11, and 17-19 of the ’537 patent,” despite the design changes we have made to those products. Cisco asks the USITC to (1) enforce the cease and desist order; (2) modify the Commission’s limited exclusion order and/or cease and desist order “in any manner that would assist in the prevention of the unfair practices that were originally the basis for issuing such Order or assist in the detection of violations of such Order”; (3) impose the maximum statutory civil penalties for violation of the cease and desist order “including monetary sanctions for each day’s violation of the cease and desist order of the greater of $100,000 or twice the domestic value of the articles entered or sold, whichever is higher”; (4) bring a civil action in U.S. district court “requesting collection of such civil penalties and the issuance of a mandatory injunction preventing further violation of Cease and Desist Order”; and (5) impose “such other remedies and sanctions as are appropriate and within the Commission’s authority.” On September 28, 2016, the Commission instituted the enforcement proceeding. The proceeding has been assigned to ALJ Shaw, who presided over the underlying investigation. The target date for the investigation was initially set for September 20, 2017. On June 20, 2017, the ALJ issued his initial determination finding that we did not violate the June 23, 2016 cease and desist order. The initial determination also recommended a civil penalty of $307 million if the Commission decided to overturn the finding of no violation. On July 3, 2017, the parties filed petitions for review of certain findings in the initial determination.
On August 4, 2017, the Commission issued an order remanding the investigation to the ALJ to make additional findings on certain issues and issue a remand initial determination. The Commission ordered the ALJ to set a schedule for completion of any necessary remand proceedings and a new target date for the enforcement action. On August 25, 2017 the ALJ issued an Initial Determination setting a June 4, 2018 deadline for the remand initial determination and September 4, 2018 as the new target date for the enforcement action. On September 18, 2017, the Commission determined not to review the Initial Determination setting the target date. The ALJ held a hearing on February 1, 2018.
Certain Network Devices, Related Software, and Components Thereof (Inv. No. 337-TA-945) (“945 Investigation”)
On December 19, 2014, Cisco filed a complaint against us in the USITC alleging that we violated Section 337. The USITC instituted Cisco’s complaint as Investigation No. 337-TA-945. Cisco alleged that certain of our switching products infringe the ’577, ’853, ’875, ’668, ’492, and ’211 patents. Cisco sought, among other things, a limited exclusion order barring entry into the United States of accused switch products (including our 7000 Series of switches) related software, and components therein and a cease and desist order against us restricting our activities with respect to our imported accused switch products and components and software therein.
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
On May 4, 2017, the Commission issued its Final Determination, which found a violation with respect to the ’577 and ’668 patents, and found no violation with respect to the ’211, ’853, ’875 and ’492 patents. The Commission also issued a limited exclusion order and a cease and desist order pertaining to network devices, related software and components thereof that infringe one or more of claims 1, 7, 9, 10, and 15 of the ’577 patent and 1, 2, 4, 5, 7, 8, 10, 13, 18, 56, and 64 of the ’668 patent. On July 4, 2017, the 60-day Presidential review period for the 945 Investigation expired. During the 60-day Presidential review period, the USITC Orders permitted Arista to continue importing and selling products covered by the orders so long as we paid a 5% bond. Because the United States Trade Representative did not disapprove the USITC’s final determination, the limited exclusion order and cease and desist order are now in full effect.
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
On August 25, 2017 we filed a motion with the Federal Circuit requesting that the Federal Circuit stay the remedial orders pending the completion of the appeal of the 945 Investigation. On September 22, 2017, the Federal Circuit issued an order denying our motion to stay, but ordered that our redesigned products be allowed to enter the country “unless and until Commission proceedings are initiated and completed to produce an enforceable determination that such a redesign is barred” by a Commission remedial order.
On September 27, 2017, Cisco filed a petition with the USITC requesting that the Commission institute a modification proceeding to determine whether our redesigned products infringe the patent claims underlying the remedial orders in the 945 Investigation. On October 27, 2017, the Commission instituted the modification proceeding. The proceeding has been assigned to ALJ McNamara, who presided over the underlying investigation. The Commission has set a deadline of five months for the ALJ to issue a recommended determination on what, if any, modifications to the remedial orders issued in the 945 Investigation are appropriate. This deadline may be extended by one month upon a showing of good cause. The recommended determination will be subject to review by the Commission after which the Commission will issue a final determination. The Commission has not set a target date for the final determination. The hearing was held on January 26, 2018.
Inter Partes Reviews
We have filed petitions for Inter Partes Review of the ’597, ’211, ’668, ’853, ’537, ’577, ’886, and ’526 patents. IPRs relating to the ’597 (IPR No. 2015-00978) and ’211 (IPR No. 2015-00975) patents were instituted in October 2015 and hearings on these IPRs were completed in July 2016. On September 28, 2016, the PTAB issued a final written decision finding claims 1, 14, 39-42, 71, 72, 84, and 85 of the ’597 patent unpatentable. The PTAB also found that claims 29, 63, 64, 73, and 86 of the ’597 patent had not been shown to be unpatentable. On October 5, 2016, the PTAB issued a final written decision finding claims 1 and 12 of the ’211 patent unpatentable. The PTAB also found that claims 2, 6-9, 13, 17-20 of the ’211 patent had not been shown to be unpatentable. Both parties have appealed the final written decisions on the ’211 and ’537 patent IPRs. The hearing for the ’211 IPR appeal is set for March 2018.
The IPR relating to the ’886 patent was instituted on May 25, 2016. Following that decision, Cisco agreed to dismiss its claims as to the ʼ886 patent with prejudice, and we dismissed our counterclaims as to the ʼ886 patent without prejudice.
IPRs relating to the ’668 (IPR No. 2016-00309), ’577 (IPR No. 2016-00303), ’853 (IPR No. 2016-0306), and ’537 (IPR No. 2016-0308) patents were instituted in June 2016 and hearings were held on March 7, 2017. On May 25, 2017, the PTAB issued final written decisions finding claims 1, 7-10, 12-16, 18-22, 25, and 28-31 of ’577 patent unpatentable, and that claim 2 of the ’577 patent, claim 63 of the ’853 patent, and claims 1, 10, 19, and 21 of the ’537 patent had not been shown to be unpatentable. On June 1, 2017, the PTAB issued a final written decision finding claims 1-10, 12-13, 15-28, 30-31, 33-36, 55-64, 66-67, and 69-72 of the ’668 patent unpatentable. We filed a Notice of Appeal concerning the ’577 patent on July 21, 2017, and Notices of Appeal concerning the ‘853 and ’537 patents on July 26, 2017. Cisco cross-appealed concerning the ’577 patent on July 26, 2017 and filed a Notice of Appeal concerning the ’668 patent on August 1, 2017. For the appeals of the IPRs on the ’668 and ’577 patents, the Federal Circuit granted our motion for an expedited briefing schedule, and the hearings were held on February 9, 2018. On February 14, 2018, the Federal Circuit affirmed the PTAB’s final written decision on the ’668 patent.
* * * * *
We intend to vigorously defend against each of the Cisco lawsuits, as summarized in the preceding paragraphs. However, we cannot be certain that any claims by Cisco will be resolved in our favor regardless of the merit of the claims. Any adverse litigation ruling could result in injunctive relief and USITC remedial orders, including the above described injunctive relief, could lead to significant penalties assessed or damages awarded against us or a requirement that we make substantial royalty payments to Cisco, and/or could require that we modify our products.
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
Similarly, on May 4, 2017, the USITC issued a limited exclusion order and cease and desist order in the 945 Investigation with respect to the ’668 and ’577 patents. We have made design changes to our products for sale in the United States to address the features that were found to infringe the ’577 and ’668 patents. We are making ongoing modifications to our products to also ensure that they continue to meet customer requirements, and we are working with our customers to qualify those modified products for use in our customers’ networks. In particular, the ’577 patent was directed to a feature that is implemented in the merchant silicon chips that we purchase from third-party suppliers. Because we do not design, build or manufacture these merchant silicon chips, we are limited in further modifications that we can make to our products for this patent. Our redesign efforts therefore consisted of removing the feature found to infringe the ’577 patent in all of our products until this patent expires on June 30, 2018, and providing an alternative feature to address the ‘577 patent for a subset of those products. The redesign and qualification efforts to address the 945 Investigation findings could be extremely costly and time consuming for us and our customers as well as disruptive to our other development activities and distracting to management. We may not be able to complete, and our customers may not be able to qualify these redesigned products in a timely fashion, if at all. For example, some of our customers continue to test and qualify our redesigned products which address the ’577 and ’668 patents to ensure that they meet their network requirements. This could result in a delay or cancellation of purchases by some customers until the redesigned products are qualified or accepted by such customers, a rejection or return of our redesigned products by some customers or a loss of sales to some customers who are unable to qualify or accept the redesigned products, any of which could materially and adversely affect our business, revenues, deferred revenue balances, prospects, reputation, results of operations or financial condition.
Because the USITC did not suspend its orders in the 945 Investigation, despite a PTAB finding that every relevant claim of the ’668 and ’577 patents is unpatentable, we were barred from importing our redesigned products into the United States until we received approval from CBP. On July 21, 2017, we submitted a Part 177 request to CBP seeking approval to import our redesigned products into the United States. Following the Federal Circuit’s order on September 22, 2017, allowing us to import our redesigned products, we withdrew our request. On October 12, 2017, CBP, over Cisco’s objection, terminated the Part 177 proceedings, and confirmed that it will permit entry of our redesigns pursuant to the Federal Circuit’s September 22, 2017 order.
In either the 944 enforcement action or the 945 modification proceeding, if the USITC determines that our redesigned products infringe any of the patents that are the subject of USITC remedial orders, those redesigned products will also be barred from import into the United States, or sale after importation. In addition, the USITC may impose the maximum statutory civil penalties for violation of the cease and desist order “including monetary sanctions for each day’s violation of the cease and desist order of the greater of $100,000 or twice the domestic value of the articles entered or sold, whichever is higher,” bring a civil action in U.S. district court “requesting collection of such civil penalties and the issuance of a mandatory injunction preventing further violation of Cease and Desist Order,” or impose “such other remedies and sanctions as are appropriate and within the Commission’s authority.” In the 944 enforcement action, the ALJ recommended a civil penalty of $307 million if the Commission were to reverse the ALJ’s finding of no violation. Any such finding by the USITC in either the 944 enforcement action or the 945 modification proceeding could materially and adversely affect our business, prospects, reputation, results of operations and financial condition.
An adverse finding in the 944 enforcement action or the 945 modification proceeding would take effect immediately upon USITC’s issuance of the final determination, without any Presidential review period. To address such a finding, we would have to further redesign our products to make them non-infringing, and until we made such changes we would not be able to import or ship our products to customers. Our further redesign efforts could be extremely costly and time consuming as well as disruptive to our other development activities and distracting to management. We may not be able to further redesign the products in a manner that does not continue to infringe the patents or that is acceptable to customers. We may not be able to complete, and our customers may not be able to qualify, such further redesigned products in a timely fashion, if at all, following the issuance of an adverse final determination, leading to a delay or cancellation of purchases by some customers until those redesigned products are qualified or accepted by such customers, a rejection or return of our redesigned products by some customers or a loss of sales to some customers who are unable to qualify or accept the redesigned products. Our redesign efforts could be extremely costly and time consuming as well as disruptive to our other development activities and distracting to management.

For example, in the 944 enforcement action, although the ALJ issued an initial determination finding that our redesigned products did not violate the June 23, 2016 cease and desist order, if the ALJ modifies the initial determination during the remand proceeding, or if the Commission finds a violation in its final determination on September 4, 2018, we will no longer be able to import or ship our products in the U.S. until we make further changes to address those findings, which could materially and adversely affect our business, revenues, prospects, reputation, results of operations or financial condition. We would also need to obtain USITC or CBP approval to resume importation of such redesigned products into the United States. In addition, the USITC would not provide a service and support exception for our previously redesigned products, and customers may be required to upgrade to new products to obtain service and support. If we are unable to obtain such approvals or provide such service and support exception, our business, prospects, reputation, results of operations or financial condition could be materially and adversely affected. In addition, if we are found to have violated the USITC’s orders while those orders remain in effect, we may be subject to the penalties described above.
In the 945 modification proceeding, while the USITC orders are based upon patent claims that the PTAB has found to be invalid, these orders will remain in effect unless and until the PTAB decisions are affirmed on appeal and the United States Patent and Trademark Office ("PTO") cancels the patents or the patents expire. If the Commission finds a violation in its final determination for the 945 modification proceeding, we will no longer be able to import or ship our products in the U.S. until we make further changes to address those findings and/or until the PTAB decisions are so affirmed and the PTO cancels the patents or the patents expire, which could materially and adversely affect our business, revenues, prospects, reputation, results of operations or financial condition. We would also need to obtain USITC or CBP approval to resume importation of any such redesigned products into the United States. In addition, the USITC would not provide a service and support exception for our previously redesigned products, and customers may be required to upgrade to new products to obtain service and support. If we are unable to obtain such approvals or provide such service and support exception, our business, revenues, prospects, reputation, results of operations or financial condition could be materially and adversely affected. In light of the Federal Circuit’s February 14, 2018 ruling affirming the PTAB’s invalidity findings on the ’668 patent, we plan to seek a stay of the ITC’s remedial orders as they relate to the ’668 patent. If our motion is denied, we would continue to be subject to the ITC’s remedial orders on the ’668 patent until all appeals have been fully resolved in our favor and the claims cancelled by the PTO. We may not prevail on this appeal in a timely manner, if at all. In addition, even if the PTAB decisions are ultimately affirmed on appeal, and the patent claims are canceled, if we are found to have violated the USITC’s orders while those orders remain in effect, we may be subject to the penalties described above.
To comply with the USITC’s remedial orders, we have also made certain changes to our manufacturing, importation and shipping workflows. These changes have included shifting manufacturing and integration of our products to be sold in the United States to U.S. facilities. Such changes may be extremely costly, time consuming, and we may not be able to implement such changes successfully. Any failure to successfully change our manufacturing and importation processes or shipping workflows in a manner that is compliant with the USITC’s limited exclusion orders and cease and desist orders may cause a disruption in our product shipments and materially and adversely affect our business, prospects, reputation, results of operations, and financial condition.
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

David Cheriton, one of our founders and a former member of our board of directors, who resigned from our board of directors on March 1, 2014 and has no continuing role with us, is a founder and, we believe, the largest stockholder and director of OptumSoft. The 2010 David R. Cheriton Irrevocable Trust dated July 28, 2010, a trust for the benefit of the minor children of Mr. Cheriton, is one of our largest stockholders.
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
Managing the supply of our products and product components is complex, and our inventory management systems and related supply-chain visibility tools may not enable us to forecast accurately and manage effectively the supply of our products and product components. Furthermore, ongoing Cisco litigation before the USITC and any adverse ruling that results from such litigation could cause disruption to our supply-chain or with our suppliers, which may impact our revenues, business and reputation. For example, in the 944 Investigation, the USITC has issued a limited exclusion order barring entry into the United States of our network devices (including our 7000 Series of switches), related software and components thereof that infringe one or more of the claims of the ʼ537, ʼ592, and ʼ145 patents specified above and a Cease and Desist Order restricting our activities with respect to such imported products. Similarly, in the 945 Investigation, the USITC has issued a limited exclusion order barring entry into the United States of our network devices (including our 7000 Series of switches), related software and components thereof that infringe one or more of the claims of the ʼ577 and ‘668 patents specified above and a Cease and Desist Order restricting our activities with respect to such imported products. Each of these remedial orders could prevent us from importing products or components into the U.S. or using inventory to satisfy U.S demand and/or may cause us to write-down such inventory, which could reduce our gross margins.
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
Our products rely on key components, including integrated circuit components and power supplies that our contract manufacturers purchase on our behalf from a limited number of suppliers, including certain sole source providers. Generally, we do not have guaranteed supply contracts with our component suppliers, and our suppliers could delay shipments, prioritize shipments to other vendors or cease manufacturing such products or selling them to us at any time. For example, in the past we have experienced shortages in inventory for dynamic random access memory integrated circuits and delayed releases of the next generation of chipset, which delayed our production and/or the release of our new products. The development of alternate sources for those components is time-consuming, difficult and costly.
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
We have expanded our contract manufacturing capabilities to include Sanmina as an additional contract manufacturer, which will increase our working capital requirements and the risks noted above apply to this new contract manufacturer.  No assurance can be given that this contract manufacturer will continue to successfully qualify and scale production of our products in the volumes or quality that we require. If a USITC limited exclusion order issued in connection with the Cisco litigation bars entry of our products into the United States and we are unable to obtain the necessary approvals to resume the importation of our redesigned products, we would become reliant upon U.S. manufacturing to continue to supply our products to our U.S. customers. Any failure to meet our scheduled product deliveries to our end customers could damage our customer relationships and cause the loss of sales to existing or potential end customers, late delivery penalties, delayed revenue or an increase in our costs which could adversely affect our gross margins.
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
The sales prices for our products and services may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of products and services, the introduction of new products and services by us or by our competitors including the adoption of “white box” solutions, promotional programs, product and related warranty costs or broader macroeconomic factors. In addition, we have provided, and may in the future provide, pricing discounts to large end customers, which may result in lower margins for the period in which such sales occur. Our gross margins may also fluctuate as a result of the timing of such sales to large end customers.
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
We employ a number of foreign nationals who are required to obtain visas and entry permits in order to legally work in the United States and other countries. The United States has recently increased the level of scrutiny in granting H-1(B), L-1 and other business visas, and the current administration has indicated that immigration reform is a priority. Our compliance with United States immigration and labor laws could require us to incur additional unexpected labor costs and expenses or could restrain our ability to retain skilled professionals.
Our future performance also depends on the continued services and continuing contributions of our senior management to execute our business plan and to identify and pursue new opportunities and product innovations. Our employment arrangements with our employees do not require that they continue to work for us for any specified period, and therefore, they could terminate their employment with us at any time. The loss of our key personnel, including Jayshree Ullal, our Chief Executive Officer, Andy Bechtolsheim, our Founder and Chief Development Officer, Kenneth Duda, our Founder, Chief Technology Officer and SVP Software Engineering, Anshul Sadana, our Chief Customer Officer or other members of our senior management team, sales and marketing team or engineering team, or any difficulty attracting or retaining other highly qualified personnel in the future, could significantly delay or prevent the achievement of our development and strategic objectives, which could adversely affect our business, financial condition, results of operations and prospects.
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
Additionally, the U.S. government has adopted broader sanctions and embargoes that generally forbid supplying many items to or involving certain countries, territories, governments, legal entities and individuals, including restrictions imposed by the U.S. and EU on exports to Russia and Ukraine. We have implemented systems to detect and prevent sales into these countries or to prohibit entities or individuals, but we are necessarily dependent in part on our third-party suppliers and distributors to implement these systems. We cannot assure you that these systems will always be effective, or that our suppliers and distributors effectively implement our systems to detect and prevent such sales without our prior knowledge, and we may incur additional unexpected costs or expenses to comply with applicable trade restrictions.
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
Additionally, our international sales and operations are subject to a number of risks, including the following:

•	greater difficulty in enforcing contracts and accounts receivable collection and longer collection periods;

•	increased expenses incurred in establishing and maintaining our international operations;

•	fluctuations in exchange rates between the U.S. dollar and foreign currencies where we do business;

•	greater difficulty and costs in recruiting local experienced personnel;

•	wage inflation in certain growing economies;

•	general economic and political conditions in these foreign markets;

•	economic uncertainty around the world as a result of sovereign debt issues;

•	communication and integration problems resulting from cultural and geographic dispersion;

•	limitations on our ability to access cash resources in our international operations;

•	ability to establish necessary business relationships and to comply with local business requirements;

•	risks associated with trade restrictions and foreign legal requirements, including the importation, certification and localization of our products required in foreign countries;

•	greater risk of unexpected changes in regulatory practices, tariffs and tax laws and treaties, including the Tax Act;

•	the uncertainty of protection for intellectual property rights in some countries;

•	greater risk of a failure of foreign employees to comply with both U.S. and foreign laws, including antitrust regulations, the FCPA and any trade regulations ensuring fair trade practices; and

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
In addition, the U.K.’s decision to initiate an exit process from the EU, known as Brexit, has caused uncertainty in the global markets. If implemented, Brexit will take some period of time to complete and could result in significant regulatory changes in both the U.K. and the EU that could impact our business. Because we conduct business in the EU, including the U.K., any of the effects of Brexit could have a material adverse effect on our business, operating results, financial condition and cash flows.
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
Our business depends on the overall demand for information technology, network connectivity and access to data and applications. Weak domestic or global economic conditions, fear or anticipation of such conditions or a reduction in information technology and network infrastructure spending even if economic conditions improve, could adversely affect our business, financial condition, results of operations and prospects in a number of ways, including longer sales cycles, lower prices for our products and services, higher default rates among our distributors, reduced unit sales and lower or no growth. For example, the global macroeconomic environment could be negatively affected by, among other things, instability in the global credit markets, the impact and uncertainty regarding global central bank monetary policy, the instability in the geopolitical environment as a result of the United Kingdom “Brexit” decision to withdraw from the European Union, economic challenges in China and ongoing U.S. and foreign governmental debt concerns. Such challenges have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets, particularly if any future sovereign debt defaults or significant bank failures or defaults occur. Market uncertainty and instability in Europe or Asia could intensify or spread further, particularly if ongoing stabilization efforts prove insufficient. Continuing or worsening economic instability could adversely affect spending for IT, network infrastructure, systems and tools. Continued turmoil in the geopolitical environment in many parts of the world may also affect the overall demand for our products. Although we do not believe that our business, financial condition, results of operations and prospects have been significantly adversely affected by economic and political uncertainty in Europe, Asia or other countries to date, deterioration of such conditions may harm our business, financial condition, results of operations and prospects in the future. A prolonged period of economic uncertainty or a downturn may also significantly affect financing markets, the availability of capital and the terms and conditions of financing arrangements, including the overall cost of financing as well as the financial health or creditworthiness of our end customers. Circumstances may arise in which we need, or desire, to raise additional capital, and such capital may not be available on commercially reasonable terms, or at all.
We may become involved in litigation that may materially adversely affect us.
From time to time, in addition to the litigation involving Cisco Systems, Inc. and Optumsoft, Inc. described elsewhere in these risk factors, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including patent, copyright, commercial, product liability, employment, class action, whistleblower and other litigation and claims, in addition to governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability and/or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations and prospects.
For more information regarding the litigation in which we are currently involved, see the “Legal Proceedings” subheading in in Note 5. Commitments and Contingencies of the Notes to Consolidated Financial Statements in Part II, Item 8, of this Annual Report on Form 10-K incorporated herein by reference.
Assertions by third parties of infringement or other violations by us of their intellectual property rights, or other lawsuits asserted against us, could result in significant costs and substantially harm our business, financial condition, results of operations and prospects.
Patent and other intellectual property disputes are common in the network infrastructure industry and have resulted in protracted and expensive litigation for many companies. Many companies in the network infrastructure industry, including our competitors and other third parties, as well as non-practicing entities, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims of patent infringement, misappropriation or other violations of intellectual property rights against us. From time to time, they have or may in the future also assert such claims against us, our end customers or channel partners whom we typically indemnify against claims that our products infringe, misappropriate or otherwise violate the intellectual property rights of third parties. For example, we are currently parties to certain litigation involving Cisco Systems, Inc. and OptumSoft, Inc. described elsewhere in these risk factors.
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
An adverse outcome of a dispute (including those lawsuits described under the “Legal Proceedings” subheading in Note 5. Commitments and Contingencies of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K) may require us to pay substantial damages or penalties including treble damages if we are found to have willfully infringed a third party’s patents; cease making, licensing, using or importing into the U.S. products or services that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to attempt to redesign our products or services or otherwise to develop non-infringing technology, which may not be successful; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or intellectual property rights; and indemnify our partners and other third parties. Any damages, penalties or royalty obligations we may become subject to as a result of an adverse outcome, and any third-party indemnity we may need to provide, could harm our business, financial condition, results of operations and prospects. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. Further, there is little or no information publicly available concerning market or fair values for license fees, which can lead to overpayment of license or settlement fees. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Suppliers subject to third-party intellectual property claims also may choose or be forced to discontinue or alter their arrangements with us, with little or no advance notice to us. Any of these events could seriously harm our business, financial condition, results of operations and prospects.
In the event that we are found to infringe any third party intellectual property, we could be enjoined, or subject to other remedial orders that would prohibit us, from making, licensing, using or importing into the U.S. such products or services. In order to resume such activities with respect to any affected products or services, we (or our component suppliers) would be required to develop technical redesigns to this third party intellectual property that no longer infringe the third party intellectual property. In any efforts to develop technical redesigns for these products or services, we (or our component suppliers) may be unable to do so in a manner that does not continue to infringe the third party intellectual property or that is acceptable to our customers. These redesign efforts could be extremely costly and time consuming as well as disruptive to our other development activities and distracting to management. Moreover, such redesigns could require us to obtain approvals from the court or administrative body to resume the activities with respect to these affected solutions. We may not be successful in our efforts to obtain such approvals in a timely manner, or at all. Any failure to effectively redesign our solutions or to obtain timely clearance from the court or administrative body may cause a disruption to our product shipments and materially and adversely affect our business, prospects, reputation, results of operations, and financial condition.
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
We expect our gross margins to vary over time and the gross margins we have achieved in recent years may not be sustainable and may be adversely affected in the future by numerous factors, including:

•	changes in end-customer, geographic or product mix, including mix of configurations within each product group;

•	increased price competition and changes in the actions of our competitors or their pricing strategies;

•	introduction of new products, including products with price-performance advantages and new business models including the sale and delivery of more software and subscription solutions;

•	increases in material or component costs including such increases caused by any restriction from sourcing components and manufacturing products internationally;

•	our ability to reduce production costs;

•	entry into new markets or growth in lower margin markets;

•	entry in markets with different pricing and cost structures;

•	pricing discounts;

•	increases in material costs in the event we are restricted from sourcing components and manufacturing products internationally.

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

•	lower than expected benefits from value engineering;

•	changes in distribution channels;

•	increased warranty costs; and

•	our ability to execute our strategy and operating plans.
We determine our operating expenses largely on the basis of anticipated revenues and a high percentage of our expenses are fixed in the short and medium term. As a result, a failure or delay in generating or recognizing revenue could cause significant variations in our operating results and operating margin from quarter to quarter. Failure to sustain or improve our gross margins reduces our profitability and may have a material adverse effect on our business and stock price.
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
Even after an end customer makes a purchase, there may be circumstances or terms relating to the purchase that delay our ability to recognize revenue from that purchase. For example, the sale of our products may be subject to acceptance testing. In connection with our efforts to redesign our products to address the USITC’s orders in the 945 investigation, some of our customers continue to qualify and test our redesigned products to ensure that they meet network requirements. In addition, the significance and timing of our product enhancements, and the introduction of new products by our competitors, may also affect end customers’ purchases. For all of these reasons, it is difficult to predict whether a sale will be completed, the particular period in which a sale will be completed or the period in which revenue from a sale will be recognized. If our sales cycles lengthen, our revenue could be lower than expected, which would have an adverse effect on our business, financial condition, results of operations and prospects.
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
Levels or types of insurance coverage purchased may not adequately cover claims or liabilities.
We maintain insurance to protect against certain types of claims associated with the use of our products, operations, property damage, casualty and other risks, but our insurance coverage may not adequately cover all claims or penalties. Depending on our assumptions regarding level of risk, availability, cost and other considerations, we purchase differing amounts of insurance from time to time and in various locations. Our insurance coverage is subject to deductibles, exclusions and policy limits that may require us to self-insure certain types of claims or claims in certain countries. If our level of insurance is inadequate or a loss isn’t covered by insurance, we could be required to pay unpredictable and substantial amounts that could have a substantial negative impact on our financial results or operations.
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

•	evolve or enhance our products and services;

•	continue to expand our sales and marketing and research and development organizations;

•	acquire complementary technologies, products or businesses;

•	expand operations in the U.S. or internationally;

•	hire, train and retain employees; or

•	respond to competitive pressures or unanticipated working capital requirements.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in Part II Item 7 of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, inventory valuation and contract manufacturer/supplier liabilities, income taxes and loss contingencies. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations may be adversely affected and may fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
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
Developing our products is expensive, and the investment in product development may involve a long payback cycle. For the years ended December 31, 2017, 2016 and 2015, our research and development expenses were $349.6 million, or approximately 21.2% of our revenue, $273.6 million, or approximately 24.2% of our revenue, and $209.4 million, or approximately 25.0% of our revenue, respectively. We expect to continue to invest heavily in software development in order to expand the capabilities of our cloud networking platform, introduce new products and features and build upon our technology leadership. We believe one of our greatest strengths lies in the speed of our product development efforts. By investing in research and development, we believe we will be well positioned to continue our rapid growth and take advantage of our large market opportunity. We expect that our results of operations will be impacted by the timing and size of these investments. These investments may take several years to generate positive returns, if ever.
Changes in our provision for income taxes or our effective tax rate, the enactment of new tax laws or changes in the application of existing tax laws of various jurisdictions or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.
Our provision for income taxes is subject to volatility and could be adversely affected by several factors, many of which are outside of our control, including earnings that are lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; our ability to generate and use tax attributes; changes in the valuation of our deferred tax assets and liabilities; expiration of or lapses in the federal research and development ("R&D”) tax credit laws; transfer pricing adjustments, including the effect of acquisitions on our inter-company R&D cost sharing arrangement and legal structure; tax effects of nondeductible compensation, including certain stock-based compensation; tax costs related to inter-company realignments; changes in accounting principles; adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries or customers; a change in our decision to indefinitely reinvest foreign earnings or changes in tax laws and regulations, including the Tax Cuts and Jobs Act (the "Tax Act") enacted on December 22, 2017 and the new U.S. changes to the taxation of earnings of our foreign subsidiaries.
Significant judgment is required to evaluate our tax positions and determine our provision for income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely affect our provision for income taxes or additional paid-in capital. In addition, tax laws are dynamic and subject to change as evidenced by the Tax Act. As new laws are passed and new interpretations of the law are issued or applied, our provision for income taxes may be affected. Recent changes to U.S. tax laws, including taxation of earnings outside of the U.S., the introduction of a base erosion anti-abuse tax and the disallowance of tax deductions for certain book expense, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our earnings, as well as cash and cash equivalent balances we currently maintain. Furthermore, due to shifting economic and political conditions, tax policies or rates in various jurisdictions may be subject to significant change.
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
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. For example, the European Union enacted the General Data Protection Regulation (“GDPR”), which will be enforced starting in May 2018. The GDPR requires substantial changes to the handling and storage of data and administrative fines for violations, which can be up four percent of the previous year’s annual revenue or €20 million, whichever is higher. From time to time, we may receive inquiries from such governmental agencies or we may make voluntary disclosures regarding our compliance with applicable governmental regulations or requirements relating to import/export controls, federal securities laws and tax laws and regulations which could lead to formal investigations. Noncompliance with applicable government regulations or requirements could subject us to sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition, results of operations and prospects could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, financial condition, results of operations and prospects.
We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate these controls.
Our products may be subject to various export controls and because we incorporate encryption technology into certain of our products, certain of our products may be exported from various countries only with the required export license or through an export license exception. If we were to fail to comply with the applicable export control laws, customs regulations, economic sanctions or other applicable laws, we could be subject to monetary damages or the imposition of restrictions which could be material to our business, operating results and prospects and could also harm our reputation. Further, there could be criminal penalties for knowing or willful violations, including incarceration for culpable employees and managers. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, certain export control and economic sanctions laws prohibit the shipment of certain products, technology, software and services to embargoed countries and sanctioned governments, entities, and persons. Even though we take precautions to ensure that we and our channel partners comply with all relevant regulations, any failure by us or our channel partners to comply with such regulations could have negative consequences, including reputational harm, government investigations and penalties.
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
As a public company, we are subject to requirements under the Dodd-Frank Act that require us to perform diligence, and disclose and report whether or not our products contain “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries and procedures regarding a manufacturer’s efforts to prevent the sourcing of such “conflict minerals.”
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
Risks Related to the Securities Markets and Ownership of Our Common Stock
The trading price of our common stock has been and may continue to be volatile, and the value of your investment could decline.
The trading price of our common stock has historically been and is likely to continue to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include the following:

•	actual or anticipated announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	forward-looking statements related to future revenue, gross margins and earnings per share;

•	price and volume fluctuations in the overall stock market from time to time;

•	litigation involving us, our industry, or both including events occurring in our litigation with Cisco Systems and Optumsoft;

•	manufacturing, supply or distribution shortages or constraints, or challenges with adding or changing our manufacturing process or supply chain;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in the IT security industry in particular;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	sales by our officers, directors or significant stockholders;

•	actual or anticipated changes or fluctuations in our results of operations;

•	adverse changes to our relationships with any of our channel partners;

•	whether our results of operations or our financial outlook for future fiscal periods meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of investors or securities analysts;

•	regulatory developments in the U.S., foreign countries or both;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales of large blocks of our common stock; or

•	departures of key personnel.
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
Based on approximately 73.7 million shares outstanding as of December 31, 2017, holders of approximately 24.7% of our common stock have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, we have registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. If holders, by exercising their registration rights, sell large numbers of shares, it could adversely affect the market price of our common stock.
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
Our directors, executive officers and each of our stockholders who own greater than 10% of our outstanding common stock together with their affiliates, in the aggregate, beneficially own approximately 23.8% of the outstanding shares of our common stock, based on shares outstanding as of December 31, 2017. As a result, these stockholders, if acting together, could exercise a significant level of influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
None.

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
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the NYSE under the symbol “ANET”. The following table sets forth for the periods indicated the high and low sales prices of our common stock as reported on the New York Stock Exchange.

	High	Low
Fiscal 2016 Quarters
First quarter	$79.22	$52.51
Second quarter	$75.40	$60.51
Third quarter	$86.35	$62.21
Fourth quarter	$98.90	$78.82
Fiscal 2017 Quarters
First quarter	$134.65	$87.33
Second quarter	$162.97	$128.66
Third quarter	$193.24	$141.78
Fourth quarter	$245.65	$177.92
Holders of Record
As of February 9, 2018, there were 73 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
The following graph compares the cumulative total return of our common stock with the total return for the NYSE Composite Index and the Standard & Poor’s 500 Index (the “S&P 500”) from June 6, 2014 (the date of our initial public offering) through December 31, 2017. The graph assumes that $100 was invested on June 6, 2014's closing price in our common stock, the NYSE Composite Index and the S&P 500, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
Arista Networks, Inc.
NYSE Composite Index
S&P 500
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
6/6/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017

Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12 of Part III of this report regarding information about securities authorized for issuance under our equity compensation plans.
Recent Sales of Unregistered Equity Securities
There were no sales of unregistered securities during fiscal 2017.
Issuer Repurchases of Equity Securities
Under our equity incentive plans, certain participants may exercise options prior to vesting, subject to a right of a repurchase by us. During the fourth quarter of 2017, there were no repurchases of unvested shares of our common stock made pursuant to our equity incentive plans as a result of us exercising our rights nor pursuant to any publicly announced plan or program.

Item 6. Selected Consolidated Financial Data
The selected consolidated statements of operations data for fiscal 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 are derived from our audited financial statements appearing in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. The selected consolidated statements of operations data for fiscal 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 are derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future. The following selected consolidated financial data below should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, and the accompanying notes appearing in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Selected Consolidated Statements of Operations Data:
Revenue	$1,646,186	$1,129,167	$837,591	$584,106	$361,224
Cost of revenue (1)	584,417	406,051	294,031	192,015	122,686
Total gross profit	1,061,769	723,116	543,560	392,091	238,538
Operating expenses (1):
Research and development	349,594	273,581	209,448	148,909	98,587
Sales and marketing	155,105	130,887	109,084	85,338	55,115
General and administrative	86,798	75,239	75,720	32,331	18,688
Total operating expenses	591,497	479,707	394,252	266,578	172,390
Income from operations	470,272	243,409	149,308	125,513	66,148
Other income (expense), net:
Interest expense	(2,780)	(3,136)	(3,152)	(6,280)	(7,119)
Other income (expense), net	7,268	1,952	(147)	2,275	(754)
Total other income (expense), net	4,488	(1,184)	(3,299)	(4,005)	(7,873)
Income before provision for income taxes	474,760	242,225	146,009	121,508	58,275
Provision for income taxes (2)	51,559	58,036	24,907	34,658	15,815
Net income	$423,201	$184,189	$121,102	$86,850	$42,460
Net income attributable to common stockholders:
Basic	$422,400	$182,965	$119,115	$68,889	$20,777
Diluted	$422,468	$183,039	$119,264	$70,524	$21,780
Net income per share attributable to common stockholders:
Basic	$5.85	$2.66	$1.81	$1.42	$0.76
Diluted	$5.35	$2.50	$1.67	$1.29	$0.72
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	72,258	68,771	65,964	48,427	27,320
Diluted	78,977	73,222	71,411	54,590	30,051
____________________
(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cost of revenue	$4,353	$3,620	$3,048	$1,535	$408
Research and development	42,184	31,892	25,515	14,986	5,464
Sales and marketing	17,953	15,666	11,454	7,643	2,985
General and administrative	10,937	7,854	5,286	3,455	1,302
Total stock-based compensation	$75,427	$59,032	$45,303	$27,619	$10,159
(2) Provision for income taxes for 2017 included an excess tax benefit of $110.0 million resulting from the adoption of ASU 2016-09 and a provisional amount of $51.8 million in connection with the Tax Cuts and Jobs Act enacted on December 22, 2017. See Note 8 of the Notes to the Consolidated Financial Statements under Item 8 of the Form 10-K for details.

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$1,535,555	$867,833	$687,326	$449,457	$113,664
Working capital	1,736,524	1,066,573	739,317	535,106	73,422
Total assets	2,460,860	1,729,007	1,159,890	811,023	364,520
Total indebtedness(1)	39,592	41,210	42,546	43,634	160,213
Total deferred revenue	515,262	372,935	196,808	106,468	58,904
Total stockholders’ equity	$1,661,914	$1,107,820	$788,152	$555,658	$77,732
___________________
(1) Total indebtedness as of December 31, 2017, 2016, 2015 and 2014 included our lease financing obligations. Total indebtedness as of December 31, 2013 included our subordinated convertible promissory notes payable to related parties, subordinated convertible promissory notes payable to third parties, accrued interest payable on the notes and our lease financing obligations.

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
We generate revenue primarily from sales of our switching products which incorporate our EOS software. We generate the majority of our services revenue from post contract support, or PCS, which end customers typically purchase in conjunction with our products. Our end customers span a range of industries and include large Internet companies, service providers, financial services organizations, government agencies, media and entertainment companies and others. As we have grown the functionality of our EOS software, expanded the range of our product portfolio and increased the size of our sales force, our revenue has continued to grow rapidly. We have also been profitable and operating cash flow positive for each year since 2010.
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
Furthermore, to comply with the limited exclusion order and cease and desist order in the 945 Investigation as described in Note 5 of the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K, entitled Commitments and Contingencies, we have made design changes to our products for sale in the United States to address the features that were found to infringe the patent claims underlying the remedial orders in the 945 Investigation. We have also worked closely with our customers on the qualification and testing of our redesigned products. The timing of the completion of these qualification activities for a few of our larger customers has extended beyond year end and this has impacted our business.  We continue to work with these customers to complete these procedures and improve the redesigns in order to meet customer requirements. We will need to complete any outstanding product modifications and qualification and acceptance processes for these customers and any inability to do so in a timely manner may result in an impact to our business, our revenue and our deferred revenue balances.
We also filed a motion with the U.S. Court of Appeals for the Federal Circuit (the "CAFC") requesting that they stay the orders of the United States International Trade Commission (“USITC”), pending completion of the appeals of the decisions of the United States Patent Trial and Appeal Board (“PTAB”), and sought an expedited schedule for those appeals. On September 22, 2017, the CAFC denied the motion to stay, but has allowed us to import its redesigned products into the United States without being blocked by the USITC’s orders, subject to any determinations by the USITC in subsequent proceedings regarding the redesigned products. On October 27, 2017, the USITC instituted a modification proceeding to determine whether our redesigned products infringe the patent claims underlying the remedial orders in the 945 Investigation. The USITC has set a deadline of five months for the ALJ to issue a recommended determination, which may be extended by one month upon a showing of good cause. The recommended determination will be subject to review by the Commission after which the Commission will issue a final determination. The Commission has not set a target date for the final determination. The hearing was held on January 26, 2018.

Results of Operations
The following table summarizes historical results of operations for the periods presented and as a percentage of revenue for those periods. We have derived the data for the years ended December 31, 2017, 2016 and 2015 from our consolidated financial statements included in Item 8 of this Form 10-K (in thousands, except for percentages of revenue).

	Year Ended December 31,
	2017	2016	2015
Consolidated Statements of Operations Data:
Revenue
Product	$1,432,810	$991,337	$744,877
Service	213,376	137,830	92,714
Total revenue	1,646,186	1,129,167	837,591
Cost of revenue(1)
Product	538,035	369,768	263,585
Service	46,382	36,283	30,446
Total cost of revenue	584,417	406,051	294,031
Gross profit	1,061,769	723,116	543,560
Operating expenses(1)
Research and development	349,594	273,581	209,448
Sales and marketing	155,105	130,887	109,084
General and administrative	86,798	75,239	75,720
Total operating expenses	591,497	479,707	394,252
Income from operations	470,272	243,409	149,308
Other income (expense), net
Interest expense	(2,780)	(3,136)	(3,152)
Other income (expense), net	7,268	1,952	(147)
Total other income (expense), net	4,488	(1,184)	(3,299)
Income before provision for income taxes	474,760	242,225	146,009
Provision for income taxes	51,559	58,036	24,907
Net income	$423,201	$184,189	$121,102
(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2017	2016	2015
Stock-Based Compensation Expense:
Cost of revenue	$4,353	$3,620	$3,048
Research and development	42,184	31,892	25,515
Sales and marketing	17,953	15,666	11,454
General and administrative	10,937	7,854	5,286
Total stock-based compensation	$75,427	$59,032	$45,303

	Year Ended December 31,
	2017	2016	2015
	(as a percentage of revenue)
Revenue
Product	87.0%	87.8%	88.9%
Service	13.0	12.2	11.1
Total revenue	100.0	100.0	100.0
Cost of revenue
Product	32.7	32.8	31.5
Service	2.8	3.2	3.6
Total cost of revenue	35.5	36.0	35.1
Gross margin	64.5	64.0	64.9
Operating expenses
Research and development	21.2	24.2	25.0
Sales and marketing	9.4	11.6	13.0
General and administrative	5.3	6.7	9.0
Total operating expenses	35.9	42.5	47.0
Income from operations	28.6	21.6	17.9
Interest expense	(0.2)	(0.3)	(0.4)
Other income (expense), net	0.4	0.2	—
Total other income (expense), net	0.2	(0.1)	(0.4)
Income before provision for income taxes	28.8	21.5	17.5
Provision for income taxes	3.1	5.1	3.0
Net income	25.7%	16.3%	14.5%

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Revenue, Cost of Revenue and Gross Profit (in thousands, except percentages)

	Year Ended December 31,
	2017		2016		Change in
	$	% of Revenue	$	% of Revenue	$	%
Revenue
Product	$1,432,810	87.0%	$991,337	87.8%	$441,473	44.5%
Service	213,376	13.0	137,830	12.2	75,546	54.8
Total revenue	1,646,186	100.0	1,129,167	100.0	517,019	45.8
Cost of revenue
Product	538,035	32.7	369,768	32.8	168,267	45.5
Service	46,382	2.8	36,283	3.2	10,099	27.8
Total cost of revenue	584,417	35.5	406,051	36.0	178,366	43.9
Gross profit	$1,061,769	64.5%	$723,116	64.0%	$338,653	46.8%
Gross margin	64.5%		64.0%

Revenue by Geography (in thousands, except percentages)

	Year Ended December 31,
	2017	% of Total	2016	% of Total
Americas	$1,192,289	72.4%	$874,740	77.5%
Europe, Middle East and Africa	299,547	18.2	168,789	14.9
Asia-Pacific	154,350	9.4	85,638	7.6
Total revenue	$1,646,186	100.0%	$1,129,167	100.0%

Revenue
We generate revenue primarily from sales of our products. We also derive a portion of our revenue from sales of PCS, which is typically purchased in conjunction with our products, and subsequent renewals of those contracts. We expect our revenue may vary from period to period based on, among other things, the timing and size of orders, the delivery and acceptance of products, and the impact of significant transactions with unique terms and conditions that may require deferral of revenue.
Product revenue increased $441.5 million, or 44.5%, in the year ended December 31, 2017 compared to 2016. The increase was primarily driven by increased product shipments to our existing customers as they continued to expand their businesses. In addition, our newer switch products have continued to gain market acceptance, which has contributed to our revenue growth. Service revenue increased $75.5 million, or 54.8%, in the year ended December 31, 2017 compared to 2016 as a result of continued growth in initial and renewal support contracts as our customer installed base continued to expand.
We continue to experience pricing pressure on our products and services due to competition, but demand for our products and growth in our installed base has more than offset this pricing pressure. Deferred product revenue at December 31, 2017 remained consistent with the balance at December 31, 2016. The deferred product revenue balance at December 31, 2016 primarily included customer arrangements with new product and new customer acceptance clauses, which expired during the current year, while the balance at December 31, 2017 primarily represents arrangements with a few of our larger customers related to the ongoing qualification activities of our 945 investigation-related product redesigns. As we enter 2018, we expect to continue to work with these customers to complete their qualification activities, which may impact our business.
Cost of Revenue and Gross Margin
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
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including sales to large end customers who generally receive lower pricing, manufacturing-related costs including costs associated with supply chain sourcing activities, merchant silicon costs, the mix of products sold, and excess/obsolete inventory write-downs, including charges for excess/obsolete component inventory held by our contract manufacturers. We expect our gross margins to fluctuate over time, depending on the factors described above and others.
Cost of revenue increased $178.4 million or 43.9% for the year ended December 31, 2017 compared to the same period in 2016. The increase in cost of revenue was primarily due to an increase in product shipment volumes and the corresponding increase in product revenue. Gross margin increased from 64.0% to 64.5% for the year ended December 31, 2017 compared to the same period in 2016. The increase in gross margin was primarily driven by improved service margins as we scaled our services business on a relatively fixed cost base and slightly better product margins due to end customer mix. This improvement was partially offset by an increase in excess and obsolete inventory-related charges as we transition to new products.
Operating Expenses (in thousands, except percentages)
Our operating expenses consist of research and development, sales and marketing and general and administrative expenses. The largest component of our operating expenses is personnel costs. Personnel costs consist of wages, benefits, bonuses and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation and travel expenses. We expect operating expenses to continue to increase in absolute dollars in the near term as we continue to invest in the growth of our business.

	Year Ended December 31,
	2017		2016		Change in
	$	% of Revenue	$	% of Revenue	$	%
Operating expenses:
Research and development	$349,594	21.2%	$273,581	24.2%	$76,013	27.8%
Sales and marketing	155,105	9.4	130,887	11.6	24,218	18.5
General and administrative	86,798	5.3	75,239	6.7	11,559	15.4
Total operating expenses	$591,497	35.9%	$479,707	42.5%	$111,790	23.3%
Research and development.
Research and development expenses consist primarily of personnel costs, prototype expenses, third-party engineering and contractor support costs, and an allocated portion of facility and IT costs including depreciation. Our research and development efforts are focused on maintaining and developing additional functionality for our existing products and on new product development, including new releases and upgrades to our EOS software and applications. We expect our research and development expenses to increase in absolute dollars as we continue to invest heavily in software development in order to expand the capabilities of our cloud networking platform, introduce new products and features and build upon our technology leadership.
Research and development expenses increased $76.0 million, or 27.8%, for the year ended December 31, 2017 compared to the same period in 2016. The increase was primarily due to a $36.9 million increase in personnel costs driven by headcount growth, resulting in additional compensation costs including stock-based compensation, and a $31.6 million increase in prototype and third-party engineering costs driven by additional outsourced development projects and costs associated with litigation-related changes in product design. In addition, facility and IT costs increase by $5.3 million due to the headcount growth.
Sales and marketing.
Sales and marketing expenses consist primarily of personnel costs, marketing and promotional activities, and an allocated portion of facility and IT costs including depreciation. We expect our sales and marketing expenses to increase in absolute dollars as we continue to expand our sales and marketing efforts worldwide.
Sales and marketing expenses increased $24.2 million, or 18.5% for the year ended December 31, 2017 compared to the same period in 2016. The increase included a $15.4 million increase in personnel costs, which was primarily due to increased headcount as well as higher sales volumes, driving increased compensation costs, including commissions and stock-based compensation. In addition, sales support costs increased by $8.1 million compared to 2016, reflecting increased professional services and field demonstration costs to support our sales infrastructure and expand our customer base.
General and administrative.
General and administrative expenses consist primarily of Cisco and Optumsoft litigation related expenses, personnel costs, professional services fees, and an allocated portion of facility and IT costs including depreciation. General and administrative personnel costs include those for our executive, finance, human resources and legal functions. Our professional services fees are primarily due to external legal, accounting, and tax services. We expect our general and administrative expenses to fluctuate in absolute dollars from period to period depending on the timing and progress of our litigation activities.
General and administrative expenses increased $11.6 million, or 15.4%, for the year ended December 31, 2017 compared to the same period in 2016. The increase was primarily due to a $4.5 million increase in the Cisco litigation related expenses, which included bond costs associated with the importation and sale of affected products and components during the presidential review period of the 945 Investigation. In addition, personnel costs increased by $3.9 million primarily due to increased stock-based compensation and higher salary related costs driven by increased headcount.
Other Income (Expense), Net (in thousands, except percentages)
Other income (expense) consists primarily of interest income from our cash equivalents and marketable securities, foreign currency transaction gains and losses, and interest expense on our lease financing obligation. We expect our interest income to grow in 2018 as we continue to grow our cash balance and invest our excess cash in marketable securities. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.

	Year Ended December 31,
	2017		2016		Change in
	$	% of Revenue	$	% of Revenue	$	%
Other income (expense), net:
Interest expense	$(2,780)	(0.2)%	$(3,136)	(0.3)%	$356	(11.4)%
Other income (expense), net	7,268	0.4	1,952	0.2	5,316	272.3
Total other income (expense), net	$4,488	0.2%	$(1,184)	(0.1)%	$5,672	(479.1)%
Other income (expense), net improved during the year ended December 31, 2017 compared to 2016 primarily due to an increase in interest income as we continued to generate cash and expand our marketable securities portfolio.
Provision for Income Taxes (in thousands, except percentages)
We operate in a number of tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax. Generally, our U.S. tax obligations are reduced by a credit for foreign income taxes paid on these earnings which avoids double taxation. Our tax expense to date consists of federal, state and foreign current and deferred income taxes.

	Year Ended December 31,
	2017		2016		Change in
	$	% of Revenue	$	% of Revenue	$	%
Provision for income taxes	$51,559	3.1%	$58,036	5.1%	$(6,477)	(11.2)
Effective tax rate	10.9%		24.0%
Our provision for income taxes was approximately $51.6 million and $58.0 million for the year ended December 31, 2017 and 2016, respectively, which resulted in a decrease in our effective tax rate from 24.0% in 2016 to 10.9% in 2017.  The reduction in our effective tax rate was primarily due to the recognition of $110.0 million of excess tax benefits on share-based awards in the provision for income taxes as a result of our adoption of ASU 2016-09 in 2017, combined with a favorable geographical mix of our earnings towards jurisdictions with lower tax rates than the U.S.  These positive drivers were partially offset by the inclusion of provisional tax amount totaling $51.8 million resulting from the recently enacted Tax Cuts and Jobs Act (the “Tax Act”).
     The Tax Act makes significant changes to the U.S. tax code, which include, but are not limited to, a U.S. federal corporate tax rate decrease from 35% to 21% effective January 1, 2018, and a shift to a modified territorial tax regime, which requires companies to pay a one-time transition tax on the mandatory deemed repatriation of the cumulative earnings of certain foreign subsidiaries as of December 31, 2017.  As of December 31, 2017, we had not yet completed our accounting for the tax effects of the Tax Act. As a result, we recorded a provisional tax amount of $18.8 million for the transition tax and a provisional tax amount of $33.0 million related to the re-measurement of certain deferred tax assets and liabilities, based on the tax rates at which they are expected to reverse in the future.
We will continue to refine our estimates related to the impact of the Tax Act during the one year measurement period allowed under Staff Accounting Bulletin 118 (“SAB 118”).  In addition, our future effective tax rate is anticipated to fluctuate as a result of excess tax benefits to be included in the income tax provision.
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
Research and development
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
General and administrative
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

Other Income (Expense), Net (in thousands, except percentages)

	Year Ended December 31,
	2016		2015		Change in
	$	% of Revenue	$	% of Revenue	$	%
Other income (expense), net:
Interest expense	$(3,136)	(0.3)%	$(3,152)	(0.4)%	$16	(0.5)%
Other income (expense), net	1,952	0.2	(147)	—	2,099	(1,427.9)
Total other income (expense), net	$(1,184)	(0.1)%	$(3,299)	(0.4)%	$2,115	(64.1)%
Other income (expense), net improved during the year ended December 31, 2016 compared to 2015 primarily due to a net increase in interest income as we expanded our marketable securities portfolio.
Provision for Income Taxes (in thousands, except percentages)

	Year Ended December 31,
	2016		2015		Change in
	$	% of Revenue	$	% of Revenue	$	%
Provision for income taxes	$58,036	5.1%	$24,907	3.0%	$33,129	133.0%
Effective tax rate	24.0%		17.1%
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
Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of December 31, 2017, our total balance of cash, cash equivalents and marketable securities was $1.5 billion, of which approximately $118.0 million was held outside the U.S. in our foreign subsidiaries.  The Tax Act included a one-time transition tax on unremitted foreign earnings, and accordingly, we recorded tax expense of $18.8 million in the fourth quarter of 2017 related to the transition tax on the one-time mandatory deemed repatriation of all our foreign earnings as of December 31, 2017. See Note 8 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for additional information on income taxes.
Our cash, cash equivalents and securities are held for working capital purposes. Our marketable securities investment portfolio is primarily invested in highly-rated securities with the primary objective of minimizing the potential risk of principal loss. We plan to continue to invest for long-term growth. We believe that our existing balances of cash, cash equivalents and marketable securities together with cash generated from operations will be sufficient to meet our working capital requirements and our growth strategies for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced product and service offerings, our costs associated with supply chain activities, including access to outsourced manufacturing, our costs related to investing in or acquiring complementary or strategic businesses and technologies, the continued market acceptance of our products, and costs incurred related to outstanding litigation claims. If we require or elect to seek additional capital through debt or equity financing in the future, we may not be able to raise capital on terms acceptable to us or at all. If we are required and unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.
Cash Flows

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cash provided by operating activities	$631,627	$174,295	$237,784
Cash provided by (used in) investing activities	(392,580)	(325,979)	184,170
Cash provided by financing activities	51,469	32,745	25,854
Effect of exchange rate changes	753	(464)	(513)
Net increase (decrease) in cash and cash equivalents	$291,269	$(119,403)	$447,295

Cash Flows from Operating Activities
Our primary source of cash provided by operating activities has been cash collections from our customers. We expect cash inflows from operating activities to be affected by increased sales and timing of collections. Our primary uses of cash from operating activities have been for personnel costs, inventory purchases from our contract manufacturers, investment in research and development, and litigation expenses.
During the year ended December 31, 2017, cash provided by operating activities was $631.6 million, primarily from net income of $423.2 million with non-cash adjustments to net income of $105.9 million, and a net increase of $102.5 million in cash from changes in our operating assets and liabilities. Our operating cash benefited $142.3 million from increased deferred revenue reflecting ongoing growth in service and support contracts, $43.5 million from increased accrued liabilities driven by increased inventory purchases and product development activities, and $19.9 million from increased income taxes payable. These favorable changes were partially offset by a growth in inventory of $69.7 million, supporting overall growth in the business and the expansion of our manufacturing and supply chain activities, by a decline in accounts payable of $30.1 million due to timing of vendor payments primarily related to inventory purchases, and by an increase in prepaid expenses and other assets of $11.6 million primarily due to increased prepaid taxes.
During the year ended December 31, 2016, cash provided by operating activities was $174.3 million, primarily from net income of $184.2 million with non-cash adjustments to net income of $58.6 million, partially offset by a net decrease in cash from changes in our operating assets and liabilities of $68.4 million. The decrease in cash from changes in operating assets and liabilities was primarily due to an increase in working capital requirements with accounts receivable up $108.9 million, inventories and inventory deposits up $207.5 million, and increased prepaid expenses and current assets (excluding inventory deposits) of $54.8 million which was primarily driven by an increase in deferred cost of inventory associated with increased product revenue deferrals referenced below. These increases reflect substantial growth in the business and the expansion of our manufacturing and supply chain activities at our new contract manufacturer. These working capital increases were partially offset by an increase in deferred revenue of $176.1 million reflecting ongoing growth in service and support contracts and a significant increase in product deferred revenue related to contract acceptance terms, as well as an increase in accounts payable and accrued liabilities of $69.3 million primarily due to timing of inventory purchases, and an increase in income taxes payable of $42.7 million.
During the year ended December 31, 2015, cash provided by operating activities was $237.8 million, primarily from net income of $121.1 million with non-cash adjustments to net income of $36.0 million, and a net increase in cash from changes in our operating assets and liabilities of $80.6 million. The net increase in cash from changes in operating assets and liabilities was primarily due to an increase in deferred revenue of $90.3 million, largely related to short and long-term services contracts and product revenue deferrals related to contracts with acceptance terms. In addition, we experienced an increase in cash of $32.0 million from income taxes payable and an increase in our accounts payable and accrued liabilities of $29.4 million due to the timing of payments. These operating liability increases were offset by an increase in our accounts receivable of $47.3 million and an increase in inventory of $14.1 million due to increased business volume and timing, and prepaid expenses and current assets increased $7.8 million in the period.
Cash Flows from Investing Activities
Our investing activities have consisted primarily of purchases of available for sale marketable securities, net of proceeds from maturities of marketable securities, and capital expenditures. We expect to continue investing in these activities to support the continued growth of our business.
During the year ended December 31, 2017, cash used in investing activities was $392.6 million, consisting of purchases of marketable securities of $585.4 million, purchases of property, equipment and other assets of $15.3 million, partially offset by proceeds of $206.3 million from maturities of marketable securities and proceeds of $3.0 million from repayment of notes receivable.
During the year ended December 31, 2016, cash used in investing activities was $326.0 million, consisting of purchases of marketable securities of $439.7 million, purchases of property, equipment and other assets of $21.4 million, and an additional investment in a privately held company of $2.5 million. These decreases were partially offset by proceeds from the maturity of available-for-sale securities of $137.9 million.
During the year ended December 31, 2015, cash provided by investing activities was $184.2 million, consisting of proceeds from the maturity of available-for-sale securities of $208.2 million, partially offset by purchases of property, equipment and other assets of $19.2 million and an increase in restricted cash of $4.0 million related to a security deposit required for a facility lease.
Cash Flows from Financing Activities
Our financing activities have consisted primarily of proceeds from the issuance of our common stock under employee equity incentive plans, offset by principal payments for lease financing obligations related to our headquarters facility.
During the year ended December 31, 2017, cash provided by financing activities was $51.5 million, consisting primarily of proceeds of $44.6 million from employee stock option exercises, partially offset by $4.0 million of minimum tax withheld for employees, and proceeds of $12.5 million from employee stock purchases under our ESPP, partially offset by payments of $1.6 million for lease financing obligations.

During the year ended December 31, 2016, cash provided by financing activities was $32.7 million, consisting primarily of proceeds from the exercise of stock options of $24.9 million and proceeds from the issuance of common stock from our ESPP of $10.3 million, partially offset by payments of $1.3 million for lease financing obligations.
During the year ended December 31, 2015, cash provided by financing activities was $25.9 million, consisting primarily of proceeds from the exercise of stock options of $17.8 million and the proceeds from the issuance of common stock from our ESPP of $9.4 million, partially offset by payments of $1.1 million for lease financing obligations.
Off-Balance Sheet Arrangements
As of December 31, 2017, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
Our contractual commitments will have an impact on our future liquidity. Our contractual obligations represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through cash generated from operations and from our existing balances of cash, cash equivalent and marketable securities.
The following summarizes our contractual obligations and commitments as of December 31, 2017 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Financing lease obligation (1)	$37,692	$6,113	$12,770	$13,545	$5,264
Operating lease obligations	51,004	9,127	16,686	15,318	9,873
Purchase commitments with contract manufacturers and suppliers	147,854	147,854	—	—	—
Other non-cancellable purchase obligations	47,250	47,250	—	—
Total	$283,800	$210,344	$29,456	$28,863	$15,137
_________________
(1) Includes interest and land lease.
The contractual obligation table above excludes tax liabilities of $37.9 million related to uncertain tax positions and the transition tax due under the Tax Act because we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.
Critical Accounting Policies and Estimates
We have prepared our consolidated financial statements in accordance with GAAP and include our accounts and the accounts of our wholly owned subsidiaries. The preparation of these consolidated financial statements requires our management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the applicable periods. We base our estimates, assumptions and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which, in turn, could change the results from those reported. We evaluate our estimates, assumptions and judgments on an ongoing basis. Actual results may differ from these estimates. The critical accounting estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements are the following:
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

PCS, which includes technical support, hardware repair and replacement parts beyond standard warranty, bug fixes, patches and unspecified upgrades on a when-and-if-available basis, is offered under renewable, fee-based contracts. We initially defer PCS revenue and recognize it ratably over the life of the PCS contract, with the related expenses recognized as incurred. PCS contracts usually have a term of one to three years. We include billed but unearned PCS revenue in deferred revenue.
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
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers,” which replaces primarily all existing revenue recognition guidance under GAAP and establishes common principles for recognizing revenue for all industries. Based on our assessment, we will adopt the new standard in our first quarter of 2018 using the modified retrospective method. We do not expect the impact from adopting the new revenue guidance to have a material impact on our results of operations or financial condition in the year of adoption. See Note 1 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for details.
Inventory Valuation and Contract Manufacturer/Supplier Liabilities
Inventories primarily consist of finished goods and strategic components, primarily integrated circuits. Inventories are stated at the lower of cost (computed using the first-in, first-out method) and net realizable value. Manufacturing overhead costs and inbound shipping costs are included in the cost of inventory.  We record a provision when inventory is determined to be in excess of anticipated demand, or obsolete, to adjust inventory to its estimated realizable value.

Our contract manufacturers procure components and assemble products on our behalf based on our forecasts. We record a liability and a corresponding charge for non-cancellable, non-returnable purchase commitments with our contract manufacturers or suppliers for quantities in excess of our demand forecasts or that are considered obsolete due to manufacturing and engineering change orders resulting from design changes.
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
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Substantially all of our revenue is denominated in U.S. dollars, and therefore, our revenue is not directly subject to foreign currency risk. However, we are indirectly exposed to foreign currency risk. A stronger U.S. dollar could make our products and services more expensive in foreign countries and therefore reduce demand. A weaker U.S. dollar could have the opposite effect. Such economic exposure to currency fluctuations is difficult to measure or predict because our sales are also influenced by many other factors.
Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the U.S. and to a lesser extent in Europe and Asia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. For the year ended December 31, 2017 and 2016, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our operating results. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements. While we have not engaged in the hedging of our foreign currency transactions to date, we may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar.
Interest Rate Sensitivity
As of December 31, 2017 and 2016, we had cash, cash equivalents and marketable securities totaling $1.5 billion and $867.8 million, respectively. Cash equivalents and marketable securities were invested primarily in money market funds, corporate bonds, U.S. agency mortgage-backed securities, U.S. treasury securities and commercial papers. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the U.S. A decline in interest rates would reduce our interest income. For the year ended December 31, 2017 and 2016, the effect of a hypothetical 100 basis point increase or decrease in overall interest rates would not have had a material impact on our interest income.
On the other hand, when interest rates rise, our marketable securities purchased at a lower yield would incur a mark-to-market unrealized loss. Under certain circumstances, if we are forced to sell our marketable securities prior to maturity, we may incur realized losses in such investments. However, because of the conservative and short-term nature of the investments in our portfolio, a change in interest rates is not expected to have a material impact on our consolidated financial statements.
Investments in Privately Held Companies
Our non-marketable equity investments in privately held companies are recorded in investments, non-current in our consolidated balance sheets and are accounted for using the cost method. As of December 31, 2017 and 2016, the total carrying amount of our investments in privately held companies was $36.1 million.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Arista Networks, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Arista Networks, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2008.
San Jose, California
February 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Arista Networks, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Arista Networks, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Arista Networks, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Arista Networks Inc. as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”) of the Company and our report dated February 16, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
San Jose, California
February 16, 2018

ARISTA NETWORKS, INC.
Consolidated Balance Sheets
(In thousands, except par value)

	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$859,192	$567,923
Marketable securities	676,363	299,910
Accounts receivable, net of rebates and allowances of $7,535 and $1,521, respectively	247,346	253,119
Inventories	306,198	236,490
Prepaid expenses and other current assets	177,330	168,684
Total current assets	2,266,429	1,526,126
Property and equipment, net	74,279	76,961
Investments	36,136	36,136
Deferred tax assets	65,125	70,960
Other assets	18,891	18,824
TOTAL ASSETS	$2,460,860	$1,729,007
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$52,200	$79,457
Accrued liabilities	133,827	90,951
Deferred revenue	327,706	273,350
Other current liabilities	16,172	15,795
Total current liabilities	529,905	459,553
Income taxes payable	34,067	14,498
Lease financing obligations, non-current	37,673	39,593
Deferred revenue, non-current	187,556	99,585
Other long-term liabilities	9,745	7,958
TOTAL LIABILITIES	798,946	621,187
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100,000 shares authorized and no shares issued and outstanding as of December 31, 2017 and 2016	—	—
Common stock, $0.0001 par value—1,000,000 shares authorized as of December 31, 2017 and 2016; 73,706 and 70,811 shares issued and outstanding as of December 31, 2017 and 2016	7	7
Additional paid-in capital	804,731	674,183
Retained earnings	859,114	435,105
Accumulated other comprehensive loss	(1,938)	(1,475)
TOTAL STOCKHOLDERS’ EQUITY	1,661,914	1,107,820
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,460,860	$1,729,007
The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Product	$1,432,810	$991,337	$744,877
Service	213,376	137,830	92,714
Total revenue	1,646,186	1,129,167	837,591
Cost of revenue:
Product	538,035	369,768	263,585
Service	46,382	36,283	30,446
Total cost of revenue	584,417	406,051	294,031
Gross profit	1,061,769	723,116	543,560
Operating expenses:
Research and development	349,594	273,581	209,448
Sales and marketing	155,105	130,887	109,084
General and administrative	86,798	75,239	75,720
Total operating expenses	591,497	479,707	394,252
Income from operations	470,272	243,409	149,308
Other income (expense), net:
Interest expense	(2,780)	(3,136)	(3,152)
Other income (expense), net	7,268	1,952	(147)
Total other income (expense), net	4,488	(1,184)	(3,299)
Income before provision for income taxes	474,760	242,225	146,009
Provision for income taxes	51,559	58,036	24,907
Net income	$423,201	$184,189	$121,102
Net income attributable to common stockholders:
Basic	$422,400	$182,965	$119,115
Diluted	$422,468	$183,039	$119,264
Net income per share attributable to common stockholders:
Basic	$5.85	$2.66	$1.81
Diluted	$5.35	$2.50	$1.67
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	72,258	68,771	65,964
Diluted	78,977	73,222	71,411

The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$423,201	$184,189	$121,102
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	672	(348)	(494)
Net change in unrealized gains (losses) on available-for-sale securities	(1,135)	(452)	153
Other comprehensive loss	(463)	(800)	(341)
Comprehensive income	$422,738	$183,389	$120,761

The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2014	65,528	$7	$426,171	$129,814	$(334)	$555,658
Net income	—	—	—	121,102	—	121,102
Other comprehensive loss, net of tax	—	—	—	—	(341)	(341)
Tax benefit for equity incentive plans	—	—	37,003	—	—	37,003
Stock-based compensation	—	—	45,303	—	—	45,303
Issuance of common stock in connection with employee equity incentive plans	2,577	—	27,201	—	—	27,201
Vesting of early exercised stock options and restricted stock	27	—	2,226	—	—	2,226
Balance — December 31, 2015	68,132	7	537,904	250,916	(675)	788,152
Net income	—	—	—	184,189	—	184,189
Other comprehensive loss, net of tax	—	—	—	—	(800)	(800)
Tax benefit for equity incentive plans	—	—	42,084	—	—	42,084
Stock-based compensation	—	—	59,032	—	—	59,032
Issuance of common stock in connection with employee equity incentive plans	2,694	—	35,181	—	—	35,181
Minimum tax withholding paid for net share settlement of equity awards	(15)	—	(1,100)	—	—	(1,100)
Vesting of early exercised stock options and restricted stock	—	—	1,082	—	—	1,082
Balance — December 31, 2016	70,811	7	674,183	435,105	(1,475)	1,107,820
Cumulative-effect adjustment to beginning balance (1)	—	—	1,471	808	—	2,279
Net income	—	—	—	423,201	—	423,201
Other comprehensive loss, net of tax	—	—	—	—	(463)	(463)
Stock-based compensation	—	—	75,427	—	—	75,427
Issuance of common stock in connection with employee equity incentive plans	2,918	—	57,111	—	—	57,111
Minimum tax withholding paid for net share settlement of equity awards	(23)	—	(4,025)	—	—	(4,025)
Vesting of early-exercised stock options	—	—	564	—	—	564
Balance — December 31, 2017	73,706	$7	$804,731	$859,114	$(1,938)	$1,661,914
_________________________________________
(1) During our first fiscal quarter of 2017, we adopted Accounting Standards Update 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." Refer to Note 1 - Recently Adopted Accounting Pronouncements for further details. This adoption resulted in a cumulative-effect adjustment to the beginning balance of Additional Paid-in Capital and Retained Earnings, respectively, for 2017.

The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$423,201	$184,189	$121,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,640	19,749	13,671
Stock-based compensation	75,427	59,032	45,303
Deferred income taxes	8,426	(21,720)	(24,409)
Amortization of investment premiums	1,452	1,493	1,471
Changes in operating assets and liabilities:
Accounts receivable, net	5,773	(108,856)	(47,281)
Inventories	(69,708)	(144,361)	(14,123)
Prepaid expenses and other current assets	(11,645)	(115,074)	(7,827)
Other assets	907	2,866	(3,087)
Accounts payable	(30,104)	38,678	9,037
Accrued liabilities	43,535	30,629	20,398
Deferred revenue	142,327	176,126	90,340
Income taxes payable	19,921	42,650	32,018
Other liabilities	1,475	8,894	1,171
Net cash provided by operating activities (1)	631,627	174,295	237,784
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	206,332	137,855	208,200
Purchases of marketable securities	(585,373)	(439,711)	—
Purchases of property and equipment	(15,279)	(21,419)	(19,989)
Proceeds from repayment of notes receivable	3,000	—	—
Investment in privately-held companies	—	(2,500)	—
Change in restricted cash	(1,260)	(204)	(4,041)
Net cash provided by (used in) investing activities	(392,580)	(325,979)	184,170
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of lease financing obligations	(1,617)	(1,336)	(1,086)
Proceeds from issuance of common stock under equity plans	57,111	35,181	27,201
Minimum tax withholding paid on behalf of employees for net share settlement	(4,025)	(1,100)	—
Proceeds from initial public offering, net of issuance cost	—	—	(261)
Net cash provided by financing activities (1)	51,469	32,745	25,854
Effect of exchange rate changes	753	(464)	(513)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	291,269	(119,403)	447,295
CASH AND CASH EQUIVALENTS—Beginning of year	567,923	687,326	240,031
CASH AND CASH EQUIVALENTS—End of year	$859,192	$567,923	$687,326

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$44,216	$39,638	$6,591
Cash paid for interest — lease financing obligation	$2,814	$2,916	$2,999
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment included in accounts payable and accrued liabilities	$3,811	$869	$3,957
Vesting of early exercised stock options and restricted stock awards	$564	$1,082	$2,226
___________________________________________________
(1) During our first fiscal quarter of 2017, we adopted Accounting Standards Update 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." Refer to Note 1- Recently Adopted Accounting Pronouncements for further details. This adoption resulted in an increase in net cash provided by operating activities and a corresponding decrease in net cash provided by financing activities of $42.9 million and $37.3 million for the years ended December 31, 2016 and 2015, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Notes to Consolidated Financial Statements
1.    Organization and Summary of Significant Accounting Policies
Organization
Arista Networks, Inc. (together with our subsidiaries, “we,” “our” or “us”) is a supplier of cloud networking solutions that use software innovations to address the needs of large-scale Internet companies, cloud service providers and next-generation enterprise. Our cloud networking solutions consist of our Extensible Operating System, a set of network applications and our 10/25/40/50/100 Gigabit Ethernet switching and routing platforms. We are incorporated in the state of Delaware. Our corporate headquarters are located in Santa Clara, California, and we have wholly-owned subsidiaries throughout the world, including North America, Europe, Asia and Australia.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Arista Networks, Inc. and its wholly owned subsidiaries and are prepared in accordance with U.S. generally accepted accounting principles (GAAP). All significant intercompany accounts and transactions have been eliminated.
Certain reclassifications of prior period amounts were made in the current year to conform to the current period presentation.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Those estimates and assumptions include, but are not limited to, revenue recognition and deferred revenue; allowance for doubtful accounts, sales rebates and return reserves; accounting for income taxes, including the valuation allowance on deferred tax assets and reserves for uncertain tax positions; valuation of inventory and contract manufacturer/supplier liabilities; recognition and measurement of contingent liabilities; determination of fair value for stock-based awards; and valuation of warranty accruals. We evaluate our estimates and assumptions based on historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from those estimates.
Concentrations of Business and Credit Risk
We work closely with third-party contract manufacturing suppliers to manufacture our products. As of December 31, 2017 and 2016, we had three suppliers, who provided substantially all of our electronic manufacturing services. Our contract manufacturing suppliers deliver our products to our third party direct fulfillment facilities.  We and our fulfillment partners then perform labeling, final configuration, quality assurance testing and shipment to our customers. Our products rely on key components, including certain integrated circuit components and power supplies, some of which our contract manufacturers purchase on our behalf from a limited number of suppliers, including certain sole source providers. We generally do not have guaranteed supply contracts with our component suppliers, and our suppliers could delay shipments or cease manufacturing such products or selling them to us at any time. If we are unable to obtain a sufficient quantity of these components on commercially reasonable terms or in a timely manner, or if we are unable to obtain alternative sources for these components, sales of our products could be delayed or halted entirely or we may be required to redesign our products. Quality or performance failures of our products or changes in our contractors’ or vendors’ financial or business condition could disrupt our ability to supply quality products to our customers. Any of these events could result in lost sales and damage to our end-customer relationships, which would adversely impact our business, financial condition and results of operations.
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, restricted cash, and accounts receivable. Our cash, cash equivalents, restricted cash and marketable securities are invested in high quality financial instruments with banks and financial institutions. Such deposits may be in excess of insured limits provided on such deposits.
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
We market and sell our products through both our direct sales force and our channel partners, including distributors, value-added resellers, system integrators and original equipment manufacturer (“OEM”) partners and in conjunction with various technology partners. Significant customers are those which represent more than 10% of our total net revenue during the period or net accounts receivable balance at each respective balance sheet date. As of December 31, 2017, we had two customers who represented 30% and 18% of total accounts receivable, respectively. As of December 31, 2016, we had one customer who represented 36% of total accounts receivable. For the year ended December 31, 2017, 2016 and 2015, there was one customer who represented 16%, 16% and 12% of our total revenue, respectively.
Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income (loss). Unrealized gains and losses on available-for-sale investments and foreign currency translation adjustments are included in our other comprehensive income or loss.
Cash and Cash Equivalents
We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with various financial institutions and highly liquid investments in money market funds. Interest is accrued as earned. As of December 31, 2017, we had restricted cash of $5.5 million that primarily included $4.0 million pledged as collateral representing a security deposit required for a facility lease and $1.1 million related to a letter of credit issued to a business partner. As of December 31, 2016, we had restricted cash of $4.2 million primarily for the security deposit for a facility lease. Our restricted cash is classified as other assets in our consolidated balance sheets.
Marketable Securities
We classify all highly liquid investments in debt and equity securities with maturities of greater than three months at the date of purchase as marketable securities. We have classified and accounted for our marketable securities as available-for-sale. We determine the appropriate classification of these investments at the time of purchase and reevaluate such designation at each balance sheet date. We may or may not hold securities with stated maturities greater than 12 months until maturity. After consideration of our risk versus reward objectives, as well as our liquidity requirements, we may sell these securities prior to their stated maturities. As we view these securities as available to support current operations, we classify securities with maturities beyond 12 months as current assets under the caption marketable securities in the accompanying consolidated balance sheets. We carry these securities at fair value, and report the unrealized gains and losses, net of taxes, as a component of stockholders’ equity, except for unrealized losses determined to be other-than-temporary, which we record as other income (expense), net. We determine any realized gains or losses on the sale of marketable securities on a specific identification method, and we record such gains and losses as a component of interest and other income, net.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts, and sales rebates and returns reserves. We estimate our allowance for doubtful accounts based upon the collectability of the receivables in light of historical trends, adverse situations that may affect our customers’ ability to pay and prevailing economic conditions. This evaluation is done in order to identify issues which may impact the collectability of receivables and related estimated required allowance. Revisions to the allowance are recorded as an adjustment to bad debt expense. After appropriate collection efforts are exhausted, specific accounts receivable deemed to be uncollectible are charged against the allowance in the period they are deemed uncollectible. Recoveries of accounts receivable previously written-off are recorded as credits to bad debt expense. We primarily estimate our sales rebates and returns reserves based on historical rates applied against current period gross revenues. Specific customer returns, rebates and allowances are considered when determining our estimates. Revisions to the reserves are recorded as adjustments to revenue.
Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We apply fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. These assets and liabilities include cash and cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued liabilities. Cash equivalents, accounts receivable, accounts payable and accrued liabilities are stated at carrying amounts as reported in the consolidated financial statements, which approximate fair value due to their short-term nature.

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
Transaction re-measurement - Assets and liabilities denominated in a currency other than a subsidiary’s functional currency are re-measured into the subsidiary's functional currency using exchange rates in effect at the end of the reporting period, with gains and losses recorded in other income (expense), net in the consolidated statements of income. We recognized $0.5 million, $0.7 million, and $0.5 million in transaction losses for the years ended December 31, 2017, 2016 and 2015, respectively.
Translation - Assets and liabilities of subsidiaries denominated in foreign functional currencies are translated into U.S. dollars at the closing exchange rate on the balance sheet date and equity related balances are translated at historical exchange rates. Revenues, costs and expenses in foreign functional currencies are translated using average exchange rates that approximate those in effect during the period. Translation adjustments are accumulated as a separate component of accumulated other comprehensive income within stockholders’ equity.
Inventory Valuation and Contract Manufacturer/Supplier Liabilities
Inventories primarily consist of finished goods and strategic components, primarily integrated circuits. Inventories are stated at the lower of cost (computed using the first-in, first-out method) and net realizable value. Manufacturing overhead costs and inbound shipping costs are included in the cost of inventory.  We record a provision when inventory is determined to be in excess of anticipated demand, or obsolete, to adjust inventory to its estimated realizable value. For the years ended December 31, 2017, 2016 and 2015, we recorded charges of $28.1 million, $12.1 million and $9.0 million, respectively, within cost of product revenue for inventory write-downs.
Our contract manufacturers procure components and assemble products on our behalf based on our forecasts. We record a liability and a corresponding charge for non-cancellable, non-returnable purchase commitments with our contract manufacturers or suppliers for quantities in excess of our demand forecasts or that are considered obsolete due to manufacturing and engineering change orders resulting from design changes. For the years ended December 31, 2017, 2016 and 2015, we recorded charges of $21.2 million, $6.2 million and $3.9 million, respectively, within cost of product revenue for such liabilities with our contract manufacturers and suppliers.
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
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally from three to five years. Our building is depreciated over 30 years and leasehold improvements are depreciated over the shorter of the estimated useful lives of the improvements or the remaining lease term. The leased building under our build-to-suit lease is capitalized and included in property and equipment as we were involved in the construction funding and did not meet the “sale-leaseback” criteria.
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

PCS, which includes technical support, hardware repair and replacement parts beyond standard warranty, bug fixes, patches and unspecified upgrades on a when-and-if-available basis, is offered under renewable, fee-based contracts. We initially defer PCS revenue and recognize it ratably over the life of the PCS contract, with the related expenses recognized as incurred. PCS contracts usually have a term of one to three years. We include billed but unearned PCS revenue in deferred revenue.
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
Segment Reporting
We develop, market and sell cloud networking solutions, which consist of our Gigabit Ethernet switches and related software. We have one business activity and there are no segment managers who are held accountable for operations or operating results below the Company level. Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, we have determined that we operate as one reportable segment.
Stock-Based Compensation
Compensation expense related to stock-based transactions, including stock options, restricted stock units ("RSUs"), restricted stock awards (“RSAs”), and stock purchase rights under our employee stock purchase program is measured and recognized in the financial statements based on the fair value of the equity granted on a straight-line basis over the requisite service periods of the awards, which typically ranges from two to five years. Prior to 2017, the stock-based compensation expense was recognized net of estimated forfeitures. Beginning the first quarter of fiscal 2017, upon the adoption of ASU 2016-09, Compensation-Stock

Compensation: Improvements to Employee Share-Based Payment Accounting, we elected to account for forfeitures as they occur and no longer include an estimate of future forfeitures in the expense recognition. See Recently Adopted Accounting Pronouncements below for details.
    Excess tax benefits generated from stock option exercises and other equity awards are recorded as a reduction to provision for income taxes in the consolidated statements of income. Prior to 2017, before we adopted ASU 2016-09, such excess tax benefits were recognized as additional paid-in capital in the consolidated balance sheets. See Recently Adopted Accounting Pronouncements below for details. Excess tax benefits resulting from stock awards were $110.0 million, $42.1 million and $37.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Recently Adopted Accounting Pronouncements
Improvements to Share-Based Payment Accounting
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

•
Earnings per share - Because excess tax benefits are no longer recognized in APIC, the assumed proceeds from applying the treasury stock method when calculating dilutive shares was amended to exclude the amount of excess tax benefits that would be recognized upon exercise or vesting of such awards. As a result, this reduces the assumed shares to be repurchased under the treasury stock method, thereby increasing the amount of dilutive shares used to compute earnings per share. We adopted the guidance related to the exclusion of excess tax benefits in calculating earnings per share on a prospective basis.

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

•
Cash flow presentation of excess tax benefits - Prior to the new standard, we were required to present excess tax benefits on share-based awards as a cash inflow from financing activities with a corresponding cash outflow from operating activities. The new standard required that these excess tax benefits be classified with other income tax cash flows as an operating activity. We elected to adopt the guidance related to the presentation of excess tax benefits in our consolidated statements of cash flows on a retrospective basis. This resulted in an increase in net cash provided by operating activities and a corresponding decrease in net cash provided by financing activities of $42.9 million and $37.3 million for the years ended December 31, 2016 and 2015, respectively.

Simplifying the Measurement of Inventory
In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory, which simplifies the measurement of inventory to be measured at the lower of cost and net realizable value. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We adopted this standard in our first quarter of fiscal 2017 on a prospective basis, and the adoption did not have a material impact on our consolidated financial statements.
Recent Accounting Pronouncements Not Yet Effective
Revenue Recognition
During May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). In 2016, the FASB issued ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12, which provide interpretive clarifications on the new guidance in Topic 606 (collectively, “the new standard”). The new standard replaces primarily all existing revenue recognition guidance under GAAP and establishes common principles for recognizing revenue for all industries. It also provides guidance on the accounting for costs to fulfill or obtain a customer contract. Under the new standard, the recognition of revenue is based on consideration expected to be entitled from the transfer of goods or services to a customer. The new standard is effective for interim and annual periods beginning after December 15, 2017 and permits the use of either the retrospective or cumulative effect transition method. The retrospective method requires a retrospective approach to each prior reporting period presented with the option to elect certain practical expedients as defined within the guidance. The cumulative approach requires a retrospective approach with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures as defined per the guidance.
We have finalized our assessment of the new standard, including completing our contract reviews and our evaluation of the costs of obtaining a contract. We will adopt the new standard in our first quarter of 2018 using the modified retrospective method. Based on our assessment, the impact of the new standard on the date of adoption is not material and is primarily related to the deferral of incremental commission costs of obtaining customer service contracts, which are currently expensed as incurred. Under the new standard, we will defer all such costs and amortize them over the expected period of benefit. The new standard also requires companies to account for termination clauses at the onset of an arrangement. While there is limited history of cancellations, our prepaid subscription offerings are generally cancellable by customers with 30 days’ notice. While these prepaid amounts are currently recorded to deferred revenue, the new standard requires that we record these amounts as other liabilities. In addition, the new standard may impact the amount and timing of revenue recognition of certain sales arrangements and the related disclosures on our consolidated financial statements. However, we do not expect the impact from any of these changes to have a material impact on our results of operations or financial condition in the year of adoption.

Financial Instruments
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Recognition and Measurement of Financial Assets and Financial Liabilities, which enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The standard is effective for us for our first quarter of fiscal 2018 and we will adopt it utilizing the modified retrospective transition method. Based on the composition of our investment portfolio, we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
Leases
In February 2016, the FASB issued ASU No, 2016-02, Leases, which addresses the classification and recognition of lease assets and liabilities formerly classified as operating leases under GAAP. The guidance will address certain aspects of recognition and measurement, and quantitative and qualitative aspects of presentation and disclosure. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The guidance may be early adopted. We plan to adopt this guidance at the beginning of 2019. The guidance will be applied to the earliest period presented using a modified retrospective approach. The guidance includes practical expedients that relate to identification, classification, and initial direct costs associated with leases commencing prior to the effective date, and the ability to apply hindsight in evaluating lease options related to extensions, terminations or asset purchases. A practical expedient also exists to treat leases entered into prior effective date under existing GAAP unless the lease has been modified. We are currently assessing the impact this guidance may have on our consolidated financial statements as well as the transition method that we will use to adopt the guidance.
Credit Losses of Financial Instruments
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
Classification of Cash Flow Elements
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
Income Taxes on Intra-Entity Transfers of Assets
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which addresses recognition of current and deferred income taxes for intra-entity asset transfers when assets are sold to an outside party. Current GAAP prohibits the recognition of current and deferred income taxes until the asset has been sold to an outside party. This prohibition on recognition is considered an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. The new guidance requires an entity to recognize the income tax consequences when the transfer occurs eliminating the exception. The guidance will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The standard is effective for us for our first quarter of fiscal 2018. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
Restricted Cash in Statement of Cash Flows
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force, which requires that amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard should be applied using a retrospective transition method to each period presented. This standard is effective for us for our first quarter of fiscal 2018. We do not anticipate this standard will have a material impact on our consolidated financial statements.
Scope of Modification Accounting in Stock Compensation
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting which addresses providing clarity to reduce diversity in practice, cost and complexity in the application of modification accounting when there is a change in terms or conditions of a share-based payment award. The guidance will be applied on a prospective basis to awards modified on or after the adoption date. This standard is effective for us for our first quarter of fiscal 2018. We do not anticipate this standard will have a material impact on our consolidated financial statements.
2.    Fair Value Measurements
We measure and report our cash equivalents, restricted cash, and available-for-sale marketable securities at fair value. The following table set forth the fair value of our financial assets by level within the fair value hierarchy (in thousands):

	December 31, 2017
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$701,145	$—	$—	$701,145
Money market funds - restricted	5,505	—	—	5,505
Commercial Paper	—	11,924	—	11,924
U.S. government notes	136,647	—	—	136,647
Corporate bonds	—	312,484	—	312,484
Agency securities	—	228,036	—	228,036
Total financial assets	$843,297	$552,444	$—	$1,395,741

	December 31, 2016
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$305,182	$—	$—	$305,182
Money market funds - restricted	4,245	—	—	4,245
Commercial Paper	—	5,962	—	5,962
U.S. government notes	110,756	—	—	110,756
Corporate bonds	—	183,192	—	183,192
Total financial assets	$420,183	$189,154	$—	$609,337

3.    Balance Sheet Components
Marketable Securities
The following table summarizes the unrealized gains and losses and fair value of our available-for-sale marketable securities (in thousands):

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$11,924	$—	$—	$11,924
U.S. government notes	137,025	—	(378)	136,647
Corporate bonds	313,080	20	(616)	312,484
Agency securities	215,923	2	(617)	215,308
Total marketable securities	$677,952	$22	$(1,611)	$676,363

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$5,962	$—	$—	$5,962
U.S. government notes	110,945	5	(194)	110,756
Corporate bonds	183,455	109	(372)	183,192
Total marketable securities	$300,362	$114	$(566)	$299,910
We did not realize any other-than-temporary losses on our marketable securities for the year ended December 31, 2017 and 2016. We invest in marketable securities that have maximum maturities of up to two years and are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these marketable securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those marketable securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are due primarily to changes in credit spreads and interest rates. We expect to realize the full value of these investments upon maturity or sale and therefore, we do not consider any of our marketable securities to be other-than-temporarily impaired as of December 31, 2017.
As of December 31, 2017, the contractual maturities of our investments did not exceed 24 months. The fair values of available-for-sale investments, by remaining contractual maturity, are as follows (in thousands):

December 31, 2017
Due in 1 year or less	$386,506
Due in 1 year through 2 years	289,857
Total marketable securities	$676,363
The weighted average remaining duration of our current marketable securities is approximately 0.9 years as of December 31, 2017. As we view these securities as available to support current operations, we classify securities with maturities beyond 12 months as current assets under the caption marketable securities in the consolidated balance sheets.
Accounts Receivable, net
Accounts receivable, net consists of the following (in thousands):

	December 31,
	2017	2016
Accounts receivable	$254,881	$254,640
Allowance for doubtful accounts	(112)	(204)
Product sales rebate and returns reserve	(7,423)	(1,317)
Accounts receivable, net	$247,346	$253,119
Allowance for Doubtful Accounts
Activity in the allowance for doubtful accounts consists of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance at the beginning of year	$204	$963	$1,063
Additions (deductions) charged (credited) to expense	17	(292)	335
Deductions/write-offs	(109)	(467)	(435)
Balance at the end of year	$112	$204	$963
Product Sales Rebate and Returns Reserve
Activity in the product sales rebate and returns reserve consists of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance at the beginning of year	$1,317	$566	$2,031
Additions charged against revenue	17,371	5,122	818
Consumption	(11,265)	(4,371)	(2,283)
Balance at the end of year	$7,423	$1,317	$566
The increase in activity in 2017 primarily relates to channel rebates that we began to offer in the current year.

Inventories
Inventories consist of the following (in thousands):

	December 31,
	2017	2016
Raw materials	$69,673	$99,190
Finished goods	236,525	137,300
Total inventories	$306,198	$236,490
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in thousands):

	December 31,
	2017	2016
Inventory deposit	$34,141	$60,315
Prepaid income taxes	38,134	17,383
Other current assets	96,215	79,140
Other prepaid expenses and deposits	8,840	11,846
Total prepaid expenses and other current assets	$177,330	$168,684
Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2017	2016
Equipment and machinery	$47,711	$40,721
Computer hardware and software	22,124	17,420
Furniture and fixtures	3,020	2,879
Leasehold improvements	30,548	29,498
Building	35,154	35,154
Construction-in-process	4,742	421
Property and equipment, gross	143,299	126,093
Less: accumulated depreciation	(69,020)	(49,132)
Property and equipment, net	$74,279	$76,961
Depreciation expense was $20.2 million, $19.4 million and $13.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Accrued payroll related costs	$56,626	$52,854
Accrued manufacturing costs	35,703	14,824
Accrued product development costs	21,201	7,103
Accrued warranty costs	7,415	6,744
Accrued professional fees	7,086	6,829
Accrued taxes	794	1,098
Other	5,002	1,499
Total accrued liabilities	$133,827	$90,951

Warranty Accrual
The following table summarizes the activity related to our accrued liability for estimated future warranty costs (in thousands):

	Year Ended December 31,
	2017	2016
Warranty accrual, beginning of year	$6,744	$4,718
Liabilities accrued for warranties issued during the year	5,542	5,421
Warranty costs incurred during the year	(4,871)	(3,395)
Warranty accrual, end of year	$7,415	$6,744
There were no significant specific product warranty reserves recorded for the years ended December 31, 2017 or 2016.
4.    Investments
Investments in Privately Held Companies
As of December 31, 2017 and 2016, we held non-marketable equity investments of approximately $36.1 million and $36.1 million, respectively, in privately held companies which are accounted for under the cost method. To date, we have not recognized any impairment losses on our investments.
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
As of December 31, 2017, the aggregate future minimum payments under non-cancelable operating leases consist of the following (in thousands):

Years Ending December 31,
2018	$9,127
2019	8,336
2020	8,350
2021	7,741
2022	7,577
Thereafter	9,873
Total minimum future lease payments	$51,004
Rent expense for all operating leases amounted to $9.4 million, $8.1 million and $5.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
As of December 31, 2017 and 2016, we have recorded assets of $53.4 million, representing the total costs of the building and improvements incurred, including the costs paid by the lessor (the legal owner of the building) and additional improvement costs paid by us, and a corresponding financing obligation of $39.6 million and $41.2 million, respectively. As of December 31, 2017, $1.9 million and $37.7 million were recorded as short-term and long-term financing obligations, respectively.
Land lease expense under our lease financing obligation amounted to $1.3 million for each of the years ended December 31, 2017, 2016 and 2015 respectively.
As of December 31, 2017, the future minimum payments due under the lease financing obligation were as follows (in thousands):

Years Ending December 31,
2018	$6,113
2019	6,293
2020	6,477
2021	6,674
2022	6,871
Thereafter	5,264
Total payments	37,692
Less: interest and land lease expense	(21,730)
Total payments under facility financing obligations	15,962
Property reverting to landlord	23,630
Present value of obligation	39,592
Less: current portion	(1,919)
Lease financing obligations, non-current	$37,673
Purchase Commitments
We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf based on our forecasts in order to reduce manufacturing lead times and ensure adequate component supply. We issue purchase orders to our contract manufacturers for finished product and a significant portion of these orders consist of firm non-cancellable commitments. In addition, we purchase strategic component inventory from certain suppliers under purchase commitments that in some cases are non-cancellable, including integrated circuits, which are consigned to our contract manufacturers. As of December 31, 2017, we had non-cancellable purchase commitments of $195.1 million, of which $147.9 million was to our contract manufacturers and suppliers. In addition, we have provided deposits to secure our obligations to purchase inventory. We had $36.9 million and $63.1 million in deposits as of December 31, 2017 and 2016, respectively. These deposits are classified in 'Prepaid expenses and other current assets' and 'Other assets' in our accompanying consolidated balance sheets.
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

In its lawsuit, OptumSoft has asked the Court to order us to (i) give OptumSoft access to our software for evaluation by OptumSoft; (ii) cease all conduct constituting the alleged confidentiality and use restriction breaches; (iii) secure the return or deletion of OptumSoft’s alleged intellectual property provided to third parties, including our customers; (iv) assign ownership to OptumSoft of OptumSoft’s alleged intellectual property currently owned by us; and (v) pay OptumSoft’s alleged damages, attorney’s fees, and costs of the lawsuit. David Cheriton, one of our founders and a former member of our board of directors, who resigned from our board of directors on March 1, 2014 and has no continuing role with us, is a founder and, we believe, the largest stockholder and director of OptumSoft. The 2010 David R. Cheriton Irrevocable Trust dated July 28, 2010, a trust for the benefit of the minor children of Mr. Cheriton, is one of our largest stockholders.
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
On December 14, 2016, following a two-week trial, the jury found that we had proven our copyright defense of scenes a faire and that Cisco had failed to prove infringement of the ’526 patent, and on that basis, judgment was entered in our favor on all claims on December 19, 2016.
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
Cisco filed a notice of appeal on June 6, 2017, and the parties have submitted their appeal briefs to the U.S. Court of Appeals of the Federal Circuit. A hearing date has not yet been set.
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
On August 26, 2016, Cisco filed an enforcement complaint under Section 337 with the USITC. Cisco alleges that we are violating the cease and desist and limited exclusion orders issued in the 944 Investigation by engaging in the “marketing, distribution, offering for sale, selling, advertising, and/or aiding or abetting other entities in the sale and/or distribution of products that Cisco alleges continue to infringe claims 1-2, 8-11, and 17-19 of the ’537 patent,” despite the design changes we have made to those products. Cisco asks the USITC to (1) enforce the cease and desist order; (2) modify the Commission’s limited exclusion order and/or cease and desist order “in any manner that would assist in the prevention of the unfair practices that were originally the basis for issuing such Order or assist in the detection of violations of such Order”; (3) impose the maximum statutory civil penalties for violation of the cease and desist order “including monetary sanctions for each day’s violation of the cease and desist order of the greater of $100,000 or twice the domestic value of the articles entered or sold, whichever is higher”; (4) bring a civil action in U.S. district court “requesting collection of such civil penalties and the issuance of a mandatory injunction preventing further violation of Cease and Desist Order”; and (5) impose “such other remedies and sanctions as are appropriate and within the Commission’s authority.” On September 28, 2016, the Commission instituted the enforcement proceeding. The proceeding has been assigned to ALJ Shaw, who presided over the underlying investigation. The target date for the investigation was initially set for September 20, 2017. On June 20, 2017, the ALJ issued his initial determination finding that we did not violate the June 23, 2016 cease and desist order. The initial determination also recommended a civil penalty of $307 million if the Commission decided to overturn the finding of no violation. On July 3, 2017, the parties filed petitions for review of certain findings in the initial determination.
On August 4, 2017, the Commission issued an order remanding the investigation to the ALJ to make additional findings on certain issues and issue a remand initial determination. The Commission ordered the ALJ to set a schedule for completion of any necessary remand proceedings and a new target date for the enforcement action. On August 25, 2017 the ALJ issued an Initial Determination setting a June 4, 2018 deadline for the remand initial determination and September 4, 2018 as the new target date for the enforcement action. On September 18, 2017, the Commission determined not to review the Initial Determination setting the target date. The ALJ held a hearing on February 1, 2018.
Certain Network Devices, Related Software, and Components Thereof (Inv. No. 337-TA-945) (“945 Investigation”)
On December 19, 2014, Cisco filed a complaint against us in the USITC alleging that we violated Section 337. The USITC instituted Cisco’s complaint as Investigation No. 337-TA-945. Cisco alleged that certain of our switching products infringe the ’577, ’853, ’875, ’668, ’492, and ’211 patents. Cisco sought, among other things, a limited exclusion order barring entry into the United States of accused switch products (including our 7000 Series of switches) related software, and components therein and a cease and desist order against us restricting our activities with respect to our imported accused switch products and components and software therein.
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
On May 4, 2017, the Commission issued its Final Determination, which found a violation with respect to the ’577 and ’668 patents, and found no violation with respect to the ’211, ’853, ’875 and ’492 patents. The Commission also issued a limited exclusion order and a cease and desist order pertaining to network devices, related software and components thereof that infringe one or more of claims 1, 7, 9, 10, and 15 of the ’577 patent and 1, 2, 4, 5, 7, 8, 10, 13, 18, 56, and 64 of the ’668 patent. On July 4, 2017, the 60-day Presidential review period for the 945 Investigation expired. During the 60-day Presidential review period, the USITC Orders permitted Arista to continue importing and selling products covered by the orders so long as we paid a 5% bond. Because the United States Trade Representative did not disapprove the USITC’s final determination, the limited exclusion order and cease and desist order are now in full effect.
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
On August 25, 2017 we filed a motion with the Federal Circuit requesting that the Federal Circuit stay the remedial orders pending the completion of the appeal of the 945 Investigation. On September 22, 2017, the Federal Circuit issued an order denying our motion to stay, but ordered that our redesigned products be allowed to enter the country “unless and until

Commission proceedings are initiated and completed to produce an enforceable determination that such a redesign is barred” by a Commission remedial order.
On September 27, 2017, Cisco filed a petition with the USITC requesting that the Commission institute a modification proceeding to determine whether our redesigned products infringe the patent claims underlying the remedial orders in the 945 Investigation. On October 27, 2017, the Commission instituted the modification proceeding. The proceeding has been assigned to ALJ McNamara, who presided over the underlying investigation. The Commission has set a deadline of five months for the ALJ to issue a recommended determination on what, if any, modifications to the remedial orders issued in the 945 Investigation are appropriate. This deadline may be extended by one month upon a showing of good cause. The recommended determination will be subject to review by the Commission after which the Commission will issue a final determination. The Commission has not set a target date for the final determination. The hearing was held on January 26, 2018.
Inter Partes Reviews
We have filed petitions for Inter Partes Review of the ’597, ’211, ’668, ’853, ’537, ’577, ’886, and ’526 patents. IPRs relating to the ’597 (IPR No. 2015-00978) and ’211 (IPR No. 2015-00975) patents were instituted in October 2015 and hearings on these IPRs were completed in July 2016. On September 28, 2016, the PTAB issued a final written decision finding claims 1, 14, 39-42, 71, 72, 84, and 85 of the ’597 patent unpatentable. The PTAB also found that claims 29, 63, 64, 73, and 86 of the ’597 patent had not been shown to be unpatentable. On October 5, 2016, the PTAB issued a final written decision finding claims 1 and 12 of the ’211 patent unpatentable. The PTAB also found that claims 2, 6-9, 13, 17-20 of the ’211 patent had not been shown to be unpatentable. Both parties have appealed the final written decisions on the ’211 and ’537 patent IPRs. The hearing for the ’211 IPR appeal is set for March 2018.
The IPR relating to the ’886 patent was instituted on May 25, 2016. Following that decision, Cisco agreed to dismiss its claims as to the ʼ886 patent with prejudice, and we dismissed our counterclaims as to the ʼ886 patent without prejudice.
IPRs relating to the ’668 (IPR No. 2016-00309), ’577 (IPR No. 2016-00303), ’853 (IPR No. 2016-0306), and ’537 (IPR No. 2016-0308) patents were instituted in June 2016 and hearings were held on March 7, 2017. On May 25, 2017, the PTAB issued final written decisions finding claims 1, 7-10, 12-16, 18-22, 25, and 28-31 of ’577 patent unpatentable, and that claim 2 of the ’577 patent, claim 63 of the ’853 patent, and claims 1, 10, 19, and 21 of the ’537 patent had not been shown to be unpatentable. On June 1, 2017, the PTAB issued a final written decision finding claims 1-10, 12-13, 15-28, 30-31, 33-36, 55-64, 66-67, and 69-72 of the ’668 patent unpatentable. We filed a Notice of Appeal concerning the ’577 patent on July 21, 2017, and Notices of Appeal concerning the ‘853 and ’537 patents on July 26, 2017. Cisco cross-appealed concerning the ’577 patent on July 26, 2017 and filed a Notice of Appeal concerning the ’668 patent on August 1, 2017. For the appeals of the IPRs on the ’668 and ’577 patents, the Federal Circuit granted our motion for an expedited briefing schedule, and the hearings were held on February 9, 2018. On February 14, 2018, the Federal Circuit affirmed the PTAB’s final written decision on the ’668 patent.
* * * * *
We intend to vigorously defend against each of the Cisco lawsuits, as summarized in the preceding paragraphs. However, we cannot be certain that any claims by Cisco will be resolved in our favor regardless of the merit of the claims. Any adverse litigation ruling could result in injunctive relief and USITC remedial orders, including the above described injunctive relief, could lead to significant penalties assessed or damages awarded against us or a requirement that we make substantial royalty payments to Cisco, and/or could require that we modify our products.
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
Similarly, on May 4, 2017, the USITC issued a limited exclusion order and cease and desist order in the 945 Investigation with respect to the ’668 and ’577 patents. We have made design changes to our products for sale in the United States to address the features that were found to infringe the ’577 and ’668 patents. We are making ongoing modifications to our products to also ensure that they continue to meet customer requirements, and we are working with our customers to qualify those modified products for use in our customers’ networks. In particular, the ’577 patent was directed to a feature that is implemented in the merchant silicon chips that we purchase from third-party suppliers. Because we do not design, build or manufacture these merchant silicon chips, we are limited in further modifications that we can make to our products for this patent. Our redesign efforts therefore consisted of removing the feature found to infringe the ’577 patent in all of our products until this patent expires on June 30, 2018, and providing an alternative feature to address the ‘577 patent for a subset of those products. The redesign and qualification efforts to address the 945 Investigation findings could be extremely costly and time consuming for us and our customers as well as disruptive to our other development activities and distracting to management. We may not be able to complete, and our customers may not be able to qualify these redesigned products in a timely fashion, if at all. For example, some of our customers continue to test and qualify our redesigned products which address the ’577 and ’668 patents to ensure that they meet their network requirements. This could result in a delay or cancellation of purchases by some customers until the redesigned products are qualified or accepted by such customers, a rejection or return of our redesigned products by some customers or a loss of sales to some customers who are unable to qualify or accept the redesigned products, any of which could materially and adversely affect our business, revenues, deferred revenue balances, prospects, reputation, results of operations or financial condition.
Because the USITC did not suspend its orders in the 945 Investigation, despite a PTAB finding that every relevant claim of the ’668 and ’577 patents is unpatentable, we were barred from importing our redesigned products into the United States until we received approval from CBP. On July 21, 2017, we submitted a Part 177 request to CBP seeking approval to import our redesigned products into the United States. Following the Federal Circuit’s order on September 22, 2017, allowing us to import our redesigned products, we withdrew our request. On October 12, 2017, CBP, over Cisco’s objection, terminated the Part 177 proceedings, and confirmed that it will permit entry of our redesigns pursuant to the Federal Circuit’s September 22, 2017 order.
In either the 944 enforcement action or the 945 modification proceeding, if the USITC determines that our redesigned products infringe any of the patents that are the subject of USITC remedial orders, those redesigned products will also be barred from import into the United States, or sale after importation. In addition, the USITC may impose the maximum statutory civil penalties for violation of the cease and desist order “including monetary sanctions for each day’s violation of the cease and desist order of the greater of $100,000 or twice the domestic value of the articles entered or sold, whichever is higher,” bring a civil action in U.S. district court “requesting collection of such civil penalties and the issuance of a mandatory injunction preventing further violation of Cease and Desist Order,” or impose “such other remedies and sanctions as are appropriate and within the Commission’s authority.” In the 944 enforcement action, the ALJ recommended a civil penalty of $307 million if the Commission were to reverse the ALJ’s finding of no violation. Any such finding by the USITC in either the 944 enforcement action or the 945 modification proceeding could materially and adversely affect our business, prospects, reputation, results of operations and financial condition.
An adverse finding in the 944 enforcement action or the 945 modification proceeding would take effect immediately upon USITC’s issuance of the final determination, without any Presidential review period. To address such a finding, we would have to further redesign our products to make them non-infringing, and until we made such changes we would not be able to import or ship our products to customers. Our further redesign efforts could be extremely costly and time consuming as well as disruptive to our other development activities and distracting to management. We may not be able to further redesign the products in a manner that does not continue to infringe the patents or that is acceptable to customers. We may not be able to complete, and our customers may not be able to qualify, such further redesigned products in a timely fashion, if at all, following the issuance of an adverse final determination, leading to a delay or cancellation of purchases by some customers until those redesigned products are qualified or accepted by such customers, a rejection or return of our redesigned products by some customers or a loss of sales to some customers who are unable to qualify or accept the redesigned products. Our redesign efforts could be extremely costly and time consuming as well as disruptive to our other development activities and distracting to management.
For example, in the 944 enforcement action, although the ALJ issued an initial determination finding that our redesigned products did not violate the June 23, 2016 cease and desist order, if the ALJ modifies the initial determination during the remand proceeding, or if the Commission finds a violation in its final determination on September 4, 2018, we will no longer be able to import or ship our products in the U.S. until we make further changes to address those findings, which could materially and adversely affect our business, revenues, prospects, reputation, results of operations or financial condition. We would also need to obtain USITC or CBP approval to resume importation of such redesigned products into the United States. In addition, the USITC would not provide a service and support exception for our previously redesigned products, and customers may be required to upgrade to new products to obtain service and support. If we are unable to obtain such approvals or provide such service and support exception, our business, prospects, reputation, results of operations or financial condition could be materially and adversely affected. In addition, if we are found to have violated the USITC’s orders while those orders remain in effect, we may be subject to the penalties described above.
In the 945 modification proceeding, while the USITC orders are based upon patent claims that the PTAB has found to be invalid, these orders will remain in effect unless and until the PTAB decisions are affirmed on appeal and the United States Patent and Trademark Office ("PTO") cancels the patents or the patents expire. If the Commission finds a violation in its final determination for the 945 modification proceeding, we will no longer be able to import or ship our products in the U.S. until we make further changes to address those findings and/or until the PTAB decisions are so affirmed and the PTO cancels the patents or the patents expire, which could materially and adversely affect our business, revenues, prospects, reputation, results of operations or financial condition. We would also need to obtain USITC or CBP approval to resume importation of any such redesigned products into the United States. In addition, the USITC would not provide a service and support exception for our previously redesigned products, and customers may be required to upgrade to new products to obtain service and support. If we are unable to obtain such approvals or provide such service and support exception, our business, revenues, prospects, reputation, results of operations or financial condition could be materially and adversely affected. In light of the Federal Circuit’s February 14, 2018 ruling affirming the PTAB’s invalidity findings on the ’668 patent, we plan to seek a stay of the ITC’s remedial orders as they relate to the ’668 patent. If our motion is denied, we would continue to be subject to the ITC’s remedial orders on the ’668 patent until all appeals have been fully resolved in our favor and the claims cancelled by the PTO. We may not prevail on this appeal in a timely manner, if at all. In addition, even if the PTAB decisions are ultimately affirmed on appeal and the patent claims are canceled, if we are found to have violated the USITC’s orders while those orders remain in effect, we may be subject to the penalties described above.
To comply with the USITC’s remedial orders, we have also made certain changes to our manufacturing, importation and shipping workflows. These changes have included shifting manufacturing and integration of our products to be sold in the United States to U.S. facilities. Such changes may be extremely costly, time consuming, and we may not be able to implement such changes successfully. Any failure to successfully change our manufacturing and importation processes or shipping workflows in a manner that is compliant with the limited exclusion orders and cease and desist orders may cause a disruption in our product shipments and materially and adversely affect our business, prospects, reputation, results of operations, and financial condition.
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
Tessera alleged that certain Broadcom semiconductor devices infringe U.S. Patent Nos. 6,856,007; 6,849,946; and 6,133,136. Tessera further alleges that Broadcom’s downstream customers, Arista Networks, Inc.; ARRIS International plc; ARRIS Group, Inc.; ARRIS Technology, Inc.; ARRIS Enterprises LLC; ARRIS Solutions, Inc.; Pace Ltd.; Pace Americas, LLC; Pace USA; LLC, ASUSteK Computer Inc.; ASUS Computer International; Comcast Cable Communications, LLC; Comcast Cable Communications Management, LLC; Comcast Business Communications, LLC; HTC Corporation; HTC America, Inc.; NETGEAR, Inc.; Technicolor S.A.; Technicolor USA, Inc.; and Technicolor Connected Home USA LLC (“Downstream Respondents”) are violating Section 337 by importing, selling after importation, or selling for importation products that incorporate the accused Broadcom semiconductor devices. The accused products included certain models of our switching products.
Tessera sought the following relief: (1) a permanent limited exclusion order excluding from importation into the U.S. all of Broadcom’s semiconductor devices and semiconductor device packages, as well as Downstream Respondents’ products containing Broadcom’s semiconductor devices that infringe one or more of the three patents-in-suit and (2) a permanent cease and desist order prohibiting Broadcom and the Downstream Respondents and related companies from importing, marketing, advertising, demonstrating, warehousing inventory for distribution, offering for sale, selling, qualifying for use in the products of others, distributing, or using the accused Broadcom semiconductor devices and Downstream Respondents’ products containing Respondents’ semiconductor devices and semiconductor device packages that infringe one or more of the three patents subject to the USITC Investigation.
Tessera, Broadcom and the Downstream Respondents settled the 1010 Investigation on December 18, 2017 and all claims have been dismissed.
Other Matters
In the ordinary course of business, we are a party to other claims and legal proceedings including matters relating to commercial, employee relations, business practices and intellectual property. We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2017, provisions recorded for contingent losses related to other claims and matters have not been significant. Based on currently available information, management does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable, and believes these other matters are not likely, individually and in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.
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
Awards granted under the 2014 Plan could be in the form of Incentive Stock Options (“ISOs”), Nonstatutory Stock Options (“NSOs”), Restricted Stock Awards (“RSAs”), Stock Appreciation Rights (“SARs”) or Restricted Stock Units (“RSUs”). The number of shares available for grant and issuance under the 2014 Plan increases automatically on January 1 of each year commencing with 2016 by the number of shares equal to 3% of the outstanding shares of our common stock on the immediately preceding December 31, but not to exceed 12,500,000 shares, unless the board of directors, in its discretion, determines to make a smaller increase. As of December 31, 2017, there remained approximately 22.1 million shares available for issuance under the 2014 Plan.
On February 12, 2018, our board of directors authorized an increase to the shares available for issuance under the 2014 Plan of 3% of the total shares of common stock outstanding on December 31, 2017 effective January 1, 2018. The increase amounted to 2,211,176 shares.

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
Under our 2014 ESPP eligible employees are permitted to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date. Each offering period will be approximately two years starting on the first trading date after February 15 and August 15 of each year. Participants may purchase shares of common stock through payroll deductions up to 10% of their eligible compensation, subject to Internal Revenue Service mandated purchase limits. As of December 31, 2017, there remained 1,987,039 shares available for issuance under the ESPP.
On February 12, 2018, our board of directors authorized an increase to shares available for issuance under the ESPP of 1% of the total shares outstanding on December 31, 2017 effective January 1, 2018. The increase amounted to 737,058 shares.
Stock Option Activities
The following table summarizes the option activity under our stock plans and related information (in thousands, except years and per share amounts):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years) of Stock Options	Aggregate Intrinsic Value of Stock Options Outstanding
Balance—December 31, 2016	9,509	$28.79	6.9	$646,394
Options granted	170	96.60
Options exercised	(2,260)	19.73
Options canceled or expired	(395)	34.04
Balance—December 31, 2017	7,024	$33.05	6.1	$1,422,637
Vested and exercisable—December 31, 2017	2,992	$20.70	5.4	$643,012
Vested and expected to vest—December 31, 2017	7,024	$33.05	6.1	$1,422,637
The weighted-average grant-date fair value of options granted during the year ended December 31, 2017, 2016 and 2015 was $40.17, $23.66 and $29.20 per share, respectively. The aggregate intrinsic value of options exercised during the year ended December 31, 2017, 2016 and 2015 was $307.7 million, $147.6 million and $152.4 million.
Restricted Stock Unit (RSU) Activities
A summary of the activity under our 2014 Plan and changes during the reporting period and a summary of information related to RSUs are presented below (in thousands, except years and per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Unvested balance—December 31, 2016	1,375	$74.23	1.8	$133,081
RSUs granted	712	141.97
RSUs vested	(456)	77.33
RSUs forfeited/canceled	(94)	80.58
Unvested balance—December 31, 2017	1,537	$104.29	1.6	$362,119
Employee Stock Purchase Plan Activities
During the year ended December 31, 2017, we issued 204,918 shares at an average purchase price of $61.15 under our ESPP. Shares available for future issuance under our ESPP, subsequent to the increase authorized by our board of directors, are approximately 2.7 million.

Shares Available for Grant
The following table presents the stock activity and the total number of shares available for grant as of December 31, 2017 (in thousands):

Number of Shares
Balance—December 31, 2016	11,754
Authorized	2,124
Options granted	(170)
RSUs granted	(712)
Options canceled, expired or repurchased	399
RSUs forfeited	94
Shares traded for taxes	23
Balance—December 31, 2017	13,512
Stock-Based Compensation Expense
Total stock-based compensation expense related to options, RSAs, ESPP and RSUs granted were charged to the department to which the associated employee reported as follow (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of revenue	$4,353	$3,620	$3,048
Research and development	42,184	31,892	25,515
Sales and marketing	17,953	15,666	11,454
General and administrative	10,937	7,854	5,286
Total stock-based compensation	$75,427	$59,032	$45,303
Determination of Fair Value
We record stock-based compensation awards based on fair value as of the grant date. We value RSUs at the market close price of our common stock on the date of grant. For option awards and ESPP offerings we use the Black-Scholes option pricing model to determine fair value. We recognize such costs as compensation expense generally on a straight-line basis over the requisite service period of the award.
Stock Options
For the years ended December 31, 2017, 2016 and 2015, the fair value of each stock option granted under our plans was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2017	2016	2015
Expected term (in years)	6.3	6.7	6.2
Risk-free interest rate	2.1%	1.5%	1.6%
Expected volatility	38.9%	38.9%	42.9%
Dividend rate	—%	—%	—%
As of December 31, 2017, the total unrecognized stock-based compensation expense for unvested stock options was $67.6 million, which is expected to be recognized over a weighted-average period of 3.6 years. The total fair value of options vested for the year ended December 31, 2017, 2016 and 2015 was approximately $30.7 million, $28.6 million and $22.8 million.
As of December 31, 2017, there was $147.3 million of unrecognized stock-based compensation expense related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 3.4 years. The total fair value of RSUs vested for the year ended December 31, 2017 was approximately $35.4 million.

ESPP
The following table summarizes the assumptions relating to our ESPP:

	Year Ended December 31,
	2017	2016	2015
Expected term (in years)	1.2	1.2	1.4
Risk-free interest rate	1.1%	0.6%	0.3%
Expected volatility	31.7%	31.8%	34.8%
Dividend rate	—%	—%	—%
As of December 31, 2017, total unrecognized stock-based compensation expense related to unvested ESPP options was $1.8 million, which is expected to be recognized over a weighted-average period of 1.2 years.
7.    Net Income Per Share Available to Common Stock
The following table sets forth the computation of our basic and diluted net income per share available to common stock (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Basic:
Net income	$423,201	$184,189	$121,102
Less: undistributed earnings allocated to participating securities	(801)	(1,224)	(1,987)
Net income available to common stockholders, basic	$422,400	$182,965	$119,115
Diluted:
Net income attributable to common stockholders, basic	$422,400	$182,965	$119,115
Add: undistributed earnings allocated to participating securities	68	74	149
Net income attributable to common stockholders, diluted	$422,468	$183,039	$119,264
Denominator:
Basic:
Weighted-average shares used in computing net income per share available to common stockholders, basic	72,258	68,771	65,964
Diluted:
Weighted-average shares used in computing net income per share available to common stockholders, basic	72,258	68,771	65,964
Add weighted-average effect of dilutive securities:
Stock options, RSUs and RSAs	6,599	4,408	5,363
Employee stock purchase plan	120	43	84
Weighted-average shares used in computing net income per share available to common stockholders, diluted	78,977	73,222	71,411
Net income per share attributable to common stockholders:
Basic	$5.85	$2.66	$1.81
Diluted	$5.35	$2.50	$1.67
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share available to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2017	2016	2015
Stock options and RSUs to purchase common stock	58	2,594	2,427

8.    Income Taxes
The geographical breakdown of income before provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Domestic	$373,221	$196,202	$129,240
Foreign	101,539	46,023	16,769
Income before provision for income taxes	$474,760	$242,225	$146,009
The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current provision for income taxes:
Federal	$36,862	$67,253	$43,706
State	3,645	10,529	5,500
Foreign	2,395	2,016	1,588
Total current	42,902	79,798	50,794
Deferred taxes:
Federal	12,795	(18,579)	(23,896)
State	(3,404)	(3,564)	(2,300)
Foreign	(734)	381	309
Total deferred	8,657	(21,762)	(25,887)
Total provision for income taxes	$51,559	$58,036	$24,907
The reconciliation of the statutory federal income tax and our effective income tax is as follows:

	Year Ended December 31,
	2017	2016	2015
U.S. federal statutory income tax	35.00%	35.00%	35.00%
State tax, net of federal benefit	(1.70)	(0.03)	(1.35)
Foreign tax differential	(7.62)	(3.24)	(2.16)
Tax credits	(3.84)	(4.24)	(6.72)
Change in valuation allowance	1.95	1.71	2.84
Permanent items	(1.10)	(1.02)	(1.32)
Uncertain tax positions and associated interest	0.77	(1.46)	(3.95)
Stock-based compensation	(23.74)	(2.81)	(5.29)
Tax Cuts and Jobs Act	11.14	—	—
Other, net	—	0.05	0.01
Total provision for income taxes	10.86%	23.96%	17.06%
We have operations and a taxable presence in numerous jurisdictions outside the U.S. In 2017, all of these countries have a lower tax rate than the U.S. The significant jurisdictions in which we have a presence include Cayman Islands, Ireland, and the United Kingdom.
The large increase in the stock-based compensation benefit in the current year is due to the recognition of excess tax benefits generated from stock awards as a component of the provision for income taxes attributable to the adoption of ASU 2016-09 in the first fiscal quarter of 2017. Prior to the adoption, these benefits were recorded as a component of shareholders’ equity.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; and (5) creating the base erosion anti-abuse tax (“BEAT”), a new minimum tax.
As of December 31, 2017, we had not yet completed our accounting for the tax effects of the enactment of the Tax Act. However, for the amounts that we were able to reasonably estimate, we recognized a provisional tax amount of $51.8 million, which consisted of the following:

•
$18.8 million for the transition tax liability. We have not yet completed the calculation of the total post-1986 foreign earnings and profit (“E&P”) and the income tax pools for all foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal and state governments and regulatory organizations, which may result in a change to the provisional tax liability.

•
$33.0 million to re-measure certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future. We are still analyzing certain aspects of the Tax Act and refining the estimate of the expected reversal of our deferred tax balances. This can potentially affect the measurement of these balances and potentially result in a change to the provisional amount.

The Tax Act also includes provisions for Global Intangible Low-Taxed Income (“GILTI”) wherein taxes on foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations. This income will effectively be taxed at a 10.5% tax rate in general. As a result, our deferred tax assets and liabilities are being evaluated to determine if they should be recognized for the basis differences expected to reverse as a result of GILTI provisions that are effective for us after the calendar year ending December 31, 2017, or whether the tax on GILTI provisions be recognized in the period the Tax Act was signed into law. Because of the complexity of the new provisions, we are continuing to evaluate how the provisions will be accounted for under the U.S. generally accepted accounting principles wherein companies are allowed to make an accounting policy election of either (i) account for GILTI as a component of tax expense in the period in which we are subject to the rules (the “period cost method”), or (ii) account for GILTI in our measurement of deferred taxes (the “deferred method”). Currently, we have not elected a method and will only do so after our completion of the analysis of the GILTI provisions and our election method will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in our taxable income related to GILTI and, if so, the impact that is expected.
The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Property and equipment	$1,942	$473
Stock-based compensation	22,050	23,071
Reserves and accruals not currently deductible	41,024	49,436
Net operating losses	2,432	1,140
Tax credits	30,831	15,015
Other	2,115	194
Gross deferred tax assets	100,394	89,329
Valuation allowance	(35,132)	(16,894)
Total deferred tax assets	65,262	72,435
Deferred tax liabilities:
Property and equipment	—	(198)
Accrued liabilities	(2,006)	(2,555)
Other	(9)	(3)
Total deferred tax liabilities	(2,015)	(2,756)
Net deferred tax assets	$63,247	$69,679

The following table presents the breakdown between non-current deferred tax assets and liabilities (in thousands):

	December 31,
	2017	2016
Deferred tax assets, non-current	$65,125	$70,960
Deferred tax liabilities, non-current	(1,878)	(1,281)
Total net deferred tax assets	$63,247	$69,679
Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. We believe that all of the deferred tax assets were realizable with the exception of California and Canada deferred tax assets. Therefore, a valuation allowance of $35.1 million and $16.9 million was recorded as of December 31, 2017 and 2016, respectively, against the California and Canadian deferred tax assets as it was not more likely than not that these assets will be recognized. The net valuation allowance increased by $18.2 million and $4.2 million as of December 31, 2017 and 2016, respectively.
As of December 31, 2017, we had no net operating loss carryforwards for federal and state income tax purposes. For foreign jurisdictions, we had combined foreign net operating loss carryforwards of $12.8 million which do not expire.
As of December 31, 2017, we had U.S. federal credit carryforwards of $0.2 million, which begin to expire in 2038. We had state credit carryforwards of $59.5 million, which can be carried over indefinitely. For foreign jurisdictions, we had $1.2 million of Canadian scientific research and experimental development tax credit carry-forwards, which begin to expire in 2034.
Utilization of the net operating losses and tax credit carryforwards may be subject to limitations due to ownership changes limitations provided in the Internal Revenue code and similar state or foreign provisions. In all years up to December 31, 2017, such limitations had no impact to our deferred tax assets.
Our policy with respect to our undistributed foreign subsidiaries earnings is to consider those earnings to be indefinitely reinvested. As discussed above the Tax Act required a one-time transition tax on previously untaxed accumulated and current E&P. Correspondingly, all undistributed earnings were deemed to be taxed in the current year and distribution of the unremitted earnings will not have any significant U.S. federal and state income tax impact. We are still in process of assessing our cash needs and the associated state and foreign income tax effects of ultimate cash repatriation. As of December 31, 2017, 2016 and 2015, the undistributed earnings approximated $82.3 million, $36.4 million and $16.4 million, respectively. The determination of the future tax consequences of the remittance of these earnings is not practicable.
Uncertain Tax Positions
We recognize uncertain tax positions only to the extent that management believes that it is more likely than not the position will be sustained. The reconciliation of the beginning and ending amount of gross unrecognized tax benefits as of December 31, 2017, 2016 and 2015 was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Gross unrecognized tax benefits—beginning balance	$26,915	$22,239	$21,322
Increases related to tax positions taken in a prior year	1,243	46	346
Increases related to tax positions taken during current year	22,202	11,359	7,385
Decreases related to tax positions taken in a prior year	(21)	(426)	(228)
Decreases related to settlements with taxing authorities	—	(432)	—
Decreases related to lapse of statute of limitations	(1,504)	(5,871)	(6,586)
Gross unrecognized tax benefits—ending balance	$48,835	$26,915	$22,239
As of December 31, 2017, 2016 and 2015, the total amount of gross unrecognized tax benefits was $48.8 million, $26.9 million and $22.2 million of which $23.5 million, $13.9 million and $13.0 million would affect our effective tax rate if recognized, respectively.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We have recorded a net expense for interest and penalties of $0.4 million and a net benefit of $0.5 million in the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, we recognized a liability for interest and penalties of $1.0 million and $0.6 million, respectively.

We have been selected for examination by the Internal Revenue Service ("IRS") for our 2014 tax year. It is difficult to determine when the examinations will be settled or their final outcomes in the foreseeable future. We believe that we have adequately provided reserves for any reasonably foreseeable adjustment to our tax returns.
The statute of limitations for Federal remains open for 2014 and forward. Because of the net operating loss and tax credit carryforwards, all tax years remain open to state tax examination. The majority of our foreign tax returns are open to audit under the statute of limitations of the respective foreign countries, in which the subsidiaries are located. It is possible that the amount of existing unrecognized tax benefits may decrease within the next 12 months as a result of statute of limitation lapses in some of the jurisdictions and the settlement of the aforementioned IRS examination, however, an estimate of the range cannot be made.
9.    Segment Information
We have determined that we operate as one reportable segment. The following table represents revenue based on the customer’s location, as determined by the customer’s shipping address (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$1,174,705	$862,352	$634,413
Other Americas	17,584	12,388	12,506
Europe, Middle East and Africa	299,547	168,789	128,400
Asia Pacific	154,350	85,638	62,272
Total revenue	$1,646,186	$1,129,167	$837,591
Long lived assets, excluding intercompany receivables, investments in subsidiaries, privately held equity investments and deferred tax assets, net by location are summarized as follows (in thousands):

	December 31,
	2017	2016
United States	$69,128	$69,352
International	5,151	7,609
Total	$74,279	$76,961

10.    Post-Employment Benefits
We have a 401(k) Plan that covers substantially all of our employees in the U.S. Effective January 1, 2017, we have elected to match 100% of employees' contributions up to a maximum of 3% of an employee's annual salary. Matching contributions will be immediately vested. For the year ended December 31, 2017, we contributed approximately $3.5 million for the matching contributions. For the years ended December 31, 2016 and 2015, we did not provide a discretionary company match to employee contributions.

11.    Selected Quarterly Financial Information (Unaudited)
The following table sets forth selected unaudited quarterly consolidated statements of income data for each of the quarters in the years ended December 31, 2017 and 2016:

	Three Months Ended
	Dec. 31, 2017	Sep. 30, 2017	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sep. 30, 2016	Jun. 30, 2016	Mar. 31, 2016
	(in thousands)
Revenue:
Product	$407,195	$380,344	$353,904	$291,367	$289,008	$254,238	$235,616	$212,475
Service	60,672	57,289	51,307	44,108	38,961	36,023	33,125	29,721
Total revenue	467,867	437,633	405,211	335,475	327,969	290,261	268,741	242,196
Cost of revenue:
Product	147,919	145,874	134,406	109,836	108,057	94,777	88,021	78,913
Service	12,783	11,142	11,028	11,429	9,757	9,064	9,269	8,193
Total cost of revenue	160,702	157,016	145,434	121,265	117,814	103,841	97,290	87,106
Gross profit	307,165	280,617	259,777	214,210	210,155	186,420	171,451	155,090
Operating expenses:
Research and development	107,180	79,610	81,194	81,610	71,398	70,648	69,020	62,515
Sales and marketing	38,808	40,640	38,630	37,027	38,321	33,216	31,744	27,606
General and administrative	21,789	19,535	23,319	22,155	22,941	19,535	17,529	15,234
Total operating expenses	167,777	139,785	143,143	140,792	132,660	123,399	118,293	105,355
Income from operations	139,388	140,832	116,634	73,418	77,495	63,021	53,158	49,735
Other income (expense), net:
Interest expense	(741)	(701)	(623)	(715)	(918)	(735)	(732)	(751)
Other income (expense), net	2,988	2,136	1,119	1,025	560	639	416	337
Total other income (expense), net	2,247	1,435	496	310	(358)	(96)	(316)	(414)
Income before income taxes	141,635	142,267	117,130	73,728	77,137	62,925	52,842	49,321
Provision for (benefit from) income taxes (1)	37,802	8,545	14,445	(9,233)	18,354	11,668	13,938	14,076
Net income	$103,833	$133,722	$102,685	$82,961	$58,783	$51,257	$38,904	$35,245
Net income per share attributable to common stockholders:
Basic	$1.42	$1.84	$1.42	$1.16	$0.84	$0.74	$0.57	$0.52
Diluted	$1.29	$1.68	$1.30	$1.07	$0.79	$0.69	$0.53	$0.48
____________________________
(1) Provision for (benefit from) income taxes for the first, second, third and fourth quarter of 2017 included an excess tax benefits of $28.8 million, $19.1 million, $23.8 million and $38.3 million, respectively, resulting from the adoption of ASU 2016-09. In addition, provision for income taxes for the fourth quarter of 2017 included a provisional amount of $51.8 million in connection with the Tax Act enacted on December 22, 2017. See Note 8 for details.

Item 9. Change in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities and Exchange Act of 1934, as amended, that occurred during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 framework). Based on that assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audits our Consolidated Financial Statements, as stated in their report included in Item 8 of this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2017.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 11. Executive Compensation
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions and Director Independence
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14. Principal Accountant Fees and Services
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
The documents required to be filed by Item 601 of Regulation S-K.

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arista Networks, Inc.
(Registrant)
Dated:	February 16, 2018	By:	/s/ JAYSHREE ULLAL
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JAYSHREE ULLAL	President, Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2018
Jayshree Ullal
/s/ ITA BRENNAN	Chief Financial Officer (Principal Accounting and Financial Officer)	February 16, 2018
Ita Brennan
/s/ ANDY BECHTOLSHEIM	Founder, Chief Development Officer and Director	February 16, 2018
Andy Bechtolsheim
/s/ CHARLES GIANCARLO	Director	February 16, 2018
Charles Giancarlo
/s/ ANN MATHER	Director	February 16, 2018
Ann Mather
/s/ DAN SCHEINMAN	Director	February 16, 2018
Dan Scheinman
/s/ MARK TEMPLETON	Director	February 16, 2018
Mark Templeton
/s/ NIKOS THEODOSOPOULOS	Director	February 16, 2018
Nikos Theodosopoulos

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36468	3.1	8/8/2014
3.2	Bylaws of the Registrant.	10-Q	001-36468	3.2	8/8/2014
4.1	Form of the Registrant’s common stock certificate.	S-1/A	333-194899	4.1	4/21/2014
4.2	Investors’ Rights Agreement, dated October 16, 2004, between Registrant and certain holders of Registrant’s capital stock named therein.	S-1	333-194899	4.2	3/31/2014
4.3	Investors’ Rights Agreement, dated January 4, 2011, between Registrant and certain holders of Registrant’s capital stock named therein.	S-1	333-194899	4.3	3/31/2014
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-194899	10.1	5/2/2014
10.2 †	2004 Equity Incentive Plan.	S-1	333-194899	10.2	3/31/2014
10.3 †	2011 Equity Incentive Plan.	S-1	333-194899	10.3	3/31/2014
10.4 †	2014 Equity Incentive Plan.	S-1/A	333-194899	10.4	5/27/2014
10.5 †	2014 Employee Stock Purchase Plan.	10-K	001-36468	10.5	3/12/2015
10.6 †	Offer Letter, dated October 17, 2004, by and between the Registrant and Kenneth Duda.	S-1	333-194899	10.6	3/31/2014
10.7 †	Offer Letter, dated June 8, 2007, by and between the Registrant and Anshul Sadana.	S-1	333-194899	10.7	3/31/2014
10.8 †	Offer Letter, dated August 1, 2008, by and between the Registrant and Jayshree Ullal.	S-1	333-194899	10.8	3/31/2014
10.9 †	Offer Letter, dated March 27, 2013, by and between the Registrant and Charles Giancarlo.	S-1	333-194899	10.9	3/31/2014
10.10 †	Offer Letter, dated June 3, 2013, by and between the Registrant and Ann Mather.	S-1	333-194899	10.10	3/31/2014
10.12	Lease between Arista Networks, Inc. and The Irvine Company LLC, dated August 10, 2012, as amended on February 28, 2013.	S-1	333-194899	10.15	3/31/2014
10.13	Second Amendment to Lease, by and between Arista Networks, Inc. and The Irvine Company LLC, dated July 30, 2014.	10-Q	001-36468	10.1	8/8/2014
10.14	License Agreement, dated November 30, 2004, by and between the Registrant and Optumsoft, Inc.	S-1	333-194899	10.16	3/31/2014
10.15‡	Manufacturing Services Letter Agreement, dated February 5, 2007, between the Registrant and Jabil Circuit, Inc.	S-1	333-194899	10.17	3/31/2014
10.16 †	Employee Incentive Plan.	S-1/A	333-194899	10.21	4/21/2014
10.17 †	Offer Letter, dated May 18, 2015, by and between the Registrant and Ita Brennan.	8-K	001-36468	10.1	5/14/2015
10.18 †	Severance Agreement, effective May 18, 2015, by and between the Registrant and Ita Brennan.	8-K	001-36468	10.2	5/14/2015
10.20 †	2015 Global Sales Incentive Plan.	10-Q	001-36468	10.3	5/5/2016
10.21 ‡	Amended and Restated Manufacturing Services Agreement, dated February 18, 2016, between the Registrant and Sanmina Corporation.	10-Q	001-36468	10.1	11/3/2016
10.22 †	Offer letter, dated January 2, 2013, by and between the Registrant and Marc Taxay.	10-Q	001-36468	10.1	5/8/2017
10.23 †	Severance Agreement, dated March 30, 2015, by and between the Registrant and Marc Taxay.	10-Q	001-36468	10.2	5/8/2017
10.24 †	Offer letter, dated February 14, 2017, by and between the Registrant and John McCool.	10-Q	001-36468	10.3	5/8/2017

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.25 †	Severance Agreement, dated March 20, 2017, by and between the Registrant and John McCool.	10-Q	001-36468	10.4	5/8/2017
21.1	List of Subsidiaries of the Registrant.					✓
23.1	Consent of Independent Registered Public Accounting Firm.					✓
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					✓
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					✓
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					✓
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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