Form 10-Q
period 2018-03-31
Arista Networks, Inc.
filed 2018-05-04
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of April 27, 2018 was 74,390,994.

ARISTA NETWORKS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ARISTA NETWORKS, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except par value)

	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$886,160	$859,192
Marketable securities	851,880	676,363
Accounts receivable, net of rebates and allowances of $7,638 and $7,535, respectively	207,339	247,346
Inventories	268,131	306,198
Prepaid expenses and other current assets	165,664	177,330
Total current assets	2,379,174	2,266,429
Property and equipment, net	73,825	74,279
Investments	36,136	36,136
Deferred tax assets	68,020	65,125
Other assets	22,879	18,891
TOTAL ASSETS	$2,580,034	$2,460,860
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$70,431	$52,200
Accrued liabilities	85,728	133,827
Deferred revenue	274,677	327,706
Other current liabilities	26,943	16,172
Total current liabilities	457,779	529,905
Income taxes payable	37,358	34,067
Lease financing obligations, non-current	37,138	37,673
Deferred revenue, non-current	181,377	187,556
Other long-term liabilities	21,343	9,745
TOTAL LIABILITIES	734,995	798,946
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100,000 shares authorized and no shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value—1,000,000 shares authorized as of March 31, 2018 and December 31, 2017; 74,338 and 73,706 shares issued and outstanding as of March 31, 2018 and December 31, 2017	8	7
Additional paid-in capital	841,431	804,731
Retained earnings	1,007,226	859,114
Accumulated other comprehensive loss	(3,626)	(1,938)
TOTAL STOCKHOLDERS’ EQUITY	1,845,039	1,661,914
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,580,034	$2,460,860
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Income
(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenue:
Product	$407,617	$291,367
Service	64,872	44,108
Total revenue	472,489	335,475
Cost of revenue:
Product	156,691	109,836
Service	12,879	11,429
Total cost of revenue	169,570	121,265
Gross profit	302,919	214,210
Operating expenses:
Research and development	102,362	81,610
Sales and marketing	42,140	37,027
General and administrative	19,679	22,155
Total operating expenses	164,181	140,792
Income from operations	138,738	73,418
Other income (expense), net:
Interest expense	(687)	(715)
Other income (expense), net	4,843	1,025
Total other income (expense), net	4,156	310
Income before benefit from income taxes	142,894	73,728
Benefit from income taxes	(1,644)	(9,233)
Net income	$144,538	$82,961
Net income attributable to common stockholders:
Basic	$144,449	$82,694
Diluted	$144,456	$82,716
Net income per share attributable to common stockholders:
Basic	$1.95	$1.16
Diluted	$1.79	$1.07
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	73,994	71,114
Diluted	80,721	77,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$144,538	$82,961
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	353	(227)
Net change in unrealized gains (losses) on available-for-sale securities	(2,041)	72
Other comprehensive loss	(1,688)	(155)
Comprehensive income	$142,850	$82,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017 As Adjusted (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$144,538	$82,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	5,697	4,939
Stock-based compensation	20,851	16,439
Deferred income taxes	(3,541)	2,521
Amortization (accretion) of investment premiums (discounts)	(30)	330
Changes in operating assets and liabilities:
Accounts receivable, net	40,007	44,057
Inventories	38,067	(50,296)
Prepaid expenses and other current assets	13,722	(29,051)
Other assets	(2,027)	69
Accounts payable	20,040	(18,648)
Accrued liabilities	(48,140)	(15,143)
Deferred revenue	(42,686)	124,236
Income taxes payable	3,478	2,923
Other liabilities	5,565	(2,475)
Net cash provided by operating activities	195,541	162,862
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	90,448	64,488
Purchases of marketable securities	(267,976)	(61,511)
Purchases of property and equipment	(6,336)	(4,645)
Net cash used in investing activities (1)	(183,864)	(1,668)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of lease financing obligations	(456)	(383)
Proceeds from issuance of common stock under equity plans	17,300	19,481
Tax withholding paid on behalf of employees for net share settlement	(1,536)	(580)
Net cash provided by financing activities	15,308	18,518
Effect of exchange rate changes	(14)	184
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	26,971	179,896
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —Beginning of period	864,697	572,168
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period (2)	$891,668	$752,064

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING INFORMATION:
Property and equipment included in accounts payable and accrued liabilities	$2,426	$971
___________________________________________________
(1) Net cash used in investing activities for the three months ended March 31, 2017 was adjusted as a result of our adoption of Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, in the first quarter of 2018. See Note 1 of the accompanying notes for details of the adjustments.
(2) See Note 3 of the accompanying notes for a reconciliation of the ending balance of cash, cash equivalents and restricted cash as shown in this statements of cash flows.

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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Arista Networks, Inc. and its wholly owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three months ended March 31, 2018, are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated.
Our condensed consolidated financial statements and related financial information in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 20, 2018. Certain reclassifications of prior period amounts were made in the current year to conform to the current period presentation.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Those estimates and assumptions include, but are not limited to, revenue recognition and deferred revenue; allowance for doubtful accounts, sales rebates and return reserves; accounting for income taxes, including the valuation allowance on deferred tax assets and reserves for uncertain tax positions; valuation of inventory and contract manufacturer/supplier liabilities; recognition and measurement of contingent liabilities; valuation of equity investments; determination of fair value for stock-based awards; and valuation of warranty accruals. We evaluate our estimates and assumptions based on historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from those estimates.
Significant Accounting Policies
During the three months ended March 31, 2018, we adopted several recent accounting pronouncements as discussed in the section titled Recently Adopted Accounting Pronouncements of this Note 1. As a result, we updated certain significant accounting policies as described below. There have been no other significant changes to our accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 20, 2018.
Investments
Our equity investments in privately-held companies without readily determinable fair values are measured using the measurement alternative, defined by Accounting Standards Codification (“ASC”) 321-Investments-Equity Securities as cost, less impairments, and adjusted up or down based on observable price changes in orderly transactions for identical or similar investments of the same issuer. Any adjustments resulting from impairments and/or observable price changes are recorded as other income (expense) in our consolidated statement of income. Prior to 2018, such investments were accounted for under the cost method and were recorded at historical cost at the time of investment, with adjustments to the balance only in the event of an impairment.

Our equity investments in privately-held companies are included in investments, non-current, in our consolidated balance sheets.
Revenue Recognition
Effective January 1, 2018, we adopted a new revenue recognition policy in accordance with ASC 606 using the modified retrospective method as discussed in the section titled Recently Adopted Accounting Pronouncements of this Note 1. Prior to 2018, our revenue recognition policy was based on ASC 605 Revenue Recognition, and is described in Note 1 of Notes to Consolidated Financial Statements under Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 20, 2018.
We generate revenue from sales of our products, which incorporate our EOS software and accessories such as cables and optics, to direct customers and channel partners together with post-contract customer support (“PCS”). We typically sell products and PCS in a single contract. We recognize revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to be entitled to receive in exchange for those products or services. We apply the following five-step revenue recognition model:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when (or as) we satisfy the performance obligation
Post-Contract Customer Support
Post-contract support, which includes technical support, hardware repair and replacement parts beyond standard warranty, bug fixes, patches and unspecified upgrades on a when-and-if-available basis, is offered under renewable, fee-based contracts. We initially defer PCS revenue and recognize it ratably over the life of the PCS contract as there is no discernable pattern of delivery related to these promises. We do not provide unspecified upgrades on a set schedule and addresses customer requests for technical support if and when they arise, with the related expenses recognized as incurred. PCS contracts generally have a term of one to three years. We include billed but unearned PCS revenue in deferred revenue.
Contracts with Multiple Performance Obligations
Most of our contracts with customers, other than renewals of PCS, contain multiple performance obligations with a combination of products and PCS. Products and PCS generally qualify as distinct performance obligations. Our hardware includes EOS software, which together deliver the essential functionality of our products. For contracts which contain multiple performance obligations, we allocate revenue to each distinct performance obligation based on the standalone selling price (“SSP”). Judgment is required to determine the SSP for each distinct performance obligation. We use a range of amounts to estimate SSP for products and PCS sold together in a contract to determine whether there is a discount to be allocated based on the relative SSP of the various products and PCS.
If we do not have an observable SSP, such as when we do not sell a product or service separately, then SSP is estimated using judgment and considering all reasonably available information such as market conditions and information about the size and/or purchase volume of the customer. We generally use a range of amounts to estimate SSP for individual products and services based on multiple factors including, but not limited to the sales channel (reseller, distributor or end customer), the geographies in which our products and services are sold, and the size of the end customer.
We limit the amount of revenue recognition for contracts containing forms of variable consideration, such as future performance obligations, customer-specific returns, and acceptance or refund obligations. We include some or all of an estimate of the related at risk consideration in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recorded under each contract will not occur when the uncertainties surrounding the variable consideration are resolved.
We account for multiple contracts with a single partner as one arrangement if the contractual terms and/or substance of those agreements indicate that they may be so closely related that they are, in effect, parts of a single contract.
We may occasionally accept returns to address customer satisfaction issues even though there is generally no contractual provision for such returns. We estimate returns for sales to customers based on historical returns rates applied against current-period shipments. Specific customer returns and allowances are considered when determining our sales return reserve estimate.
Our policy applies to the accounting for individual contracts. However, we have elected a practical expedient to apply the guidance to a portfolio of contracts or performance obligations with similar characteristics so long as such application would not differ materially from applying the guidance to the individual contracts (or performance obligations) within that portfolio.

Consequently, we have chosen to apply the portfolio approach when possible, which we do not believe will happen frequently. Additionally, we will evaluate a portfolio of data, when possible, in various situations, including accounting for commissions, rights of return and transactions with variable consideration.
We report revenue net of sales taxes. We include shipping charges billed to customers in revenue and the related shipping costs are included in cost of product revenue.
Assets Recognized from Costs to Obtain a Contract with a Customer
Effective January 1, 2018 in accordance with ASC 606, we recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales commissions earned by our sales force meet the requirements to be capitalized. These costs are deferred and then amortized over a period of benefit that we have determined to be five years. Total capitalized costs to obtain a contract are included in other current and long-term assets on our consolidated balance sheets.
Recently Adopted Accounting Pronouncements
Revenue Recognition
During May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). In 2016, the FASB issued ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12, which provide interpretive clarifications on the new guidance in Topic 606 (collectively, “the new standard”). Under the new standard, the recognition of revenue is based on consideration we expect to be entitled to from the transfer of goods or services to a customer.
The primary impact of the new standard is related to the deferral of incremental commission costs of obtaining customer service contracts, which were previously expensed as incurred. Under the new standard, we defer all such costs and amortize them over the expected period of benefit. The new standard also requires companies to account for termination clauses at the onset of an arrangement. While there is limited history of cancellations, our prepaid subscription offerings are generally cancellable by customers with 30 days’ notice, therefore, the subscription contracts are considered month-to-month. While these prepaid amounts have historically been recorded to deferred revenue, the new standard requires that we record these amounts as other liabilities. In addition, the new standard may impact the amount and timing of revenue recognition of certain sales arrangements and the related disclosures on our consolidated financial statements.
We adopted the new standard in our first quarter of 2018 using the modified retrospective method, which resulted in a cumulative effect adjustment of $3.5 million that increased retained earnings to capitalize certain commission costs that were expensed in the prior year. Correspondingly, we increased prepaid expenses and other current assets by $2.0 million, other assets by $2.2 million, and decreased deferred tax assets by $0.7 million as of January 1, 2018. In addition, we reclassified $16.5 million of deferred revenue as of January 1, 2018 to other current liabilities and other long-term liabilities related to our prepaid subscription offerings. The impact of adopting the new standard was not material to our financial results for the three months ended March 31, 2018 and we do not expect the impact to the financial results for our fiscal 2018 to be material.
We apply a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less, as well as the portfolio approach for the contracts reviewed. These costs include a portion of our sales force compensation program as we have determined annual compensation is commensurate with recurring sales activities.
Financial Instruments
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments, to clarify certain aspects of ASU 2016-01. ASU 2016-01 and ASU 2018-03 (collectively, the “new guidance”) address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. We adopted this new guidance in our first quarter of fiscal 2018. Under the new guidance, there was no change in the accounting of our marketable securities as our investment policy only allows investments in debt securities. For our cost method equity investments in privately-held companies without readily determinable fair value, we elected to use the measurement alternative, defined as cost, less impairments, as adjusted up or down based on observable price changes in orderly transactions for identical or similar investments of the same issuer, which was adopted prospectively. Adjustments resulting from impairments and/or observable price changes are to be recorded as other income (expense) on a prospective basis.
Based on our assessment under the new guidance, there was no impact on our condensed consolidated financial statements from the adoption of the new guidance in the first quarter of 2018. However, the carrying amount of our equity investments and any related gain or loss may fluctuate in the future as a result of the re-measurement of such equity investments upon the occurrence of observable price changes and/or impairments.

Income Taxes on Intra-Entity Transfers of Assets
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which addresses recognition of current and deferred income taxes for intra-entity asset transfers when assets are sold to an outside party. Current GAAP prohibits the recognition of current and deferred income taxes until the asset has been sold to an outside party. This prohibition on recognition is considered an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. The new guidance requires an entity to recognize the income tax consequences when the transfer occurs eliminating the exception. The guidance must be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We adopted this guidance in our first quarter of fiscal 2018. As a result, we recognized a cumulative effect adjustment in the condensed consolidated balance sheet as of March 31, 2018 by increasing the beginning balance of the retained earnings and the deferred tax assets by approximately $0.1 million, respectively.
Restricted Cash in Statement of Cash Flows
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force, which requires that amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard is required to be applied using a retrospective transition method to each period presented. We retrospectively adopted ASU 2016-18 in our first quarter of fiscal 2018. As a result of the adoption, we adjusted the condensed consolidated statement of cash flows for the three months ended March 31, 2017 to increase the beginning-of-period and end-of-period cash amounts by $4.2 million and $5.5 million, respectively, and to decrease net cash used in investing activities by $1.3 million.
Recent Accounting Pronouncements Not Yet Effective
Leases
In February 2016, the FASB issued ASU No, 2016-02, Leases. Under the guidance, lessees are required to recognize assets and lease liabilities on the balance sheet for most leases including operating leases and provide enhanced disclosures. There are optional practical expedients that a company may elect to apply. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and may be early adopted. As currently issued, companies are required to adopt this guidance to the earliest period presented using a modified retrospective approach. We are in the process of reviewing our existing lease agreements to assess the impact this guidance may have on our consolidated financial statements. We currently anticipate that the adoption of ASU 2016-02 will materially affect our consolidated balance sheets by recognizing new right-of-use assets and lease liabilities for operating leases, but will not have a material impact on our consolidated income statements.
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

We measure and report our cash equivalents, restricted cash, and available-for-sale marketable securities at fair value. The following tables set forth the fair value of our financial assets by level within the fair value hierarchy (in thousands):

	March 31, 2018
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$644,273	$—	$—	$644,273
Money market funds - restricted	5,508	—	—	5,508
Commercial paper	—	21,820	—	21,820
U.S. government notes	206,802	—	—	206,802
Corporate bonds	—	382,165	—	382,165
Agency securities	—	241,093	—	241,093
Total financial assets	$856,583	$645,078	$—	$1,501,661

	December 31, 2017
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$701,145	$—	$—	$701,145
Money market funds - restricted	5,505	—	—	5,505
Commercial paper	—	11,924	—	11,924
U.S. government notes	136,647	—	—	136,647
Corporate bonds	—	312,484	—	312,484
Agency securities	—	228,036	—	228,036
Total financial assets	$843,297	$552,444	$—	$1,395,741
3.    Financial Statements Details
Cash, Cash Equivalents and Restricted Cash
The following table is a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying condensed consolidated balance sheets that sum to the total of the same such amounts shown in the accompanying condensed consolidated statements of cash flows (in thousands):

	March 31, 2018	March 31, 2017
Cash and cash equivalents	$886,160	$746,567
Restricted cash included in other assets	5,508	5,497
Total cash, cash equivalents and restricted cash	$891,668	$752,064
Restricted cash included in other assets as of March 31, 2018 and March 31, 2017 primarily included $4.0 million pledged as collateral representing a security deposit required for a facility lease and $1.1 million related to a letter of credit issued to a business partner.

Marketable Securities
The following table summarizes the unrealized gains and losses and fair value of our available-for-sale marketable securities (in thousands):

	March 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$21,820	$—	$—	$21,820
U.S. government notes	207,359	—	(557)	206,802
Corporate bonds	384,229	1	(2,065)	382,165
Agency securities	242,114	—	(1,021)	241,093
Total marketable securities	$855,522	$1	$(3,643)	$851,880

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$11,924	$—	$—	$11,924
U.S. government notes	137,025	—	(378)	136,647
Corporate bonds	313,080	20	(616)	312,484
Agency securities	215,923	2	(617)	215,308
Total marketable securities	$677,952	$22	$(1,611)	$676,363
We did not realize any other-than-temporary losses on our marketable securities for the three months ended March 31, 2018 and 2017. We invest in marketable securities that have maximum maturities of up to two years and are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these marketable securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those marketable securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are due primarily to changes in credit spreads and interest rates. We expect to realize the full value of these investments upon maturity or sale and therefore, we do not consider any of our marketable securities to be other-than-temporarily impaired as of March 31, 2018.
As of March 31, 2018, the contractual maturities of our investments did not exceed 24 months. The fair values of available-for-sale investments, by remaining contractual maturity, are as follows (in thousands):

March 31, 2018
Due in 1 year or less	$559,733
Due in 1 year through 2 years	292,147
Total marketable securities	$851,880
The weighted-average remaining duration of our current marketable securities is approximately 0.8 years as of March 31, 2018. As we view these securities as available to support current operations, we classify securities with maturities beyond 12 months as current assets under the caption marketable securities in the accompanying unaudited condensed consolidated balance sheets.
Accounts Receivable, Net
Accounts receivable, net consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Accounts receivable	$214,977	$254,881
Allowance for doubtful accounts	(149)	(112)
Product sales rebate and returns reserve	(7,489)	(7,423)
Accounts receivable, net	$207,339	$247,346

Inventories
Inventories consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$62,305	$69,673
Finished goods	205,826	236,525
Total inventories	$268,131	$306,198
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Inventory deposit	$24,423	$34,141
Prepaid income taxes	41,048	38,134
Other current assets	82,837	96,215
Other prepaid expenses and deposits	17,356	8,840
Total prepaid expenses and other current assets	$165,664	$177,330
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Equipment and machinery	$49,470	$47,711
Computer hardware and software	24,048	22,124
Furniture and fixtures	3,063	3,020
Leasehold improvements	30,567	30,548
Building	35,154	35,154
Construction-in-process	5,549	4,742
Property and equipment, gross	147,851	143,299
Less: accumulated depreciation	(74,026)	(69,020)
Property and equipment, net	$73,825	$74,279
Depreciation expense was $5.3 million and $4.8 million for the three months ended March 31, 2018 and 2017, respectively.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Accrued payroll related costs	$28,773	$56,626
Accrued manufacturing costs	27,924	35,703
Accrued product development costs	10,520	21,201
Accrued warranty costs	7,434	7,415
Accrued professional fees	5,751	7,086
Accrued taxes	690	794
Other	4,636	5,002
Total accrued liabilities	$85,728	$133,827

Warranty Accrual
The following table summarizes the activity related to our accrued liability for estimated future warranty costs (in thousands):

	Three Months Ended March 31,
	2018	2017
Warranty accrual, beginning of period	$7,415	$6,744
Liabilities accrued for warranties issued during the period	1,557	1,859
Warranty costs incurred during the period	(1,538)	(945)
Warranty accrual, end of period	$7,434	$7,658
Deferred Revenue and Performance Obligations
Deferred revenue is comprised mainly of unearned revenue related to multi-year PCS contracts, services and product deferrals related to acceptance clauses. During the three months ended March 31, 2018 and 2017, $159.4 million and $171.4 million of deferred revenue was recognized, respectively, which was included in the deferred revenue balances at the beginning of the respective periods.
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2018, approximately $475.0 million of revenue is expected to be recognized from remaining performance obligations for product and PCS contracts. We expect to recognize revenue on approximately 82% of these remaining performance obligations over the next 2 years and 18% during the 3rd to the 5th year. The remaining performance obligations as of March 31, 2018 included $18.8 million related to our prepaid subscription offerings which are recorded as other liabilities.
4.    Investments
Investments in Privately-Held Companies
We adopted ASU 2016-01 in the three months ended March 31, 2018. See Note 1. As of March 31, 2018 and December 31, 2017, we held non-marketable equity investments of approximately $36.1 million in privately-held companies. Such equity investments do not have readily determinable fair values. To date, we have not recorded any adjustments to the carrying amounts of our equity investments resulting from impairment or observable price changes in orderly transactions for identical or similar investments of the same issuer.
5.    Commitments and Contingencies
Operating Leases
We lease various offices and data centers in North America, Europe, Asia and Australia under non-cancelable operating lease arrangements that expire on various dates through 2025. There have been no material changes in our future minimum payment obligations under our operating leases that existed as of December 31, 2017, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, except as follows. During the three months ended March 31, 2018, we entered into new leases primarily related to additional data center capacity and co-location services. As of March 31, 2018, the total minimum future payment commitment under these new leases was approximately $43.6 million, of which $0.5 million is due in 2018, with the remainder due in 2021 through 2028.
We recognize rent expense under these arrangements on a straight-line basis over the term of the leases. For the three months ended March 31, 2018 and 2017, rent expense for all operating leases amounted to $2.5 million and $2.4 million, respectively.
Financing Obligation—Build-to-Suit Lease
In August 2012, we executed a lease for a building then under construction in Santa Clara, California to serve as our headquarters. The lease term is 120 months and commenced in August 2013. The lease is accounted for as a financing obligation and the lease payments are attributed to (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense, representing an imputed cost to lease the underlying land of the building. There have been no material changes in our future minimum payment obligations under this financing lease, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. Land lease expense related to our lease financing obligation is classified as rent expense in our unaudited condensed consolidated statements of income, and amounted to $0.3 million for the three months ended March 31, 2018 and 2017.

Purchase Commitments
We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf based on our forecasts in order to reduce manufacturing lead times and ensure adequate component supply. We issue purchase orders to our contract manufacturers for finished product and a significant portion of these orders consist of firm non-cancelable commitments. In addition, we purchase strategic component inventory from certain suppliers under purchase commitments that in some cases are non-cancelable, including integrated circuits, which are consigned to our contract manufacturers. As of March 31, 2018, we had non-cancellable purchase commitments of $251.1 million, of which $197.7 million was to our contract manufacturers and suppliers. We have not recorded a liability related to these purchase commitments. In addition, we have provided deposits to secure our obligations to purchase inventory. We had $27.2 million and $36.9 million in deposits as of March 31, 2018 and December 31, 2017, respectively. These deposits are classified in “Prepaid expenses and other current assets” and “Other assets” in our accompanying unaudited condensed consolidated balance sheets.
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
The parties tried Phase I of the case, relating to contract interpretation and application of the contract to certain claimed source code, in September 2015. On December 16, 2015, the Court issued a Proposed Statement of Decision Following Phase 1 Trial, and on January 8, 2016, OptumSoft filed objections to that Proposed Statement of Decision. On March 23, 2016, the Court

issued a Final Statement of Decision Following Phase I Trial, in which it agreed with and adopted our interpretation of the 2004 agreement and held that we, and not OptumSoft, own all the software at issue in Phase I. The remaining issues that were not addressed in the Phase I trial are set to be tried in Phase II including the application of the Court’s interpretation of the 2004 agreement as set forth in the Final Statement of Decision Following Phase I Trial to any other source code that OptumSoft claims to own following a review. The Phase II Trial is set to begin on March 4, 2019.
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
On March 6, 2018, the Court issued an order directing the parties to file a joint status report updating the Court on the progress of the 944 and 945 Investigations (as defined below) and when the parties expected the stay of the ’43 Case might be lifted or the case dismissed. In Cisco’s portion of the joint status report, Cisco proposed that the judge lift the stay as to the ’597, ’164, ’592, ’145, ’492, ’296, and ’875 patents. We opposed Cisco’s proposal. The judge has not yet responded to Cisco’s proposal, and the stay on the ’43 Case currently remains in place.
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
On December 14, 2016, following a two-week trial, a jury found that we had proven our copyright defense of scenes a faire and that Cisco had failed to prove infringement of the ’526 patent. On that basis, judgment was entered in our favor on all claims on December 19, 2016.
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

Cisco filed a notice of appeal on June 6, 2017. Cisco did not appeal the jury’s noninfringement verdict on the ‘526 patent but did appeal the jury’s finding that we established the defense of scenes a faire. The parties have submitted their appeal briefs to the U.S. Court of Appeals of the Federal Circuit (“Federal Circuit”). The Federal Circuit has not set a date for oral argument.
Arista Networks, Inc. v. Cisco Systems, Inc. (Case No. 5:16-cv-00923) (“’23 Case”)
On February 24, 2016, we filed a complaint against Cisco in the District Court for the Northern District of California alleging antitrust violations and unfair competition. On August 23, 2016, the Court granted Cisco’s motion to stay the ’23 Case until judgment was entered on Cisco’s copyright claims in the ’44 Case. On March 2, 2017, the Court lifted the stay.
On March 23, 2017, Cisco filed a motion to dismiss our complaint in the ’23 Case. On October 10, 2017, the Court issued an order granting in part and denying in part Cisco’s motion to dismiss, with leave for us to amend to cure any deficiencies as to the claims that were dismissed. On October 31, 2017, we filed an amended complaint, and on November 14, 2017, Cisco filed its answer. On February 14, 2018, the Court struck certain defenses asserted by Cisco. Both Cisco and we have filed pretrial motions, including motions for summary judgment, and the trial is set for August 3, 2018.
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
On February 2, 2016, the Administrative Law Judge (“ALJ”) issued his initial determination finding a violation of Section 337. More specifically, the ALJ found that a violation has occurred in the importation into the United States, the sale for importation, or the sale within the United States after importation, of certain network devices, related software, and components thereof that the ALJ found infringed asserted claims 1, 2, 8-11, and 17-19 of the ’537 patent; asserted claims 6, 7, 20, and 21 of the ’592 patent; and asserted claims 5, 7, 45, and 46 of the ’145 patent. The ALJ did not find a violation of Section 337 with respect to any asserted claims of the ’597 and ’164 patents. On June 23, 2016, the USITC issued its Final Determination, which found a violation with respect to the ’537, ’592, and ’145 patents, and found no violation with respect to the ’597 and ’164 patents. The USITC also issued a limited exclusion order and a cease and desist order pertaining to network devices, related software and components thereof that infringe one or more of claims 1, 2, 8-11, and 17-19 of the ’537 patent; claims 6, 7, 20, and 21 of the ’592 patent; and claims 5, 7, 45, and 46 of the ’145 patent. On August 22, 2016, the Presidential review period for the 944 Investigation expired. The USITC orders will be in effect until the expiration of the ’537, ’592, and ’145 patents.
Both we and Cisco filed petitions for review of the USITC’s Final Determination to the Federal Circuit. The appeal was fully briefed and oral argument was held on June 6, 2017. On September 27, 2017, the Federal Circuit affirmed the USITC’s Final Determination.
On August 26, 2016, Cisco filed an enforcement complaint under Section 337 with the USITC. Cisco alleges that we are violating the cease and desist and limited exclusion orders issued in the 944 Investigation by engaging in the “marketing, distribution, offering for sale, selling, advertising, and/or aiding or abetting other entities in the sale and/or distribution of products that Cisco alleges continue to infringe claims 1-2, 8-11, and 17-19 of the ’537 patent,” despite the design changes we have made to those products. Cisco asks the USITC to (1) enforce the cease and desist order; (2) modify the USITC’s limited exclusion order and/or cease and desist order “in any manner that would assist in the prevention of the unfair practices that were originally the basis for issuing such Order or assist in the detection of violations of such Order”; (3) impose the maximum statutory civil penalties for violation of the cease and desist order “including monetary sanctions for each day’s violation of the cease and desist order of the greater of $100,000 or twice the domestic value of the articles entered or sold, whichever is higher”; (4) bring a civil action in U.S. district court “requesting collection of such civil penalties and the issuance of a mandatory injunction preventing further violation of Cease and Desist Order”; and (5) impose “such other remedies and sanctions as are appropriate and within the USITC’s authority.” On September 28, 2016, the USITC instituted the enforcement proceeding. The proceeding has been assigned to ALJ Shaw, who presided over the underlying investigation. The target date for the investigation was initially set for September 20, 2017. On June 20, 2017, the ALJ issued his initial determination finding that we did not violate the June 23, 2016 cease and desist order. The initial determination also recommended a civil penalty of $307 million if the USITC decided to overturn the finding of no violation. On July 3, 2017, the parties filed petitions for review of certain findings in the initial determination.
On August 4, 2017, the USITC issued an order remanding the investigation to the ALJ to make additional findings on certain issues and issue a remand initial determination. The USITC ordered the ALJ to set a schedule for completion of any necessary remand proceedings and a new target date for the enforcement action (the “944 Enforcement Action”). On August 25, 2017 the ALJ issued an Initial Determination setting a June 4, 2018 deadline for the remand initial determination and September 4, 2018 as the new target date for the enforcement action. On September 18, 2017, the USITC determined not to review the Initial Determination setting the target date. The ALJ held a hearing on February 1, 2018.
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
On May 4, 2017, the USITC issued its Final Determination, which found a violation with respect to the ’577 and ’668 patents, and found no violation with respect to the ’211, ’853, ’875 and ’492 patents. The USITC also issued a limited exclusion order and a cease and desist order pertaining to network devices, related software and components thereof that infringe one or more of claims 1, 7, 9, 10, and 15 of the ’577 patent and 1, 2, 4, 5, 7, 8, 10, 13, 18, 56, and 64 of the ’668 patent. On July 4, 2017, the 60-day Presidential review period for the 945 Investigation expired. During the 60-day Presidential review period, the USITC Orders permitted us to continue importing and selling products covered by the orders so long as we paid a 5% bond. Because the United States Trade Representative did not disapprove the USITC’s final determination, the limited exclusion order and cease and desist order are now in full effect.
On May 25, 2017 and June 1, 2017, the PTAB issued final written decisions finding all claims of the ’577 and ’668 patents that we were found to have infringed in the 945 Investigation unpatentable. On June 1, 2017 and June 2, 2017, we filed emergency petitions to suspend the remedial orders in the 945 Investigation. On July 20, 2017, the USITC issued a notice denying our petition to suspend the remedial orders. On July 21, 2017, we filed a motion to stay the remedial orders in the 945 Investigation pending disposition of the relevant appeals and sought expedited consideration of our motion. On September 11, 2017, the USITC denied our motion to stay.
On June 30, 2017, Cisco filed a petition for review of the USITC’s Final Determination to the Federal Circuit regarding the ’853, ’492, ’875 and ’211 patents. On July 21, 2017, we filed a petition for review of the Final Determination to the Federal Circuit.
On August 25, 2017 we filed a motion with the Federal Circuit requesting that the Federal Circuit stay the remedial orders pending the completion of the appeal of the 945 Investigation. On September 22, 2017, the Federal Circuit issued an order denying our motion to stay, but ordered that our redesigned products be allowed to enter the country “unless and until USITC proceedings are initiated and completed to produce an enforceable determination that such a redesign is barred” by a USITC remedial order.
On September 27, 2017, Cisco filed a petition with the USITC requesting that the USITC institute a modification proceeding (“945 Modification Proceeding”) to determine whether our redesigned products infringe the patent claims underlying the remedial orders in the 945 Investigation. On October 27, 2017, the USITC instituted the 945 Modification Proceeding. The proceeding has been assigned to ALJ McNamara, who presided over the underlying investigation.
The ALJ held a hearing on January 26, 2018 and issued a recommended determination (“RD”) on March 23, 2018. The RD found that our redesigned products do not infringe the ’577 patent but do infringe the ’668 patent. The RD will be subject to review by the USITC after which the USITC will issue a final determination. The USITC has not set a target date for the final determination.
On April 5, 2018, the USITC issued an order suspending enforcement of the remedial orders as to the ’668 patent following the Federal Circuit’s affirmance of the PTAB’s final written decision for the ’668 patent.
Inter Partes Reviews
We have filed petitions for Inter Partes Review of the ’597, ’211, ’668, ’853, ’537, ’577, ’886, and ’526 patents. IPRs relating to the ’597 (IPR No. 2015-00978) and ’211 (IPR No. 2015-00975) patents were instituted in October 2015 and hearings on these IPRs were completed in July 2016. On September 28, 2016, the PTAB issued a final written decision finding claims 1, 14, 39-42, 71, 72, 84, and 85 of the ’597 patent unpatentable. The PTAB also found that claims 29, 63, 64, 73, and 86 of the ’597 patent had not been shown to be unpatentable. On October 5, 2016, the PTAB issued a final written decision finding claims 1 and

12 of the ’211 patent unpatentable. The PTAB also found that claims 2, 6-9, 13, 17-20 of the ’211 patent had not been shown to be unpatentable. Both parties have appealed the final written decisions on the ’211 and ’537 patent IPRs. The hearing for the ’211 IPR appeal was held in March 2018, and on March 28, 2018, the Federal Circuit remanded the matter back to the PTAB for further proceedings.
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

Similarly, on May 4, 2017, the USITC issued a limited exclusion order and cease and desist order in the 945 Investigation with respect to the ’668 and ’577 patents. We have made design changes to our products for sale in the United States to address the features that were found to infringe the ’577 and ’668 patents. In particular, the ’577 patent was directed to a feature that is implemented in the merchant silicon chips that we purchase from third-party suppliers. Because we do not design, build or manufacture these merchant silicon chips, we are limited in further modifications that we can make to our products for this patent. Our redesign efforts therefore consisted of removing the feature found to infringe the ’577 patent in all of our products until this patent expires on June 30, 2018, and providing an alternative feature to address the ‘577 patent for a subset of those products. The redesign efforts to address the 945 Investigation findings could be extremely costly and time consuming for us and our customers as well as disruptive to our other development activities and distracting to management. If the redesigned products are unacceptable to our customers, our business, revenues, deferred revenue balances, prospects, reputation, results of operations or financial condition could be materially and adversely affected.
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
Following a February 14, 2018 Federal Circuit opinion affirming the PTAB’s finding that the asserted claims of the ’668 patent are invalid, on April 5, 2018, the USITC suspended enforcement of its remedial orders in the 945 Investigation as to the ’668 patent. This suspension will remain in effect until the cancellation of the asserted claims of the ’668 patent or the reversal or vacatur of the Federal Circuit’s decision. While remote, there is some possibility that the Supreme Court could decide on the merits to vacate or reverse the Federal Circuit’s affirmance of the PTAB’s final written decision concerning the ’668 patent. Likewise, the Federal Circuit may vacate or reverse the PTAB’s final written decision concerning the ’577 patent.
In either the 944 Enforcement Action or the 945 Modification Proceeding, if the USITC determines that our redesigned products infringe any of the patents that are the subject of USITC remedial orders, those redesigned products will also be barred from import into the United States, or sale after importation. In addition, the USITC may impose the maximum statutory civil penalties for violation of the cease and desist order “including monetary sanctions for each day’s violation of the cease and desist order of the greater of $100,000 or twice the domestic value of the articles entered or sold, whichever is higher,” bring a civil action in U.S. district court “requesting collection of such civil penalties and the issuance of a mandatory injunction preventing further violation of Cease and Desist Order,” or impose “such other remedies and sanctions as are appropriate and within the Commission’s authority.” In the 944 Enforcement Action, the ALJ recommended a civil penalty of $307 million if the USITC were to reverse the ALJ’s finding of no violation. Any such finding by the USITC in either the 944 Enforcement Action or the 945 Modification Proceeding could materially and adversely affect our business, prospects, reputation, results of operations and financial condition.
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
For example, in the 944 Enforcement Action, although the ALJ issued an initial determination finding that our redesigned products did not violate the June 23, 2016 cease and desist order, if the ALJ modifies the initial determination during the remand proceeding, or if the USITC finds a violation in its final determination on September 4, 2018, we will no longer be able to import or ship our products in the U.S. until we make further changes to address those findings, which could materially and adversely affect our business, revenues, prospects, reputation, results of operations or financial condition. We would also need to obtain USITC or CBP approval to resume importation of such redesigned products into the United States. In addition, the USITC would not provide a service and support exception for our previously redesigned products, and customers may be required to upgrade to new products to obtain service and support. If we are unable to obtain such approvals or provide such service and support exception, our business, prospects, reputation, results of operations or financial condition could be materially and adversely affected. In addition, if we are found to have violated the USITC’s orders while those orders remain in effect, we may be subject to the penalties described above.

In the 945 Modification Proceeding, while the USITC has suspended enforcement of its remedial orders as to the ’668 patent, the RD finds that our redesigned products infringe the ’668 patent. If the USITC adopts that finding, and the Federal Circuit’s decision is reversed by the Supreme Court or vacated as a result of a constitutional ruling on the IPR process, we will no longer be able to import or ship our products in the U.S. until we make further changes to address those findings. Likewise, if the USITC reverses the finding pursuant to the RD that our redesigned products do not infringe the ’577 patent, we will no longer be able to import or ship our products in the U.S. unless and until we make further changes to address those findings; the PTAB decision finding the relevant claims of the ’577 patent are affirmed on appeal and the United States Patent and Trademark Office (“Patent Office”) cancels those claims; or the ’577 patent expires on June 30, 2018. Any requirement that we further modify our products to comply with the ITC’s orders in the 945 Investigation could materially and adversely affect our business, revenues, prospects, reputation, results of operations or financial condition. We would also need to obtain USITC or CBP approval to resume importation of any such redesigned products into the United States. In addition, the USITC would not provide a service and support exception for our previously redesigned products, and customers may be required to upgrade to new products to obtain service and support. If we are unable to obtain such approvals or provide such service and support exception, our business, revenues, prospects, reputation, results of operations or financial condition could be materially and adversely affected. In addition, even if the PTAB decisions on the ’577 and ’688 patents are ultimately affirmed on appeal and the patent claims are canceled, if we are found to have violated the USITC’s orders while those orders were in effect, we may be subject to the penalties described above.
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
We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2018, provisions recorded for contingent losses related to other claims and matters have not been significant. Based on currently available information, management does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable, and believes these other matters are not likely, individually and in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.

6.    Equity Award Plan Activities
2014 Equity Incentive Plan
Effective January 1, 2018, our board of directors authorized an increase of 2,211,176 shares to the shares available for issuance under the 2014 Equity Incentive Plan (the “2014 Plan”). Pursuant to the 2014 Plan, the 2018 share increase is determined based on the lesser of 3% of total shares of common stock outstanding as of December 31, 2017, 12,500,000 shares, or such amount as determined by our board of directors. As of March 31, 2018, there remained approximately 23.8 million shares available for issuance under the 2014 Plan.
2014 Employee Stock Purchase Plan
Effective January 1, 2018, our board of directors authorized an increase of 737,058 shares to shares available for issuance under our 2014 Employee Stock Purchase Plan (the “ESPP”). Pursuant to the ESPP, the 2018 share increase is determined based the lesser of 1% of the total shares of common stock outstanding on December 31, 2017, 2,500,000 shares, or such amount as determined by our board of directors. As of March 31, 2018, there remained approximately 2,615,207 shares available for issuance under the ESPP.
During the three months ended March 31, 2018, we issued  108,890 shares at a weighted-average purchase price of $67.09 under the ESPP.
Stock Option Activities
The following table summarizes the option activity under our stock plans and related information (in thousands, except years and per share amounts):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years) of Stock Options	Aggregate Intrinsic Value of Stock Options Outstanding
Balance—December 31, 2017	7,024	$33.05	6.1	$1,422,637
Options granted	—	—
Options exercised	(394)	25.39
Options canceled	(18)	41.58
Balance—March 31, 2018	6,612	$33.48	5.9	$1,466,783
Vested and exercisable—March 31, 2018	2,911	$22.71	5.3	$676,982
Restricted Stock Unit (RSU) Activities
A summary of the RSU activity under our stock plans and related information are presented below (in thousands, except years and per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Unvested balance—December 31, 2017	1,537	$104.29	1.6	$362,119
RSUs granted	153	279.87
RSUs vested	(136)	87.07
RSUs forfeited/canceled	(25)	121.92
Unvested balance—March 31, 2018	1,529	$123.10	1.6	$390,315

Shares Available for Grant
The following table presents the stock activity and the total number of shares available for grant as of March 31, 2018 (in thousands):

Number of Shares
Balance—December 31, 2017	13,512
Authorized	2,211
RSUs granted	(153)
Options canceled	18
RSUs forfeited	25
Shares traded for taxes	7
Balance—March 31, 2018	15,620
Stock-Based Compensation Expense
Total stock-based compensation expense related to options, restricted stock awards, restricted stock units and employee stock purchase rights granted were allocated as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenue	$1,202	$1,024
Research and development	10,945	9,587
Sales and marketing	5,960	3,456
General and administrative	2,744	2,372
Total stock-based compensation	$20,851	$16,439
As of March 31, 2018, unrecognized stock-based compensation expenses by award type and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	March 31, 2018
	Stock Option	RSU	ESPP
Unrecognized stock-based compensation expense	$61,271	$174,249	$4,996
Weighted-average amortization period	3.5 years	3.5 years	1.1 years

7.    Net Income Per Share Available to Common Stock
The following table sets forth the computation of our basic and diluted net income per share available to common stock (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator:
Basic:
Net income	$144,538	$82,961
Less: undistributed earnings allocated to participating securities	(89)	(267)
Net income available to common stockholders, basic	$144,449	$82,694
Diluted:
Net income attributable to common stockholders, basic	$144,449	$82,694
Add: undistributed earnings allocated to participating securities	7	22
Net income attributable to common stockholders, diluted	$144,456	$82,716
Denominator:
Basic:
Weighted-average shares used in computing net income per share available to common stockholders, basic	73,994	71,114
Diluted:
Weighted-average shares used in computing net income per share available to common stockholders, basic	73,994	71,114
Add weighted-average effect of dilutive securities:
Stock options and RSUs	6,670	6,321
Employee stock purchase plan	57	81
Weighted-average shares used in computing net income per share available to common stockholders, diluted	80,721	77,516
Net income per share attributable to common stockholders:
Basic	$1.95	$1.16
Diluted	$1.79	$1.07
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share available to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2018	2017
Stock options and RSUs to purchase common stock	22	188
Employee stock purchase plan	26	—
Total	48	188

8.    Income Taxes

	Three Months Ended March 31,
	2018	2017

	(in thousands, except percentages)
Benefit from income taxes	$(1,644)	$(9,233)
Effective tax rate	(1.2)%	(12.5)%
We had income taxes benefit of $1.6 million and $9.2 million in the three months ended March 31, 2018 and 2017, respectively. The change in the effective tax rate in the three months ended March 31, 2018, as compared to the same period in

2017, was primarily due to the overall increase in earnings and the inclusion of foreign earnings in the U.S. which proportionally exceeded the increase in excess tax benefits attributable to equity compensation. These changes were all taxed at a lower U.S. corporate tax rate under the Tax Cuts and Jobs Act (the “Tax Act”) passed in December 2017.
We operate in a number of tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; and (5) creating the base erosion anti-abuse tax (“BEAT”), a new minimum tax.
The Tax Act includes provisions for Global Intangible Low-Taxed Income (“GILTI”) wherein taxes on foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations. This income will effectively be taxed at a 10.5% tax rate in general. Our deferred tax assets and liabilities are still being evaluated to determine if they should be recognized for the basis differences expected to reverse as a result of GILTI provisions that are effective for us after the calendar year ending December 31, 2017. Because of the complexity of the new provisions, we are continuing to evaluate how the provisions will be accounted for under the U.S. GAAP wherein companies are allowed to make an accounting policy election of either (i) account for GILTI as a component of tax expense in the period in which we are subject to the rules (the “period cost method”), or (ii) account for GILTI in our measurement of deferred taxes (the “deferred method”). Currently, we have not elected a method but we have included an estimate of the impact to our effective tax rate for the year ended December 31, 2018. A formal election will only be made after our completion of the analysis of the GILTI provisions and our election method will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in our taxable income related to GILTI and, if so, the impact that is expected.
As of March 31, 2018, we have not yet completed our accounting for the tax effects of the enactment of the Tax Act. We recognized a provisional tax amount of $51.8 million in the fourth quarter of 2017 for the transition tax liability and the revaluation of our deferred income taxes as a result of the rate change. In the three months ended March 31, 2018, we did not revise this estimate. In addition, we recorded a reasonable estimate for the effect of the new legislation as discussed above, which impacts the US income tax liabilities for the year ending December 31, 2018. Our estimates may also be affected as we gain a more thorough understanding of the tax law. These changes could be material to income tax expense. We will continue to refine our estimates related to the impact of the Tax Act during the one year measurement period allowed under Staff Accounting Bulletin 118 (“SAB 118”).
We have been selected for examination by the Internal Revenue Service (“IRS”) for our 2014 tax year. It is difficult to determine when the examinations will be settled or their final outcomes in the foreseeable future. We believe that we have adequately provided reserves for any reasonably foreseeable adjustment to our tax returns.
9.    Segment Information
We have determined that we operate as one reportable segment. The following table represents revenue based on the customer’s location, as determined by the customer’s shipping address (in thousands):

	Three Months Ended March 31,
	2018	2017
Americas	$315,498	$264,863
Europe, Middle East and Africa	121,886	42,734
Asia-Pacific	35,105	27,878
Total revenue	$472,489	$335,475
Long-lived assets, excluding intercompany receivables, investments in subsidiaries, privately-held equity investments and deferred tax assets, net by location are summarized as follows (in thousands):

	March 31, 2018	December 31, 2017
United States	$68,277	$69,128
International	5,548	5,151
Total	$73,825	$74,279

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K filed with the SEC on February 20, 2018. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
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
Furthermore, to comply with the limited exclusion order and cease and desist order in the 945 Investigation as described in Note 5 of Notes to Condensed Consolidated Financial Statements of this Form 10-Q, we have made design changes to our products for sale in the United States to address the features that were found to infringe the patent claims underlying the remedial orders in the 945

Investigation. We made significant progress with respect to customer certification of these redesigns during the first quarter of 2018, with final certification pending for a limited number of specific use cases at the end of the period. We will continue to work with customers to further improve the redesigns in order to meet their requirements, including consideration of the impact of the expiration of the ‘577 patent on June 30, 2018, and the likely invalidation of the ‘668 patent. We will need to complete any outstanding product modifications and qualification and acceptance processes for these customer use cases, and any inability to do so in a timely manner may result in an impact to our business, our revenue and our deferred revenue balances.
We also filed a motion with the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) requesting that it stay the orders of the United States International Trade Commission (“USITC”), pending completion of the appeals of the decisions of the PTAB, and sought an expedited schedule for those appeals. On September 22, 2017, the Federal Circuit denied the motion to stay, but has allowed us to import our redesigned products into the United States without being blocked by the USITC’s orders, subject to any determinations by the USITC in subsequent proceedings regarding the redesigned products. On October 27, 2017, the USITC instituted a modification proceeding to determine whether our redesigned products infringe the patent claims underlying the remedial orders in the 945 Investigation. The ALJ held a hearing on January 26, 2018 and issued a recommended determination (“RD”) on March 23, 2018. The RD found that our redesigned products do not infringe the ’577 patent but do infringe the ’668 patent. The RD will be subject to review by the USITC after which the USITC will issue a final determination. The USITC has not set a target date for the final determination. On April 5, 2018, the USITC issued an order suspending enforcement of the remedial orders as to the ’668 patent.
Results of Operations
The following table summarizes historical results of operations for the periods presented and as a percentage of revenue for those periods. We have derived the data for the three months ended March 31, 2018 and 2017 from our unaudited condensed consolidated financial statements included in this Form 10-Q.

	Three Months Ended March 31,
	2018	2017

	(in thousands)
Consolidated Statements of Operations Data:
Revenue
Product	$407,617	$291,367
Service	64,872	44,108
Total revenue	472,489	335,475
Cost of revenue (1)
Product	156,691	109,836
Service	12,879	11,429
Total cost of revenue	169,570	121,265
Gross profit	302,919	214,210
Operating expenses (1)
Research and development	102,362	81,610
Sales and marketing	42,140	37,027
General and administrative	19,679	22,155
Total operating expenses	164,181	140,792
Income from operations	138,738	73,418
Other income (expense), net
Interest expense	(687)	(715)
Other income (expense), net	4,843	1,025
Total other income (expense), net	4,156	310
Income before benefit from income taxes	142,894	73,728
Benefit from income taxes	(1,644)	(9,233)
Net income	$144,538	$82,961
__________________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2018	2017

	(in thousands)
Stock-Based Compensation Expense:
Cost of revenue	$1,202	$1,024
Research and development	10,945	9,587
Sales and marketing	5,960	3,456
General and administrative	2,744	2,372
Total stock-based compensation	$20,851	$16,439

	Three Months Ended March 31,
	2018	2017

	(as a percentage of revenue)
Revenue
Product	86.3%	86.9%
Service	13.7	13.1
Total revenue	100.0	100.0
Cost of revenue
Product	33.2	32.7
Service	2.7	3.4
Total cost of revenue	35.9	36.1
Gross margin	64.1	63.9
Operating expenses
Research and development	21.6	24.4
Sales and marketing	8.9	11.0
General and administrative	4.2	6.6
Total operating expenses	34.7	42.0
Income from operations	29.4	21.9
Interest expense	(0.1)	(0.2)
Other income (expense), net	0.9	0.3
Total other income (expense), net	0.8	0.1
Income before benefit from income taxes	30.2	22.0
Benefit from income taxes	(0.4)	(2.8)
Net income	30.6%	24.8%

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Revenue, Cost of Revenue and Gross Profit (in thousands, except percentages)

	Three Months Ended March 31,		Change in
	2018	2017	$	%
Revenue
Product	$407,617	$291,367	$116,250	39.9%
Service	64,872	44,108	20,764	47.1
Total revenue	472,489	335,475	137,014	40.8
Cost of revenue
Product	156,691	109,836	46,855	42.7
Service	12,879	11,429	1,450	12.7
Total cost of revenue	169,570	121,265	48,305	39.8
Gross profit	$302,919	$214,210	$88,709	41.4%
Gross margin	64.1%	63.9%

Revenue by Geography (in thousands, except percentages)

	Three Months Ended March 31,
	2018	% of Total	2017	% of Total
Americas	$315,498	66.8%	$264,863	79.0%
Europe, Middle East and Africa	121,886	25.8	42,734	12.7
Asia-Pacific	35,105	7.4	27,878	8.3
Total revenue	$472,489	100.0%	$335,475	100.0%
Revenue
Product revenue increased $116.3 million, or 39.9%, in the three months ended March 31, 2018 compared to the same period in 2017. The increase was primarily driven by our existing customers as they continued to expand their businesses. In addition, our newer switch products have continued to gain market acceptance, which has contributed to our revenue growth. Service revenue increased $20.8 million, or 47.1%, in the three months ended March 31, 2018 compared to the same period in 2017 as a result of continued growth in initial and renewal support contracts as our customer installed base continued to expand. We continue to experience pricing pressure on our products and services due to competition, but demand for our products and growth in our installed base more than offset this pricing pressure.
Excluding the reclassification to other current and noncurrent liabilities in connection with our adoption of ASC 606, deferred revenue decreased $42.7 million from December 31, 2017 to March 31, 2018, which was primarily due to a decrease in deferred product revenue as customers continued to certify and accept our 945 investigation-related product redesigns. We expect to continue to work with these customers to complete their remaining qualification activities and expect to recognize any remaining 945 investigation-related deferred revenue as revenue at that time.
We expect our revenue may vary from period to period based on, among other things, the timing and size of orders, the delivery and acceptance of products, and the impact of significant transactions.  In addition, while we expect our revenue to continue to grow in absolute dollars on a year over year basis, our revenue growth rates are expected to decline as our business scales.
Cost of Revenue and Gross Margin
Cost of revenue primarily consists of amounts paid for inventory to our third-party contract manufacturers and merchant silicon vendors, overhead costs in our manufacturing operations department, and other manufacturing-related costs associated with manufacturing our products and managing our inventory. Cost of revenue increased $48.3 million or 39.8% for the three months ended March 31, 2018 compared to the same period in 2017. The increase in cost of revenue was primarily due to the corresponding increase in product revenue. We expect our cost of product revenue to increase as our product revenue increases. Cost of providing PCS and other services consists primarily of personnel costs for our global customer support organization.
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including sales to large end customers who generally receive lower pricing, manufacturing-related costs including costs associated with supply chain sourcing activities, merchant silicon costs, the mix of products sold, and excess/obsolete inventory write-downs, including charges for excess/obsolete component inventory held by our contract manufacturers. Gross margin remained consistent, increasing slightly from 63.9% to 64.1% for the three months ended March 31, 2018 compared to the same period in 2017. This increase was primarily driven by relatively fixed manufacturing overhead and service costs as we scaled our business, partially offset by a decrease in product margins due primarily to product mix. We expect our gross margins to fluctuate over time, depending on the factors described above.
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

	Three Months Ended March 31,		Change in
	2018	2017	$	%
Operating expenses:
Research and development	$102,362	$81,610	$20,752	25.4%
Sales and marketing	42,140	37,027	5,113	13.8
General and administrative	19,679	22,155	(2,476)	(11.2)
Total operating expenses	$164,181	$140,792	$23,389	16.6%
Research and development.
Research and development expenses increased $20.8 million, or 25.4%, for the three months ended March 31, 2018 compared to the same period in 2017. The increase was primarily due to an $11.0 million increase in personnel costs, including stock-based compensation and corporate bonuses, driven primary by headcount growth and an increase in the grant-date fair value of equity awards, a $9.2 million increase in third-party engineering costs driven by additional outsourced development projects, and a $1.9 million increase in facility and IT costs due to headcount growth and increased business activities.
We expect our research and development expenses to increase in absolute dollars as we continue to invest heavily in software development in order to expand the capabilities of our cloud networking platform, introduce new products and features and build upon our technology leadership.
Sales and marketing.
Sales and marketing expenses increased $5.1 million, or 13.8% for the three months ended March 31, 2018 compared to the same period in 2017. The increase was primarily due to a $4.7 million increase in personnel costs, including higher stock-based compensation, driven by headcount growth and an increase in the grant date fair value of equity awards.
We expect our sales and marketing expenses to increase in absolute dollars as we continue to expand our sales and marketing efforts worldwide.
General and administrative.
General and administrative expenses decreased $2.5 million, or 11.2%, for the three months ended March 31, 2018 compared to the same period in 2017. The decrease was primarily due to a $4.4 million decrease in litigation related expenses due to the timing of litigation activities associated with our ongoing Cisco legal matters. This decrease was offset partially by a $1.0 million increase in personnel related costs, including increased stock-based compensation, driven by increased headcount and an increase in the grant-date fair value of our equity awards.
We expect our general and administrative expenses to fluctuate in absolute dollars from period to period depending on the timing and progress of our litigation activities.
Other Income (Expense), Net (in thousands, except percentages)

	Three Months Ended March 31,		Change in
	2018	2017	$	%
Other income (expense), net:
Interest expense	$(687)	$(715)	$28	(3.9)%
Other income (expense), net	4,843	1,025	3,818	372.5
Total other income (expense), net	$4,156	$310	$3,846	1,240.6%
Other income (expense), net increased during the three months ended March 31, 2018 compared to the same period in 2017 primarily due to an increase in interest income as we continued to generate cash and expand our marketable securities portfolios.
We expect our interest income continue to grow in 2018 as we continue to grow our cash balance and invest our excess cash in marketable securities. We expect our foreign currency gains and losses continue to fluctuate in the future due to changes in foreign currency exchange rates. In connection with our adoption of ASU 2016-01, other income (expense) may fluctuate in the future as a result of the re-measurement of our private company equity investments upon the occurrence of observable price changes and/or impairments. See Note 1 of Notes to Condensed Consolidated Financial Statements for details of this new guidance.
Benefit from Income Taxes (in thousands, except percentages)
We operate in a number of tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax. Generally, our U.S. tax obligations are reduced by a credit for foreign income taxes paid on these earnings which avoids double taxation. Our tax expense to date consists of federal, state and foreign current and deferred income taxes.

	Three Months Ended March 31,		Change in
	2018	2017	$	%
Benefit from income taxes	$(1,644)	$(9,233)	$7,589	(82.2)
Effective tax rate	(1.2)%	(12.5)%
The change in the effective tax rate in the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to the overall increase in earnings and the inclusion of foreign earnings in the U.S. which proportionally exceeded the increase in excess tax benefits attributable to equity compensation. These changes were all taxed at a lower U.S. corporate tax rate under the Tax Cuts and Jobs Act (the “Tax Act”) passed in December 2017.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; and (5) creating the base erosion anti-abuse tax (“BEAT”), a new minimum tax.
The Tax Act includes provisions for Global Intangible Low-Taxed Income (“GILTI”) wherein taxes on foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations. This income will effectively be taxed at a 10.5% tax rate in general. Our deferred tax assets and liabilities are still being evaluated to determine if they should be recognized for the basis differences expected to reverse as a result of GILTI provisions that are effective for us after the calendar year ending December 31, 2017. Because of the complexity of the new provisions, we are continuing to evaluate how the provisions will be accounted for under U.S. GAAP wherein companies are allowed to make an accounting policy election of either (i) account for GILTI as a component of tax expense in the period in which we are subject to the rules (the “period cost method”), or (ii) account for GILTI in our measurement of deferred taxes (the “deferred method”). Currently, we have not elected a method but we have included an estimate of the impact to our effective tax rate for the year ended December 31, 2018. A formal election will only be made after our completion of the analysis of the GILTI provisions and our election method will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in our taxable income related to GILTI and, if so, the impact that is expected.
As of March 31, 2018, we have not yet completed our accounting for the tax effects of the enactment of the Tax Act. We recognized a provisional tax amount of $51.8 million in the fourth quarter of 2017 for the transition tax liability and the revaluation of our deferred income taxes as a result of the rate change. In the three months ended March 31, 2018, we did not revise this estimate. In addition, we recorded a reasonable estimate for the effect of the new legislation as discussed above, which impacts the US income tax liabilities for the year ending December 31, 2018. Our estimates may also be affected as we gain a more thorough understanding of the tax law. These changes could be material to income tax expense. We will continue to refine our estimates related to the impact of the Tax Act during the one year measurement period allowed under Staff Accounting Bulletin 118 (“SAB 118”).
Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of March 31, 2018, our total balance of cash, cash equivalents and marketable securities was $1.7 billion, of which approximately $197.3 million was held outside the U.S. in our foreign subsidiaries.
Our cash, cash equivalents and marketable securities are held for working capital purposes. Our marketable securities investment portfolio is primarily invested in highly-rated securities with the primary objective of minimizing the potential risk of principal loss. We plan to continue to invest for long-term growth. We believe that our existing balances of cash, cash equivalents and marketable securities together with cash generated from operations will be sufficient to meet our working capital requirements and our growth strategies for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced product and service offerings, our costs associated with supply chain activities, including access to outsourced manufacturing, our costs related to investing in or acquiring complementary or strategic businesses and technologies, the continued market acceptance of our products, and costs incurred related to outstanding litigation claims. If we require or elect to seek additional capital through debt or equity financing in the future, we may not be able to raise capital on terms acceptable to us or at all. If we are required and unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.
Cash Flows

	Three Months Ended March 31,
	2018	2017 As Adjusted (1)

	(in thousands)
Cash provided by operating activities	$195,541	$162,862
Cash used in investing activities (1)	(183,864)	(1,668)
Cash provided by financing activities	15,308	18,518
Effect of exchange rate changes	(14)	184
Net increase in cash, cash equivalents and restricted cash	$26,971	$179,896
___________________________
(1) Cash used in investing activities for the three months ended March 31, 2017 was adjusted as a result of our adoption of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, in the first quarter of 2018. See Note 1 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for more information.

Cash Flows from Operating Activities
During the three months ended March 31, 2018, cash provided by operating activities was $195.5 million, primarily from net income of $144.5 million with non-cash adjustments to net income of $23.0 million, and a net increase of $28.0 million in cash from changes in our operating assets and liabilities. Our operating cash benefited $40.0 million from a decline in accounts receivable resulted from strong cash collections in the quarter, $38.1 million from decreased inventory driven by improved management and timing of receipts, and $20.0 million from an increase in accounts payable due to timing of inventory purchases and receipts. These favorable changes were partially offset by a $48.1 million decline in accrued liabilities due to corporate bonus payments and timing of vendor payments related to product development activities and inventory purchases, a $42.7 million decline in deferred revenue primarily due to revenue recognition as customers continued to certify and accept our 945 investigation-related product redesigns in the first quarter of 2018.
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
Cash Flows from Investing Activities
During the three months ended March 31, 2018, cash used in investing activities was $183.9 million, consisting of purchases of available-for-sale securities of $268.0 million, offset by proceeds of $90.4 million from maturities of marketable securities, and purchases of property and equipment of $6.3 million.
During the three months ended March 31, 2017, cash used in investing activities was $1.7 million, consisting of purchases of available-for-sale securities of $61.5 million, offset by proceeds of $64.5 million and purchases of property, equipment and other assets of $4.6 million.
Cash Flows from Financing Activities
During the three months ended March 31, 2018, cash provided by financing activities was $15.3 million, consisting primarily of proceeds from the issuance of common stock under employee equity incentive plans of $17.3 million.
During the three months ended March 31, 2017, cash provided by financing activities was $18.5 million, consisting primarily of proceeds from the issuance of common stock under employee equity incentive plans of $19.5 million.

Off-Balance Sheet Arrangements
As of March 31, 2018, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
Our contractual obligations represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through cash generated from operations and from our existing balances of cash, cash equivalent and marketable securities. As of March 31, 2018, our principal commitments consist primarily of obligations under operating and financing leases for offices and data centers and purchase commitments with our contract manufacturers and suppliers. There have been no significant changes to these obligations during the three months ended March 31, 2018, compared to the contractual obligations disclosed in our “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K, filed with the SEC on February 20, 2018, other than the new operating leases entered into in 2018 and the purchase commitments described in Note 5 of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.
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
During the three months ended March 31, 2018, we adopted the new revenue recognition guidance under ASC 606 as discussed in the section titled Recently Adopted Accounting Pronouncements of Note 1 of Notes to Condensed Consolidated Financial Statements of this Form 10-Q. As a result, we updated our critical accounting policy on revenue recognition as follows. There have been no changes to our other critical accounting policies and estimates discussed in the section titled Management's Discussion and Analysis of Financial Condition and Results of Operations under PART II, Item 7, of our Annual Report on Form 10-K filed with the SEC on February 20, 2018. We believe our critical accounting policies and estimates reflect our significant judgments and estimates used in the preparation of the condensed consolidated financial statements in this Form 10-Q.
Revenue Recognition
The following revenue recognition policy was effective January 1, 2018 following our adoption of the new revenue recognition guidance under ASC 606 using the modified retrospective method as discussed in the section titled Recently Adopted Accounting Pronouncements of Note 1 of Notes to Condensed Consolidated Financial Statements of this Form 10-Q. Prior to 2018, our revenue recognition policy was under ASC 605, Revenue Recognition, and is described in Note 1 of Notes to Consolidated Financial Statements under PART II, Item 8, of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 20, 2018.
We generate revenue from sales of our products, which incorporate our EOS software and accessories such as cables and optics, to direct customers and channel partners together with PCS. We typically sell products and PCS in a single contract. We recognize revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to be entitled to receive in exchange for those products or services. We apply the following five-step revenue recognition model:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when (or as) we satisfy the performance obligation
Post-Contract Customer Support
PCS, which includes technical support, hardware repair and replacement parts beyond standard warranty, bug fixes, patches and unspecified upgrades on a when-and-if-available basis, is offered under renewable, fee-based contracts. We initially defer PCS revenue and recognize it ratably over the life of the PCS contract as there is no discernable pattern of delivery related to these promises. We do not provide unspecified upgrades on a set schedule and addresses customer requests for technical support if and when they arise, with the related expenses recognized as incurred. PCS contracts generally have a term of one to three years. We include billed but unearned PCS revenue in deferred revenue.

Contracts with Multiple Performance Obligations
Most of our contracts with customers, other than renewals of PCS, contain multiple performance obligations with a combination of products and PCS. Products and PCS generally qualify as distinct performance obligations. Our hardware includes EOS software, which together deliver the essential functionality of our products. For contracts which contain multiple performance obligations, we allocate revenue to each distinct performance obligation based on the SSP. Judgment is required to determine the SSP for each distinct performance obligation. We use a range of amounts to estimate SSP for products and PCS sold together in a contract to determine whether there is a discount to be allocated based on the relative SSP of the various products and PCS.
If we do not have an observable SSP, such as when we do not sell a product or service separately, then SSP is estimated using judgment and considering all reasonably available information such as market conditions and information about the size and/or purchase volume of the customer. We generally use a range of amounts to estimate SSP for individual products and services based on multiple factors including, but not limited to the sales channel (reseller, distributor or end customer), the geographies in which our products and services are sold, and the size of the end customer.
We limit the amount of revenue recognition for contracts containing forms of variable consideration, such as future performance obligations, customer-specific returns, and acceptance or refund obligations. We include some or all of an estimate of the related at risk consideration in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recorded under each contract will not occur when the uncertainties surrounding the variable consideration are resolved.
We account for multiple contracts with a single partner as one arrangement if the contractual terms and/or substance of those agreements indicate that they may be so closely related that they are, in effect, parts of a single contract.
We may occasionally accept returns to address customer satisfaction issues even though there is generally no contractual provision for such returns. We estimate returns for sales to customers based on historical returns rates applied against current-period shipments. Specific customer returns and allowances are considered when determining our sales return reserve estimate.
Our policy applies to the accounting for individual contracts. However, we have elected a practical expedient to apply the guidance to a portfolio of contracts or performance obligations with similar characteristics so long as such application would not differ materially from applying the guidance to the individual contracts (or performance obligations) within that portfolio. Consequently, we have chosen to apply the portfolio approach when possible, which we do not believe will happen frequently. Additionally, we will evaluate a portfolio of data, when possible, in various situations, including accounting for commissions, rights of return and transactions with variable consideration.
We report revenue net of sales taxes. We include shipping charges billed to customers in revenue and the related shipping costs are included in cost of product revenue.
Recent Accounting Pronouncements
Refer to the sections titled “Recently Adopted Accounting Pronouncements” and “Recent Accounting Pronouncements Not Yet Effective” in Note 1 of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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
Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the U.S. and to a lesser extent in Europe and Asia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. For the three months ended March 31, 2018 and 2017, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our operating results. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements. While we have not engaged in the hedging of our foreign currency transactions to date, we may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar.

Interest Rate Sensitivity
As of March 31, 2018 and December 31, 2017, we had cash, cash equivalents and available-for-sale marketable securities totaling $1.7 billion and $1.5 billion, respectively. Cash equivalents and marketable securities were invested primarily in money market funds, corporate bonds, U.S. agency mortgage-backed securities, U.S. treasury securities and commercial papers. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the U.S. A decline in interest rates would reduce our interest income. For the three months ended March 31, 2018 and 2017, the effect of a hypothetical 100 basis point increase or decrease in overall interest rates would not have had a material impact on our interest income.
On the other hand, when interest rates rise, our marketable securities purchased at a lower yield would incur a mark-to-market unrealized loss. Under certain circumstances, if we are forced to sell our marketable securities prior to maturity, we may incur realized losses in such investments. However, because of the conservative and short-term nature of the investments in our portfolio, a change in interest rates is not expected to have a material impact on our condensed consolidated financial statements.
Investments in Privately-Held Companies
Our non-marketable equity investments in privately-held companies are recorded in investments, non-current in our consolidated balance sheets. As of March 31, 2018 and December 31, 2017, the total carrying amount of our investments in privately-held companies was $36.1 million. See Note 4 of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In connection with our adoption of the new revenue recognition guidance in the first quarter of 2018, we implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new revenue recognition standards on our financial statements. There were no significant changes to our internal control over financial reporting due to the adoption of the new revenue recognition guidance.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under the “Legal Proceedings” subheading in Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q incorporated herein by reference.

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
Our revenue growth rate in recent periods may not be indicative of our future performance. We experienced annual revenue growth rates of 45.8%, 34.8%, and 43.4% in 2017, 2016, and 2015, respectively. In addition, we experienced quarterly revenue growth rates of 38.5%, 50.8%, 50.8%, and 42.7% in 2017 versus the comparable period in 2016 due to stronger than expected demand for our products and services. In the future, we expect our revenue growth rates to decline as the size of our customer base increases, we achieve higher market penetration in our current target market and we continue to enter and expand into new target markets. Other factors may also contribute to declines in our growth rates, including changes in demand for our products and services, increased competition, our ability to successfully manage our expansion or continue to capitalize on growth opportunities, the maturation of our business and general economic conditions. You should not rely on our revenue for any prior quarterly or annual period as an indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.
Our results of operations are likely to vary significantly from period to period and be unpredictable and if we fail to meet the expectations of analysts or investors or our previously issued financial guidance, or if any forward-looking financial guidance does not meet the expectation of analysts or investors, the market price of our common stock could decline substantially.
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

•	the amount and timing of operating costs and capital expenditures related to the operation and expansion of our business;

•	changes in end-customer, distributor or reseller requirements or market needs;

•	difficulty forecasting, budgeting and planning due to limited visibility beyond the first two quarters into the spending plans of current or prospective customers;

•	deferral or cancellation of orders from end customers, including in anticipation of new products or product enhancements announced by us or our competitors, or warranty returns;

•	the inclusion of any acceptance provisions in our customer contracts or any delays in acceptance of those products;

•	changes in the growth rate of the networking market;

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

•
our overall effective tax rate, including impacts caused by any reorganization in our corporate structure, any changes in our valuation allowance for domestic deferred tax assets and any new legislation or regulatory developments, including the Tax Act;

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
A substantial portion of our business and revenue depends on the growth and evolution of the cloud networking market. The market demand for cloud networking solutions has increased in recent years as end customers have deployed larger, more sophisticated networks and have increased the use of virtualization and cloud computing. The continued growth of this market will be dependent upon many factors including but not limited to the adoption of our end customers’ products and services, the expansion, evolution and build out of our end customers’ networks, the overcapacity of existing network infrastructures, changes in the technological requirements for the products and services to be deployed in these networks, the amount and mix of capital spending by our end customers, the development of network switches and cloud service solutions by our large end customers for internal use, the financial performance and prospects of our end customers, the availability of capital resources to our end customers, changes in government regulation that could impact cloud networking business models including those regulations related to cyber security, privacy, data protection and net neutrality, our ability to provide cloud networking solutions that address the needs of end customers more effectively and economically than those of other competitors or existing technologies and general economic conditions.
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
To increase our revenue, we must add new end customers and large end customers and sell additional products to existing end customers. For example, one of our sales strategies is to target specific projects at our current end customers because they are familiar with the operational and economic benefits of our solutions, thereby reducing the sales cycle into these customers. We believe this opportunity with current end customers to be significant given their existing infrastructure and expected future spend. Another one of our sales strategies is focused on increasing penetration in the enterprise market. Enterprise end customers typically start with small purchases, and there is often a long testing period. If we fail to attract new large end customers, including enterprise end customers, or fail to reduce the sales cycle and sell additional products to our existing end customers, our business, financial condition, results of operations and prospects will be harmed.
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
As a consequence of the concentrated nature of our customer base and their purchasing behavior, our quarterly revenue and results of operations may fluctuate from quarter to quarter and are difficult to estimate. Changes in the business requirements or focus, vendor selection, project prioritization, financial prospects, capital resources and expenditures or purchasing behavior of our key end customers could significantly decrease our sales to such end customers or could lead to delays or cancellations of planned purchases of our products or services. For example, some of our end customers continue to qualify and test our redesigned products to ensure that they meet network requirements, and failure to obtain such qualification or customer acceptance, any cancellation of orders or any acceleration or delay in anticipated product purchases or the acceptance of shipped products by these customers could make it more difficult to predict our end customers’ product needs and materially affect our revenue and results of operations in any quarterly period. Moreover, because our sales will be based primarily on purchase orders, our customers may cancel, delay or otherwise modify their purchase commitments with little or no notice to us. This limited visibility regarding our end customers’ product needs, the timing and quantity of which could vary significantly, requires us to rely on estimated demand forecasts to determine how much material to purchase and product to manufacture.  Our failure to accurately forecast demand can lead to product shortages that can impede production by our customers and harm our customer relationships. And, in the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to mitigate the effect of the lost revenue on our business, which could materially affect our operating results.
We may be unable to sustain or increase our revenue from our large end customers, grow revenues with new or other existing end customers at the rate we anticipate or at all, or offset the discontinuation of concentrated purchases by our larger end customers with purchases by new or existing end customers. These customers can drive the growth in revenue for particular products and services based on factors such as: trends in the cloud networking market, business mergers and acquisitions and the overall fast growth of a customer's underlying business. These customers could choose to divert all or a portion of their business with us to one of our competitors, demand pricing concessions for our services, or require us to provide enhanced services that increase our costs. If these factors drove some of our large customers to cancel all or a portion of their business relationships with us, it could materially impact the growth in our business and the ability to meet our current and long-term financial forecasts. We expect that such concentrated purchases will continue to contribute materially to our revenue for the foreseeable future and that our results of operations may fluctuate materially as a result of such larger end customers’ buying patterns. In addition, we may see consolidation of our customer base, such as among Internet companies and cloud service providers, which could result in loss of end customers. The loss of such end customers, or a significant delay or reduction in their purchases, including reductions or delays due to customer departures from recent buying patterns, or an unfavorable change in competitive conditions could materially harm our business, financial condition, results of operations and prospects.
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
The data center networking market has been historically dominated by Cisco Systems, with competition also coming from other large network equipment and system vendors, including Broadcom/Brocade, Dell/EMC, Hewlett Packard Enterprise and Juniper Networks. Most of our competitors have made acquisitions and/or have entered into or extended partnerships or other strategic relationships to offer more comprehensive product lines, including cloud networking solutions. For example, in the last few years alone, Broadcom acquired Brocade Communications Systems, Extreme Networks purchased certain data center networking assets from Broadcom/Brocade and Avaya, Dell acquired Force10 and EMC, IBM acquired Blade Network Technology, Hewlett Packard Enterprise acquired Aruba Networks, Juniper Networks acquired Contrail Systems, and Cisco acquired Insieme Networks. We also face competition from other companies and new market entrants, including “white box” switch vendors as well as current technology partners and end customers who may develop network switches and cloud service solutions for internal use and/or to broaden their portfolio of products. Many of our existing and potential competitors enjoy substantial competitive advantages, such as:

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
Most of our competitors have made acquisitions and/or have entered into or extended partnerships or other strategic relationships to offer more comprehensive product lines, including cloud networking solutions. For example, in the last few years alone, Broadcom acquired Brocade Communications Systems, Extreme Networks purchased certain data center networking assets from Broadcom/Brocade and Avaya, Dell acquired Force10 and EMC, IBM acquired Blade Network Technology, Hewlett Packard Enterprise acquired Aruba Networks, Juniper Networks acquired Contrail Systems, and Cisco acquired Insieme Networks.
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
On March 6, 2018, the Court issued an order directing the parties to file a joint status report updating the Court on the progress of the 944 and 945 Investigations (as defined below) and when the parties expected the stay of the ’43 Case might be lifted or the case dismissed. In Cisco’s portion of the joint status report, Cisco proposed that the judge lift the stay as to the ’597, ’164, ’592, ’145, ’492, ’296, and ’875 patents. We opposed Cisco’s proposal. The judge has not yet responded to Cisco’s proposal, and the stay on the ’43 Case currently remains in place.
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
As described below, on May 25, 2016, our petition for Inter Partes Review (“IPR”) of the ’886 patent was instituted by the PTAB. Cisco subsequently agreed to dismiss its claims as to the ’886 patent with prejudice.
On December 14, 2016, following a two-week trial, a jury found that we had proven our copyright defense of scenes a faire and that Cisco had failed to prove infringement of the ’526 patent. On that basis, judgment was entered in our favor on all claims on December 19, 2016.
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
Cisco filed a notice of appeal on June 6, 2017. Cisco did not appeal the jury’s noninfringement verdict on the ‘526 patent but did appeal the jury’s finding that we established the defense of scenes a faire. The parties have submitted their appeal briefs to the Federal Circuit. The Federal Circuit has not set a date for oral argument.
Arista Networks, Inc. v. Cisco Systems, Inc. (Case No. 5:16-cv-00923) (“’23 Case”)
On February 24, 2016, we filed a complaint against Cisco in the District Court for the Northern District of California alleging antitrust violations and unfair competition. On August 23, 2016, the Court granted Cisco’s motion to stay the ’23 Case until judgment was entered on Cisco’s copyright claims in the ’44 Case. On March 2, 2017, the Court lifted the stay.
On March 23, 2017, Cisco filed a motion to dismiss our complaint in the ’23 Case. On October 10, 2017, the Court issued an order granting in part and denying in part Cisco’s motion to dismiss, with leave for us to amend to cure any deficiencies as to the claims that were dismissed. On October 31, 2017, we filed an amended complaint, and on November 14, 2017, Cisco filed its answer. On February 14, 2018, the Court struck certain defenses asserted by Cisco. Both Cisco and we have filed pretrial motions, including motions for summary judgment, and trial is set for August 3, 2018.
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
On February 2, 2016, the ALJ issued his initial determination finding a violation of Section 337. More specifically, the ALJ found that a violation has occurred in the importation into the United States, the sale for importation, or the sale within the United States after importation, of certain network devices, related software, and components thereof that the ALJ found infringed asserted claims 1, 2, 8-11, and 17-19 of the ’537 patent; asserted claims 6, 7, 20, and 21 of the ’592 patent; and asserted claims 5, 7, 45, and 46 of the ’145 patent. The ALJ did not find a violation of Section 337 with respect to any asserted claims of the ’597 and ’164 patents. On June 23, 2016, the USITC issued its Final Determination, which found a violation with respect to the ’537, ’592, and ’145 patents, and found no violation with respect to the ’597 and ’164 patents. The USITC also issued a limited exclusion order and a cease and desist order pertaining to network devices, related software and components thereof that infringe one or more of claims 1, 2, 8-11, and 17-19 of the ’537 patent;

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
On August 26, 2016, Cisco filed an enforcement complaint under Section 337 with the USITC. Cisco alleges that we are violating the cease and desist and limited exclusion orders issued in the 944 Investigation by engaging in the “marketing, distribution, offering for sale, selling, advertising, and/or aiding or abetting other entities in the sale and/or distribution of products that Cisco alleges continue to infringe claims 1-2, 8-11, and 17-19 of the ’537 patent,” despite the design changes we have made to those products. Cisco asks the USITC to (1) enforce the cease and desist order; (2) modify the USITC’s limited exclusion order and/or cease and desist order “in any manner that would assist in the prevention of the unfair practices that were originally the basis for issuing such Order or assist in the detection of violations of such Order”; (3) impose the maximum statutory civil penalties for violation of the cease and desist order “including monetary sanctions for each day’s violation of the cease and desist order of the greater of $100,000 or twice the domestic value of the articles entered or sold, whichever is higher”; (4) bring a civil action in U.S. district court “requesting collection of such civil penalties and the issuance of a mandatory injunction preventing further violation of Cease and Desist Order”; and (5) impose “such other remedies and sanctions as are appropriate and within the USITC’s authority.” On September 28, 2016, the USITC instituted the enforcement proceeding. The proceeding has been assigned to ALJ Shaw, who presided over the underlying investigation. The target date for the investigation was initially set for September 20, 2017. On June 20, 2017, the ALJ issued his initial determination finding that we did not violate the June 23, 2016 cease and desist order. The initial determination also recommended a civil penalty of $307 million if the USITC decided to overturn the finding of no violation. On July 3, 2017, the parties filed petitions for review of certain findings in the initial determination.
On August 4, 2017, the USITC issued an order remanding the investigation to the ALJ to make additional findings on certain issues and issue a remand initial determination. The USITC ordered the ALJ to set a schedule for completion of any necessary remand proceedings and a new target date for the enforcement action. On August 25, 2017 the ALJ issued an Initial Determination setting a June 4, 2018 deadline for the remand initial determination and September 4, 2018 as the new target date for the enforcement action (the “944 Enforcement Action”). On September 18, 2017, the USITC determined not to review the Initial Determination setting the target date. The ALJ held a hearing on February 1, 2018.
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
On May 4, 2017, the USITC issued its Final Determination, which found a violation with respect to the ’577 and ’668 patents, and found no violation with respect to the ’211, ’853, ’875 and ’492 patents. The USITC also issued a limited exclusion order and a cease and desist order pertaining to network devices, related software and components thereof that infringe one or more of claims 1, 7, 9, 10, and 15 of the ’577 patent and 1, 2, 4, 5, 7, 8, 10, 13, 18, 56, and 64 of the ’668 patent. On July 4, 2017, the 60-day Presidential review period for the 945 Investigation expired. During the 60-day Presidential review period, the USITC Orders permitted us to continue importing and selling products covered by the orders so long as we paid a 5% bond. Because the United States Trade Representative did not disapprove the USITC’s final determination, the limited exclusion order and cease and desist order are now in full effect.
On May 25, 2017 and June 1, 2017, the PTAB issued final written decisions finding all claims of the ’577 and ’668 patents that we were found to have infringed in the 945 Investigation unpatentable. On June 1, 2017 and June 2, 2017, we filed emergency petitions to suspend the remedial orders in the 945 Investigation. On July 20, 2017, the USITC issued a notice denying our petition to suspend the remedial orders. On July 21, 2017, we filed a motion to stay the remedial orders in the 945 Investigation pending disposition of the relevant appeals and sought expedited consideration of our motion. On September 11, 2017, the USITC denied our motion to stay.
On June 30, 2017, Cisco filed a petition for review of the USITC’s Final Determination to the Federal Circuit regarding the ’853, ’492, ’875 and ’211 patents. On July 21, 2017, we filed a petition for review of the Final Determination to the Federal Circuit.
On August 25, 2017 we filed a motion with the Federal Circuit requesting that the Federal Circuit stay the remedial orders pending the completion of the appeal of the 945 Investigation. On September 22, 2017, the Federal Circuit issued an order denying our motion to stay, but ordered that our redesigned products be allowed to enter the country “unless and until USITC proceedings are initiated and completed to produce an enforceable determination that such a redesign is barred” by a USITC remedial order.
On September 27, 2017, Cisco filed a petition with the USITC requesting that the USITC institute a modification proceeding to determine whether our redesigned products infringe the patent claims underlying the remedial orders in the 945 Investigation. On October 27, 2017, the USITC instituted the modification proceeding (“945 Modification Proceeding”). The proceeding has been assigned to ALJ McNamara, who presided over the underlying investigation.
The ALJ held a hearing on January 26, 2018 and issued a RD on March 23, 2018. The RD found that our redesigned products do not infringe the ’577 patent but do infringe the ’668 patent. The RD will be subject to review by the USITC after which the USITC will issue a final determination. The USITC has not set a target date for the final determination.
On April 5, 2018, the USITC issued an order suspending enforcement of the remedial orders as to the ’668 patent following the Federal Circuit’s affirmance of the PTAB’s final written decision for the ’668 patent.
Inter Partes Reviews
We have filed petitions for Inter Partes Review of the ’597, ’211, ’668, ’853, ’537, ’577, ’886, and ’526 patents. IPRs relating to the ’597 (IPR No. 2015-00978) and ’211 (IPR No. 2015-00975) patents were instituted in October 2015 and hearings on these IPRs were completed in July 2016. On September 28, 2016, the PTAB issued a final written decision finding claims 1, 14, 39-42, 71, 72, 84, and 85 of the ’597 patent unpatentable. The PTAB also found that claims 29, 63, 64, 73, and 86 of the ’597 patent had not been shown to be unpatentable. On October 5, 2016, the PTAB issued a final written decision finding claims 1 and 12 of the ’211 patent unpatentable. The PTAB also found that claims 2, 6-9, 13, 17-20 of the ’211 patent had not been shown to be unpatentable. Both parties have appealed the final written decisions on the ’211 and ’537 patent IPRs. The hearing for the ’211 IPR appeal was held in March 2018, and on March 28, 2018, the Federal Circuit remanded the matter back to the PTAB for further proceedings.
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
Similarly, on May 4, 2017, the USITC issued a limited exclusion order and cease and desist order in the 945 Investigation with respect to the ’668 and ’577 patents. We have made design changes to our products for sale in the United States to address the features that were found to infringe the ’577 and ’668 patents. In particular, the ’577 patent was directed to a feature that is implemented in the merchant silicon chips that we purchase from third-party suppliers. Because we do not design, build or manufacture these merchant silicon chips, we are limited in further modifications that we can make to our products for this patent. Our redesign efforts therefore consisted of removing the feature found to infringe the ’577 patent in all of our products until this patent expires on June 30, 2018, and providing an alternative feature to address the ‘577 patent for a subset of those products. The redesign efforts to address the 945 Investigation findings could be extremely costly and time consuming for us and our customers as well as disruptive to our other development activities and distracting to management. If the redesigned products are unacceptable to such customers, our business, revenues, deferred revenue balances, prospects, reputation, results of operations or financial condition could be materially and adversely affected.
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
Following a February 14, 2018 Federal Circuit opinion affirming the PTAB’s finding that the asserted claims of the ’668 patent are invalid, on April 5, 2018, the USITC suspended enforcement of its remedial orders in the 945 Investigation as to the ’668 patent. This suspension will remain in effect until the cancellation of the asserted claims of the ’668 patent or the reversal or vacatur of the Federal Circuit’s decision. While remote, there is some possibility that the Supreme Court could decide on the merits to vacate or reverse the Federal Circuit’s affirmance of the PTAB’s final written decision concerning the ’668 patent. Likewise, the Federal Circuit may vacate or reverse the PTAB’s final written decision concerning the ’577 patent.
In either the 944 Enforcement Action or the 945 Modification Proceeding, if the USITC determines that our redesigned products infringe any of the patents that are the subject of USITC remedial orders, those redesigned products will also be barred from import into the United States, or sale after importation. In addition, the USITC may impose the maximum statutory civil penalties for violation of the cease and desist order “including monetary sanctions for each day’s violation of the cease and desist order of the greater of $100,000 or twice the domestic value of the articles entered or sold, whichever is higher,” bring a civil action in U.S. district court “requesting collection of such civil penalties and the issuance of a mandatory injunction preventing further violation of Cease and Desist Order,” or impose “such other remedies and sanctions as are appropriate and within the Commission’s authority.” In the 944 Enforcement Action, the ALJ recommended a civil penalty of $307 million if the USITC were to reverse the ALJ’s finding of no violation. Any such finding by the USITC in either the 944 Enforcement Action or the 945 Modification Proceeding could materially and adversely affect our business, prospects, reputation, results of operations and financial condition.
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
For example, in the 944 Enforcement Action, although the ALJ issued an initial determination finding that our redesigned products did not violate the June 23, 2016 cease and desist order, if the ALJ modifies the initial determination during the remand proceeding, or if the USITC finds a violation in its final determination on September 4, 2018, we will no longer be able to import or ship our products in the U.S. until we make further changes to address those findings, which could materially and adversely affect our business, revenues, prospects, reputation, results of operations or financial condition. We would also need to obtain USITC or CBP approval to resume importation of such redesigned products into the United States. In addition, the USITC would not provide a service and support exception for our previously redesigned products, and customers may be required to upgrade to new products to obtain service and support. If we are unable to obtain such approvals or provide such service and support exception, our business, prospects, reputation, results of operations or financial condition could be materially and adversely affected. In addition, if we are found to have violated the USITC’s orders while those orders remain in effect, we may be subject to the penalties described above.
In the 945 Modification Proceeding, while the USITC has suspended enforcement of its remedial orders as to the ’668 patent, the RD finds that our redesigned products infringe the ’668 patent. If the USITC adopts that finding, and the Federal Circuit’s decision is reversed by the Supreme Court or vacated as a result of a constitutional ruling on the IPR process, we will no longer be able to import or ship our products in the U.S. until we make further changes to address those findings. Likewise, if the USITC reverses the finding pursuant to the RD that our redesigned products do not infringe the ’577 patent, we will no longer be able to import or ship our products in the U.S. unless and until we make further changes to address those findings; the PTAB decision finding the relevant claims of the ’577 patent are affirmed on appeal and the Patent Office cancels those claims; or the ’577 patent expires on June 30, 2018. Any requirement that we further modify our products to comply with the ITC’s orders in the 945 Investigation could materially and adversely affect our business, revenues, prospects, reputation, results of operations or financial condition. We would also need to obtain USITC or CBP approval to resume importation of any such redesigned products into the United States. In addition, the USITC would not provide a service and support exception for our previously redesigned products, and customers may be required to upgrade to new products to obtain service and support. If we are unable to obtain such approvals or provide such service and support exception, our business, revenues, prospects, reputation, results of operations or financial condition could be materially and adversely affected. In addition, even if the PTAB decisions on the ’577 and ’688 patents are ultimately affirmed on appeal, and the patent claims are canceled, if we are found to have violated the USITC’s orders while those orders were in effect, we may be subject to the penalties described above.
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
The parties tried Phase I of the case, relating to contract interpretation and application of the contract to certain claimed source code, in September 2015. On December 16, 2015, the Court issued a Proposed Statement of Decision Following Phase 1 Trial, and on January 8, 2016, OptumSoft filed objections to that Proposed Statement of Decision. On March 23, 2016, the Court issued a Final Statement of Decision Following Phase I Trial, in which it agreed with and adopted our interpretation of the 2004 agreement and held that we, and not OptumSoft, own all the software at issue in Phase I. The remaining issues that were not addressed in the Phase I trial are set to be tried in Phase II including the application of the Court’s interpretation of the 2004 agreement as set forth in the Final Statement of Decision Following Phase I Trial to any other source code that OptumSoft claims to own following a review. The Phase II Trial is set to begin on March 4, 2019.
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
Our products rely on key components, including integrated circuit components and power supplies that our contract manufacturers purchase on our behalf from a limited number of suppliers, including certain sole source providers. Generally, we do not have guaranteed supply contracts with our component suppliers, and our suppliers could suffer shortages, delay shipments, prioritize shipments to other vendors or cease manufacturing such products or selling them to us at any time. For example, in the past we have experienced shortages in inventory for dynamic random access memory integrated circuits and delayed releases of the next generation of chipset, which delayed our production and/or the release of our new products. The development of alternate sources for those components is time-consuming, difficult and costly.
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
If we add or change contract manufacturers, or change any manufacturing plant locations within a contract manufacturer network, we would add additional complexity and risk to our supply chain management and may increase our working capital requirements. Ensuring a new contract manufacturer or new plant location is qualified to manufacture our products to our standards and industry requirements could take significant effort and be time consuming and expensive. For example, we have added Sanmina Corporation (“Sanmina”) as an additional contract manufacturer. Any such addition or change in manufacturers may be extremely costly, time consuming and we may not be able to do so successfully.
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

From time to time, we have had to replace certain components of products that we had shipped and provide remediation in response to the discovery of defects or bugs, including failures in software protocols or defective component batches resulting in reliability issues, in such products, and we may be required to do so in the future. We may also be required to provide full replacements or refunds for such defective products. We cannot assure you that such remediation would not have a material effect on our business, financial condition, results of operations and prospects. Please see “- Our business is subject to the risks of warranty claims, product returns, product liability and product defects.”
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
Our future performance also depends on the continued services and continuing contributions of our senior management to execute our business plan and to identify and pursue new opportunities and product innovations. Our employment arrangements with our employees do not require that they continue to work for us for any specified period, and therefore, they could terminate their employment with us at any time. The loss of our key personnel, including Jayshree Ullal, our Chief Executive Officer, Andy Bechtolsheim, our Founder and Chief Development Officer, Kenneth Duda, our Founder, Chief Technology Officer and SVP of Software Engineering, Anshul Sadana, our Chief Customer Officer or other members of our senior management team, sales and marketing team or engineering team, or any difficulty attracting or retaining other highly qualified personnel in the future, could significantly delay or prevent the achievement of our development and strategic objectives, which could adversely affect our business, financial condition, results of operations and prospects.
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
Additionally, our international sales and operations are subject to a number of risks, including the following:

•	greater difficulty in enforcing contracts and accounts receivable collection and longer collection periods;

•	increased expenses incurred in establishing and maintaining our international operations;

•	fluctuations in exchange rates between the U.S. dollar and foreign currencies where we do business;

•	greater difficulty and costs in recruiting local experienced personnel;

•	wage inflation in certain growing economies;

•	general economic and political conditions in these foreign markets;

•	economic uncertainty around the world as a result of sovereign debt issues;

•	communication and integration problems resulting from cultural and geographic dispersion;

•	limitations on our ability to access cash resources in our international operations;

•	ability to establish necessary business relationships and to comply with local business requirements;

•	risks associated with foreign legal requirements, including the importation, certification and localization of our products required in foreign countries;

•
risks associated with U.S. government trade restrictions, including those which may impose restrictions, including prohibitions, on the exportation, reexportation, sale, shipment or other transfer of programming, technology, components, and/or services to foreign persons;

•	greater risk of unexpected changes in regulatory practices, tariffs and tax laws and treaties, including the Tax Act;

•
greater risk of unexpected changes in tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs proposed in March 2018 by the U.S. government on various imports from China and by the Chinese government on certain U.S. goods, the scope and duration of which, if implemented, remain uncertain;

•	greater risk of changes in diplomatic and trade relationships, including new tariffs, trade protection measures, import or export licensing requirements, trade embargoes and other trade barriers;

•	the uncertainty of protection for intellectual property rights in some countries;

•	greater risk of a failure of foreign employees to comply with both U.S. and foreign laws, including antitrust regulations, the FCPA and any trade regulations ensuring fair trade practices; and

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
Our business depends on the overall demand for information technology, network connectivity and access to data and applications. Weak domestic or global economic conditions, fear or anticipation of such conditions or a reduction in information technology and network infrastructure spending even if economic conditions improve, could adversely affect our business, financial condition, results of operations and prospects in a number of ways, including longer sales cycles, lower prices for our products and services, higher default rates among our distributors, reduced unit sales and lower or no growth. For example, the global macroeconomic environment could be negatively affected by, among other things, instability in global economic markets resulting from increased U.S. trade tariffs on steel and other products and trade disputes between the U.S. and other countries, instability in the global credit markets, the impact and uncertainty regarding global central bank monetary policy, the instability in the geopolitical environment as a result of the United Kingdom “Brexit”

decision to withdraw from the European Union, economic challenges in China and ongoing U.S. and foreign governmental debt concerns. Such challenges have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets, particularly if any future sovereign debt defaults or significant bank failures or defaults occur. Market uncertainty and instability in Europe or Asia could intensify or spread further, particularly if ongoing stabilization efforts prove insufficient. Continuing or worsening economic instability could adversely affect spending for IT, network infrastructure, systems and tools. Continued turmoil in the geopolitical environment in many parts of the world may also affect the overall demand for our products. Although we do not believe that our business, financial condition, results of operations and prospects have been significantly adversely affected by economic and political uncertainty in Europe, Asia or other countries to date, deterioration of such conditions may harm our business, financial condition, results of operations and prospects in the future. A prolonged period of economic uncertainty or a downturn may also significantly affect financing markets, the availability of capital and the terms and conditions of financing arrangements, including the overall cost of financing as well as the financial health or creditworthiness of our end customers. Circumstances may arise in which we need, or desire, to raise additional capital, and such capital may not be available on commercially reasonable terms, or at all.
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
For more information regarding the litigation in which we are currently involved, see the “Legal Proceedings” subheading in in Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Form 10-Q incorporated herein by reference.
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
As the number of products and competitors in our market increases and overlaps occur or if we enter into new markets, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Any claim of infringement, misappropriation or other violations of intellectual property rights by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, distract our management from our business and require us to cease use of such intellectual property. In addition, some claims for patent infringement may relate to subcomponents that we purchase from third parties. If these third parties are unable or unwilling to indemnify us for these claims, we could be substantially harmed.
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
An adverse outcome of a dispute (including those lawsuits described under the “Legal Proceedings” subheading in Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q) may require us to pay substantial damages or penalties including treble damages if we are found to have willfully infringed a third party’s patents; cease making, licensing, using or importing into the U.S. products or services that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to attempt to redesign our products or services or otherwise to develop non-infringing technology, which may not be successful; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or intellectual property rights; and indemnify our partners and other third parties. Any damages, penalties or royalty obligations we may become subject to as a result of an adverse outcome, and any third-party indemnity we may need to provide, could harm our business, financial condition, results of operations and prospects. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. Further, there is little or no information publicly available concerning market or fair values for license fees, which can lead to overpayment of license or settlement fees. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Suppliers subject to third-party intellectual property claims also may choose or be forced to discontinue or alter their arrangements with us, with little or no advance notice to us. Any of these events could seriously harm our business, financial condition, results of operations and prospects.
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
Our corporate headquarters and the operations of our key manufacturing vendors, logistics providers and partners, as well as many of our customers, are located in areas exposed to risks of natural disasters such as earthquakes and tsunamis, including the San Francisco Bay Area, Japan and Taiwan. A significant natural disaster, such as an earthquake, tsunami, fire or a flood, or other catastrophic event such as a disease outbreak, could have a material adverse effect on our or their business, which could in turn materially affect our financial condition, results of operations and prospects. For example, in the event our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, which could result in missed financial targets, such as revenue and shipment targets, for a particular quarter. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, end customers in that region may delay or forego purchases of our products, which may materially and adversely affect our business, financial condition, results of operations and prospects. In addition, acts of terrorism could cause disruptions in our business or the business of our manufacturers, logistics providers, partners or end customers or the economy as a whole. Given our typical concentration of sales at each quarter end, any disruption in the business of our manufacturers, logistics providers, partners or end customers that affects sales at the end of our quarter could have a particularly significant adverse effect on our quarterly results. All of the aforementioned risks may be augmented if our disaster recovery plans and those of our manufacturers, logistics providers or partners prove to be inadequate. To the extent that any of the above results in delays or cancellations of end-customer orders, or delays in the manufacture, deployment or shipment of our products, our business, financial condition, results of operations and prospects would be adversely affected.
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
Changes in our income taxes or our effective tax rate, the enactment of new tax laws or changes in the application of existing tax laws of various jurisdictions or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.
Our income taxes are subject to volatility and could be adversely affected by several factors, many of which are outside of our control, including earnings that are lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; our ability to generate and use tax attributes; changes in the valuation of our deferred tax assets and liabilities; expiration of or lapses in the federal research and development (“R&D”) tax credit laws; transfer pricing adjustments, including the effect of acquisitions on our inter-company R&D cost sharing arrangement and legal structure; tax effects of nondeductible compensation, including certain stock-based compensation; tax costs related to inter-company realignments; changes in accounting principles; adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries or customers; a change in our decision to indefinitely reinvest foreign earnings or changes in tax laws and regulations, including the Tax Act enacted on December 22, 2017 and the new U.S. changes to the taxation of earnings of our foreign subsidiaries.
Significant judgment is required to evaluate our tax positions and determine our income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely affect our income taxes or additional paid-in capital. In addition, tax laws are dynamic and subject to change as evidenced by the Tax Act. As new laws are passed and new interpretations of the law are issued or applied, our income taxes may be affected. Recent changes to U.S. tax laws, including taxation of earnings outside of the U.S., the introduction of a base erosion anti-abuse tax and the disallowance of tax deductions for certain book expense, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our earnings, as well as cash and cash equivalent balances we currently maintain. Furthermore, due to shifting economic and political conditions, tax policies or rates in various jurisdictions may be subject to significant change.
Further, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. Audits by the Internal Revenue Service or other tax authorities are subject to inherent uncertainties and could result in unfavorable outcomes, including potential fines or penalties. As we operate in numerous taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. The expense of defending and resolving such an audit may be significant. The amount of time to resolve an audit is also unpredictable and may divert management’s attention from our business operations. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. We cannot assure you that fluctuations in our income taxes or our effective tax rate, the enactment of new tax laws or changes in the application or interpretation of existing tax laws or adverse outcomes resulting from examination of our tax returns by tax authorities will not have an adverse effect on our business, financial condition, results of operations and prospects.
Changes to United States tax, tariff and import/export regulations may have a negative effect on global economic conditions, financial markets and our business.
There have been ongoing discussions and commentary regarding potential significant changes to the United States trade policies, treaties, tariffs and taxes, including trade policies and tariffs regarding China. The current administration, along with Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties, taxes, government regulations and tariffs that would be applicable. It is unclear what changes might be considered or implemented and what response to any such changes may be by the governments of other countries. These changes have created significant uncertainty about the future relationship between the United States and China, as well as other countries, including with respect to the trade policies, treaties, government regulations and tariffs that could apply to trade between the United States and other nations. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations and affect our strategy in China and elsewhere around the world.
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

Based on approximately 74.3 million shares outstanding as of March 31, 2018, holders of approximately 24.5% of our common stock have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, we have registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. If holders, by exercising their registration rights, sell large numbers of shares, it could adversely affect the market price of our common stock.
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
Our directors, executive officers and each of our stockholders who own greater than 10% of our outstanding common stock together with their affiliates, in the aggregate, beneficially own approximately 23.7% of the outstanding shares of our common stock, based on shares outstanding as of March 31, 2018. As a result, these stockholders, if acting together, could exercise a significant level of influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

Arista Networks, Inc.
(Registrant)

Date:	May 4, 2018	By:	/s/ JAYSHREE ULLAL
Jayshree Ullal
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 4, 2018	By:	/s/ ITA BRENNAN
Ita Brennan
Chief Financial Officer
(Principal Accounting and Financial Officer)