Form 10-Q
period 2018-06-30
Arista Networks, Inc.
filed 2018-08-08
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of July 31, 2018 was 74,823,689.

ARISTA NETWORKS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ARISTA NETWORKS, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except par value)

	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$711,157	$859,192
Marketable securities	1,149,247	676,363
Accounts receivable, net of rebates and allowances of $6,541 and $7,535, respectively	260,917	247,346
Inventories	245,439	306,198
Prepaid expenses and other current assets	253,802	177,330
Total current assets	2,620,562	2,266,429
Property and equipment, net	73,736	74,279
Investments	35,036	36,136
Deferred tax assets	82,761	65,125
Other assets	20,019	18,891
TOTAL ASSETS	$2,832,114	$2,460,860
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$53,182	$52,200
Accrued liabilities	86,693	133,827
Accrued legal settlement (Note 10)	405,000	—
Deferred revenue	262,345	327,706
Other current liabilities	19,543	16,172
Total current liabilities	826,763	529,905
Income taxes payable	40,369	34,067
Lease financing obligations, non-current	36,594	37,673
Deferred revenue, non-current	186,299	187,556
Other long-term liabilities	22,116	9,745
TOTAL LIABILITIES	1,112,141	798,946
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100,000 shares authorized and no shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value—1,000,000 shares authorized as of June 30, 2018 and December 31, 2017; 74,791 and 73,706 shares issued and outstanding as of June 30, 2018 and December 31, 2017	8	7
Additional paid-in capital	872,559	804,731
Retained earnings	851,957	859,114
Accumulated other comprehensive loss	(4,551)	(1,938)
TOTAL STOCKHOLDERS’ EQUITY	1,719,973	1,661,914
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,832,114	$2,460,860
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Product	$444,767	$353,904	$852,384	$645,271
Service	75,078	51,307	139,950	95,415
Total revenue	519,845	405,211	992,334	740,686
Cost of revenue:
Product	171,622	134,406	328,313	244,242
Service	14,340	11,028	27,219	22,457
Total cost of revenue	185,962	145,434	355,532	266,699
Gross profit	333,883	259,777	636,802	473,987
Operating expenses:
Research and development	104,078	81,194	206,440	162,804
Sales and marketing	46,188	38,630	88,328	75,657
General and administrative	18,420	23,319	38,099	45,474
Legal settlement (Note 10)	405,000	—	405,000	—
Total operating expenses	573,686	143,143	737,867	283,935
Income (loss) from operations	(239,803)	116,634	(101,065)	190,052
Other income (expense), net:
Interest expense	(680)	(623)	(1,367)	(1,338)
Other income (expense), net	(1,489)	1,119	3,354	2,144
Total other income (expense), net	(2,169)	496	1,987	806
Income (loss) before income taxes	(241,972)	117,130	(99,078)	190,858
Provision for (benefit from) income taxes	(86,703)	14,445	(88,347)	5,212
Net income (loss)	$(155,269)	$102,685	$(10,731)	$185,646
Net income (loss) attributable to common stockholders:
Basic	$(155,187)	$102,454	$(10,725)	$185,139
Diluted	$(155,187)	$102,474	$(10,725)	$185,182
Net income (loss) per share attributable to common stockholders:
Basic	$(2.08)	$1.42	$(0.14)	$2.59
Diluted	$(2.08)	$1.30	$(0.14)	$2.37
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	74,503	71,992	74,250	71,555
Diluted	74,503	78,756	74,250	78,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(155,269)	$102,685	$(10,731)	$185,646
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,167)	384	(814)	157
Net change in unrealized gains (losses) on available-for-sale securities	242	(7)	(1,799)	65
Other comprehensive income (loss)	(925)	377	(2,613)	222
Comprehensive income (loss)	$(156,194)	$103,062	$(13,344)	$185,868

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017 As Adjusted (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,731)	$185,646
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other	11,328	10,033
Stock-based compensation	43,329	34,839
Deferred income taxes	(18,281)	(8,515)
Unrealized loss on investments in privately-held companies, net	9,100	—
Amortization (accretion) of investment premiums (discounts)	(783)	753
Changes in operating assets and liabilities:
Accounts receivable, net	(13,571)	(16,505)
Inventories	60,759	(127,313)
Prepaid expenses and other current assets	(72,418)	(22,239)
Other assets	629	(470)
Accounts payable	3,597	1,299
Accrued liabilities	(47,153)	(5,981)
Accrued legal settlement	405,000	—
Deferred revenue	(50,096)	181,575
Income taxes payable	6,653	5,380
Other liabilities	(1,237)	3,593
Net cash provided by operating activities	326,125	242,095
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	222,764	112,053
Purchases of marketable securities	(696,665)	(114,195)
Purchases of property and equipment	(13,071)	(9,534)
Investments in privately-held companies	(8,000)	—
Other investing activities	(2,000)	—
Net cash used in investing activities (1)	(496,972)	(11,676)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of lease financing obligations	(921)	(773)
Proceeds from issuance of common stock under equity plans	28,810	28,105
Tax withholding paid on behalf of employees for net share settlement	(4,463)	(1,356)
Net cash provided by financing activities	23,426	25,976
Effect of exchange rate changes	(607)	411
NET INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(148,028)	256,806
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —Beginning of period	864,697	572,168
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period (2)	$716,669	$828,974

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING INFORMATION:
Property and equipment included in accounts payable and accrued liabilities	$1,077	$672
___________________________________________________
(1) Net cash used in investing activities for the six months ended June 30, 2017 was adjusted as a result of our adoption of Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, in the first quarter of 2018. See Note 1 of the accompanying notes for details of the adjustments.
(2) See Note 3 of the accompanying notes for a reconciliation of the ending balance of cash, cash equivalents and restricted cash as shown in this condensed consolidated statements of cash flows.

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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Arista Networks, Inc. and its wholly owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three and six months ended June 30, 2018, are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated.
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
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Those estimates and assumptions include, but are not limited to, revenue recognition and deferred revenue; allowance for doubtful accounts, sales rebates and return reserves; accounting for income taxes, including the valuation allowance on deferred tax assets and reserves for uncertain tax positions; valuation of inventory and contract manufacturer/supplier liabilities; recognition and measurement of contingent liabilities; valuation of equity investments in privately-held companies; determination of fair value for stock-based awards; and valuation of warranty accruals. We evaluate our estimates and assumptions based on historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from those estimates.
Significant Accounting Policies
During the six months ended June 30, 2018, we adopted several recent accounting pronouncements as discussed in the section titled Recently Adopted Accounting Pronouncements of this Note 1. As a result, we updated certain significant accounting policies as described below. There have been no other significant changes to our accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 20, 2018.
Investments in Privately-held Companies
Our equity investments in privately-held companies without readily determinable fair values are measured using the measurement alternative, defined by Accounting Standards Codification (“ASC”) 321-Investments-Equity Securities as cost, less impairments, and adjusted up or down based on observable price changes in orderly transactions for identical or similar investments of the same issuer. Any adjustments resulting from impairments and/or observable price changes are recorded as "Other income (expense), net" in our condensed consolidated statements of operations. Prior to 2018, such investments were accounted for under the cost method and were recorded at historical cost at the time of investment, with adjustments to the balance only in the event of an impairment.
Our equity investments in privately-held companies are included in "Investments" in our condensed consolidated balance sheets.
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
Contract Balances
A contract asset is recognized when we have performed under the contract, but our right to consideration is conditional on something other than the passage of time. Contract assets are included in "Other current assets" on our condensed consolidated balance sheets.
A contract liability is recognized when we have received customer payments in advance of our satisfaction of a performance obligation under a contract that is cancellable. Contract liabilities are included in "Other current liabilities" and "Other long-term liabilities" on our condensed consolidated balance sheets.
Assets Recognized from Costs to Obtain a Contract with a Customer
Effective January 1, 2018 in connection with the adoption of ASC 606, we recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales commissions earned by our sales force meet the requirements for capitalization. These costs are deferred and then amortized over a period of benefit that we have determined to be five years. Total capitalized costs to obtain a contract are included in other current and long-term assets on our condensed consolidated balance sheets.
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
We adopted the new standard in our first quarter of 2018 using the modified retrospective method, which resulted in a cumulative effect adjustment of $3.5 million that increased retained earnings to capitalize certain commission costs that were expensed in the prior year. Correspondingly, we increased prepaid expenses and other current assets by $2.0 million, other assets by $2.2 million, and decreased deferred tax assets by $0.7 million as of January 1, 2018. In addition, we reclassified $16.5 million of deferred revenue as of January 1, 2018 to other current liabilities and other long-term liabilities related to our prepaid subscription offerings. The impact of adopting the new standard was not material to our financial results for the three and six months ended June 30, 2018 and we do not expect the impact to be material to the financial results for our fiscal 2018.
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
Income Taxes on Intra-Entity Transfers of Assets
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which addresses recognition of current and deferred income taxes for intra-entity asset transfers when assets are sold to an outside party. Current GAAP prohibits the recognition of current and deferred income taxes until the asset has been sold to an outside party. This prohibition on recognition is considered an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. The new guidance requires an entity to recognize the income tax consequences when the transfer occurs eliminating the exception. The guidance must be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We adopted this guidance in our first quarter of fiscal 2018. As a result, we recognized a cumulative effect adjustment in the condensed consolidated balance sheet as of June 30, 2018 by increasing the retained earnings and the deferred tax assets as of January 1, 2018 by approximately $0.1 million, respectively.
Restricted Cash in Statement of Cash Flows
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force, which requires that amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard is required to be applied using a retrospective transition method to each period presented. We retrospectively adopted ASU 2016-18 in our first quarter of fiscal 2018. As a result of the adoption, we adjusted the condensed consolidated statement of cash flows for the six months ended June 30, 2017 to increase the beginning-of-period and end-of-period cash amounts by $4.2 million and $5.5 million, respectively, and to decrease net cash used in investing activities by $1.3 million.
Recent Accounting Pronouncements Not Yet Effective
Nonemployee Share-Based Payments
In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees with certain exceptions. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date, which may lower their cost and reduce volatility in the income statement. The guidance is effective for us for our first quarter of 2019. Early adoption is permitted. ASU 2018-07 shall be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is adopted. We are currently assessing the impact this guidance may have on our consolidated financial statements.
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases. Under the guidance, lessees are required to recognize assets and lease liabilities on the balance sheet for most leases including operating leases and provide enhanced disclosures. There are optional practical expedients that a company may elect to apply. The guidance is effective for our first quarter of 2019 and may be early adopted. As currently issued, companies are required to adopt this guidance to the earliest period presented using a modified retrospective approach. Management’s evaluation of the new standard is underway, and we have identified the significant changes between the current guidance and the new guidance and expect to elect certain available transitional practical expedients. In addition, we have developed a project plan, performed a risk assessment, and have summarized the terms of our major lease agreements. We are in the process of reviewing our existing lease agreements to assess the impact this guidance may have on our consolidated financial statements. We currently anticipate that the adoption of ASU 2016-02 will materially affect our consolidated balance sheets by recognizing new right-of-use assets and lease liabilities for operating leases, but will not have a material impact on our consolidated statements of operations.

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
We measure and report our cash equivalents, restricted cash, and available-for-sale marketable securities at fair value on a recurring basis. The following tables summarize the unrealized gains and losses and fair value of these financial assets by significant investment category and their level within the fair value hierarchy (in thousands):

	June 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Level I	Level II	Level III
Financial Assets:
Cash Equivalents:
Money market funds	$462,057	$—	$—	$462,057	$462,057	$—	$—
Corporate bonds	2,999	—	—	2,999	—	2,999	—
	465,056	—	—	465,056	462,057	2,999	—
Marketable Securities:
Commercial paper	37,274	—	—	37,274	—	37,274	—
U.S. government notes	266,243	—	(494)	265,749	265,749	—	—
Corporate bonds	568,503	25	(1,999)	566,529	—	566,529	—
Agency securities	280,615	6	(926)	279,695	—	279,695	—
	1,152,635	31	(3,419)	1,149,247	265,749	883,498	—
Other Assets:
Money market funds - restricted	5,512	—	—	5,512	5,512	—	—
Total Financial Assets	$1,623,203	$31	$(3,419)	$1,619,815	$733,318	$886,497	$—

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Level I	Level II	Level III
Financial Assets:
Cash Equivalents:
Money market funds	$701,145	$—	$—	$701,145	$701,145	$—	$—
Agency securities	12,728	—	—	12,728	—	12,728	—
	713,873	—	—	713,873	701,145	12,728	—
Marketable Securities:
Commercial paper	11,924	—	—	11,924	—	11,924	—
U.S. government notes	137,025	—	(378)	136,647	136,647	—	—
Corporate bonds	313,080	20	(616)	312,484	—	312,484	—
Agency securities	215,923	2	(617)	215,308	—	215,308	—
	677,952	22	(1,611)	676,363	136,647	539,716	—
Other Assets:
Money market funds - restricted	5,505	—	—	5,505	5,505	—	—
Total Financial Assets	$1,397,330	$22	$(1,611)	$1,395,741	$843,297	$552,444	$—
We did not realize any other-than-temporary losses on our marketable securities for the three and six months ended June 30, 2018 and 2017. We invest in marketable securities that have maximum maturities of up to two years and are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these marketable securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those marketable securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are due primarily to changes in credit spreads and interest rates. We expect to realize the full value of these investments upon maturity or sale and therefore, we do not consider any of our marketable securities to be other-than-temporarily impaired as of June 30, 2018.
As of June 30, 2018, the contractual maturities of our investments did not exceed 24 months. The fair values of available-for-sale marketable securities, by remaining contractual maturity, are as follows (in thousands):

June 30, 2018
Due in 1 year or less	$781,299
Due in 1 year through 2 years	367,948
Total marketable securities	$1,149,247
The weighted-average remaining duration of our current marketable securities is approximately 0.8 years as of June 30, 2018. As we view these securities as available to support current operations, we classify securities with maturities beyond 12 months as current assets under the caption marketable securities in the accompanying unaudited condensed consolidated balance sheets.

3.    Financial Statements Details
Cash, Cash Equivalents and Restricted Cash
The following table is a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying condensed consolidated balance sheets that sum to the total of the same such amounts shown in the accompanying condensed consolidated statements of cash flows (in thousands):

	June 30, 2018	June 30, 2017
Cash and cash equivalents	$711,157	$823,475
Restricted cash included in other assets	5,512	5,499
Total cash, cash equivalents and restricted cash	$716,669	$828,974

Restricted cash included in other assets as of June 30, 2018 and June 30, 2017 primarily included $4.0 million pledged as collateral representing a security deposit required for a facility lease and $1.1 million related to a letter of credit issued to a business partner.
Accounts Receivable, Net
Accounts receivable, net consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Accounts receivable	$267,458	$254,881
Allowance for doubtful accounts	(183)	(112)
Product sales rebate and returns reserve	(6,358)	(7,423)
Accounts receivable, net	$260,917	$247,346
Inventories
Inventories consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$68,924	$69,673
Finished goods	176,515	236,525
Total inventories	$245,439	$306,198
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Inventory deposit	$25,273	$34,141
Prepaid income taxes	129,948	38,134
Other current assets	87,157	96,215
Other prepaid expenses and deposits	11,424	8,840
Total prepaid expenses and other current assets	$253,802	$177,330
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Equipment and machinery	$52,390	$47,711
Computer hardware and software	25,748	22,124
Furniture and fixtures	3,464	3,020
Leasehold improvements	32,202	30,548
Building	35,154	35,154
Construction-in-process	4,034	4,742
Property and equipment, gross	152,992	143,299
Less: accumulated depreciation	(79,256)	(69,020)
Property and equipment, net	$73,736	$74,279
Depreciation expense was $5.4 million and $5.0 million for the three months ended June 30, 2018 and 2017, respectively, and $10.7 million and $9.8 million for the six months ended June 30, 2018 and 2017, respectively.

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued payroll related costs	$40,896	$56,626
Accrued manufacturing costs	21,663	35,703
Accrued product development costs	4,362	21,201
Accrued warranty costs	8,182	7,415
Accrued professional fees	6,267	7,086
Accrued taxes	717	794
Other	4,606	5,002
Total accrued liabilities	$86,693	$133,827
Warranty Accrual
The following table summarizes the activity related to our accrued liability for estimated future warranty costs (in thousands):

	Six Months Ended June 30,
	2018	2017
Warranty accrual, beginning of period	$7,415	$6,744
Liabilities accrued for warranties issued during the period	3,813	3,944
Warranty costs incurred during the period	(3,046)	(2,426)
Warranty accrual, end of period	$8,182	$8,262
Contract Balances
The following table summarizes the activity related to our contract assets (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Contract assets, beginning balance	$—	$—
Add: Contract assets recognized	6,959	6,959
Contract assets, ending balance	$6,959	$6,959
The following table summarizes the activity related to our contract liabilities (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Contract liabilities, beginning balance	$18,838	$16,521
Less: Revenue recognized from beginning balance	(1,933)	(4,070)
Less: Beginning balance reclassified to deferred revenue	(906)	(731)
Add: Contract liabilities recognized	5,843	10,122
Contract liabilities, ending balance	$21,842	$21,842
As of June 30, 2018, $9.4 million of our contract liabilities was included in "Other current liabilities" with the remaining balance included in "Other long-term liabilities".

Deferred Revenue and Performance Obligations
Deferred revenue is comprised mainly of unearned revenue related to multi-year PCS contracts, services and product deferrals related to acceptance clauses. The following table summarizes the activity related to our deferred revenue (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Deferred revenue, beginning balance	$456,054	$498,740	(1)
Less: Revenue recognized from beginning balance	(112,998)	(238,557)
Add: Deferral of revenue in current period, excluding amounts recognized during the period	105,588	188,461
Deferred revenue, ending balance	$448,644	$448,644
_________________________________
(1) The beginning balance of the six months ended June 30, 2018 excluded the $16.5 million that was reclassified to other current liabilities and other long-term liabilities at January 1, 2018 as a result of our adoption of ASC 606. See Note 1 for details.

Revenue from Remaining Performance Obligations
Revenue from remaining performance obligations represents contracted revenue that has not yet been recognized, which includes contract liabilities and deferred revenue that will be recognized as revenue in future periods. As of June 30, 2018, approximately $470.5 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 79% of these remaining performance obligations over the next 2 years and 21% during the 3rd to the 5th year.
Other Income (Expense), Net
Other income (expense), net consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income	$7,964	$1,425	$13,348	$2,557
Unrealized loss on investments in privately-held companies, net	(9,100)	—	(9,100)	—
Other income (expense)	(353)	(306)	(894)	(413)
Total	$(1,489)	$1,119	$3,354	$2,144

4.    Investments
Investments in Privately-Held Companies
We adopted ASU 2016-01 in the three months ended March 31, 2018 (Refer to Note 1). As of June 30, 2018 and December 31, 2017, we held non-marketable equity investments of approximately $35.0 million and $36.1 million, respectively, in privately-held companies. These investments do not have readily determinable fair values and are measured using the measurement alternative.
Prior to 2018, we did not record any impairment losses for these investments. During the three and six months ended June 30, 2018, we recorded $1.2 million of unrealized gain on investments in one company after they were re-measured to fair value as of the date observable transactions occurred. In addition, during the three and six months ended June 30, 2018, we recorded $10.3 million of impairment loss on an investment. The unrealized gain and loss are classified in "Other income (expense), net" in our accompanying unaudited condensed consolidated statements of operations.
As of June 30, 2018, the carrying amount of these re-measured or impaired equity investments was $27.0 million, and were classified within Level III in the fair value hierarchy because we estimated the value of these investments using unobservable inputs supported by little or no market data in addition to an observable price change for similar investments issued by the same issuer in an inactive market.

5.    Commitments and Contingencies
Operating Leases
We lease various offices and data centers in North America, Europe, Asia and Australia under non-cancelable operating lease arrangements that expire on various dates through 2025. There have been no material changes in our future minimum payment obligations under our operating leases that existed as of December 31, 2017, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, except as follows. During the six months ended June 30, 2018, we entered into new leases primarily related to additional data center capacity and co-location services. As of June 30, 2018, the total minimum future payment commitment under these new leases was approximately $46.4 million, of which $1.0 million is due in 2018, with the remainder due in 2021 through 2028.
We recognize rent expense under these arrangements on a straight-line basis over the term of the leases. For the three months ended June 30, 2018 and 2017, rent expense for all operating leases amounted to $2.6 million and $2.6 million, respectively, and to $5.1 million and $5.0 million for the six months ended June 30, 2018 and 2017, respectively.
Financing Obligation—Build-to-Suit Lease
In August 2012, we executed a lease for a building then under construction in Santa Clara, California to serve as our headquarters. The lease term is 120 months and commenced in August 2013. The lease is accounted for as a financing obligation and the lease payments are attributed to (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense, representing an imputed cost to lease the underlying land of the building. There have been no material changes in our future minimum payment obligations under this financing lease, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. Land lease expense related to our lease financing obligation is classified as rent expense in our unaudited condensed consolidated statements of operations, and amounted to $0.3 million for the three months ended June 30, 2018 and 2017, and $0.6 million for the six months ended June 30, 2018 and 2017.
Purchase Commitments
We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf based on our forecasts in order to reduce manufacturing lead times and ensure adequate component supply. We issue purchase orders to our contract manufacturers for finished product and a significant portion of these orders consist of firm non-cancellable commitments. In addition, we purchase strategic component inventory from certain suppliers under purchase commitments that in some cases are non-cancellable, including integrated circuits, which are consigned to our contract manufacturers. As of June 30, 2018, we had non-cancellable purchase commitments of $269.6 million, of which $215.4 million was to our contract manufacturers and suppliers. We have not recorded a liability related to these purchase commitments. In addition, we have provided deposits to secure our obligations to purchase inventory. We had $28.0 million and $36.9 million in deposits as of June 30, 2018 and December 31, 2017, respectively. These deposits are classified in “Prepaid expenses and other current assets” and “Other assets” in our accompanying unaudited condensed consolidated balance sheets.
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
On April 14, 2014, we filed a cross-complaint against OptumSoft, in which we asserted our ownership of the software components at issue and our interpretation of the 2004 agreement. Among other things, we asserted that the language of the 2004 agreement and the parties’ long course of conduct support our ownership of the disputed software components. We asked the Court to declare our ownership of those software components, all similarly-situated software components developed in the future and all related intellectual property. We also asserted that, even if we are found not to own certain components, such components are licensed to us under the terms of the 2004 agreement. However, there can be no assurance that our assertions will ultimately prevail in litigation. On the same day, we also filed an answer to OptumSoft’s claims, as well as affirmative defenses based in part on OptumSoft’s failure to maintain the confidentiality of its claimed trade secrets, its authorization of the disclosures it asserts and its delay in claiming ownership of the software components at issue. We have also taken additional steps to respond to OptumSoft’s allegations that we improperly used and/or disclosed OptumSoft confidential information. While we believe we have meritorious defenses to these allegations, we believe we have (i) revised our software to remove the elements we understand to be the subject of the claims relating to improper use and disclosure of OptumSoft confidential information and made the revised software available to our customers and (ii) removed information from our website that OptumSoft asserted disclosed OptumSoft confidential information.
The parties tried Phase I of the case, relating to contract interpretation and application of the contract to certain claimed source code, in September 2015. On December 16, 2015, the Court issued a Proposed Statement of Decision Following Phase 1 Trial, and on January 8, 2016, OptumSoft filed objections to that Proposed Statement of Decision. On March 23, 2016, the Court issued a Final Statement of Decision Following Phase I Trial, in which it agreed with and adopted our interpretation of the 2004 agreement and held that we, and not OptumSoft, own all the software at issue in Phase I. The remaining issues that were not addressed in the Phase I trial are set to be tried in Phase II, including the application of the Court’s interpretation of the 2004 agreement as set forth in the Final Statement of Decision Following Phase I Trial to any other source code that OptumSoft claims to own following a review and the trade secret misappropriation and confidentiality claims. The Phase II Trial is set to begin on March 4, 2019.
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
Cisco Systems, Inc. (“Cisco”) Matters
Although we have reached a settlement with Cisco, as described in Note 10, we are currently involved in several litigation matters with Cisco Systems, Inc. These matters are summarized below.
Cisco Systems, Inc. v. Arista Networks, Inc. (Case No. 4:14-cv-05343) (“’43 Case”)
On December 5, 2014, Cisco filed a complaint against us in the District Court for the Northern District of California alleging that we infringe U.S. Patent Nos. 6,377,577; 6,741,592; 7,023,853; 7,061,875; 7,162,537; 7,200,145; 7,224,668; 7,290,164; 7,340,597; 7,460,492; 8,051,211; and 8,356,296 (respectively, “the ’577 patent,” “the ’592 patent,” “the ’853 patent,” “the ’875 patent,” “the ’537 patent,” “the ’145 patent,” “the ’668 patent,” “the ’164 patent,” “the ’597 patent,” “the ’492 patent,” “the ’211 patent,” and “the ’296 patent”). Pursuant to the settlement with Cisco, as described in Note 10, the ’43 Case will be dismissed following execution of a final agreement with Cisco.
Cisco Systems, Inc. v. Arista Networks, Inc. (Case No. 5:14-cv-05344) (“’44 Case”)
On December 5, 2014, Cisco filed a complaint against us in the District Court for the Northern District of California alleging that we infringe numerous copyrights pertaining to Cisco’s “Command Line Interface” or “CLI” and U.S. Patent Nos.

7,047,526 and 7,953,886 (respectively, “the ’526 patent” and “the ’886 patent”). As relief for our alleged copyright infringement, Cisco seeks monetary damages for alleged lost profits, profits from our alleged infringement, statutory damages, attorney’s fees, and associated costs. The ’526 patent is subject to a non-appealable final judgment of non-infringement and the ’886 patent was dismissed with prejudice.
On December 14, 2016, following a two-week trial, a jury found that we had proven our copyright defense of scenes a faire. Cisco filed a notice of appeal on June 6, 2017. Cisco did not appeal the jury’s noninfringement verdict on the ’526 patent but did appeal the jury’s finding that we established the defense of scenes a faire. The matter is fully briefed, and the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) heard oral argument on June 6, 2018. The Federal Circuit has not yet issued a decision. Pursuant to the settlement with Cisco, the ’44 Case will continue until either the judge vacates the judgment or all appeals on the judgment are exhausted, at which time the case will be dismissed, and if the Federal Circuit overturns the scenes a faire verdict or remands the case to the district court for further proceedings Arista will make certain limited changes to its CLI and no further settlement amounts will be paid.
Arista Networks, Inc. v. Cisco Systems, Inc. (Case No. 5:16-cv-00923) (“’23 Case”)
On February 24, 2016, we filed a complaint against Cisco in the District Court for the Northern District of California alleging antitrust violations and unfair competition. On August 6, 2018, the Court vacated trial in light of the settlement with Cisco as describe in Note 10. Pursuant to the settlement with Cisco, the ’23 Case will be dismissed following execution of a final agreement with Cisco.
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
On February 2, 2016, the Administrative Law Judge (“ALJ”) issued his initial determination finding a violation of Section 337. The ALJ found that a violation had occurred in the importation into the United States, the sale for importation or the sale within the United States after importation, of certain network devices, related software, and components thereof that the ALJ found infringed asserted claims 1, 2, 8-11, and 17-19 of the ’537 patent; asserted claims 6, 7, 20, and 21 of the ’592 patent; and asserted claims 5, 7, 45, and 46 of the ’145 patent. The ALJ did not find a violation of Section 337 with respect to any asserted claims of the ’597 and ’164 patents. Cisco dropped the ’296 patent before the hearing. On June 23, 2016, the USITC issued its Final Determination, which found a violation with respect to the ’537, ’592, and ’145 patents, and found no violation with respect to the ’597 and ’164 patents. The USITC also issued a limited exclusion order and a cease and desist order pertaining to network devices, related software, and components thereof that infringe one or more of claims 1, 2, 8-11, and 17-19 of the ’537 patent; claims 6, 7, 20, and 21 of the ’592 patent; and claims 5, 7, 45, and 46 of the ’145 patent. On August 22, 2016, the Presidential review period for the 944 Investigation expired. The USITC orders will be in effect until the expiration of the ’537, ’592, and ’145 patents.
Both we and Cisco filed petitions for review of the USITC’s Final Determination to the Federal Circuit. The appeal was fully briefed and oral argument was held on June 6, 2017. On September 27, 2017, the Federal Circuit affirmed the USITC’s Final Determination.
In response to the USITC’s findings in the 944 Investigation, we made design changes to our products for sale in the United States to address the features that were found to infringe the ’537, ’592, and ’145 patents. Following the issuance of the final determination in the 944 Investigation, we submitted a Section 177 ruling request to CBP seeking approval to import these redesigned products into the United States.
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

On April 7, 2017, we received a 177 ruling from CBP finding that our redesigned products did not infringe the relevant claims of the ’537, ’592, and ʼ145 patents, and approving the importation of those redesigned products into the United States.
On June 20, 2017, the ALJ issued his initial determination finding that we did not violate the June 23, 2016 cease and desist order. The initial determination also recommended a civil penalty of $307 million if the USITC decided to overturn the finding of no violation. On July 3, 2017, the parties filed petitions for review of certain findings in the initial determination.
On August 4, 2017, the USITC issued an order remanding the investigation to the ALJ to make additional findings on certain issues and issue a remand initial determination. The USITC ordered the ALJ to set a schedule for completion of any necessary remand proceedings and a new target date for the enforcement action (the “944 Enforcement Action”). The ALJ held a hearing on February 1, 2018 and issued a remand initial determination on June 4, 2018, again finding that we did not violate the June 23, 2016 cease and desist order. The parties have submitted additional petition for review briefing and the USITC is scheduled to issue a final determination on September 11, 2018. In light of the settlement with Cisco, the parties have filed a joint request to stay the remaining briefing and target dates in the 944 Enforcement Action to halt further activity. Pursuant to the settlement with Cisco, the 944 Enforcement Investigation will be terminated and the remedial orders suspended following execution of a final agreement with Cisco.
Certain Network Devices, Related Software, and Components Thereof (Inv. No. 337-TA-945) (“945 Investigation”)
On December 19, 2014, Cisco filed a complaint against us in the USITC alleging that we violated Section 337. The USITC instituted Cisco’s complaint as Investigation No. 337-TA-945. The remedial orders from the 945 Investigation are no longer in effect and will terminate when the USPTO issues a certificate cancelling the asserted claims of the ’668 patent based on the IPR proceeding described below.
Inter Partes Reviews
We have filed petitions for Inter Partes Review of the ’597, ’211, ’668, ’853, ’537, ’577, ’886, and ’526 patents. IPRs relating to the ’597 (IPR No. 2015-00978) and ’211 (IPR No. 2015-00975) patents were instituted in October 2015 and hearings on these IPRs were completed in July 2016. On September 28, 2016, the PTAB issued a final written decision finding claims 1, 14, 39-42, 71, 72, 84, and 85 of the ’597 patent unpatentable. The PTAB also found that claims 29, 63, 64, 73, and 86 of the ’597 patent had not been shown to be unpatentable. On October 5, 2016, the PTAB issued a final written decision finding claims 1 and 12 of the ’211 patent unpatentable. The PTAB also found that claims 2, 6-9, 13, and 17-20 of the ’211 patent had not been shown to be unpatentable. Both parties have appealed the final written decisions on the ’211 and ’537 patent IPRs. The hearing for the ’211 IPR appeal was held in March 2018, and on March 28, 2018, the Federal Circuit remanded the matter back to the PTAB for further proceedings.
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
* * * * *
Although we have reached a settlement with Cisco, as describe in Note 10, the Cisco lawsuits, as summarized in the preceding paragraphs, remain active subject to a final agreement with Cisco and we remain subject to the exclusion order issued in the 944 Investigation. In light of the settlement with Cisco, the parties are planning to seek suspension of this enforcement proceeding.
If the 944 Enforcement Action is not stayed and/or terminated and if the USITC determines that our redesigned products infringe any of the patents that are the subject of USITC remedial orders, those redesigned products will also be barred from import into the United States, or sale after importation. In addition, the USITC may impose the maximum statutory civil penalties for violation of the cease and desist order “including monetary sanctions for each day’s violation of the cease and desist order of the greater of $100,000 or twice the domestic value of the articles entered or sold, whichever is higher,” bring a civil action in U.S. district court “requesting collection of such civil penalties and the issuance of a mandatory injunction preventing further violation of Cease and Desist Order,” or impose “such other remedies and sanctions as are appropriate and within the Commission’s authority.” In the 944 Enforcement Action, the ALJ recommended a civil penalty of $307 million if the USITC were to reverse the ALJ’s finding of no violation. Any such finding by the USITC in the 944 Enforcement Action could materially and adversely affect our business, prospects, reputation, results of operations and financial condition.
An adverse finding in the 944 Enforcement Action would take effect immediately upon USITC’s issuance of the final determination, without any Presidential review period. To address such a finding, we would have to further redesign our products to make them non-infringing, and until we made such changes we would not be able to import or ship our products to customers in the United States. Our further redesign efforts could be extremely costly and time consuming as well as disruptive to our other development activities and distracting to management. We may not be able to further redesign the products in a manner that does not continue to infringe the patents or that is acceptable to customers. We may not be able to complete, and our customers may not be able to qualify, such further redesigned products in a timely fashion, if at all, following the issuance of an adverse final determination, leading to a delay or cancellation of purchases by some customers until those redesigned products are qualified or accepted by such customers, a rejection or return of our redesigned products by some customers or a loss of sales to some customers who are unable to qualify or accept the redesigned products. Our redesign efforts could be extremely costly and time consuming as well as disruptive to our other development activities and distracting to management.
Other Matters
In the ordinary course of business, we are a party to other claims and legal proceedings including matters relating to commercial, employee relations, business practices and intellectual property.
We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2018, provisions recorded for contingent losses related to other claims and matters have not been significant. Based on currently available information, management does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable, and believes these other matters are not likely, individually and in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.
6.    Equity Award Plan Activities
2014 Equity Incentive Plan
Effective January 1, 2018, our board of directors authorized an increase of 2,211,176 shares to the shares available for issuance under the 2014 Equity Incentive Plan (the “2014 Plan”). Pursuant to the 2014 Plan, the 2018 share increase is determined based on the lesser of 3% of total shares of common stock outstanding as of December 31, 2017, 12,500,000 shares, or such amount as determined by our board of directors. As of June 30, 2018, there remained approximately 23.3 million shares available for issuance under the 2014 Plan.
2014 Employee Stock Purchase Plan
Effective January 1, 2018, our board of directors authorized an increase of 737,058 shares to shares available for issuance under our 2014 Employee Stock Purchase Plan (the “ESPP”). Pursuant to the ESPP, the 2018 share increase is determined based the lesser of 1% of the total shares of common stock outstanding on December 31, 2017, 2,500,000 shares, or such amount as determined by our board of directors. As of June 30, 2018, there remained approximately 2,615,207 shares available for issuance under the ESPP.
During the three and six months ended June 30, 2018, we issued 108,890 shares at a weighted-average purchase price of $67.09 under the ESPP.

Stock Option Activities
The following table summarizes the option activity under our stock plans and related information (in thousands, except years and per share amounts):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years) of Stock Options	Aggregate Intrinsic Value of Stock Options Outstanding
Balance—December 31, 2017	7,024	$33.05	6.1	$1,422,637
Options granted	82	244.20
Options exercised	(720)	29.87
Options canceled	(25)	42.79
Balance—June 30, 2018	6,361	$36.10	5.7	$1,408,382
Vested and exercisable—June 30, 2018	2,827	$22.87	5.1	$663,243
Restricted Stock Unit (RSU) Activities
A summary of the RSU activity under our stock plans and related information are presented below (in thousands, except years and per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Unvested balance—December 31, 2017	1,537	$104.29	1.6	$362,119
RSUs granted	185	275.87
RSUs vested	(274)	91.96
RSUs forfeited/canceled	(42)	128.81
Unvested balance—June 30, 2018	1,406	$128.50	1.6	$361,923
Shares Available for Grant
The following table presents the stock activity and the total number of shares available for grant under the 2014 Plan as of June 30, 2018 (in thousands):

Number of Shares
Balance—December 31, 2017	13,512
Authorized	2,211
Options granted	(82)
RSUs granted	(185)
Options canceled	25
RSUs forfeited	42
Shares traded for taxes	19
Balance—June 30, 2018	15,542

Stock-Based Compensation Expense
Total stock-based compensation expense related to options, restricted stock units and employee stock purchase rights granted were allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$1,236	$1,087	$2,438	$2,111
Research and development	11,745	10,342	22,690	19,929
Sales and marketing	6,274	4,080	12,234	7,536
General and administrative	3,223	2,891	5,967	5,263
Total stock-based compensation	$22,478	$18,400	$43,329	$34,839
As of June 30, 2018, unrecognized stock-based compensation expenses by award type and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	June 30, 2018
	Stock Option	RSU	ESPP
Unrecognized stock-based compensation expense	$64,927	$166,063	$3,470
Weighted-average amortization period	3.7 years	3.4 years	1.0 year

7.    Net Income (Loss) Per Share Available to Common Stock
The following table sets forth the computation of our basic and diluted net income (loss) per share available to common stock (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Basic:
Net income (loss)	$(155,269)	$102,685	$(10,731)	$185,646
Less: undistributed earnings (loss) allocated to participating securities	82	(231)	6	(507)
Net income (loss) available to common stockholders, basic	$(155,187)	$102,454	$(10,725)	$185,139
Diluted:
Net income (loss) attributable to common stockholders, basic	$(155,187)	$102,454	$(10,725)	$185,139
Add: undistributed earnings (loss) allocated to participating securities	—	20	—	43
Net income (loss) attributable to common stockholders, diluted	$(155,187)	$102,474	$(10,725)	$185,182
Denominator:
Basic:
Weighted-average shares used in computing net income (loss) per share available to common stockholders, basic	74,503	71,992	74,250	71,555
Diluted:
Weighted-average shares used in computing net income (loss) per share available to common stockholders, basic	74,503	71,992	74,250	71,555
Add weighted-average effect of dilutive securities:
Stock options and RSUs	—	6,625	—	6,474
Employee stock purchase plan	—	139	—	137
Weighted-average shares used in computing net income (loss) per share available to common stockholders, diluted	74,503	78,756	74,250	78,166
Net income (loss) per share attributable to common stockholders:
Basic	$(2.08)	$1.42	$(0.14)	$2.59
Diluted	$(2.08)	$1.30	$(0.14)	$2.37
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share available to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options and RSUs to purchase common stock	8,011	18	8,168	103
Employee stock purchase plan	145	—	132	—
Total	8,156	18	8,300	103

8.    Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in thousands, except percentages)
Income (loss) before income taxes	$(241,972)	$117,130	$(99,078)	$190,858
Provision for (benefit from) income taxes	$(86,703)	$14,445	$(88,347)	$5,212
Effective tax rate	35.8%	12.3%	89.2%	2.7%
The effective tax rates above reflect tax benefits recorded on pre-tax losses in the three and six months ended June 30, 2018, compared to tax expense recorded on pre-tax income in the comparable periods in 2017 and are reflective of a federal and state tax benefit on the $405.0 million charge related to the legal settlement recorded in the three and six months ended June 30, 2018 as well as a lower U.S. corporate tax rate beginning fiscal 2018 under the Tax Cuts and Jobs Act (“Tax Act”) passed in December 2017.  In all periods, excess tax benefits attributable to equity compensation also significantly benefit the effective tax rate. During periods where we experience pre-tax losses, excess tax benefits will generally increase the effective income tax rate above the statutory rate, whereas during periods where we experience pre-tax profits, they will reduce the effective income tax rate below the statutory rate.
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
The Tax Act includes provisions for Global Intangible Low-Taxed Income (“GILTI”) wherein taxes on foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations. This income will effectively be taxed at a 10.5% tax rate in general. Our deferred tax assets and liabilities are still being evaluated to determine if they should be recognized for the basis differences expected to reverse as a result of GILTI provisions that are effective for us after the calendar year ending December 31, 2017. Because of the complexity of the new provisions, we are continuing to evaluate how the provisions will be accounted for under U.S. GAAP wherein companies are allowed to make an accounting policy election of either (i) account for GILTI as a component of tax expense in the period in which we are subject to the rules (the “period cost method”), or (ii) account for GILTI in our measurement of deferred taxes (the “deferred method”). Currently, we have not elected a method but we have included an estimate of the impact to our effective tax rate for the year ended December 31, 2018. A formal election will only be made after our completion of the analysis of the GILTI provisions and the release of new regulations providing further insight into the new rules. Our election method will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in our taxable income related to GILTI and, if so, the impact that is expected.
As of June 30, 2018, we have not yet completed our accounting for the tax effects of the enactment of the Tax Act. We recognized a provisional tax amount of $51.8 million in the fourth quarter of 2017 for the transition tax liability and the revaluation of our deferred income taxes as a result of the rate change. In the six months ended June 30, 2018, we did not revise this estimate. In addition, we recorded a reasonable estimate for the effect of the new legislation as discussed above, which impacts the US income tax liabilities for the year ending December 31, 2018. Our estimates may also be affected as we gain a more thorough understanding of the tax law. These changes could be material to income tax expense. We will continue to refine our estimates related to the impact of the Tax Act during the one year measurement period allowed under Staff Accounting Bulletin 118 (“SAB 118”).
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

9.    Segment Information
We have determined that we operate as one reportable segment. The following table represents revenue based on the customer’s location, as determined by the customer’s shipping address (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Americas	$377,460	$304,020	$692,958	$568,883
Europe, Middle East and Africa	101,811	77,367	223,697	120,101
Asia-Pacific	40,574	23,824	75,679	51,702
Total revenue	$519,845	$405,211	$992,334	$740,686
Long-lived assets, excluding intercompany receivables, investments in subsidiaries, privately-held equity investments and deferred tax assets, net by location are summarized as follows (in thousands):

	June 30, 2018	December 31, 2017
United States	$68,003	$69,128
International	5,733	5,151
Total	$73,736	$74,279

10.    Subsequent Events
Acquisition of Mojo Networks, Inc.
On August 2, 2018, we completed the acquisition of Mojo Networks, Inc., a provider of Cognitive WiFi and cloud-managed wireless networking solutions. The transaction will be included in our condensed consolidated financial statements in the quarter ended September 30, 2018 and will be financed from our existing cash balance.
Settlement of Cisco Lawsuits
On August 6, 2018, we entered into a binding term sheet with Cisco which, upon execution of a final agreement, will result in the dismissal of all pending district court and USITC litigation between the parties. Under the binding term sheet, we will pay Cisco $400.0 million by August 20, 2018. Cisco will grant us a release for all claims of infringement with respect to the patent infringement allegations against us in the pending litigation, and we will grant Cisco a release from all past antitrust claims. These mutual releases will extend to the Company's and Cisco’s customers, contract manufacturers, and partners. The parties have further agreed to a five-year stand-down period as to any utility patent infringement claims either may have against features currently implemented in the other party’s products and services, with some carve-outs for products stemming from acquired companies. The parties further agreed to a three-year dispute resolution process for allegations by either party against new and/or modified features in the other party’s products. We also agreed to make certain modifications to our Command Line Interface (“CLI”).
As a result of the agreement described above, we recorded a legal settlement charge of $405.0 million to operating expenses, which included legal fees associated with the settlement, and a corresponding income tax benefit of $99.0 million in the three and six months ended June 30, 2018.  Correspondingly, we recorded $405.0 million in accrued legal settlement charges, $85.0 million in prepaid expenses and other current assets relating to prepaid income taxes, and $14.0 million in deferred tax assets in our condensed consolidated balance sheet as of June 30, 2018.

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
On August 6, 2018, we entered into a binding term sheet with Cisco pursuant to which we will pay Cisco $400.0 million, and upon execution of a final agreement, will result in the dismissal of all pending district court and USITC litigation between the parties. Cisco will grant us a release for all claims of infringement with respect to the patent infringement allegations against us in the pending litigation, and we will grant Cisco a release from all past antitrust claims. These mutual releases will extend to the Company’s and Cisco’s customers, contract manufacturers, and partners. The parties have further agreed to (i) a five-year stand-down period as to any utility patent infringement claims either may have against features currently implemented in the other party’s products and services, and (ii) a three-year dispute resolution process for allegations by either party against new and/or modified features in the other party’s products. We also agreed to make certain modifications to our Command Line Interface (“CLI”).
Furthermore, in order to comply with the previously issued limited exclusion order and cease and desist orders in the 944 Investigation and the 945 Investigation as described in Note 5 of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, we have made design changes to our products for sale in the United States. As of June 30, 2018, final certification of the redesigns for the 945 Investigation had been completed in almost all cases, with minimal ongoing activities around some unique requirements. Following the expiration of the ’577 patent on July 1, 2018 and the invalidation of the relevant claims of the ’668 patent, beginning in the third quarter of 2018, features previously covered by the exclusion and cease and desist orders may be re-incorporated into our products. We will need to work with customers on any resulting changes to our products, including the completion of any required re-qualification procedures, the timing of which could result in an impact to our business, our revenue and our deferred revenue balances.
Results of Operations
The following table summarizes historical results of operations for the periods presented and as a percentage of revenue for those periods. We have derived the data for the three and six months ended June 30, 2018 and 2017 from our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in thousands)
Consolidated Statements of Operations Data:
Revenue
Product	$444,767	$353,904	$852,384	$645,271
Service	75,078	51,307	139,950	95,415
Total revenue	519,845	405,211	992,334	740,686
Cost of revenue (1)
Product	171,622	134,406	328,313	244,242
Service	14,340	11,028	27,219	22,457
Total cost of revenue	185,962	145,434	355,532	266,699
Gross profit	333,883	259,777	636,802	473,987
Operating expenses (1)
Research and development	104,078	81,194	206,440	162,804
Sales and marketing	46,188	38,630	88,328	75,657
General and administrative	18,420	23,319	38,099	45,474
Legal settlement	405,000	—	405,000	—
Total operating expenses	573,686	143,143	737,867	283,935
Income (loss) from operations	(239,803)	116,634	(101,065)	190,052
Other income (expense), net
Interest expense	(680)	(623)	(1,367)	(1,338)
Other income (expense), net	(1,489)	1,119	3,354	2,144
Total other income (expense), net	(2,169)	496	1,987	806
Income (loss) before income taxes	(241,972)	117,130	(99,078)	190,858
Provision for (benefit from) income taxes	(86,703)	14,445	(88,347)	5,212
Net income (loss)	$(155,269)	$102,685	$(10,731)	$185,646
__________________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in thousands)
Stock-Based Compensation Expense:
Cost of revenue	$1,236	$1,087	$2,438	$2,111
Research and development	11,745	10,342	22,690	19,929
Sales and marketing	6,274	4,080	12,234	7,536
General and administrative	3,223	2,891	5,967	5,263
Total stock-based compensation	$22,478	$18,400	$43,329	$34,839

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(as a percentage of revenue)
Revenue
Product	85.6%	87.3%	85.9%	87.1%
Service	14.4	12.7	14.1	12.9
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Product	33.0	33.2	33.1	33.0
Service	2.8	2.7	2.7	3.0
Total cost of revenue	35.8	35.9	35.8	36.0
Gross margin	64.2	64.1	64.2	64.0
Operating expenses
Research and development	20.0	20.0	20.9	22.0
Sales and marketing	8.9	9.5	8.9	10.2
General and administrative	3.5	5.8	3.8	6.1
Legal settlement	77.9	—	40.8	—
Total operating expenses	110.3	35.3	74.4	38.3
Income (loss) from operations	(46.1)	28.8	(10.2)	25.7
Interest expense	(0.1)	(0.2)	(0.1)	(0.2)
Other income (expense), net	(0.3)	0.3	0.3	0.3
Total other income (expense), net	(0.4)	0.1	0.2	0.1
Income (loss) before income taxes	(46.5)	28.9	(10.0)	25.8
Provision for (benefit from) income taxes	(16.6)	3.6	(8.9)	0.7
Net income (loss)	(29.9)%	25.3%	(1.1)%	25.1%

Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended June 30, 2017
Revenue, Cost of Revenue and Gross Profit (in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change in		2018	2017	Change in
	$	$	$	%	$	$	$	%
Revenue
Product	$444,767	$353,904	$90,863	25.7%	$852,384	$645,271	$207,113	32.1%
Service	75,078	51,307	23,771	46.3	139,950	95,415	44,535	46.7
Total revenue	519,845	405,211	114,634	28.3	992,334	740,686	251,648	34.0
Cost of revenue
Product	171,622	134,406	37,216	27.7	328,313	244,242	84,071	34.4
Service	14,340	11,028	3,312	30.0	27,219	22,457	4,762	21.2
Total cost of revenue	185,962	145,434	40,528	27.9	355,532	266,699	88,833	33.3
Gross profit	$333,883	$259,777	$74,106	28.5%	$636,802	$473,987	$162,815	34.4%
Gross margin	64.2%	64.1%			64.2%	64.0%

Revenue by Geography (in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	% of Total	2017	% of Total	2018	% of Total	2017	% of Total
Americas	$377,460	72.6%	$304,020	75.0%	$692,958	69.8%	$568,883	76.8%
Europe, Middle East and Africa	101,811	19.6	77,367	19.1	223,697	22.5	120,101	16.2
Asia-Pacific	40,574	7.8	23,824	5.9	75,679	7.7	51,702	7.0
Total revenue	$519,845	100.0%	$405,211	100.0%	$992,334	100.0%	$740,686	100.0%
Revenue
Product revenue increased $90.9 million, or 25.7%, and $207.1 million, or 32.1%, in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increases were primarily driven by sales to our existing customers as they continued to expand their businesses. In addition, our newer switch products have continued to gain market acceptance, which has contributed to our revenue growth. Service revenue increased $23.8 million, or 46.3%, and $44.5 million, or 46.7% in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017 as a result of continued growth in initial and renewal support contracts as our customer installed base has continued to expand. We continue to experience pricing pressure on our products and services due to competition, but demand for our products and growth in our installed base has more than offset this pricing pressure.
Excluding the reclassification to other current and noncurrent liabilities in connection with our adoption of ASC 606 on January 1, 2018, deferred revenue decreased $50.1 million from December 31, 2017 to June 30, 2018, which was primarily due to a decrease in deferred product revenue as customers completed certification and acceptance of our 945 Investigation-related product redesigns, partially offset by an increase in deferred service revenue.
We expect our revenue may vary from period to period based on, among other things, the timing and size of orders, the delivery and acceptance of products, and the impact of significant transactions.  In addition, while we expect our revenue to continue to grow in absolute dollars on a year-over-year basis, our revenue growth rates are expected to decline as our business scales.
Cost of Revenue and Gross Margin
Cost of revenue primarily consists of amounts paid for inventory to our third-party contract manufacturers and merchant silicon vendors, overhead costs in our manufacturing operations department, and other manufacturing-related costs associated with manufacturing our products and managing our inventory. Cost of revenue increased $40.5 million, or 27.9%, and $88.8 million, or 33.3%, in the three and six months ended June 30, 2018 compared to the same periods in 2017. The increases in cost of revenue were primarily due to the corresponding increases in product revenues. We expect our cost of product revenue to continue to increase as our product revenue increases. Cost of providing PCS and other services consists primarily of personnel costs for our global customer support organization.
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including sales to large end customers who generally receive lower pricing, manufacturing-related costs including costs associated with supply chain sourcing activities, merchant silicon costs, the mix of products sold, and excess/obsolete inventory write-downs, including charges for excess/obsolete component inventory held by our contract manufacturers. Gross margin remained consistent, increasing slightly from 64.1% to 64.2% for the three months ended June 30, 2018 and 64.0% to 64.2% for the six months ended June 30, 2018 compared to the same periods in 2017. These increases were primarily driven by relatively fixed manufacturing overhead and service costs as we scaled our business, partially offset by a decrease in product margins due primarily to product mix. We expect our gross margins to fluctuate over time, depending on the factors described above.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change in		2018	2017	Change in
	$	$	$	%	$	$	$	%
Operating expenses:
Research and development	$104,078	$81,194	$22,884	28.2%	$206,440	$162,804	$43,636	26.8%
Sales and marketing	46,188	38,630	7,558	19.6	88,328	75,657	12,671	16.7
General and administrative	18,420	23,319	(4,899)	(21.0)	38,099	45,474	(7,375)	(16.2)
Legal settlement	405,000	—	405,000	*	405,000	—	405,000	*
Total operating expenses	$573,686	$143,143	$430,543	300.8%	$737,867	$283,935	$453,932	159.9%
____________________
* Not meaningful.
Research and development.
Research and development expenses increased $22.9 million, or 28.2%, and $43.6 million, or 26.8%, for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increases in the three and six months ended June 30, 2018 included a $12.7 million and a $23.7 million increase in personnel costs, including stock-based compensation and corporate bonuses, driven primary by headcount growth, and a $3.9 million and a $14.5 million increase in third-party engineering costs, driven by additional development projects. In addition, research and development related facilities and IT costs increased $2.7 million and $4.6 million in each period reflecting ongoing headcount growth and higher IT and other consulting costs.
We expect our research and development expenses to increase in absolute dollars as we continue to invest heavily in software development in order to expand the capabilities of our cloud networking platform, introduce new products and features and build upon our technology leadership.
Sales and marketing.
Sales and marketing expenses increased $7.6 million, or 19.6%, and $12.7 million, or 16.7%, for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increase in each period was driven by personnel costs which increased by $5.4 million and $10.1 million due to growth in headcount. In addition, sales support related costs increased by $1.6 million and $1.8 million in each period, reflecting our increased investment in supporting our sales infrastructure and expanding our customer base.
We expect our sales and marketing expenses to increase in absolute dollars as we continue to expand our sales and marketing efforts worldwide.
General and administrative.
General and administrative expenses decreased $4.9 million, or 21.0%, and $7.4 million, or 16.2%, for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The decrease in each period was primarily related to litigation related expenses associated with our ongoing Cisco legal matters, including a $6.2 million decrease in bond costs associated with the importation and sale of affected products and components during the presidential review period of the 945 investigation, which expired in July 2017, and a $2.2 million and a $6.6 million decrease in each period in litigation fees due to a reduced level of litigation activities. These decreases were partially offset by a $2.1 million and a $2.2 million increase in each period in other legal and professional fees, and a $0.5 million and a $1.5 million increase in each period in personnel costs, including increased stock-based compensation, driven by increased headcount.
We expect our general and administrative expenses to fluctuate in absolute dollars from period to period depending on the timing and progress of our litigation activities.
Legal settlement.
During the three months ended June 30, 2018, we recorded $405.0 million in legal settlement expenses in connection with the binding term sheet that was entered into on August 6, 2018 between the Company and Cisco. See Note 10 of Notes to Condensed Consolidated Financial Statements for further discussion.

Other Income (Expense), Net (in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change in		2018	2017	Change in
	$	$	$	%	$	$	$	%
Other income (expense), net:
Interest expense	$(680)	$(623)	$(57)	9.1%	$(1,367)	$(1,338)	$(29)	2.2%
Other income (expense), net	(1,489)	1,119	(2,608)	(233.1)	3,354	2,144	1,210	56.4
Total other income (expense), net	$(2,169)	$496	$(2,665)	(537.3)%	$1,987	$806	$1,181	146.5%
During the three and six months ended June 30, 2018, interest income increased by $6.5 million and $10.8 million, respectively, compared to the same periods of 2017, as we continued to generate cash and expand our marketable securities portfolios. In addition, during the three months ended June 2018, we recorded a $9.1 million net unrealized loss on our investments in privately-held companies. See Note 4 of Notes to Condensed Consolidated Financial Statements for further discussion.
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
Provision for (Benefit from) Income Taxes (in thousands, except percentages)
We operate in a number of tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax. Generally, our U.S. tax obligations are reduced by a credit for foreign income taxes paid on these earnings which avoids double taxation. Our tax expense to date consists of federal, state and foreign current and deferred income taxes.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change in		2018	2017	Change in
	$	$	$	%	$	$	$	%
Income (loss) before income taxes	$(241,972)	$117,130	$(359,102)	(306.6)%	$(99,078)	$190,858	$(289,936)	(151.9)%
Provision for (benefit from) income taxes	$(86,703)	$14,445	$(101,148)	(700.2)%	$(88,347)	$5,212	$(93,559)	(1,795.1)%
Effective tax rate	35.8%	12.3%			89.2%	2.7%
The effective tax rates above reflect tax benefits recorded on pre-tax losses in the three and six months ended June 30, 2018, compared to tax expense recorded on pre-tax income in the comparable periods in 2017 and are reflective of a federal and state tax benefit on the $405.0 million charge related to the legal settlement recorded in the three and six months ended June 30, 2018 as well as a lower U.S. corporate tax rate beginning fiscal 2018 under the Tax Act passed in December 2017.  In all periods, excess tax benefits attributable to equity compensation also significantly benefit the effective tax rate. During periods where we experience pre-tax losses, excess tax benefits will generally increase the effective income tax rate above the statutory rate, whereas during periods where we experience pre-tax profits, they will reduce the effective income tax rate below the statutory rate.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; and (5) creating the BEAT, a new minimum tax.
The Tax Act includes provisions for GILTI wherein taxes on foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations. This income will effectively be taxed at a 10.5% tax rate in general. Our deferred tax assets and liabilities are still being evaluated to determine if they should be recognized for the basis differences expected to reverse as a result of GILTI provisions that are effective for us after the calendar year ending December 31, 2017. Because of the complexity of the new provisions, we are continuing to evaluate how the provisions will be accounted for under U.S. GAAP wherein companies are allowed to make an accounting policy election of either (i) account for GILTI as a component of tax expense in the period in which we are subject to the rules (the “period cost method”), or (ii) account for GILTI in our measurement of deferred taxes (the “deferred method”). Currently, we have not elected a method but we have included an estimate of the impact to our effective tax rate for the year ended December 31, 2018. A formal election will only be made after our completion of the analysis of the GILTI provisions and our election method will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in our taxable income related to GILTI and, if so, the impact that is expected.
As of June 30, 2018, we have not yet completed our accounting for the tax effects of the enactment of the Tax Act. We recognized a provisional tax amount of $51.8 million in the fourth quarter of 2017 for the transition tax liability and the revaluation of our deferred income taxes as a result of the rate change. In the six months ended June 30, 2018, we did not revise this estimate. In addition, we recorded a reasonable estimate for the effect of the new legislation as discussed above, which impacts the US income tax liabilities for the year ending December 31, 2018. Our estimates may also be affected as we gain a more thorough understanding of the tax law. These changes could be material to income tax expense. We will continue to refine our estimates related to the impact of the Tax Act during the one year measurement period allowed under SAB 118.
On July 24, 2018, in the case of Altera Corp. v. Commissioner, the U.S. Court of Appeals for the Ninth Circuit ("Ninth Circuit") reversed a 2015 decision of the U.S. Tax Court that had found U.S. Treasury Regulations requiring the inclusion of stock-based compensation in intercompany cost-sharing arrangements to be invalid ("Tax Court Decision").  On August 7, 2018, the Ninth Circuit withdrew its opinion to reverse the Tax Court Decision to allow time for a reconstituted panel to confer on the appeal.  We are currently evaluating the impact of these decisions on our financial statements, which may adversely affect our effective tax rate in future periods.
Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of June 30, 2018, our total balance of cash, cash equivalents and marketable securities was $1.9 billion, of which approximately $206.0 million was held outside the U.S. in our foreign subsidiaries.
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
Cash Flows

	Six Months Ended June 30,
	2018	2017 As Adjusted (1)

	(in thousands)
Cash provided by operating activities	$326,125	$242,095
Cash used in investing activities (1)	(496,972)	(11,676)
Cash provided by financing activities	23,426	25,976
Effect of exchange rate changes	(607)	411
Net increase/(decrease) in cash, cash equivalents and restricted cash	$(148,028)	$256,806
___________________________
(1) Cash used in investing activities for the six months ended June 30, 2017 was adjusted as a result of our adoption of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, in the first quarter of 2018. See Note 1 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Cash Flows from Operating Activities
During the six months ended June 30, 2018, cash provided by operating activities was $326.1 million, primarily from net loss of $10.7 million with non-cash adjustments to net income of $44.7 million, and a net increase of $292.2 million in cash from changes in our operating assets and liabilities. The increase in cash from changes in operating assets and liabilities was primarily due to a $405.0 million legal settlement liability accrued in the second quarter of 2018 in connection with the legal settlement with Cisco under the binding term sheet entered into on August 6, 2018, a $60.8 million decrease in inventories driven by improved inventory management and timing of receipts, and a $6.7 million increase in income taxes payable. These cash inflows were partially offset by cash outflows of $72.4 million from an increase in prepaid expenses and other current assets primarily due to higher prepaid income taxes in connection with an income tax benefit associated with the legal settlement charges referenced above, offset partially by lower deferred costs of inventory associated with the lower product revenue deferrals referenced below, $50.1 million from a decline in deferred revenue primarily related to customer acceptance of our 945 investigation-related product redesigns, $47.2 million from a decline in accrued liabilities due to corporate bonus payments and the timing of vendor payments, and $13.6 million from an increase in accounts receivable due to timing of billing and cash collections.
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
Cash Flows from Investing Activities
During the six months ended June 30, 2018, cash used in investing activities was $497.0 million, consisting of purchases of available-for-sale securities of $696.7 million, offset by proceeds of $222.8 million from maturities of marketable securities, and purchases of property and equipment of $13.1 million.
During the six months ended June 30, 2017, cash used in investing activities was $11.7 million, consisting of purchases of available-for-sale securities of $114.2 million, offset by proceeds of $112.1 million and purchases of property, equipment and other assets of $9.5 million.
Cash Flows from Financing Activities
During the six months ended June 30, 2018, cash provided by financing activities was $23.4 million, consisting primarily of proceeds from the issuance of common stock under employee equity incentive plans of $28.8 million, offset by minimum tax withheld for employees of $4.5 million.
During the six months ended June 30, 2017, cash provided by financing activities was $26.0 million, consisting primarily of proceeds from the issuance of common stock under employee equity incentive plans of $28.1 million.
Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
Our contractual obligations represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through cash generated from operations and from our existing balances of cash, cash equivalent and marketable securities. As of June 30, 2018, our principal commitments consist primarily of obligations under operating and financing leases for offices and data centers and purchase commitments with our contract manufacturers and suppliers. There have been no significant changes to these obligations during the six months ended June 30, 2018, compared to the contractual obligations disclosed in our “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K, filed with the SEC on February 20, 2018, other than the new operating leases entered into in 2018 and the purchase commitments described in Note 5 of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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
During the three months ended March 31, 2018, we adopted the new revenue recognition guidance under ASC 606 as discussed in the section titled Recently Adopted Accounting Pronouncements of Note 1 of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. As a result, we updated our critical accounting policy on revenue recognition as follows. There have been no changes to our other critical accounting policies and estimates discussed in the section titled Management's Discussion and Analysis of Financial Condition and Results of Operations under PART II, Item 7, of our Annual Report on Form 10-K filed with the SEC on February 20, 2018. We believe our critical accounting policies and estimates reflect our significant judgments and estimates used in the preparation of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Revenue Recognition
The following revenue recognition policy was effective January 1, 2018 following our adoption of the new revenue recognition guidance under ASC 606 using the modified retrospective method as discussed in the section titled Recently Adopted Accounting Pronouncements of Note 1 of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. Prior to 2018, our revenue recognition policy was under ASC 605, Revenue Recognition, and is described in Note 1 of Notes to Consolidated Financial Statements under PART II, Item 8, of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 20, 2018.
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
Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the U.S. and to a lesser extent in Europe and Asia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. For the three and six months ended June 30, 2018, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had a maximum impact of approximately $2.0 million and $4.0 million, respectively, on our operating results. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements. While we have not engaged in the hedging of our foreign currency transactions to date and do not enter into any hedging contracts for trading or speculative purposes, we may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar.
Interest Rate Sensitivity
As of June 30, 2018 and December 31, 2017, we had cash, cash equivalents and available-for-sale marketable securities totaling $1.9 billion and $1.5 billion, respectively. Cash equivalents and marketable securities were invested primarily in money market funds, corporate bonds, U.S. agency mortgage-backed securities, U.S. treasury securities and commercial papers. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the U.S. A decline in interest rates would reduce our interest income. For the three and six months ended June 30, 2018 and 2017, the effect of a hypothetical 100 basis point increase or decrease in overall interest rates would not have had a material impact on our interest income.

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
Investments in Privately-Held Companies
Our non-marketable equity investments in privately-held companies are recorded in "Investments" in our condensed consolidated balance sheets. As of June 30, 2018 and December 31, 2017, the total carrying amount of our investments in privately-held companies was $35.0 million and $36.1 million. See Note 4 of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our ability to continue to compete effectively in a rapidly evolving market requires that we successfully release new products that meet the increasingly sophisticated networking requirements of our end customers. The success of new product introductions will depend on a number of factors including, but not limited to, timely and successful product development, market acceptance of our new products, our ability to penetrate new markets, our ability to manage the risks associated with new product production ramp-up issues, the timely development and availability of new merchant silicon chips from our suppliers, the effective management of purchase commitments and inventory in line with anticipated product demand, the availability of products in appropriate quantities and costs to meet anticipated demand, and the risk that new products may have quality or other defects or deficiencies in the early stages of introduction. For example, our new product releases will require strong execution from our third party merchant silicon chip suppliers to develop and release new merchant silicon chips that satisfy end-customer requirements, to meet expected release schedules and to provide sufficient quantities of these components. In addition, we recently introduced Arista Cognitive Cloud Networking for the Campus. If we are unable to successfully manage our product introductions or transitions, or if we fail to penetrate new markets, as a result of any of these or other factors, our business, financial condition, results of operations and prospects could be adversely affected.
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
The data center networking market has been historically dominated by Cisco Systems, with competition also coming from other large network equipment and system vendors, including Broadcom/Brocade, Dell/EMC, Hewlett Packard Enterprise and Juniper Networks. Most of our competitors have made acquisitions and/or have entered into or extended partnerships or other strategic relationships to offer more comprehensive product lines, including cloud networking solutions. For example, in the last few years alone, Broadcom acquired Brocade Communications Systems, Extreme Networks purchased certain data center networking assets from Broadcom/Brocade and Avaya, Dell acquired Force10 and EMC, IBM acquired Blade Network Technology, Hewlett Packard Enterprise acquired Aruba Networks, Juniper Networks acquired Contrail Systems, and Cisco acquired Insieme Networks. We also face competition from other companies and new market entrants, including “white box” switch vendors as well as current technology partners and end customers or other cloud service providers who may develop network switches and cloud service solutions for internal use and/or to broaden their portfolio of products. Many of our existing and potential competitors enjoy substantial competitive advantages, such as:

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
We are subject to a remedial order arising from Certain Network Devices, Related Software, and Components Thereof (Inv. No. 337-TA-944) (“944 Investigation”)
On December 19, 2014, Cisco filed a complaint against us in the USITC alleging that we violated 19 U.S.C. § 1337 (“Section 337”). The USITC instituted Cisco’s complaint as Investigation No. 337-TA-944. Cisco initially alleged that certain of our switching products infringe the ’592, ’537, ’145, ’164, ’597, and ’296 patents. On February 2, 2016, the ALJ issued his initial determination finding a violation of Section 337. The ALJ found that a violation had occurred in the importation into the United States, the sale for importation, or the sale within the United States after importation, of certain network devices, related software, and components thereof that the ALJ found infringed asserted claims 1, 2, 8-11, and 17-19 of the ’537 patent; asserted claims 6, 7, 20, and 21 of the ’592 patent; and asserted claims 5, 7, 45, and 46 of the ’145 patent. The ALJ did not find a violation of Section 337 with respect to any asserted claims of the ’597 and ’164 patents. Cisco dropped the ’296 patent before the hearing. On June 23, 2016, the USITC issued its Final Determination, which found a violation with respect to the ’537, ’592, and ’145 patents, and found no violation with respect to the ’597 and ’164 patents. The USITC also issued a limited exclusion order and a cease and desist order pertaining to network devices, related software, and components thereof that infringe one or more of claims 1, 2, 8-11, and 17-19 of the ’537 patent; claims 6, 7, 20, and 21 of the ’592 patent; and claims 5, 7, 45, and 46 of the ’145 patent. On August 22, 2016, the Presidential review period for the 944 Investigation expired. The USITC orders will be in effect until the expiration of the ’537, ’592, and ’145 patents.
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
On August 4, 2017, the USITC issued an order remanding the investigation to the ALJ to make additional findings on certain issues and issue a remand initial determination. The USITC ordered the ALJ to set a schedule for completion of any necessary remand proceedings and a new target date for the enforcement action (“944 Enforcement Action”). On August 25, 2017, the ALJ issued an Initial Determination setting a June 4, 2018 deadline for the remand initial determination and September 4, 2018 as the new target date for the 944 Enforcement Action. The ALJ held a hearing on February 1, 2018 and issued a remand initial determination on June 4, 2018, again finding that we did not violate the June 23, 2016 cease and desist order. The parties have submitted additional petition for review briefing and the USITC is scheduled to issue a final determination on September 11, 2018. In light of the settlement with Cisco, the parties have filed a joint request to stay the remaining briefing and target dates in the 944 Enforcement Action to halt further activity. Pursuant to the settlement with Cisco, the 944 Enforcement Investigation will be terminated and the remedial orders suspended following execution of a final agreement with Cisco.
To comply with these orders, we have sought to develop technical redesigns that no longer infringe the patents that are the subject of the orders. In any efforts to develop these technical redesigns for our products, we may be unable to do so in a manner that does not continue to infringe the patents or that is acceptable to our customers. Our redesign efforts could be extremely costly and time consuming as well as disruptive to our other development activities and distracting to management. Moreover, our ability to import redesigned products into the United States is based on rulings from U.S. Customs and Border Protection (“CBP”) and the Federal Circuit. While these favorable rulings currently allow us to import our redesigned products into the United States, the USITC could determine in an enforcement action that our redesigned products continue to infringe the patents that are the subject of any USITC orders. In addition, the Federal Circuit or CBP could decide to withdraw or alter their rulings based on a change in circumstances. Any failure to effectively redesign our products, obtain customer acceptance of those redesigned products, retain authorization to import those redesigned products, or address the USITC findings in a manner that complies with the USITC orders, may cause a disruption to our product shipments, a rejection or return of our redesigned products by (or a delay or loss of sales to) customers, subject us to penalties or damage awards, and materially and adversely affect our business, revenues, prospects, reputation, results of operations, and financial condition.
Specifically, in response to the USITC’s findings in the 944 Investigation, we have made design changes to our products for sale in the United States to address the features that were found to infringe the ’537, ’592, and ’145 patents. Following the issuance of the final determination in the 944 Investigation, we submitted a Section 177 ruling request to CBP seeking approval to import these redesigned products into the United States. On November 18, 2016, we received a 177 ruling from CBP finding that our redesigned products did not infringe the relevant claims of the ’537, ’592, and ʼ145 patents, and approving the importation of those redesigned products into the United States. Cisco unsuccessfully filed a request with CBP seeking to revoke our approval to import our redesigns relating to the 944 Investigation. Then, on September 12, 2017, Cisco filed a second request with CBP seeking to revoke our approval to import our redesigns relating to the 944 Investigation. We have opposed Cisco’s request, and CBP has not yet ruled on Cisco’s request. In light of the settlement with Cisco, the parties are planning to jointly seek a stay of the briefing and target dates in the 944 Enforcement Action in an effort to halt further activity.
If the 944 Enforcement Action is not stayed and/or terminated and if the USITC determines that our redesigned products infringe any of the patents that are the subject of USITC remedial orders, those redesigned products will also be barred from import into the United States, or sale after importation. In addition, the USITC may impose the maximum statutory civil penalties for violation of the cease and desist order “including monetary sanctions for each day’s violation of the cease and desist order of the greater of $100,000 or twice the domestic value of the articles entered or sold, whichever is higher,” bring a civil action in U.S. district court “requesting collection of such civil penalties and the issuance of a mandatory injunction preventing further violation of Cease and Desist Order,” or impose “such other remedies and sanctions as are appropriate and within the Commission’s authority.” In the 944 Enforcement Action, the ALJ recommended a civil penalty of $307 million if the USITC were to reverse the ALJ’s finding of no violation. Any such finding by the USITC in the 944 Enforcement Action could materially and adversely affect our business, prospects, reputation, results of operations and financial condition.
An adverse finding in the 944 Enforcement Action would take effect immediately upon USITC’s issuance of the final determination, without any Presidential review period. To address such a finding, we would have to further redesign our products to make them non-infringing, and until we made such changes we would not be able to import or ship our products to customers in the United States. Our further redesign efforts could be extremely costly and time consuming as well as disruptive to our other development activities and distracting to management. We may not be able to further redesign the products in a manner that does not continue to infringe the patents or that is acceptable to customers. We may not be able to complete, and our customers may not be able to qualify, such further redesigned products in a timely fashion, if at all, following the issuance of an adverse final determination, leading to a delay or cancellation of purchases by some customers until those redesigned products are qualified or accepted by such customers, a rejection or return of our redesigned products by some customers or a loss of sales to some customers who are unable to qualify or accept the redesigned products. Our redesign efforts could be extremely costly and time consuming as well as disruptive to our other development activities and distracting to management.
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
The parties tried Phase I of the case, relating to contract interpretation and application of the contract to certain claimed source code, in September 2015. On December 16, 2015, the Court issued a Proposed Statement of Decision Following Phase 1 Trial, and on January 8, 2016, OptumSoft filed objections to that Proposed Statement of Decision. On March 23, 2016, the Court issued a Final Statement of Decision Following Phase I Trial, in which it agreed with and adopted our interpretation of the 2004 agreement and held that we, and not OptumSoft, own all the software at issue in Phase I. The remaining issues that were not addressed in the Phase I trial are set to be tried in Phase II, including the application of the Court’s interpretation of the 2004 agreement as set forth in the Final Statement of Decision Following Phase I Trial to any other source code that OptumSoft claims to own following a review and the trade secret misappropriation and confidentiality claims. The Phase II Trial is set to begin on March 4, 2019.
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
Managing the supply of our products and product components is complex, and our inventory management systems and related supply-chain visibility tools may not enable us to forecast accurately and manage effectively the supply of our products and product components. Furthermore, the Cisco litigation before the USITC and any adverse ruling that results from such litigation could cause disruption to our supply-chain or with our suppliers, which may impact our revenues, business and reputation. For example, in the 944 Investigation, the USITC has issued a limited exclusion order barring entry into the United States of our network devices (including our 7000 Series of switches), related software and components thereof that infringe one or more of the claims of the ʼ537, ʼ592, and ʼ145 patents specified above and a Cease and Desist Order restricting our activities with respect to such imported products. This remedial order could prevent us from importing products or components into the U.S. or using inventory to satisfy U.S. demand and/or may cause us to write-down such inventory, which could reduce our gross margins.
To the extent that we are required to obtain alternative U.S. sources for these components, we may be unable to obtain a sufficient quantity of these components on commercially reasonable terms or in a timely manner, if at all, the manufacture and sale of our products could be delayed or halted entirely or we may be required to redesign our products. Any of these events could result in lost sales, reduced gross margins or damage to our end-customer relationships, which would materially and adversely impact our business, financial condition, results of operations and prospects.
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
From time to time, we have had to replace certain components of products that we had shipped and provide remediation in response to the discovery of defects or bugs, including failures in software protocols or defective component batches resulting in reliability issues, in such products, and we may be required to do so in the future. We may also be required to provide full replacements or refunds for such defective products. We cannot assure you that such remediation would not have a material effect on our business, financial condition, results of operations and prospects. Please see “— Our business is subject to the risks of warranty claims, product returns, product liability and product defects.”
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

•
greater risk of unexpected changes in tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs recently implemented and additional tariffs that have been proposed by the U.S. government on various imports from China, Canada, Mexico and the EU, and by the governments of these jurisdictions on certain U.S. goods, and any other possible tariffs that may be imposed on services such as ours, the scope and duration of which, if implemented, remain uncertain;

•	deterioration of political relations between the U.S. and Canada, the U.K. and the EU, which could have a material adverse effect on our sales and operations in these countries;

•	greater risk of changes in diplomatic and trade relationships, including new tariffs, trade protection measures, import or export licensing requirements, trade embargoes and other trade barriers;

•	the uncertainty of protection for intellectual property rights in some countries;

•	greater risk of a failure of foreign employees to comply with both U.S. and foreign laws, including antitrust regulations, the FCPA and any trade regulations ensuring fair trade practices; and

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
From time to time, in addition to the litigation involving OptumSoft described elsewhere in these risk factors, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including patent, copyright, commercial, product liability, employment, class action, whistleblower and other litigation and claims, in addition to governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability and/or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Patent and other intellectual property disputes are common in the network infrastructure industry and have resulted in protracted and expensive litigation for many companies. Many companies in the network infrastructure industry, including our competitors and other third parties, as well as non-practicing entities, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims of patent infringement, misappropriation or other violations of intellectual property rights against us. From time to time, they have or may in the future also assert such claims against us, our end customers or channel partners whom we typically indemnify against claims that our products infringe, misappropriate or otherwise violate the intellectual property rights of third parties. For example, we are currently parties to certain litigation involving Cisco and OptumSoft described elsewhere in these risk factors.
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

•
costs associated with defending intellectual property infringement and other claims and the potential outcomes of such disputes, such as those claims discussed in “Legal Proceedings,” including the OptumSoft litigation matters;

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
As part of our business strategy, we may make investments in complementary companies, products or technologies which could involve licenses, additional channels of distribution, discount pricing or investments in or acquisitions of other companies. For example, we completed the acquisition of Mojo on August 2, 2018. However, we do not have significant experience in making investments in other companies nor have we made any acquisitions to date, and as a result, our ability as an organization to evaluate and/or complete investments or acquire and integrate other companies, products or technologies in a successful manner is unproven. We may not be able to find suitable investment or acquisition candidates, and we may not be able to complete such investments or acquisitions on favorable terms, if at all. If we do complete investments or acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any investments or acquisitions we complete could be viewed negatively by our end customers, investors and securities analysts.
In addition, investments and acquisitions may result in unforeseen operating difficulties and expenditures. For example, if we are unsuccessful at integrating any acquisitions or retaining key talent from those acquisitions, or the technologies associated with such acquisitions, into our company, the business, financial condition, results of operations and prospects of the combined company could be adversely affected. We may have difficulty retaining the customers of any acquired business or the acquired technologies or research and development expectations may prove unsuccessful. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for development of our business. We may not successfully evaluate or utilize the acquired technology or personnel or accurately forecast the financial effects of an acquisition transaction, including accounting charges. Any acquisition or investment could expose us to unknown liabilities. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. We may have to pay cash, incur debt or issue equity securities to pay for any such investment or acquisition, each of which could adversely affect our financial condition or the market price of our common stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. Moreover, if the investment or acquisition becomes impaired, we may be required to take an impairment charge, which could adversely affect our financial condition or the market price of our common stock.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in Part I Item 2 of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, inventory valuation and contract manufacturer/supplier liabilities, income taxes and loss contingencies. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations may be adversely affected and may fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
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
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. For example, the European Union, or EU, has now implemented General Data Protection Regulation (“GDPR”). The GDPR requires substantial changes to the handling and storage of data and administrative fines for violations, which can be up four percent of the previous year’s annual revenue or €20 million, whichever is higher. From time to time, we may receive inquiries from such governmental agencies or we may make voluntary disclosures regarding our compliance with applicable governmental regulations or requirements relating to import/export controls, federal securities laws and tax laws and regulations which could lead to formal investigations. Noncompliance with applicable government regulations or requirements could subject us to sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition, results of operations and prospects could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, financial condition, results of operations and prospects.
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
We and our partners, including our contract manufacturers, are subject to various local, state, federal and international environmental laws and regulations, including laws governing the hazardous material content of our products and laws relating to the collection, recycling and disposal of electrical and electronic equipment. Examples of these laws and regulations include the EU Restrictions on the use of Hazardous Substances Directive, or RoHS Directive, and the EU Waste Electrical and Electronic Equipment Directive, or WEEE Directive, as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea, Norway and Japan and may be enacted in other regions, including in the U.S., and we or our partners, including our contract manufacturers, are, or may in the future be, subject to these laws and regulations.
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
The trading price of our common stock has historically been and is likely to continue to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include the following:

•	actual or anticipated announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	forward-looking statements related to future revenue, gross margins and earnings per share;

•	price and volume fluctuations in the overall stock market from time to time;

•	litigation involving us, our industry, or both including events occurring in our litigation with Cisco and OptumSoft;

•	manufacturing, supply or distribution shortages or constraints, or challenges with adding or changing our manufacturing process or supply chain;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in the IT security industry in particular;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	sales by our officers, directors or significant stockholders;

•	actual or anticipated changes or fluctuations in our results of operations;

•	adverse changes to our relationships with any of our channel partners;

•	whether our results of operations or our financial outlook for future fiscal periods meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of investors or securities analysts;

•	regulatory developments in the U.S., foreign countries or both;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales of large blocks of our common stock; or

•	departures of key personnel.
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
Based on approximately 74.8 million shares outstanding as of June 30, 2018, holders of approximately 24.3% of our common stock have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, we have registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. If holders, by exercising their registration rights, sell large numbers of shares, it could adversely affect the market price of our common stock.
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
Our directors, executive officers and each of our stockholders who own greater than 10% of our outstanding common stock together with their affiliates, in the aggregate, beneficially own approximately 23.6% of the outstanding shares of our common stock, based on shares outstanding as of June 30, 2018. As a result, these stockholders, if acting together, could exercise a significant level of influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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

Arista Networks, Inc.
(Registrant)

Date:	August 7, 2018	By:	/s/ JAYSHREE ULLAL
Jayshree Ullal
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 7, 2018	By:	/s/ ITA BRENNAN
Ita Brennan
Chief Financial Officer
(Principal Accounting and Financial Officer)