Form 10-Q
period 2018-09-30
Arista Networks, Inc.
filed 2018-11-05
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of October 26, 2018 was 75,427,300.

ARISTA NETWORKS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ARISTA NETWORKS, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except par value)

	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$524,687	$859,192
Marketable securities	1,137,112	676,363
Accounts receivable, net of rebates and allowances of $11,251 and $7,535, respectively	322,053	247,346
Inventories	216,313	306,198
Prepaid expenses and other current assets	235,881	177,330
Total current assets	2,436,046	2,266,429
Property and equipment, net	75,397	74,279
Acquisition-related intangible assets, net	62,110	—
Goodwill	55,168	—
Investments	35,036	36,136
Deferred tax assets	114,282	65,125
Other assets	20,199	18,891
TOTAL ASSETS	$2,798,238	$2,460,860
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$85,097	$52,200
Accrued liabilities	103,108	133,827
Deferred revenue	318,850	327,706
Other current liabilities	32,727	16,172
Total current liabilities	539,782	529,905
Income taxes payable	42,470	34,067
Lease financing obligations, non-current	36,040	37,673
Deferred revenue, non-current	211,005	187,556
Other long-term liabilities	23,065	9,745
TOTAL LIABILITIES	852,362	798,946
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100,000 shares authorized and no shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value—1,000,000 shares authorized as of September 30, 2018 and December 31, 2017; 75,393 and 73,706 shares issued and outstanding as of September 30, 2018 and December 31, 2017	8	7
Additional paid-in capital	929,829	804,731
Retained earnings	1,020,481	859,114
Accumulated other comprehensive loss	(4,442)	(1,938)
TOTAL STOCKHOLDERS’ EQUITY	1,945,876	1,661,914
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,798,238	$2,460,860
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Product	$485,481	$380,344	$1,337,865	$1,025,615
Service	77,828	57,289	217,778	152,704
Total revenue	563,309	437,633	1,555,643	1,178,319
Cost of revenue:
Product	187,764	145,874	516,077	390,116
Service	13,962	11,142	41,181	33,599
Total cost of revenue	201,726	157,016	557,258	423,715
Gross profit	361,583	280,617	998,385	754,604
Operating expenses:
Research and development	117,589	79,610	324,029	242,414
Sales and marketing	47,903	40,640	136,231	116,297
General and administrative	15,321	19,535	53,420	65,009
Legal settlement (Note 11)	—	—	405,000	—
Total operating expenses	180,813	139,785	918,680	423,720
Income from operations	180,770	140,832	79,705	330,884
Other income (expense), net:
Interest expense	(673)	(701)	(2,040)	(2,039)
Other income (expense), net	9,292	2,136	12,646	4,280
Total other income (expense), net	8,619	1,435	10,606	2,241
Income before income taxes	189,389	142,267	90,311	333,125
Provision for (benefit from) income taxes	20,865	8,545	(67,482)	13,757
Net income	$168,524	$133,722	$157,793	$319,368
Net income attributable to common stockholders:
Basic	$168,439	$133,540	$157,706	$318,643
Diluted	$168,445	$133,555	$157,713	$318,704
Net income per share attributable to common stockholders:
Basic	$2.25	$1.84	$2.12	$4.43
Diluted	$2.08	$1.68	$1.95	$4.06
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	75,011	72,588	74,506	71,903
Diluted	81,018	79,322	80,844	78,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$168,524	$133,722	$157,793	$319,368
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(379)	343	(1,193)	500
Net change in unrealized gains (losses) on available-for-sale securities	488	(165)	(1,311)	(100)
Other comprehensive income (loss)	109	178	(2,504)	400
Comprehensive income	$168,633	$133,900	$155,289	$319,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017 As Adjusted (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$157,793	$319,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	18,440	15,355
Stock-based compensation	66,583	54,991
Deferred income taxes	(49,615)	(22,743)
Unrealized loss on investments in privately-held companies, net	9,100	—
Amortization (accretion) of investment premiums (discounts)	(1,863)	1,106
Changes in operating assets and liabilities:
Accounts receivable, net	(68,192)	40,508
Inventories	98,284	(96,667)
Prepaid expenses and other current assets	(50,507)	(20,973)
Other assets	(767)	(1,560)
Accounts payable	30,515	(46,075)
Accrued liabilities	(35,917)	4,175
Deferred revenue	13,161	192,210
Income taxes payable	10,311	7,421
Other liabilities	9,974	847
Net cash provided by operating activities	207,300	447,963
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	366,999	135,483
Purchases of marketable securities	(827,198)	(325,414)
Business acquisitions, net of cash acquired	(95,640)	—
Purchases of property and equipment	(17,613)	(12,159)
Investments in privately-held companies	(8,000)	—
Proceeds from repayment of notes receivable	—	3,000
Other investing activities	(2,000)	—
Net cash used in investing activities (1)	(583,452)	(199,090)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of lease financing obligations	(1,392)	(1,170)
Proceeds from issuance of common stock under equity plans	49,642	41,870
Tax withholding paid on behalf of employees for net share settlement	(6,914)	(2,457)
Net cash provided by financing activities	41,336	38,243
Effect of exchange rate changes	(984)	697
NET INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(335,800)	287,813
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —Beginning of period	864,697	572,168
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period (2)	$528,897	$859,981

	Nine Months Ended September 30,
	2018	2017 As Adjusted (1)
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING INFORMATION:
Common stock issued for business acquisition	$15,555	$—
Property and equipment included in accounts payable and accrued liabilities	$2,479	$468
___________________________________________________
(1) Net cash used in investing activities for the nine months ended September 30, 2017 was adjusted as a result of our adoption of Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, in the first quarter of 2018. See Note 1 of the accompanying notes for details of the adjustments.
(2) See Note 4 of the accompanying notes for a reconciliation of the ending balance of cash, cash equivalents and restricted cash as shown in this condensed consolidated statements of cash flows.

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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Arista Networks, Inc. and its wholly owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three and nine months ended September 30, 2018, are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated.
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
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Those estimates and assumptions include, but are not limited to, revenue recognition and deferred revenue; allowance for doubtful accounts, sales rebates and return reserves; valuation of goodwill and acquisition-related intangible assets, accounting for income taxes, including the valuation allowance on deferred tax assets and reserves for uncertain tax positions; estimate of useful lives of long-lived assets including intangible assets; valuation of inventory and contract manufacturer/supplier liabilities; recognition and measurement of contingent liabilities; valuation of equity investments in privately-held companies; determination of fair value for stock-based awards; and valuation of warranty accruals. We evaluate our estimates and assumptions based on historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from those estimates.
Significant Accounting Policies
During the nine months ended September 30, 2018, we completed two business acquisitions (see Note 2) and adopted several recent accounting pronouncements as discussed in the section titled Recently Adopted Accounting Pronouncements of this Note 1. As a result, we updated certain significant accounting policies as described below. There have been no other significant changes to our accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 20, 2018.
Investments in Privately-held Companies
Our equity investments in privately-held companies without readily determinable fair values are measured using the measurement alternative, defined by Accounting Standards Codification (“ASC”) 321-Investments-Equity Securities as cost, less impairments, and adjusted up or down based on observable price changes in orderly transactions for identical or similar investments of the same issuer. Any adjustments resulting from impairments and/or observable price changes are recorded as “Other income (expense), net” in our condensed consolidated statements of operations. Prior to 2018, such investments were accounted for under the cost method and were recorded at historical cost at the time of investment, with adjustments to the balance only in the event of an impairment.
Our equity investments in privately-held companies are included in “Investments” in our condensed consolidated balance sheets.
Revenue Recognition
Effective January 1, 2018, we adopted a new revenue recognition policy in accordance with ASC 606 - Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective method as discussed in the section titled Recently Adopted Accounting Pronouncements of this Note 1. Prior to 2018, our revenue recognition policy was based on ASC 605 - Revenue Recognition (“ASC 605”), and is described in Note 1 of Notes to Consolidated Financial Statements under Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 20, 2018.
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
Contract Balances
A contract asset is recognized when we have performed under the contract, but our right to consideration is conditional on something other than the passage of time. Contract assets are included in “Other current assets” on our condensed consolidated balance sheets.
A contract liability is recognized when we have received customer payments in advance of our satisfaction of a performance obligation under a contract that is cancellable. Contract liabilities are included in “Other current liabilities” and “Other long-term liabilities” on our condensed consolidated balance sheets.
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
Business Combinations
We use the acquisition method to account for our business combinations in accordance with ASC 805 - Business Combinations (“ASC 805”). We allocate the total purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the consideration transferred over the fair values of the assets acquired and liabilities assumed is recorded as goodwill. The results of operations of the acquired businesses are included in our consolidated financial statements from the date of acquisition. Acquisition-related costs and restructuring costs are expensed as incurred.
Goodwill
We perform our annual goodwill impairment analysis in the fourth quarter of each year or more frequently if there are any events or circumstances that would indicate the carrying amount is not recoverable. We first perform a qualitative assessment to determine if it’s necessary to perform a quantitative assessment. If after our qualitative assessment, we determine it is more likely than not that the fair value of the Company is less than its carrying amount, then a quantitative test is performed by comparing the fair value of the Company with its carrying amount in accordance with Accounting Standard Update (“ASU”) No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. We would recognize an impairment loss for the amount by which the carrying amount exceeds the fair value.
Intangible Assets
Intangible assets are carried at cost less accumulated amortization. All intangible assets have been determined to have definite lives and are amortized on a straight-line basis over their estimated remaining useful lives, ranging from one to seven years. Intangible assets are tested for impairment annually in the fourth quarter of each year or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.
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
We adopted the new standard in our first quarter of 2018 using the modified retrospective method, which resulted in a cumulative effect adjustment of $3.5 million that increased retained earnings to capitalize certain commission costs that were expensed in the prior year. Correspondingly, we increased prepaid expenses and other current assets by $2.0 million, other assets by $2.2 million, and decreased deferred tax assets by $0.7 million as of January 1, 2018. In addition, we reclassified $16.5 million of deferred revenue as of January 1, 2018 to other current liabilities and other long-term liabilities related to our prepaid subscription offerings. The impact of adopting the new standard was not material to our financial results for the three and nine months ended September 30, 2018 and we do not expect the impact to be material to the financial results for our fiscal 2018.
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
Income Taxes on Intra-Entity Transfers of Assets
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which addresses recognition of current and deferred income taxes for intra-entity asset transfers when assets are sold to an outside party. Current GAAP prohibits the recognition of current and deferred income taxes until the asset has been sold to an outside party. This prohibition on recognition is considered an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. The new guidance requires an entity to recognize the income tax consequences when the transfer occurs eliminating the exception. The guidance must be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We adopted this guidance in our first quarter of fiscal 2018. As a result, we recognized a cumulative effect adjustment in the condensed consolidated balance sheet as of September 30, 2018 by increasing the retained earnings and the deferred tax assets as of January 1, 2018 by approximately $0.1 million, respectively.
Restricted Cash in Statement of Cash Flows
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”), which requires that amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard is required to be applied using a retrospective transition method to each period presented. We retrospectively adopted ASU 2016-18 in our first quarter of fiscal 2018. As a result of the adoption, we adjusted the condensed consolidated statement of cash flows for the nine months ended September 30, 2017 to increase the beginning-of-period and end-of-period cash amounts by $4.2 million and $5.5 million, respectively, and to decrease net cash used in investing activities by $1.3 million.

Recent Accounting Pronouncements Not Yet Effective
Nonemployee Share-Based Payments
In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees with certain exceptions. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date, which may lower their cost and reduce volatility in the income statement. The guidance is effective for us for our first quarter of 2019. Early adoption is permitted. ASU 2018-07 shall be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is adopted. We are currently assessing the impact this guidance may have on our consolidated financial statements.
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). Under the guidance, lessees are required to recognize assets and lease liabilities on the balance sheet for most leases including operating leases and provide enhanced disclosures. There are optional practical expedients that a company may elect to apply. The guidance is effective for our first quarter of 2019 and may be early adopted. Companies can adopt this guidance using a modified retrospective approach or, pursuant to ASU 2018-11, using an additional optional transition method. Under the optional transition method, a company initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We plan to adopt the guidance in the first quarter of 2019 using the additional optional transition method. Management’s evaluation of the new standard is underway, and we have identified the significant changes between the current guidance and the new guidance and expect to elect certain available transitional practical expedients. In addition, we have developed a project plan, performed a risk assessment, and have summarized the terms of our major lease agreements. We are in the process of reviewing our existing lease agreements to assess the impact this guidance may have on our consolidated financial statements. We currently anticipate that the adoption of ASU 2016-02 will materially affect our consolidated balance sheets by recognizing new right-of-use assets and lease liabilities for operating leases, but will not have a material impact on our consolidated statements of operations.
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
2.    Business Combinations
In the three months ended September 30, 2018, we acquired Mojo Networks, Inc. (“Mojo”) and Metamako Holding PTY LTD. (“Metamako”) in order to extend our cognitive cloud networking architecture and to improve our next generation platforms for low-latency applications.
The total consideration transferred for these acquisitions was approximately $116.5 million, which consisted of $100.9 million in cash and $15.6 million for the fair value of 58,072 shares of our common stock issued. The following table summarizes our preliminary purchase price allocation of the two acquisitions, in aggregate, based on the estimated fair value of the assets acquired and liabilities assumed at their respective acquisition dates (in thousands):

Purchase Price Allocation
Cash and cash equivalents	$4,953
Other tangible assets	22,445
Liabilities	(29,780)
Intangible assets	63,720
Goodwill	55,168
Net assets acquired	$116,506

The acquired intangible assets are amortized on a straight-line basis over their estimated useful lives as we believe this method most closely reflects the pattern in which the economic benefits of the assets will be consumed. The following table shows the valuation of the intangible assets acquired (in thousands) along with their estimated useful lives.

	Acquisition Date Fair Value	Estimated Useful Life (year)
Developed technology	$52,510	5 years
Customer relationships	7,080	7 years
Trade name	2,470	3 years
Others	1,660	1 year
Total intangible assets acquired	$63,720
The goodwill of $55.2 million is primarily attributable to the expected synergies created by incorporating the solutions of the acquired businesses into our technology platform, and the value of the assembled workforce. We operate under a single reportable segment. The goodwill is not deductible for income taxes purposes.
For the three and nine months ended September 30, 2018, revenue and earnings from the acquired businesses included in our condensed consolidated statements of operations were immaterial. Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in aggregate.
3.    Fair Value Measurements
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
We measure and report our cash equivalents, restricted cash, and available-for-sale marketable securities at fair value on a recurring basis. The following tables summarize the unrealized gains and losses and fair value of these financial assets by significant investment category and their level within the fair value hierarchy (in thousands):

	September 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Level I	Level II	Level III
Financial Assets:
Cash Equivalents:
Money market funds	$170,604	$—	$—	$170,604	$170,604	$—	$—
Marketable Securities:
Commercial paper	46,572	—	—	46,572	—	46,572	—
U.S. government notes	227,086	—	(513)	226,573	226,573	—	—
Corporate bonds	581,093	19	(1,408)	579,704	—	579,704	—
Agency securities	285,261	—	(998)	284,263	—	284,263	—
	1,140,012	19	(2,919)	1,137,112	226,573	910,539	—
Other Assets:
Money market funds - restricted	4,210	—	—	4,210	4,210	—	—
Total Financial Assets	$1,314,826	$19	$(2,919)	$1,311,926	$401,387	$910,539	$—

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Level I	Level II	Level III
Financial Assets:
Cash Equivalents:
Money market funds	$701,145	$—	$—	$701,145	$701,145	$—	$—
Agency securities	12,728	—	—	12,728	—	12,728	—
	713,873	—	—	713,873	701,145	12,728	—
Marketable Securities:
Commercial paper	11,924	—	—	11,924	—	11,924	—
U.S. government notes	137,025	—	(378)	136,647	136,647	—	—
Corporate bonds	313,080	20	(616)	312,484	—	312,484	—
Agency securities	215,923	2	(617)	215,308	—	215,308	—
	677,952	22	(1,611)	676,363	136,647	539,716	—
Other Assets:
Money market funds - restricted	5,505	—	—	5,505	5,505	—	—
Total Financial Assets	$1,397,330	$22	$(1,611)	$1,395,741	$843,297	$552,444	$—
We did not realize any other-than-temporary losses on our marketable securities for the three and nine months ended September 30, 2018 and 2017. We invest in marketable securities that have maximum maturities of up to two years and are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these marketable securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those marketable securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are due primarily to changes in credit spreads and interest rates. We expect to realize the full value of these investments upon maturity or sale and therefore, we do not consider any of our marketable securities to be other-than-temporarily impaired as of September 30, 2018.
As of September 30, 2018, the contractual maturities of our investments did not exceed 24 months. The fair values of available-for-sale marketable securities, by remaining contractual maturity, are as follows (in thousands):

September 30, 2018
Due in 1 year or less	$792,542
Due in 1 year through 2 years	344,570
Total marketable securities	$1,137,112
The weighted-average remaining duration of our current marketable securities is approximately 0.7 years as of September 30, 2018. As we view these securities as available to support current operations, we classify securities with maturities beyond 12 months as current assets under the caption marketable securities in the accompanying unaudited condensed consolidated balance sheets.

4.    Financial Statements Details
Cash, Cash Equivalents and Restricted Cash
The following table is a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying condensed consolidated balance sheets that sum to the total of the same such amounts shown in the accompanying condensed consolidated statements of cash flows (in thousands):

	September 30, 2018	September 30, 2017
Cash and cash equivalents	$524,687	$854,479
Restricted cash included in other assets	4,210	5,502
Total cash, cash equivalents and restricted cash	$528,897	$859,981

Restricted cash included in other assets as of September 30, 2018 and September 30, 2017 primarily included $4.0 million pledged as collateral representing a security deposit required for a facility lease. In addition, September 30, 2017 included $1.1 million related to a letter of credit issued to a business partner.
Accounts Receivable, Net
Accounts receivable, net consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Accounts receivable	$333,304	$254,881
Allowance for doubtful accounts	(498)	(112)
Product sales rebate and returns reserve	(10,753)	(7,423)
Accounts receivable, net	$322,053	$247,346
Inventories
Inventories consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$48,697	$69,673
Finished goods	167,616	236,525
Total inventories	$216,313	$306,198
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Inventory deposit	$19,290	$34,141
Prepaid income taxes	83,598	38,134
Other current assets	118,262	96,215
Other prepaid expenses and deposits	14,731	8,840
Total prepaid expenses and other current assets	$235,881	$177,330
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Equipment and machinery	$54,169	$47,711
Computer hardware and software	28,549	22,124
Furniture and fixtures	3,641	3,020
Leasehold improvements	36,350	30,548
Building	35,154	35,154
Construction-in-process	1,931	4,742
Property and equipment, gross	159,794	143,299
Less: accumulated depreciation	(84,397)	(69,020)
Property and equipment, net	$75,397	$74,279
Depreciation expense was $5.4 million and $5.2 million for the three months ended September 30, 2018 and 2017, respectively, and $16.0 million and $15.0 million for the nine months ended September 30, 2018 and 2017, respectively.

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued payroll related costs	$55,422	$56,626
Accrued manufacturing costs	21,282	35,703
Accrued product development costs	7,552	21,201
Accrued warranty costs	10,115	7,415
Accrued professional fees	6,262	7,086
Accrued taxes	770	794
Other	1,705	5,002
Total accrued liabilities	$103,108	$133,827
Warranty Accrual
The following table summarizes the activity related to our accrued liability for estimated future warranty costs (in thousands):

	Nine Months Ended September 30,
	2018	2017
Warranty accrual, beginning of period	$7,415	$6,744
Liabilities accrued for warranties issued during the period	6,898	5,020
Warranty costs incurred during the period	(4,198)	(3,478)
Warranty accrual, end of period	$10,115	$8,286
Contract Balances
The following table summarizes the activity related to our contract assets (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Contract assets, beginning balance	$6,959	$—
Less: Beginning balance reclassified to accounts receivable upon invoice	(1,505)	—
Add: Contract assets recognized	3,963	9,417
Contract assets, ending balance	$9,417	$9,417
The following table summarizes the activity related to our contract liabilities (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Contract liabilities, beginning balance	$21,842	$16,521
Less: Revenue recognized from beginning balance	(2,157)	(6,107)
Less: Beginning balance reclassified to deferred revenue	(970)	(521)
Add: Contract liabilities recognized	6,580	15,402
Contract liabilities, ending balance	$25,295	$25,295
As of September 30, 2018, $10.9 million of our contract liabilities was included in “Other current liabilities” with the remaining balance included in “Other long-term liabilities”.

Deferred Revenue and Performance Obligations
Deferred revenue is comprised mainly of unearned revenue related to multi-year PCS contracts, services and product deferrals related to acceptance clauses. The following table summarizes the activity related to our deferred revenue (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Deferred revenue, beginning balance	$448,644	$498,740	(1)
Less: Revenue recognized from beginning balance	(97,995)	(306,350)
Add: Deferral of revenue in current period, excluding amounts recognized during the period	179,206	337,465
Deferred revenue, ending balance	$529,855	$529,855
_________________________________
(1) The beginning balance of the nine months ended September 30, 2018 excluded the $16.5 million that was reclassified to other current liabilities and other long-term liabilities at January 1, 2018 as a result of our adoption of ASC 606. See Note 1 for details.

Revenue from Remaining Performance Obligations
Revenue from remaining performance obligations represents contracted revenue that has not yet been recognized, which includes contract liabilities and deferred revenue that will be recognized as revenue in future periods. As of September 30, 2018, approximately $555.2 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 84% of these remaining performance obligations over the next 2 years and 16% during the 3rd to the 5th year.
Other Income (Expense), Net
Other income (expense), net consists of the following (in thousands):

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	2018	2017	2018	2017
Interest income	$8,585	$2,332	$21,933	$4,889
Unrealized loss on investments in privately-held companies, net	—	—	(9,100)	—
Other income (expense)	707	(196)	(187)	(609)
Total	$9,292	$2,136	$12,646	$4,280

5.    Investments
Investments in Privately-Held Companies
We adopted ASU 2016-01 in the three months ended March 31, 2018 (refer to Note 1). As of September 30, 2018 and December 31, 2017, we held non-marketable equity investments of approximately $35.0 million and $36.1 million, respectively, in privately-held companies. These investments do not have readily determinable fair values and are measured using the measurement alternative. As of September 30, 2018, $27.0 million of the total investment amount of $35.0 million was re-measured as further described below, and are classified within Level III of the fair value hierarchy.
Prior to 2018, we did not record any impairment losses for these investments. During the three months ended September 30, 2018, no impairment or adjustment was recorded. During the nine months ended September 30, 2018, we recorded $1.2 million of unrealized gain on investments in one company after they were re-measured to fair value as of the date observable transactions occurred. In addition, during the nine months ended September 30, 2018, we recorded $10.3 million of impairment loss on an investment. The unrealized gain and loss are classified in “Other income (expense), net” in our accompanying unaudited condensed consolidated statements of operations.

6.    Commitments and Contingencies
Operating Leases
We lease various offices and data centers in North America, Europe, Asia and Australia under non-cancelable operating lease arrangements that expire on various dates through 2025. There have been no material changes in our future minimum payment obligations under our operating leases that existed as of December 31, 2017, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, except as follows. During the nine months ended September 30, 2018, we entered into new leases primarily related to additional data center capacity and co-location services. As of September 30, 2018, the total minimum future payment commitment under these new leases was approximately $47.7 million, of which $1.2 million is due in 2018, with the remainder due in 2021 through 2028.
We recognize rent expense under these arrangements on a straight-line basis over the term of the leases. For the three months ended September 30, 2018 and 2017, rent expense for all operating leases amounted to $2.8 million and $2.5 million, respectively, and to $7.9 million and $7.5 million for the nine months ended September 30, 2018 and 2017, respectively.
Financing Obligation—Build-to-Suit Lease
In August 2012, we executed a lease for a building then under construction in Santa Clara, California to serve as our headquarters. The lease term is 120 months and commenced in August 2013. The lease is accounted for as a financing obligation and the lease payments are attributed to (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense, representing an imputed cost to lease the underlying land of the building. There have been no material changes in our future minimum payment obligations under this financing lease, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. Land lease expense related to our lease financing obligation is classified as rent expense in our unaudited condensed consolidated statements of operations, and amounted to $0.3 million for the three months ended September 30, 2018 and 2017, and $1.0 million for the nine months ended September 30, 2018 and 2017, respectively.
Purchase Commitments
We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf based on our forecasts in order to reduce manufacturing lead times and ensure adequate component supply. We issue purchase orders to our contract manufacturers for finished products and a significant portion of these orders consist of firm non-cancellable commitments. In addition, we purchase strategic component inventory from certain suppliers under purchase commitments that in some cases are non-cancellable, including integrated circuits, which are consigned to our contract manufacturers. As of September 30, 2018, we had non-cancellable purchase commitments of $423.1 million, of which $370.4 million was to our contract manufacturers and suppliers. We have not recorded a liability related to these purchase commitments. In addition, we have provided deposits to secure our obligations to purchase inventory. We had $22.0 million and $36.9 million in deposits as of September 30, 2018 and December 31, 2017, respectively. These deposits are classified in “Prepaid expenses and other current assets” and “Other assets” in our accompanying unaudited condensed consolidated balance sheets.
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
Legal Proceedings
Cisco Systems, Inc. (“Cisco”) Matters
On August 6, 2018, we entered into a settlement agreement with Cisco Systems, Inc. (“Cisco”) as described in Note 11 relating to several litigation matters which are summarized below.
Cisco Systems, Inc. v. Arista Networks, Inc. (Case No. 4:14-cv-05343) (“’43 Case”)
On December 5, 2014, Cisco filed a complaint against us in the District Court for the Northern District of California alleging that we infringe U.S. Patent Nos. 6,377,577; 6,741,592; 7,023,853; 7,061,875; 7,162,537; 7,200,145; 7,224,668; 7,290,164; 7,340,597; 7,460,492; 8,051,211; and 8,356,296 (respectively, “the ’577 patent,” “the ’592 patent,” “the ’853 patent,” “the ’875 patent,” “the ’537 patent,” “the ’145 patent,” “the ’668 patent,” “the ’164 patent,” “the ’597 patent,” “the ’492 patent,” “the ’211 patent,” and “the ’296 patent”). Pursuant to the settlement with Cisco, as described in Note 11, the ’43 Case was dismissed on August 27, 2018.
Cisco Systems, Inc. v. Arista Networks, Inc. (Case No. 5:14-cv-05344) (“’44 Case”)
On December 5, 2014, Cisco filed a complaint against us in the District Court for the Northern District of California alleging that we infringe numerous copyrights pertaining to Cisco’s “Command Line Interface” or “CLI” and U.S. Patent Nos.

7,047,526 and 7,953,886 (respectively, “the ’526 patent” and “the ’886 patent”). As relief for our alleged copyright infringement, Cisco sought monetary damages for alleged lost profits, profits from our alleged infringement, statutory damages, attorney’s fees, and associated costs. The ’526 patent is subject to a non-appealable final judgment of non-infringement and the ’886 patent was dismissed with prejudice.
On December 14, 2016, following a two-week trial, a jury found that we had proven our copyright defense of scenes a faire. Cisco filed a notice of appeal on June 6, 2017. Cisco did not appeal the jury’s noninfringement verdict on the ’526 patent but did appeal the jury’s finding that we established the defense of scenes a faire. On October 1, 2018, at the parties’ request and pursuant to the settlement agreement, the District Court vacated the jury verdict regarding our copyright defense and dismissed the case.
Arista Networks, Inc. v. Cisco Systems, Inc. (Case No. 5:16-cv-00923) (“’23 Case”)
On February 24, 2016, we filed a complaint against Cisco in the District Court for the Northern District of California alleging antitrust violations and unfair competition. On August 6, 2018, the Court vacated trial in light of the settlement with Cisco as describe in Note 11. Pursuant to the settlement with Cisco, the ’23 Case was dismissed.
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
On August 26, 2016, Cisco filed an enforcement complaint under Section 337 with the USITC. Cisco alleged that we violated the cease and desist and limited exclusion orders issued in the 944 Investigation by engaging in the “marketing, distribution, offering for sale, selling, advertising, and/or aiding or abetting other entities in the sale and/or distribution of products that Cisco alleges continue to infringe claims 1-2, 8-11, and 17-19 of the ’537 patent,” despite the design changes we made to those products. On September 28, 2016, the USITC instituted the enforcement proceeding.
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
On August 4, 2017, the USITC issued an order remanding the investigation to the ALJ to make additional findings on certain issues and issue a remand initial determination. The USITC ordered the ALJ to set a schedule for completion of any necessary remand proceedings and a new target date for the enforcement action (the “944 Enforcement Action”). The ALJ held a hearing on February 1, 2018 and issued a remand initial determination on June 4, 2018, again finding that we did not violate the June 23, 2016 cease and desist order. Pursuant to the settlement with Cisco, the 944 Enforcement Investigation was terminated on September

17, 2018. The parties have jointly requested suspension of the remedial orders in the 944 Investigation, and on October 23, 2018, the ITC instituted a modification proceeding to determine how to modify the orders consistent with the parties’ request.
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
The parties tried Phase I of the case, relating to contract interpretation and application of the contract to certain claimed source code, in September 2015. On March 23, 2016, the Court issued a Final Statement of Decision Following Phase I Trial, in which it agreed with and adopted our interpretation of the 2004 agreement and held that we, and not OptumSoft, own all the software at issue in Phase I. The remaining issues that were not addressed in the Phase I trial are set to be tried in Phase II, including the application of the Court’s interpretation of the 2004 agreement to any other source code that OptumSoft claims to own and the trade secret misappropriation and confidentiality claims. The Phase II Trial is set for September 23, 2019 by the judge.
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
We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2018, provisions recorded for contingent losses related to other claims and matters have not been significant. Based on currently available information, management does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable, and believes these other matters are not likely, individually and in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.
7.    Equity Award Plan Activities
2014 Equity Incentive Plan
Effective January 1, 2018, our board of directors authorized an increase of 2,211,176 shares to the shares available for issuance under the 2014 Equity Incentive Plan (the “2014 Plan”). Pursuant to the 2014 Plan, the 2018 share increase is determined based on the lesser of 3% of total shares of common stock outstanding as of December 31, 2017, 12,500,000 shares, or such amount as determined by our board of directors. As of September 30, 2018, there remained approximately 22.9 million shares available for issuance under the 2014 Plan.
2014 Employee Stock Purchase Plan
Effective January 1, 2018, our board of directors authorized an increase of 737,058 shares to shares available for issuance under our 2014 Employee Stock Purchase Plan (the “ESPP”). Pursuant to the ESPP, the 2018 share increase is determined based the lesser of 1% of the total shares of common stock outstanding on December 31, 2017, 2,500,000 shares, or such amount as determined by our board of directors. As of September 30, 2018, there remained 2,533,438 shares available for issuance under the ESPP.
During the three and nine months ended September 30, 2018, we issued 81,769 shares and 190,659 shares at a weighted-average purchase price of $98.00 and $80.35 per share, respectively, under the ESPP.

Stock Option Activities
The following table summarizes the option activity under our stock plans and related information (in thousands, except years and per share amounts):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years) of Stock Options	Aggregate Intrinsic Value of Stock Options Outstanding
Balance—December 31, 2017	7,024	$33.05	6.1	$1,422,637
Options granted	82	244.20
Options exercised	(1,038)	33.07
Options canceled	(41)	53.44
Balance—September 30, 2018	6,027	$35.78	5.4	$1,386,807
Vested and exercisable—September 30, 2018	2,734	$22.39	4.8	$665,576
Restricted Stock Unit (RSU) Activities
A summary of the RSU activity under our stock plans and related information are presented below (in thousands, except years and per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Unvested balance—December 31, 2017	1,537	$104.29	1.6	$362,119
RSUs granted	231	274.46
RSUs vested	(405)	93.92
RSUs forfeited/canceled	(56)	127.57
Unvested balance—September 30, 2018	1,307	$136.63	1.5	$347,386
Shares Available for Grant
The following table presents the stock activity and the total number of shares available for grant under the 2014 Plan as of September 30, 2018 (in thousands):

Number of Shares
Balance—December 31, 2017	13,512
Authorized	2,211
Options granted	(82)
RSUs granted	(231)
Options canceled	41
RSUs forfeited	56
Shares traded for taxes	27
Balance—September 30, 2018	15,534

Stock-Based Compensation Expense
Total stock-based compensation expense related to options, restricted stock units and employee stock purchase rights granted were allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$1,268	$1,113	$3,706	$3,224
Research and development	12,010	11,048	34,700	30,977
Sales and marketing	6,537	5,115	18,771	12,651
General and administrative	3,439	2,876	9,406	8,139
Total stock-based compensation	$23,254	$20,152	$66,583	$54,991
As of September 30, 2018, unrecognized stock-based compensation expenses by award type and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	September 30, 2018
	Stock Option	RSU	ESPP	Restricted Stock
Unrecognized stock-based compensation expense	$60,754	$161,733	$9,722	$5,825
Weighted-average amortization period	3.6 years	3.2 years	1.2 years	4.0 years
Restricted Stock
Pursuant to the close of an acquisition during the current quarter (see Note 2), we issued 21,749 restricted shares of our common stock to certain key employees. These restricted shares vest over 4 years from the acquisition date and any unvested shares will be forfeited upon termination of such employees under certain conditions. The acquisition date fair value of these shares will be recognized as stock-based compensation over their vesting period.

8.    Net Income Per Share Available to Common Stock
The following table sets forth the computation of our basic and diluted net income per share available to common stock (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Basic:
Net income	$168,524	$133,722	$157,793	$319,368
Less: undistributed earnings allocated to participating securities	(85)	(182)	(87)	(725)
Net income available to common stockholders, basic	$168,439	$133,540	$157,706	$318,643
Diluted:
Net income attributable to common stockholders, basic	$168,439	$133,540	$157,706	$318,643
Add: undistributed earnings allocated to participating securities	6	15	7	61
Net income attributable to common stockholders, diluted	$168,445	$133,555	$157,713	$318,704
Denominator:
Basic:
Weighted-average shares used in computing net income per share available to common stockholders, basic	75,011	72,588	74,506	71,903
Diluted:
Weighted-average shares used in computing net income per share available to common stockholders, basic	75,011	72,588	74,506	71,903
Add weighted-average effect of dilutive securities:
Stock options and RSUs	5,967	6,636	6,298	6,528
Employee stock purchase plan	40	98	40	97
Weighted-average shares used in computing net income per share available to common stockholders, diluted	81,018	79,322	80,844	78,528
Net income per share attributable to common stockholders:
Basic	$2.25	$1.84	$2.12	$4.43
Diluted	$2.08	$1.68	$1.95	$4.06
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share available to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options and RSUs to purchase common stock	82	14	87	73
Employee stock purchase plan	98	—	59	—
Total	180	14	146	73

9.    Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in thousands, except percentages)
Income before income taxes	$189,389	$142,267	$90,311	$333,125
Provision for (benefit from) income taxes	$20,865	$8,545	$(67,482)	$13,757
Effective tax rate	11.0%	6.0%	(74.7)%	4.1%
The effective tax rates above reflect tax expense recorded on pre-tax income in the three months ended September 30, 2018 and an overall tax benefit recorded on pre-tax income in the nine months ended September 30, 2018. The tax expense recorded in the three months ended September 30, 2018 includes a lower U.S. corporate tax and U.S. tax on foreign earnings, as a result of the Tax Cuts and Jobs Act (“Tax Act”), and the tax effects of business acquisitions, including integration. For the nine months ended September 30, 2018, the rate also includes a federal and state tax discrete benefit on a $405.0 million charge related to our legal settlement with Cisco recorded in the three months ended June 30, 2018. In all periods, excess tax benefits attributable to equity compensation also significantly benefit the effective tax rate.
Integrating intellectual property from acquisitions into our business generally involves intercompany transactions and legal entity restructurings that have the impact of increasing our provision for income taxes. Consequently, our provision for income taxes and our effective tax rate may initially increase in the period of and shortly after an acquisition and integration. The magnitude of this impact will depend upon the specific type, size, and taxing jurisdictions of the intellectual property as well as the relative contribution to income in subsequent periods.
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
As of September 30, 2018, we have not yet completed our accounting for the tax effects of the enactment of the Tax Act. We recognized a provisional tax amount of $51.8 million in the fourth quarter of 2017 for the transition tax liability and the revaluation of our deferred income taxes as a result of the rate change. In the nine months ended September 30, 2018, we did not revise this estimate. In addition, we recorded a reasonable estimate for the effect of the new legislation as discussed above, which impacts our US income tax liabilities for the year ending December 31, 2018. Our estimates may also be affected as we gain a more thorough understanding of the tax law. These changes could be material to income tax expense. We will continue to refine our estimates related to the impact of the Tax Act during the one-year measurement period allowed under Staff Accounting Bulletin 118 (“SAB 118”).

10.    Segment Information
We have determined that we operate as one reportable segment. The following table represents revenue based on the customer’s location, as determined by the customer’s shipping address (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Americas	$406,666	$309,318	$1,099,624	$878,201
Europe, Middle East and Africa	92,911	79,143	316,608	199,244
Asia-Pacific	63,732	49,172	139,411	100,874
Total revenue	$563,309	$437,633	$1,555,643	$1,178,319
Long-lived assets, excluding intercompany receivables, investments in subsidiaries, privately-held equity investments and deferred tax assets, net by location are summarized as follows (in thousands):

	September 30, 2018	December 31, 2017
United States	$69,093	$69,128
International	6,304	5,151
Total	$75,397	$74,279

11.    Legal Settlement
On August 6, 2018, we entered into a binding term sheet with Cisco (“Term Sheet”). Under the Term Sheet, we paid Cisco $400.0 million on August 20, 2018, and the parties obtained dismissals of all ongoing district court and USITC litigation between them. Cisco granted us a release for all past claims relating to the patents Cisco asserted against us in the district court and USITC, and we granted Cisco a release from all past antitrust and unfair competition claims. These mutual releases extended to the Company's and Cisco’s customers, contract manufacturers, and partners. The parties further agreed to a five-year stand-down period for any utility patent infringement claims either may have against features currently implemented in the other party’s products and services, with some carve-outs for products stemming from acquired companies. The parties further agreed to a three-year dispute resolution process for allegations by either party against new and/or modified features in the other party’s products. We also agreed to make certain modifications to our Command Line Interface (“CLI”).
Upon signing the Term Sheet, we recorded a legal settlement charge of $405.0 million to operating expenses, which included legal fees associated with the settlement in the three months ended June 30, 2018. We have also recorded a corresponding income tax benefit of $0.9 million and $99.9 million for the three and nine months ended September 30, 2018.

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
On August 6, 2018, we entered into a binding term sheet with Cisco ("Term Sheet"). Under the Term Sheet, we paid Cisco $400.0 million on August 20, 2018, and the parties obtained dismissals of all ongoing district court and USITC litigation between them. Cisco granted us a release for all past claims relating to the patents Cisco asserted against us in the district court and USITC, and we granted Cisco a release from all past antitrust and unfair competition claims. These mutual releases extended to the Company's and Cisco’s customers, contract manufacturers, and partners. The parties further agreed to a five-year stand-down period for any utility patent infringement claims either may have against features currently implemented in the other party’s products and services, with some carve-outs for products stemming from acquired companies. The parties further agreed to a three-year dispute resolution process for allegations by either party against new and/or modified features in the other party’s products. We also agreed to make certain modifications to our Command Line Interface (“CLI”).
Furthermore, in order to comply with USITC exclusion and cease and desist orders previously issued in relation to the Cisco legal matter, we made certain design changes to our products for sale in the United States. Following the expiration and invalidation of related patent claims, effective July 1, 2018, certain features previously covered by the orders could be re-incorporated into our products. We are working with customers to complete any remaining re-qualification procedures related to the reintroduction of these features, the timing of which could result in an impact to our revenue and our deferred revenue balances.
Acquisitions
On August 2, 2018, we completed the acquisition of Mojo Networks, Inc. (“Mojo”), a provider of Cognitive WiFi and cloud-managed wireless networking solutions headquartered in Mountain View, California. We expect to extend our cognitive cloud networking architecture with the addition of Mojo by providing secure, high performance cognitive WiFi at cloud scale. On September 12, 2018, we completed the acquisition of Metamako Holding PTY LTD. (“Metamako”). Headquartered in Sydney,

Australia, Metamako was a leader in solutions for latency sensitive business applications. We expect this acquisition to play a key role in the delivery of our next generation platforms for low-latency applications.
Results of Operations
The following table summarizes historical results of operations for the periods presented and as a percentage of revenue for those periods. We have derived the data for the three and nine months ended September 30, 2018 and 2017 from our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in thousands)
Consolidated Statements of Operations Data:
Revenue
Product	$485,481	$380,344	$1,337,865	$1,025,615
Service	77,828	57,289	217,778	152,704
Total revenue	563,309	437,633	1,555,643	1,178,319
Cost of revenue (1)
Product	187,764	145,874	516,077	390,116
Service	13,962	11,142	41,181	33,599
Total cost of revenue	201,726	157,016	557,258	423,715
Gross profit	361,583	280,617	998,385	754,604
Operating expenses (1)
Research and development	117,589	79,610	324,029	242,414
Sales and marketing	47,903	40,640	136,231	116,297
General and administrative	15,321	19,535	53,420	65,009
Legal settlement	—	—	405,000	—
Total operating expenses	180,813	139,785	918,680	423,720
Income from operations	180,770	140,832	79,705	330,884
Other income (expense), net
Interest expense	(673)	(701)	(2,040)	(2,039)
Other income (expense), net	9,292	2,136	12,646	4,280
Total other income (expense), net	8,619	1,435	10,606	2,241
Income before income taxes	189,389	142,267	90,311	333,125
Provision for (benefit from) income taxes	20,865	8,545	(67,482)	13,757
Net income	$168,524	$133,722	$157,793	$319,368
__________________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in thousands)
Stock-Based Compensation Expense:
Cost of revenue	$1,268	$1,113	$3,706	$3,224
Research and development	12,010	11,048	34,700	30,977
Sales and marketing	6,537	5,115	18,771	12,651
General and administrative	3,439	2,876	9,406	8,139
Total stock-based compensation	$23,254	$20,152	$66,583	$54,991

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(as a percentage of revenue)
Revenue
Product	86.2%	86.9%	86.0%	87.0%
Service	13.8	13.1	14.0	13.0
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Product	33.3	33.4	33.2	33.1
Service	2.5	2.5	2.6	2.9
Total cost of revenue	35.8	35.9	35.8	36.0
Gross margin	64.2	64.1	64.2	64.0
Operating expenses
Research and development	20.9	18.2	20.9	20.5
Sales and marketing	8.5	9.2	8.8	9.9
General and administrative	2.7	4.5	3.4	5.5
Legal settlement	—	—	26.0	—
Total operating expenses	32.1	31.9	59.1	35.9
Income from operations	32.1	32.2	5.1	28.1
Interest expense	(0.1)	(0.1)	(0.1)	(0.2)
Other income (expense), net	1.6	0.5	0.8	0.4
Total other income (expense), net	1.5	0.4	0.7	0.2
Income before income taxes	33.6	32.6	5.8	28.3
Provision for (benefit from) income taxes	3.7	2.0	(4.3)	1.2
Net income	29.9%	30.6%	10.1%	27.1%

Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017
Revenue, Cost of Revenue and Gross Profit (in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change in		2018	2017	Change in
	$	$	$	%	$	$	$	%
Revenue
Product	$485,481	$380,344	$105,137	27.6%	$1,337,865	$1,025,615	$312,250	30.4%
Service	77,828	57,289	20,539	35.9	217,778	152,704	65,074	42.6
Total revenue	563,309	437,633	125,676	28.7	1,555,643	1,178,319	377,324	32.0
Cost of revenue
Product	187,764	145,874	41,890	28.7	516,077	390,116	125,961	32.3
Service	13,962	11,142	2,820	25.3	41,181	33,599	7,582	22.6
Total cost of revenue	201,726	157,016	44,710	28.5	557,258	423,715	133,543	31.5
Gross profit	$361,583	$280,617	$80,966	28.9%	$998,385	$754,604	$243,781	32.3%
Gross margin	64.2%	64.1%			64.2%	64.0%

Revenue by Geography (in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	% of Total	2017	% of Total	2018	% of Total	2017	% of Total
Americas	$406,666	72.2%	$309,318	70.7%	$1,099,624	70.7%	$878,201	74.5%
Europe, Middle East and Africa	92,911	16.5	79,143	18.1	316,608	20.4	199,244	16.9
Asia-Pacific	63,732	11.3	49,172	11.2	139,411	8.9	100,874	8.6
Total revenue	$563,309	100.0%	$437,633	100.0%	$1,555,643	100.0%	$1,178,319	100.0%
Revenue
Product revenue increased $105.1 million, or 27.6%, and $312.3 million, or 30.4%, in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increases were primarily driven by sales to our existing customers as they continued to expand their businesses. In addition, our newer switch products have continued to gain market acceptance, which has contributed to our revenue growth. Service revenue increased $20.5 million, or 35.9%, and $65.1 million, or 42.6% in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017 as a result of continued growth in initial and renewal support contracts as our customer installed base has continued to expand. We continue to experience pricing pressure on our products and services due to competition, but demand for our products and growth in our installed base has more than offset this pricing pressure.
We expect our revenue may vary from period to period based on, among other things, the timing and size of orders, the delivery and acceptance of products, and the impact of significant transactions.  In addition, while we expect our revenue to continue to grow in absolute dollars on a year-over-year basis, our revenue growth rates are expected to decline as our business scales.
Cost of Revenue and Gross Margin
Cost of revenue primarily consists of amounts paid for inventory to our third-party contract manufacturers and merchant silicon vendors, overhead costs in our manufacturing operations department, and other manufacturing-related costs associated with manufacturing our products and managing our inventory. Cost of revenue increased $44.7 million, or 28.5%, and $133.5 million, or 31.5%, in the three and nine months ended September 30, 2018 compared to the same periods in 2017. The increases in cost of revenue were primarily due to the corresponding increases in product revenues. We expect our cost of product revenue to continue to increase as our product revenue increases. Cost of providing PCS and other services consists primarily of personnel costs for our global customer support organization.
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including sales to large end customers who generally receive lower pricing, manufacturing-related costs including costs associated with supply chain sourcing activities, merchant silicon costs, the mix of products sold, and excess/obsolete inventory write-downs, including charges for excess/obsolete component inventory held by our contract manufacturers. Gross margin remained consistent, increasing slightly from 64.1% to 64.2% for the three months ended September 30, 2018, and from 64.0% to 64.2% for the nine months ended September 30, 2018 compared to the same periods in 2017. These increases were primarily driven by relatively fixed manufacturing overhead and service costs as we scaled our business, partially offset by a decrease in product margins primarily due to customer mix. We expect our gross margins to fluctuate over time, depending on the factors described above.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change in		2018	2017	Change in
	$	$	$	%	$	$	$	%
Operating expenses:
Research and development	$117,589	$79,610	$37,979	47.7%	$324,029	$242,414	$81,615	33.7%
Sales and marketing	47,903	40,640	7,263	17.9	136,231	116,297	19,934	17.1
General and administrative	15,321	19,535	(4,214)	(21.6)	53,420	65,009	(11,589)	(17.8)
Legal settlement	—	—	—	*	405,000	—	405,000	*
Total operating expenses	$180,813	$139,785	$41,028	29.4%	$918,680	$423,720	$494,960	116.8%
____________________
* Not meaningful.
Research and development.
Research and development expenses increased $38.0 million, or 47.7%, and $81.6 million, or 33.7%, for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increases in the three and nine months ended September 30, 2018 included a $11.5 million and a $35.2 million increase in personnel costs, including stock-based compensation and corporate bonuses, driven primary by headcount growth from normal hiring process and from the two acquisitions we completed in the third quarter of 2018, and a $20.4 million and a $32.9 million increase in new product introduction costs, driven by additional development projects. In addition, research and development related facilities and IT costs increased $2.1 million and $6.7 million in each period accommodating our acquired businesses and also reflecting ongoing headcount growth and higher IT and other consulting costs.
We expect our research and development expenses to increase in absolute dollars as we continue to invest heavily in software development in order to expand the capabilities of our cloud networking platform, introduce new products and features and build upon our technology leadership.
Sales and marketing.
Sales and marketing expenses increased $7.3 million, or 17.9%, and $19.9 million, or 17.1%, for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increase in each period was primarily driven by personnel costs which increased by $7.7 million and $17.8 million due to growth in headcount from normal hiring process and from the two acquisitions completed in the third quarter of 2018.
We expect our sales and marketing expenses to increase in absolute dollars as we continue to expand our sales and marketing efforts worldwide.
General and administrative.
General and administrative expenses decreased $4.2 million, or 21.6%, and $11.6 million, or 17.8%, for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The decrease in each period was primarily related to a reduced level of litigation activity and bond fee requirement as a result of the settlement of the Cisco litigation in August 2018. These decreases were partially offset by a $1.7 million and a $3.9 million increase in each period in other legal and professional fees, and a $1.1 million and a $2.7 million increase in each period in personnel costs, including increased stock-based compensation, driven by increased headcount.
We expect our general and administrative expenses to fluctuate in absolute dollars from period to period depending on the timing and progress of our litigation activities.
Legal settlement.
During the three months ended June 30, 2018, we recorded $405.0 million in legal settlement expenses in connection with a binding term sheet that was entered into on August 6, 2018 between the Company and Cisco. The amount was paid to Cisco in August of 2018. See Note 11 of Notes to Condensed Consolidated Financial Statements for further discussion.

Other Income (Expense), Net (in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change in		2018	2017	Change in
	$	$	$	%	$	$	$	%
Other income (expense), net:
Interest expense	$(673)	$(701)	$28	(4.0)%	$(2,040)	$(2,039)	$(1)	—%
Other income (expense), net	9,292	2,136	7,156	335.0	12,646	4,280	8,366	195.5
Total other income (expense), net	$8,619	$1,435	$7,184	500.6%	$10,606	$2,241	$8,365	373.3%
The increases in other income (expense), net during the three and nine months ended September 30, 2018 as compared to the same periods of 2017 were primarily driven by a $6.3 million and a $17.0 million increase in interest income, respectively, as we continued to generate cash and expand our marketable securities portfolios. In addition, during the nine months ended September 2018, we recorded a $9.1 million net unrealized loss on our investments in privately-held companies. See Note 5 of Notes to Condensed Consolidated Financial Statements for further discussion.
We expect our interest income to continue to grow in 2018 as we continue to grow our cash balance and invest our excess cash in marketable securities. We expect our foreign currency gains and losses continue to fluctuate in the future due to changes in foreign currency exchange rates. In connection with our adoption of ASU 2016-01 in the first quarter of 2018, other income (expense) may fluctuate in the future as a result of the re-measurement of our private company equity investments upon the occurrence of observable price changes and/or impairments. See Note 1 of Notes to Condensed Consolidated Financial Statements for details of this new guidance.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change in		2018	2017	Change in
	$	$	$	%	$	$	$	%
Income before income taxes	$189,389	$142,267	$47,122	33.1%	$90,311	$333,125	$(242,814)	(72.9)%
Provision for (benefit from) income taxes	20,865	8,545	12,320	144.2%	(67,482)	13,757	(81,239)	(590.5)%
Effective tax rate	11.0%	6.0%			(74.7)%	4.1%
The effective tax rates above reflect tax expense recorded on pre-tax income in the three months ended September 30, 2018 and an overall tax benefit recorded on pre-tax income in the nine months ended September 30, 2018. The tax expense recorded in the three months ended September 30, 2018 includes a lower U.S. corporate tax and U.S. tax on foreign earnings as a result of the Tax Cuts and Jobs Act (“Tax Act”), and the tax effect of acquisitions, including integration. For the nine months ended September 30, 2018, the rate also includes a federal and state tax discrete benefit on the $405.0 million charge related to the legal settlement with Cisco recorded in the three months ended June 30, 2018. In all periods, excess tax benefits attributable to equity compensation also significantly benefit the effective tax rate.
Integrating intellectual property from acquisitions into our business generally involves intercompany transactions and legal entity restructurings that have the impact of increasing our provision for income taxes. Consequently, our provision for income taxes and our effective tax rate may initially increase in the period of and shortly after an acquisition and integration. The magnitude of this impact will depend upon the specific type, size, and taxing jurisdictions of the intellectual property as well as the relative contribution to income in subsequent periods.
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
As of September 30, 2018, we have not yet completed our accounting for the tax effects of the enactment of the Tax Act. We recognized a provisional tax amount of $51.8 million in the fourth quarter of 2017 for the transition tax liability and the revaluation of our deferred income taxes as a result of the rate change. In the nine months ended September 30, 2018, we did not revise this estimate. In addition, we recorded a reasonable estimate for the effect of the new legislation as discussed above, which impacts our U.S. income tax liabilities for the year ending December 31, 2018. Our estimates may also be affected as we gain a more thorough understanding of the tax law. These changes could be material to income tax expense. We will continue to refine our estimates related to the impact of the Tax Act during the one-year measurement period allowed under SAB 118.
On July 24, 2018, in the case of Altera Corp. v. Commissioner, the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) reversed a 2015 decision of the U.S. Tax Court that had found U.S. Treasury Regulations requiring the inclusion of stock-based compensation in intercompany cost-sharing arrangements to be invalid (“Tax Court Decision”).  On August 7, 2018, the Ninth Circuit withdrew its opinion to reverse the Tax Court Decision to allow time for a reconstituted panel to confer on the appeal.  We are currently evaluating the impact of these decisions on our financial statements, which may adversely affect our effective tax rate in future periods.
Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of September 30, 2018, our total balance of cash, cash equivalents and marketable securities was $1.7 billion, of which approximately $265.9 million was held outside the U.S. in our foreign subsidiaries.
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

Cash Flows

	Nine Months Ended September 30,
	2018	2017 As Adjusted (1)

	(in thousands)
Cash provided by operating activities	$207,300	$447,963
Cash used in investing activities (1)	(583,452)	(199,090)
Cash provided by financing activities	41,336	38,243
Effect of exchange rate changes	(984)	697
Net increase/(decrease) in cash, cash equivalents and restricted cash	$(335,800)	$287,813
___________________________
(1) Cash used in investing activities for the nine months ended September 30, 2017 was adjusted as a result of our adoption of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, in the first quarter of 2018. See Note 1 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Cash Flows from Operating Activities
During the nine months ended September 30, 2018, cash provided by operating activities was $207.3 million, primarily from net income of $157.8 million, non-cash adjustments to net income of $42.6 million, and a net increase of $6.9 million in cash from changes in our operating assets and liabilities. The increase in cash from changes in operating assets and liabilities was primarily due to cash inflows of $98.3 million from a decrease in inventories driven by improved inventory management and timing of receipts, $30.5 million from an increase in accounts payable due to timing of inventory receipts and payments, $13.2 million from an increase in deferred revenue primarily from growth in customer PCS contracts, $10.3 million from an increase in income taxes payable, and $10.0 million from increases in other liabilities primarily driven by increased customer prepayments under concealable contracts. These cash inflows were partially offset by cash outflows of $68.2 million from an increase in accounts receivable due to increased billing and timing of customer shipments, $50.5 million from an increase in prepaid expenses and other current assets primarily due to higher prepaid income taxes in connection with an income tax benefit associated with the Cisco legal settlement charges referenced above, and $35.9 million from a decline in accrued liabilities due primarily to a decline in supplier liabilities and the completion of product development projects.
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
Cash Flows from Investing Activities
During the nine months ended September 30, 2018, cash used in investing activities was $583.5 million, consisting of purchases of available-for-sale securities of $827.2 million, offset by proceeds of $367.0 million from maturities of marketable securities, $95.6 million for business acquisitions, and purchases of property and equipment of $17.6 million.
During the nine months ended September 30, 2017, cash used in investing activities was $199.1 million, consisting of purchases of available-for-sale securities of $325.4 million, offset by proceeds of $135.5 million and purchases of property, equipment and other assets of $12.2 million.
Cash Flows from Financing Activities
During the nine months ended September 30, 2018, cash provided by financing activities was $41.3 million, consisting primarily of proceeds from the issuance of common stock under employee equity incentive plans of $49.6 million, offset by minimum tax withheld for employees of $6.9 million and payments for lease financing obligations of $1.4 million.

During the nine months ended September 30, 2017, cash provided by financing activities was $38.2 million, consisting primarily of proceeds from the issuance of common stock under employee equity incentive plans of $41.9 million, offset by minimum tax withheld for employees of $2.5 million and payments for lease financing obligations of $1.2 million.
Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
Our contractual obligations represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through cash generated from operations and from our existing balances of cash, cash equivalent and marketable securities. As of September 30, 2018, our principal commitments consist primarily of obligations under operating and financing leases for offices and data centers and purchase commitments with our contract manufacturers and suppliers. There have been no significant changes to these obligations during the nine months ended September 30, 2018, compared to the contractual obligations disclosed in our “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K, filed with the SEC on February 20, 2018, other than the new operating leases entered into in 2018 and the purchase commitments described in Note 6 of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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
Effective January 1, 2018, we adopted the new revenue recognition guidance under ASC 606 as discussed in the section titled Recently Adopted Accounting Pronouncements in Note 1 of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. As a result, we updated our critical accounting policy on revenue recognition as follows. There have been no changes to our other critical accounting policies and estimates discussed in the section titled Management's Discussion and Analysis of Financial Condition and Results of Operations under PART II, Item 7, of our Annual Report on Form 10-K filed with the SEC on February 20, 2018. We believe our critical accounting policies and estimates reflect our significant judgments and estimates used in the preparation of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
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
Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the U.S. and to a lesser extent in Europe and Asia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. For the three and nine months ended September 30, 2018, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had a maximum impact of approximately $2.5 million and $6.4 million, respectively, on our operating results. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements. While we have not engaged in the hedging of our foreign currency transactions to date and do not enter into any hedging contracts for trading or speculative purposes, we may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar.
Interest Rate Sensitivity
As of September 30, 2018 and December 31, 2017, we had cash, cash equivalents and available-for-sale marketable securities totaling $1.7 billion and $1.5 billion, respectively. Cash equivalents and marketable securities were invested primarily in money market funds, corporate bonds, U.S. agency mortgage-backed securities, U.S. treasury securities and commercial papers. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the U.S. A decline in interest rates would reduce our interest income. For the three and nine months ended September 30, 2018 and 2017, the effect of a hypothetical 100 basis point increase or decrease in overall interest rates would not have had a material impact on our interest income.
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
Investments in Privately-Held Companies
Our non-marketable equity investments in privately-held companies are recorded in “Investments” in our condensed consolidated balance sheets. As of September 30, 2018 and December 31, 2017, the total carrying amount of our investments in privately-held companies was $35.0 million and $36.1 million. See Note 5 of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under the “Legal Proceedings” subheading in Note 6 and in Note 11 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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
We have experienced rapid growth and increased demand for our products over the last several years, which has placed a strain on our management, administrative, operational and financial infrastructure. Our employee headcount and number of end customers have increased, and we expect both to continue to grow over the next year. For example, between December 31, 2011 and September 30, 2018, our headcount grew from approximately 250 employees to approximately 2,280 employees, and our cumulative number of end customers grew from approximately 1,100 to over 4,900. As we have grown, we have had to manage an increasingly large and more complex array of internal systems and processes to scale with all aspects of our business, including our hardware and software development, contract manufacturing, purchasing, logistics, fulfillment and maintenance and support. Our success will depend in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and continue to hire, train and manage new employees as needed. To manage domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting processes and procedures and implement more extensive and integrated financial and business information systems. We may not be able to successfully implement these or other improvements to our systems and processes in an efficient or timely manner, and we may discover deficiencies in their capabilities or effectiveness. We may experience difficulties in managing improvements to our systems and processes or in connection with third-party technology. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. Our failure to improve our systems and processes, or their failure to operate effectively and in the intended manner, may result in disruption of our current operations and end-customer relationships, our inability to manage the growth of our business and our inability to accurately forecast our revenue, expenses and earnings and prevent certain losses.
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
We pursue new product offerings and technology initiatives from time to time, and if we fail to successfully carry out these initiatives, our business, financial condition, or results of operations could be adversely impacted.
As part of the evolution of our business, we have made substantial investments to develop new products and enhancements to existing products through our acquisitions and research and development efforts. If we are unable to anticipate technological changes in our industry by introducing new or enhanced products in a timely and cost-effective manner, or if we fail to introduce products that meet market demand, we may lose our competitive position, our products may become obsolete, and our business, financial condition or results of operations could be adversely affected.
Additionally, from time to time, we invest in expansion into adjacent markets, including the campus switching and WiFi networking markets. Although we believe these solutions are complementary to our current offerings, we have less experience and a more limited operating history in these markets, and our efforts in this area may not be successful. Expanding our services in existing and new markets and increasing the depth and breadth of our presence imposes significant burdens on our marketing, compliance, and other administrative and managerial resources. Our plan to expand and deepen our market share in our existing markets and possibly expand into additional markets is subject to a variety of risks and challenges. Our success in these new markets depends on a variety of factors, including the following:

•	Our ability to attract a customer base in markets in which we have less experience;

•	Our successful development of new sales and marketing strategies to meet customer requirements;

•
Our ability to compete with new and existing competitors in these adjacent markets, many of which may have more financial resources, market experience, brand recognition, relevant intellectual property rights, or established customer relationships than we currently do;

•	Our ability to skillfully balance our investment in adjacent markets with investment in our existing products and services;
Additionally, future market share gains may take longer than planned and cause us to incur significant costs. Difficulties in any of our new product development efforts or our efforts to enter adjacent markets could adversely affect our operating results and financial condition.
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

•	changes in end-customer, geographic or product mix;

•	changes in growth rates of the networking market;

•	the cost and potential outcomes of existing and future litigation, including the OptumSoft litigation matters;

•
increased expenses resulting from the tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs recently implemented and additional tariffs that have been proposed by the U.S. government on various imports from China;

•
changes in the sales and implementation cycles for our products including the qualification and testing of our products by our customers and any delays or cancellations of purchases caused by such activities;

•	the rate of expansion and productivity of our sales force including any expansion into new markets;

•	changes in our pricing policies, whether initiated by us or as a result of competition;

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

•	our ability to successfully expand our business domestically and internationally;

•	our ability to increase the size of our sales or distribution channel, any disruption in our sales or distribution channels, and/or termination of our relationship with important channel partners;

•	decisions by potential end customers to purchase our networking solutions from larger, more established vendors, white box vendors or their primary network equipment vendors;

•	price competition;

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
A substantial portion of our business and revenue depends on the growth and evolution of the cloud networking market. The market demand for cloud networking solutions has increased in recent years as end customers have deployed larger, more sophisticated networks and have increased the use of virtualization and cloud computing. The continued growth of this market will be dependent upon many factors including but not limited to the adoption of and demand for our end customers’ products and services, the expansion, evolution and build out of our end customers’ networks, the overcapacity of existing network infrastructures, changes in the technological requirements for the products and services to be deployed in these networks, the amount and mix of capital spending by our end customers, the development of network switches and cloud service solutions by our large end customers for internal use, the financial performance and prospects of our end customers, the availability of capital resources to our end customers, changes in government regulation that could impact cloud networking business models including those regulations related to cyber security, privacy, data protection and net neutrality, our ability to provide cloud networking solutions that address the needs of end customers more effectively and economically than those of other competitors or existing technologies and general economic conditions.
If the cloud networking solutions market does not develop in the way we anticipate or otherwise experiences a slow-down, if our solutions do not offer benefits compared to competing networking products or if end customers do not recognize the benefits that our solutions provide, then our business, financial condition, results of operations and prospects could be materially adversely affected.
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
We may be unable to sustain or increase our revenue from our large end customers, grow revenues with new or other existing end customers at the rate we anticipate or at all, or offset the discontinuation of concentrated purchases by our larger end customers with purchases by new or existing end customers. These customers can drive the growth in revenue for particular products and services based on factors such as: trends in the networking market, business mergers and acquisitions and the overall fast growth of a customer's underlying business. These customers could choose to divert all or a portion of their business with us to one of our competitors, demand pricing concessions for our services, or require us to provide enhanced services that increase our costs. If these factors drove some of our large customers to cancel all or a portion of their business relationships with us, it could materially impact the growth in our business and the ability to meet our current and long-term financial forecasts. We expect that such concentrated purchases will continue to contribute materially to our revenue for the foreseeable future and that our results of operations may fluctuate materially as a result of such larger end customers’ buying patterns. In addition, we may see consolidation of our customer base, such as among Internet companies and cloud service providers, which could result in loss of end customers. The loss of such end customers, or a significant delay or reduction in their purchases, including reductions or delays due to customer departures from recent buying patterns, or an unfavorable change in competitive conditions could materially harm our business, financial condition, results of operations and prospects.
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
In the past several years, we have announced a number of new products and enhancements to our products and services. The success of our new products depends on several factors including, but not limited to, appropriate new product definition, the development of product features that sufficiently meet end-user requirements, component costs, timely completion and introduction of these products, prompt solution of any defects or bugs in these products, our ability to support these products, differentiation of new products from those of our competitors and market acceptance of these products.
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
Our ability to continue to compete effectively in a rapidly evolving market requires that we successfully release new products that meet the increasingly sophisticated networking requirements of our end customers. The success of new product introductions will depend on a number of factors including, but not limited to, timely and successful product development, market acceptance of our new products, our ability to penetrate new markets, our ability to manage the risks associated with new product production ramp-up issues, the timely development and availability of new merchant silicon chips from our suppliers, the effective management of purchase commitments and inventory in line with anticipated product demand, the availability of products in appropriate quantities and costs to meet anticipated demand, and the risk that new products may have quality or other defects or deficiencies in the early stages of introduction. For example, our new product releases will require strong execution from our third party merchant silicon chip suppliers to develop and release new merchant silicon chips that satisfy end-customer requirements, to meet expected release schedules and to provide sufficient quantities of these components. In addition, we recently introduced

Arista Cognitive Cloud Networking for the Campus as well as Mojo Cognitive Wifi and Metamako low latency switches. If we are unable to successfully manage our product introductions or transitions, or if we fail to penetrate new markets, as a result of any of these or other factors, our business, financial condition, results of operations and prospects could be adversely affected.
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
We also expect increased competition if our market continues to expand. As we continue to expand globally, we may see new competition in different geographic regions. In particular, we may experience price-focused competition from competitors in Asia, especially from China. As we expand into new markets, we will face competition not only from our existing competitors but also from other competitors, including existing companies with strong technological, marketing, and sales positions in those markets, as well as those with greater resources, including technical and engineering resources, than we do. Conditions in our market could change rapidly and significantly as a result of technological advancements or other factors. Current or potential competitors may be acquired by third parties that have greater resources available than we do. Our current or potential competitors might take advantage of the greater resources of the larger organization resulting from these acquisitions to compete more vigorously or broadly with us. In addition, continued industry consolidation might adversely affect end customers’ perceptions of the viability of smaller and even medium-sized networking companies and, consequently, end customers’ willingness to purchase from those companies. Further, certain large end customers may develop network switches and cloud service solutions for internal use and/or to broaden their portfolio of products, which could allow these end customers to become new competitors in the market.
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
The parties tried Phase I of the case, relating to contract interpretation and application of the contract to certain claimed source code, in September 2015. On December 16, 2015, the Court issued a Proposed Statement of Decision Following Phase 1 Trial, and on January 8, 2016, OptumSoft filed objections to that Proposed Statement of Decision. On March 23, 2016, the Court

issued a Final Statement of Decision Following Phase I Trial, in which it agreed with and adopted our interpretation of the 2004 agreement and held that we, and not OptumSoft, own all the software at issue in Phase I. The remaining issues that were not addressed in the Phase I trial are set to be tried in Phase II, including the application of the Court’s interpretation of the 2004 agreement as set forth in the Final Statement of Decision Following Phase I Trial to any other source code that OptumSoft claims to own following a review and the trade secret misappropriation and confidentiality claims. The Phase II Trial is set for September 23, 2019 by the judge.
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
If we add or change contract manufacturers, or change any manufacturing plant locations within a contract manufacturer network, we would add additional complexity and risk to our supply chain management and may increase our working capital requirements. Ensuring a new contract manufacturer or new plant location is qualified to manufacture our products to our standards and industry requirements could take significant effort and be time consuming and expensive. Any addition or change in manufacturers may be extremely costly, time consuming and we may not be able to do so successfully.
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
Enhanced United States tax, tariff, import/export restrictions, Chinese regulations or other trade barriers may have a negative effect on global economic conditions, financial markets and our business.
There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect trade policies, treaties, tariffs and taxes, including trade policies and tariffs regarding China. The current U.S. presidential administration has called for substantial changes to U.S. foreign trade policy with respect to China and other countries, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the United States. Earlier this year, the Office of the U.S. Trade Representative (the “USTR”) enacted tariffs on imports into the U.S. from China. In September 2018, the USTR enacted another tariff on the import of other Chinese products, including communications equipment products and components manufactured and imported from China, with an additional combined import value of approximately $200 billion. The tariff became effective on September 24, 2018, with an initial rate of 10% until January 2019 when they are expected to increase to 25%. It is expected that these tariffs will cause our costs to increase, which could narrow the profits we earn from sales of products requiring such materials.  Furthermore, if tariffs, trade restrictions, or trade barriers are placed on products such as ours by foreign governments, especially China, it could raise prices for our products, which may result in the loss of customers and our business, financial condition and results of operations may be harmed.  We believe we can adjust our supply chain and manufacturing practices to minimize the impact of the tariffs, but our efforts may not be successful, there can be no assurance that we will not experience a disruption in our business related to these or other changes in trade practices and the process of changing suppliers in order to mitigate any such tariff costs could be complicated, time-consuming, and costly.
Furthermore, the U.S. tariffs may cause customers to delay orders as they evaluate where to take delivery of our products in connection with their efforts to mitigate their own tariff exposure. Such delays create forecasting difficulties for us and increase the risk that orders might be canceled or might never be placed. Current or future tariffs imposed by the U.S. may also negatively impact our customers' sales, thereby causing an indirect negative impact on our own sales. Any reduction in our customers' sales, and/or any apprehension among distributors and customers of a possible reduction in such sales, would likely cause an indirect negative impact on our own sales. Even in the absence of further tariffs, the related uncertainty and the market's fear of an escalating trade war might cause our distributors and customers to place fewer orders for our products, which could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

Additionally, the current U.S. presidential administration continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, and may impose additional tariffs on imports from China.  Therefore, it is possible further tariffs may be imposed that could cover imports of communications equipment products and components used in our products, or our business may be adversely impacted by retaliatory trade measures taken by China or other countries, including restricted access to suppliers, communications equipment products and components used in our products, causing us to raise prices or make changes to our products, which could materially harm our business, financial condition and results of operations.  The current administration, along with Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties, taxes, government regulations and tariffs that would be applicable. It is unclear what changes might be considered or implemented and what response to any such changes may be by the governments of other countries. These changes have created significant uncertainty about the future relationship between the United States and China, as well as other countries, including with respect to the trade policies, treaties, government regulations and tariffs that could apply to trade between the United States and other nations. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations and affect our strategy in China and elsewhere around the world. Given the relatively fluid regulatory environment in China and the United States and uncertainty how the U.S. Administration or foreign governments will act with respect to tariffs, international trade agreements and policies, a trade war, further governmental action related to tariffs or international trade policies, or additional tax or other regulatory changes in the future could directly and adversely impact our financial results and results of operations.
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
Our business depends on the overall demand for information technology, network connectivity and access to data and applications. Weak domestic or global economic conditions, fear or anticipation of such conditions or a reduction in information technology and network infrastructure spending even if economic conditions improve, could adversely affect our business, financial condition, results of operations and prospects in a number of ways, including longer sales cycles, lower prices for our products and services, higher default rates among our distributors, reduced unit sales and lower or no growth. For example, the global macroeconomic environment could be negatively affected by, among other things, instability in global economic markets resulting from increased U.S. trade tariffs on steel and other products and trade disputes between the U.S. and other countries, instability in the global credit markets, the impact and uncertainty regarding global central bank monetary policy, rising interest rates and increased inflation, including the recent rise in U.S. interest rates, the instability in the geopolitical environment as a result of the United Kingdom “Brexit” decision to withdraw from the European Union, economic challenges in China and ongoing U.S. and foreign governmental debt concerns. Such challenges have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets, particularly if any future sovereign debt defaults or significant bank failures or defaults occur. Market uncertainty and instability in Europe or Asia could intensify or spread further, particularly if ongoing stabilization efforts prove insufficient. Continuing or worsening economic instability could adversely affect spending for IT, network infrastructure, systems and tools. Continued turmoil in the geopolitical environment in many parts of the world may also affect the overall demand for our products. Although we do not believe that our business, financial condition, results of operations and prospects have been significantly adversely affected by economic and political uncertainty in Europe, Asia or other countries to date, deterioration of such conditions may harm our business, financial condition, results of operations and prospects in the future. A prolonged period of economic uncertainty or a downturn may also significantly affect financing markets, the availability of capital and the terms and conditions of financing arrangements, including the overall cost of financing as well as the financial health or creditworthiness of our end customers. Circumstances may arise in which we need, or desire, to raise additional capital, and such capital may not be available on commercially reasonable terms, or at all.
We may become involved in litigation that may materially adversely affect us.
From time to time, in addition to the litigation involving OptumSoft described elsewhere in these risk factors, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including patent, copyright, commercial, product liability, employment, class action, whistleblower and other litigation and claims, in addition to governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability and/or require us to change our business practices. For example, we were previously involved in litigation with Cisco. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations and prospects.
For more information regarding the litigation in which we are currently involved, see the “Legal Proceedings” subheading in in Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q incorporated herein by reference.
Assertions by third parties of infringement or other violations by us of their intellectual property rights, or other lawsuits asserted against us, could result in significant costs and substantially harm our business, financial condition, results of operations and prospects.
Patent and other intellectual property disputes are common in the network infrastructure industry and have resulted in protracted and expensive litigation for many companies. Many companies in the network infrastructure industry, including our competitors and other third parties, as well as non-practicing entities, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims of patent infringement, misappropriation, or other violations of intellectual property rights against us. From time to time, they have or may in the future also assert such claims against us, our end customers or channel partners whom we typically indemnify against claims that our products infringe, misappropriate or otherwise violate the intellectual property rights of third parties. For example, we are currently a party to litigation involving OptumSoft described elsewhere in these risk factors and we have previously been involved in litigation with Cisco.
As the number of products and competitors in our market increases and overlaps occur or if we enter into new markets, claims of infringement, misappropriation, and other violations of intellectual property rights may increase. Any claim of infringement, misappropriation, or other violations of intellectual property rights by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, distract our management from our business and require us to cease use of such intellectual property. In addition, some claims for patent infringement may relate to subcomponents that we purchase from third parties. If these third parties are unable or unwilling to indemnify us for these claims, we could be substantially harmed.
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
The third-party asserters of intellectual property claims may be unreasonable in their demands, or may simply refuse to settle, which could lead to expensive settlement payments, prolonged periods of litigation and related expenses, additional burdens on employees or other resources, distraction from our business, supply stoppages, and lost sales.
An adverse outcome of a dispute (including those lawsuits described under the “Legal Proceedings” subheading in Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and the settlement with Cisco described in Note 11 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q) may require us to pay substantial damages or penalties including treble damages if we are found to have willfully infringed a third party’s patents; cease making, licensing, using, or importing into the U.S. products or services that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to attempt to redesign our products or services or otherwise to develop non-infringing technology, which may not be successful; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or intellectual property rights; and indemnify our partners and other third parties. Any damages, penalties or royalty obligations we may become subject to as a result of an adverse outcome, and any third-party indemnity we may need to provide, could harm our business, financial condition, results of operations and prospects. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. Further, there is little or no information publicly available concerning market or fair values for license fees, which can lead to overpayment of license or settlement fees. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Suppliers subject to third-party intellectual property claims also may choose or be forced to discontinue or alter their arrangements with us, with little or no advance notice to us. Any of these events could seriously harm our business, financial condition, results of operations and prospects.
In the event that we are found to infringe any third party intellectual property, we could be enjoined, or subject to other remedial orders that would prohibit us, from making, licensing, using or importing into the U.S. such products or services. In order to resume such activities with respect to any affected products or services, we (or our component suppliers) would be required to develop technical redesigns to this third party intellectual property that no longer infringe the third party intellectual property. In any efforts to develop technical redesigns for these products or services, we (or our component suppliers) may be unable to do so in a manner that does not continue to infringe the third party intellectual property or that is acceptable to our customers. These redesign efforts could be extremely costly and time consuming as well as disruptive to our other development activities and distracting to management. Moreover, such redesigns could require us to obtain approvals from the court or administrative body to resume the activities with respect to these affected solutions. We may not be successful in our efforts to obtain such approvals in a timely manner, or at all. Any failure to effectively redesign our solutions or to obtain timely approval of those redesigns by a court or administrative body may cause a disruption to our product shipments and materially and adversely affect our business, prospects, reputation, results of operations, and financial condition. For example, in two prior investigations brought by Cisco in the International Trade Commission (“ITC”), we were subjected to remedial orders that prohibited us from importing and selling after importation any products the ITC found to infringe Cisco’s patents. As a result, we were required to redesign certain aspects of our products and obtain Customs approval of those redesigns before we could continue to import those products into the United States.
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
We expect our gross margins to vary over time and the gross margins we have achieved in recent years may not be sustainable and may be adversely affected in the future by numerous factors, including:

•	changes in end-customer, geographic or product mix, including mix of configurations within each product group;

•	increased price competition and changes in the actions of our competitors or their pricing strategies;

•	introduction of new products, including products with price-performance advantages and new business models including the sale and delivery of more software and subscription solutions;

•	increases in material or component costs including such increases caused by any restriction from sourcing components and manufacturing products internationally;

•	our ability to reduce production costs;

•	entry into new markets or growth in lower margin markets, including markets with different pricing and cost structures, through acquisitions or internal development;

•	entry in markets with different pricing and cost structures;

•	pricing discounts;

•	increases in material costs in the event we are restricted from sourcing components and manufacturing products internationally.

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

•
increased costs arising from the tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs recently implemented and additional tariffs that have been proposed by the U.S. government on various imports from China, Canada, Mexico and the E.U. and by the governments of these jurisdictions on certain U.S. goods;

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
As part of our business strategy, we may make investments in complementary companies, products or technologies which could involve licenses, additional channels of distribution, discount pricing or investments in or acquisitions of other companies. For example, we completed the acquisition of Mojo Networks, Inc. (“Mojo”) on August 2, 2018 and the acquisition of Metamako Holding PTY LTD. (“Metamako”) on September 12, 2018. However, we do not have significant experience in making investments in other companies nor had we made any acquisitions prior to those of Mojo and Metamako, and as a result, our ability as an organization to evaluate and/or complete investments or acquire and integrate other companies, products or technologies in a successful manner is unproven. We may not be able to find suitable investment or acquisition candidates, and we may not be able to complete such investments or acquisitions on favorable terms, if at all. If we do complete investments or acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any investments or acquisitions we complete could be viewed negatively by our end customers, investors and securities analysts.
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

Furthermore, through acquisitions, we continue to expand into new markets and new market segments and we may experience challenges in entering into new market segments for which we have not previously manufactured and sold products, including facing exposure to new market risks, difficulty achieving expected business results due to a lack of experience in new markets, products or technologies or the initial dependence on unfamiliar distribution partners or vendors.
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
The trading price of our common stock has historically been and is likely to continue to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include the following:

•	actual or anticipated announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	forward-looking statements related to future revenue, gross margins and earnings per share;

•	price and volume fluctuations in the overall stock market from time to time;

•	changes in the growth rate of the networking market;

•	litigation involving us, our industry, or both including events occurring in our litigation with OptumSoft;

•	manufacturing, supply or distribution shortages or constraints, or challenges with adding or changing our manufacturing process or supply chain;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in the IT security industry in particular;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	sales by our officers, directors or significant stockholders;

•	actual or anticipated changes or fluctuations in our results of operations;

•	adverse changes to our relationships with any of our channel partners;

•	whether our results of operations or our financial outlook for future fiscal periods meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of investors or securities analysts;

•	regulatory developments in the U.S., foreign countries or both;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales of large blocks of our common stock; or

•	departures of key personnel.

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
Based on approximately 75.4 million shares outstanding as of September 30, 2018, holders of approximately 24.1% of our common stock have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, we have registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. If holders, by exercising their registration rights, sell large numbers of shares, it could adversely affect the market price of our common stock.
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
Our directors, executive officers and each of our stockholders who own greater than 10% of our outstanding common stock together with their affiliates, in the aggregate, beneficially own approximately 23.3% of the outstanding shares of our common stock, based on shares outstanding as of September 30, 2018. As a result, these stockholders, if acting together, could exercise a significant level of influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On September 12, 2018, in connection with our acquisition of Metamako Holding PTY LTD. (“Metamako”), we issued 79,821 shares of our common stock to the stockholders of Metamako as partial consideration for our acquisition of Metamako. For further discussion of this acquisition, see Note 2 of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
This stock issuance was not registered under the Securities Act of 1933, as amended (the “Securities Act”). Such shares were issued in a private placement exempt from the registration requirements of the Securities Act, in reliance upon Section 4(a)(2) of the Securities Act or Regulation D or Regulation S promulgated thereunder. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the share certificates issued in these transactions.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description
10.1+	Term Sheet of Mutual Release and Settlement Agreement, dated August 6, 2018, between the Registrant and Cisco Systems, Inc.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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
+ Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arista Networks, Inc.
(Registrant)

Date:	November 5, 2018	By:	/s/ JAYSHREE ULLAL
Jayshree Ullal
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 5, 2018	By:	/s/ ITA BRENNAN
Ita Brennan
Chief Financial Officer
(Principal Accounting and Financial Officer)