Form 10-K
period 2018-12-31
Arista Networks, Inc.
filed 2019-02-15
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $14,715,944,627 as of June 30, 2018 based on the closing sale price of the registrant’s common stock on the New York Stock Exchange on such date. Shares held by persons who may be deemed affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
On February 8, 2019, 75,730,873 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2019 Annual Stockholders’ Meeting to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of December 31, 2018 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•
our ability to expand our leadership position in the network switch industry, including the areas of mobility, virtualization, cloud computing and cloud networks, and to develop new products and expand our business into new markets;

•
our ability to satisfy the requirements for cloud networking solutions and to successfully anticipate technological shifts and market needs, innovate new products and bring them to market in a timely manner;

•	our ability to integrate and realize the benefits of our recent and future acquisitions;

•	our business plan and our ability to effectively manage our growth, including the reporting requirements and compliance obligations of a public company;

•
costs associated with defending intellectual property infringement and other claims and the potential outcomes of such disputes, such as those claims discussed in “Legal Proceedings,” including the OptumSoft litigation matters;

•	our ability to retain and increase sales to existing customers and attract new end customers, including large end customers;

•	the budgeting cycles and purchasing practices of end customers, including large end customers who may receive lower pricing terms due to volume discounts;

•	the growth and buying patterns of our large end customers in which large bulk purchases may or may not occur in certain quarters;

•	our inability to fulfill our end customers’ orders due to supply chain delays, access to key commodities or technologies or events that impact our manufacturers or their suppliers;

•	the deferral or cancellation of orders by end customers, warranty returns or delays in acceptance of our products;

•	our ability to further penetrate our existing customer base and sell more complex and higher-performance configurations of our products;

•	our ability to displace existing products in established markets;

•	our belief that increasing channel leverage will extend and improve our engagement with a broad set of customers;

•	our ability to timely and effectively scale and adapt our existing technology;

•	the benefits realized by our customers in their use of our products and services including lower total cost of ownership;

•	our ability to expand our business domestically and internationally;

•	the effects of increased competition in our market and our ability to compete effectively;

•	the effects of seasonal and cyclical trends on our results of operations;

•	our expectations concerning relationships with third parties;

•	the attraction and retention of qualified employees and key personnel;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	economic and industry trends;

•	estimates and estimate methodologies used in preparing our financial statements;

•	future trading prices of our common stock;

•	our belief that we have adequately reserved for uncertain tax positions;

•	global economic and political conditions that introduce instability into the U.S. economy;

•	the impact of global and domestic tax reform, including the Tax Cuts and Jobs Act of 2017;

•
the impact of tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs recently implemented and additional tariffs that have been proposed by the U.S. government on various imports from China;

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

PART I
Item 1. Business
We are a leading supplier of cloud networking solutions that use software innovations to address the needs of large-scale internet companies, cloud service providers and next-generation data centers and campuses for enterprise support. Our cloud networking solutions consist of our Extensible Operating System, or EOS, a set of network applications and our Ethernet switching and routing platforms. Our cloud networking solutions deliver industry-leading performance, scalability, availability, programmability, automation and visibility. At the core of our cloud networking platform is EOS, which was purpose-built to be fully programmable and highly modular. The programmability of EOS has allowed us to create a set of software applications that address the requirements of cloud networking, including workflow automation, network visibility and analytics, and has also allowed us to rapidly integrate with a wide range of third-party applications for virtualization, management, automation, orchestration and network services. Since we began shipping our products, we have grown rapidly, and, according to Crehan Research, we have achieved the second largest market share in data center 10/25/40/50/100 Gigabit Ethernet switch ports, excluding blade switching, sold in 2018. We have been profitable and cash flow positive for each year since 2010.
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
In 2018, we announced a new network architecture designed to address transitional changes as the enterprise moves to an Internet of Things (“IoT”)-ready campus. Leveraging EOS® and CloudVision®, our Cognitive Cloud Networking approach brings operational consistency and modern cloud principles to the enterprise campus. As part of the enterprise campus solution, we acquired Mojo Networks, Inc. (“Mojo”), inventor of Cognitive WiFiTM and a leader in cloud-managed wireless networking. We also acquired Metamako Holding PTY LTD. (“Metamako”), a leader in low-latency, FPGA-enabled network solutions.
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
Limitations of Traditional Enterprise Campus Networks
Traditional enterprise campus networks suffer from complex bottlenecks brought on by the myriad of platforms, operating systems, proprietary features and network management tools. Coupled with the explosive growth of IoT and endpoints as well as the requirement for workloads, users and devices to be connected anywhere, the operational costs of managing these complexities become prohibitive.
Arista CloudVision, built on the Cognitive Management Plane (CMP) engine, is a proven and powerful platform for turnkey orchestration, provisioning and telemetry. Born initially in the data center era, CloudVision now extends the same common operational model to the campus providing unified wired, wireless and data center management.
Today’s wired and wireless campus networks must cope with ever-increasing endpoint devices necessitating the understanding of endpoint behavior. CloudVision’s latest feature Device Analyzer provides inventory and deep flow analysis of all connected devices. Campus administrators can access device type, connectivity method, location and communication patterns. This visibility enables an administrator to identify unauthorized traffic and compromised endpoints. Since CloudVision spans the data center and the campus, customers can leverage a single platform for end-to-end troubleshooting.

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
Our Cloud Networking Solutions
We are a leading supplier of cloud networking solutions that use software innovations to address the needs of large-scale internet companies, cloud service providers and next-generation enterprise data centers and campuses. Our cloud networking platform was purpose-built to address the functional and performance requirements for cloud networks. We deliver our solutions via our industry-leading 10/25/40/50/100 Gigabit Ethernet switches and routers optimized for next-generation data center networks.
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

Our Market Opportunity
We compete primarily in the data center switching market for 10 Gigabit Ethernet and above, excluding blade switches. We also compete in the enterprise campus market for 1 Gigabit Ethernet switching and above and cloud-managed wireless networking.
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
Our Customers
As of December 31, 2018, we had delivered our cloud networking solutions to over 5,500 end customers worldwide in approximately 86 countries. Our end customers span a range of industries and include large internet companies, service providers, financial services organizations, government agencies, media and entertainment companies and others. For each of the years ended December 31, 2018, 2017, and 2016, Microsoft purchases, through our channel partner World Wide Technology, Inc., accounted for more than 10% of our total revenue.
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

Our Products and Technology
We offer one of the broadest product lines of data center 10/25/40/50/100 Gigabit Ethernet switches and routers in the industry, comprising our 7010/7020 Series, 7050X Series, 7060X Series, 7130 Series, 7160 Series, 7150 Series, 7170 Series, 7250X Series, 7260 Series, 7280R Series Universal Leaf products, 7300X Series Spline products, and our 7500R Series Universal Spine products.
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
Programmable at All Layers
EOS is programmable at all layers from the Linux kernel to switch configuration, provisioning, automation and detailed monitoring of the network. Public cloud providers have leveraged tools such as the EOS Software Development Kit (“SDK”) and eAPI to implement fully customized infrastructure automation solutions.
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
Arista vEOS Router
The Arista vEOS Router is a core component of Arista Any Cloud Platform. The vEOS Router is our same, proven single EOS software image, offered as a multi-cloud and multi-hypervisor virtual router. This cloud-grade and feature-rich software platform empowers enterprises and service providers to build consistent, highly secure and scalable cloud networks. The Arista vEOS router is designed to support any public or hybrid cloud environment, including Amazon Web Services (“AWS”), Microsoft Azure Cloud, Microsoft Azure Stack, Google Cloud Platform, and Oracle Cloud Infrastructure.
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
Enterprise resources commonly span multiple data centers or Performance Optimized Datacenters (“PODs”) within a data center, including the public cloud. The drive to deliver resources quickly, affordably, and reliably also drives the need for a flexible, cost-effective, scale-out design at the data center core, which we refer to as the “spine of spines” or Universal Spine. The Universal Spine is non-blocking, supports large scale ECMP, IP routing and routing convergence. The Universal Spine enables architects to build the network around the spine and collapse legacy networking layers into the Universal Spine.
Examples of our leaf-spine and universal leaf-spine architectures are illustrated below.

Any Cloud Platform for Hybrid Cloud Networking
The Arista Any Cloud software platform is intended to reduce operational costs and complexity for enterprises by simplifying integration and management of hybrid clouds across private cloud data centers and public cloud providers. The new virtualized offering and Arista vEOS™ Router, combined with CloudVision® and Cloud Tracer™ functionality, provides consistent operations, orchestration, security and telemetry across multi-cloud environments.
The Arista Any Cloud platform is designed to support any public or hybrid cloud environment, including AWS, the Microsoft Azure cloud platform, Microsoft Azure Stack, an extension of Azure, Google Cloud Platform and Oracle Cloud Infrastructure. Support in each environment is coupled with validation and registration of these solutions in the cloud marketplace infrastructure provided by each cloud provider, thus making deployment simple for the enterprise customer.
This platform will be further enhanced by integration with the Equinix Cloud Exchange™, which provides direct high-performance connections to 70+ cloud providers.
Cloud Principles Migrate Enterprise from PINs to PICs
With the Arista Any Cloud solution, enterprise customers can now deploy a reliable and secure multi-cloud experience with a common Universal Cloud Network approach across all of the places-in-the-cloud (“PICs”) as opposed to siloed Places-In-the-Network (“PINs”) of the legacy enterprise. This enables IT organizations to harness dispersed cloud resources anywhere for better availability of services and applications across any cloud, any workload and any location.
Cognitive WiFi
With the acquisition of Mojo, we now integrate the wireless edge via the CloudVision platform. The Cognitive WiFi architecture is tailored to enable an Arista access point portfolio in a controller-less wireless network. These access point (“AP”) solutions are available in disaggregated options harnessing the power of cloud, machine learning and cognitive computing to deliver great experiences to WiFi users. Our Cognitive WiFi delivers massive scalability, and a linear pay-as-you-go pricing model, providing a predictable total cost of ownership path. CloudVision WiFi is based on a similar CMP model for cognitive analytics unifying the operational experience across wired and wireless. CloudVision WiFi enhances real-time insight into the experience of WiFi clients to connect and utilize the network. Client Journey is a set of dashboards that help operators diagnose client connectivity, track availability of network services and identify the root cause of WiFi issues with live and historical telemetry data for the proactive assessment of client to application performance.
Arista Cognitive Campus includes a suite of WiFi Tracer tools for wireless security, reachability and network health diagnostics. The Integrated Wireless Intrusion Protection System (“WIPS”) protects networks against rogue APs, honeypots and implements device classification to determine authorized client devices connecting to unauthorized APs. Additional WIPS scanning is accomplished via a dedicated third radio which can also perform various network performance and health diagnostics. The AP can simulate a client device—association and authentication instrumenting identity and access (AAA and DHCP/DNS) latencies, connectivity to the upstream network and voice calls to calculate MOS score and network throughput. These automated tests can be pre-scheduled without administrator intervention ensuring business ready WiFi. CloudVision WiFi applications fuses Arista access points with cloud networking spines and splines for a seamless topology view.
Cognitive Cloud Networking for the Campus
Our Cognitive Cloud Networking for the Campus is based on three principles:
Universal Cloud Network - Offered as an alternative to brittle, proprietary solutions from legacy vendors, our Universal Cloud Network is an open, standards-based design focusing on software-driven control principles. Our collapsed Spline™ approach consolidates traditional campus core and aggregation layers into a simple single tier with high availability.
Cognitive Management Plane - There is a dire void in management plane consistency and a need for data-driven analytics in the campus, as in the data center. We believe that a common model can be applied across both, saving customers operational costs. The Cognitive Management Plane, based on Arista CloudVision, is a data-driven repository for the automated actions across network analytics.
Securing The Campus - Securing the Campus spline requires a holistic approach to network segmentation, device compliance and auditing, as well as service integration with our security partners. We deliver these capabilities through EOS and CloudVision.
Examples of our Cognitive Cloud Networking architectures are illustrated below.
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
Our sales organization is supported by systems engineers with deep technical expertise and responsibility for pre-sales technical support and solutions engineering for our end customers, systems integrators, original equipment manufacturers, or OEMs, and channel partners. A pool of shared channel sales and marketing representatives also supports these teams. Each sales team is responsible for a geographical territory, has responsibility for a number of major direct end-customer accounts or has assigned accounts in a specific vertical market. We have field sales teams operating in approximately 86 countries.

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
Backlog
We do not have any long-term purchase commitments from customers. Customers generally order products on an as-needed basis with short lead and delivery times on a per-purchase-order basis. We maintain sufficient finished goods inventory to ensure that products can generally be shipped shortly after receipt of an order. A significant portion of our customer shipments in any fiscal year relate to orders received and shipped in that fiscal year. Our customers utilize purchase orders containing non-binding purchase commitments and we allow customers to cancel, change or reschedule orders without penalty at any time prior to shipment, and as a result we do not believe backlog is firm. Due to the foregoing factors, backlog is not a meaningful indicator in any given period of our ability to achieve any particular level of overall revenue or financial performance.

Competition
The markets in which we compete are highly competitive and characterized by rapidly changing technology, changing end-customer needs, evolving industry standards, frequent introductions of new products and services and industry consolidation. We expect competition to intensify in the future as the market for cloud networking expands and existing competitors and new market entrants introduce new products or enhance existing products.
The data center and campus networking markets have been historically dominated by Cisco Systems (“Cisco”), with competition also coming from other large network equipment and system vendors, including Extreme Networks, Dell/EMC, Hewlett Packard Enterprise, Juniper Networks and Mist Systems. Most of our competitors and some strategic alliance partners have made acquisitions and/or have entered into or extended partnerships or other strategic relationships to offer more comprehensive product lines, including cloud networking solutions. For example, in the last few years alone, Broadcom acquired Brocade Communications Systems, Extreme Networks purchased certain data center networking assets from Broadcom/Brocade and Avaya, Dell acquired Force10 and EMC, IBM acquired Blade Network Technology, Hewlett Packard Enterprise acquired Aruba Networks, Juniper Networks acquired Contrail Systems, and Cisco acquired Insieme Networks. We also face competition from other companies and new market entrants, including “whitebox” switch vendors as well as current technology partners and end customers who may acquire or develop network switches and cloud service solutions for internal use and/or to broaden their portfolio of products to market and sell to customers. Furthermore, our relationships with our strategic alliance partners may shift as industry dynamics changes. If strategic alliance partners acquire or develop competitive products or services, our relationship with those partners may be adversely impacted, which could lead to more variability to our results of operations and impact the pricing of our solutions.
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
We cannot assure you that any of our patent applications will result in the issuance of a patent or whether the examination process will result in patents of valuable breadth or applicability. In addition, any patents that may be issued may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms. We also own a number of trademarks in the U.S. and other jurisdictions, including Arista, EOS, CloudVision, CloudStream, CVP, CVX, Health Tracer, MapReduce Tracer, Path Tracer, MXP, MSS, RAIL, Score, SPLINE, SuperSpine, SSU, FlexRoute, NetRollBack, NetDB, OSFP, AlgoMatch, Macro-Segmentation and Macro-Segmentation Service.
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
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. If we become more successful, we believe that competitors will be more likely to try to develop products that are similar to ours and that may infringe our proprietary rights. It may also be more likely that competitors or other third parties will claim that our products infringe their proprietary rights. In particular, large and established companies in our industry have extensive patent portfolios and are regularly involved in both offensive and defensive litigation. From time to time, third parties, including certain of these large companies and non-practicing entities, may assert patent, copyright, trademark and other intellectual property rights against us, our channel partners or our end customers, whom our standard license and other agreements obligate us to indemnify against such claims. Please see “Legal Proceedings” included in Part I, Item 3 of this Annual Report on Form 10-K, for a description of this litigation.
Furthermore, in order to comply with the United States International Trade Commission (“USITC”) exclusion and cease and desist orders previously issued in relation to the Cisco legal matter, we made certain design changes to our products for sale in the United States. See Note 7. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K for details. Following the expiration and invalidation of related patent claims, effective July 1, 2018, certain features previously covered by the orders could be re-incorporated into our products. We are working with customers to complete any remaining re-qualification procedures related to the reintroduction of these features, the timing of which could result in an impact to our revenue and our deferred revenue balances.
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
Employees
As of December 31, 2018, we employed approximately 2,300 full-time employees. None of our employees are represented by unions. We consider our relationship with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.
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
We have experienced rapid growth and increased demand for our products over the last several years, which has placed a strain on our management, administrative, operational and financial infrastructure. Our employee headcount and number of end customers have increased, and we expect both to continue to grow over the next year. For example, between December 31, 2015 and December 31, 2018, our headcount grew from approximately 1,200 employees to approximately 2,300 employees, and our cumulative number of end customers grew from approximately 3,700 to over 5,500. As we have grown, we have had to manage an increasingly large and more complex array of internal systems and processes to scale with all aspects of our business, including our hardware and software development, contract manufacturing, purchasing, logistics, fulfillment and maintenance and support. Our success will depend in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and continue to hire, train and manage new employees as needed. To manage domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting processes and procedures and implement more extensive and integrated financial and business information systems. We may not be able to successfully implement these or other improvements to our systems and processes in an efficient or timely manner, and we may discover deficiencies in their capabilities or effectiveness. We may experience difficulties in managing improvements to our systems and processes or in connection with third-party technology. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. Our failure to improve our systems and processes, or their failure to operate effectively and in the intended manner, may result in disruption of our current operations and end-customer relationships, our inability to manage the growth of our business and our inability to accurately forecast our revenue, expenses and earnings and prevent certain losses.

The cloud networking market is rapidly evolving. If this market does not evolve as we anticipate or our target end customers do not adopt our cloud networking solutions, we may not be able to compete effectively, and our ability to generate revenue will suffer.
A substantial portion of our business and revenue depends on the growth and evolution of the cloud networking market. The market demand for cloud networking solutions has increased in recent years as end customers have deployed larger, more sophisticated networks and have increased the use of virtualization and cloud computing. The continued growth of this market will be dependent upon many factors including but not limited to the adoption of and demand for our end customers’ products and services, the expansion, evolution and build out of our end customers’ networks, the capacity utilization of existing network infrastructures, changes in the technological requirements for the products and services to be deployed in these networks, the amount and mix of capital spending by our end customers, the development of network switches and cloud service solutions by our large end customers for internal use, the financial performance and prospects of our end customers, the availability of capital resources to our end customers, changes in government regulation that could impact cloud networking business models including those regulations related to cyber security, privacy, data protection and net neutrality, our ability to provide cloud networking solutions that address the needs of end customers more effectively and economically than those of other competitors or existing technologies and general economic conditions.
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
Additionally, from time to time, we invest in expansion into adjacent markets, including the campus switching and WiFi networking markets. Although we believe these solutions are complementary to our current offerings, we have less experience and a more limited operating history in these markets, and our efforts in this area may not be successful. Expanding our services in existing and new markets and increasing the depth and breadth of our presence imposes significant burdens on our marketing, compliance, and other administrative and managerial resources. Our plan to expand and deepen our market share in our existing markets and possibly expand into additional markets is subject to a variety of risks and challenges. Our success in these new markets depends on a variety of factors, including the following:

•	Our ability to develop new products and services that address the customer requirements for these markets;

•	Our ability to attract a customer base in markets in which we have less experience;

•	Our successful development of new sales and marketing strategies to meet customer requirements;

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
We may not be able to successfully anticipate or adapt to changing technology or end-customer requirements on a timely basis, or at all. If we fail to keep up with technology changes or to convince our end customers and potential end customers of the value of our solutions even in light of new technologies, we may lose customers, decrease or delay market acceptance and sales of our present and future products and services and materially and adversely affect our business, financial condition, results of operations and prospects.
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
Our revenue growth rate in recent periods may not be indicative of our future performance. We experienced annual revenue growth rates of 30.7%, 45.8%, and 34.8% in 2018, 2017, and 2016, respectively. In the future, we expect our revenue growth rates to decline as the size of our customer base increases, we achieve higher market penetration in our current target market and we continue to enter and expand into new target markets. Other factors may also contribute to declines in our growth rates, including changes in demand for our products and services, increased competition, our ability to successfully manage our expansion or continue to capitalize on growth opportunities, the maturation of our business and general economic and international trade conditions. You should not rely on our revenue for any prior quarterly or annual period as an indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected and our stock price could be volatile.
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

•	the amount and timing of operating costs and capital expenditures related to the operation and expansion of our business;

•	changes in end-customer, distributor or reseller requirements or market needs;

•	difficulty forecasting, budgeting and planning due to limited visibility beyond the first two quarters into the spending plans of current or prospective customers;

•	deferral, reduction or cancellation of orders from end customers, including in anticipation of new products or product enhancements announced by us or our competitors, or warranty returns;

•	the inclusion of any acceptance provisions in our customer contracts or any delays in acceptance of those products;

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

•
our overall effective tax rate, including impacts caused by any reorganization in our corporate structure, any changes in our valuation allowance for domestic deferred tax assets and any new legislation or regulatory developments, including the Tax Cuts and Jobs Act of 2017 (the “Tax Act”);

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
To increase our revenue, we must add new end customers and large end customers and sell additional products to existing end customers. For example, one of our sales strategies is to target specific projects at our current end customers because they are familiar with the operational and economic benefits of our solutions, thereby reducing the sales cycle into these customers. We believe this opportunity with current end customers to be significant given their existing infrastructure and expected future spend. Another one of our sales strategies is focused on increasing penetration in the enterprise and campus markets. Enterprise and campus end customers typically start with small purchases, and there is often a long testing period. If we fail to attract new large end customers, including enterprise and campus end customers, or fail to reduce the sales cycle and sell additional products to our existing end customers, our business, financial condition, results of operations and prospects will be harmed.

We expect large purchases by a limited number of end customers to continue to represent a substantial portion of our revenue, and any loss, delay, decline or other change in expected purchases could result in material quarter-to-quarter fluctuations of our revenue or otherwise adversely affect our results of operations.
Historically, large purchases by a relatively limited number of end customers have accounted for a significant portion of our revenue, particularly in the cloud networking market. Many of these end customers make large purchases to complete or upgrade specific data center installations and are typically made on a purchase-order basis rather than pursuant to long-term contracts. For example, revenue from sales to Microsoft, through our channel partner, World Wide Technology, Inc., accounted for 27%, 16% and 16% of our revenue for the years ended December 31, 2018, 2017 and 2016, respectively. Our sales to Microsoft as an end-user in the fiscal year ended December 31, 2018 benefited from certain factors that may not repeat in fiscal 2019 or future years and the percentage of our revenue from Microsoft in fiscal 2019 may decline.
As a consequence of the concentrated nature of our customer base and their purchasing behavior, our quarterly revenue and results of operations may fluctuate from quarter to quarter and are difficult to estimate. Changes in the business requirements or focus, vendor selection, project prioritization, financial prospects, capital resources and expenditures or purchasing behavior of our key end customers could significantly decrease our sales to such end customers or could lead to delays, reductions or cancellations of planned purchases of our products or services. Moreover, because our sales will be based primarily on purchase orders, our customers may cancel, delay, reduce or otherwise modify their purchase commitments with little or no notice to us. This limited visibility regarding our end customers’ product needs, the timing and quantity of which could vary significantly, requires us to rely on estimated demand forecasts to determine how much material to purchase and product to manufacture.  Our failure to accurately forecast demand can lead to product shortages that can impede production by our customers and harm our customer relationships. And, in the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to mitigate the effect of the lost revenue on our business, which could materially affect our operating results.
We may be unable to sustain or increase our revenue from our large end customers, grow revenues with new or other existing end customers at the rate we anticipate or at all, or offset the discontinuation of concentrated purchases by our larger end customers with purchases by new or existing end customers. These customers can drive the growth in revenue for particular products and services based on factors such as: trends in the networking market, business mergers and acquisitions, trends in economic conditions and the overall fast growth of a customer's underlying business. These customers could choose to divert all or a portion of their business with us to one of our competitors, demand pricing concessions for our services, or require us to provide enhanced services that increase our costs. If these factors drove some of our large customers to cancel all or a portion of their business relationships with us, the growth in our business and the ability to meet our current and long-term financial forecasts may be materially impacted. We expect that such concentrated purchases will continue to contribute materially to our revenue for the foreseeable future and that our results of operations may fluctuate materially as a result of such larger end customers’ buying patterns. In addition, we may see consolidation of our customer base, such as among internet companies and cloud service providers, which could result in loss of end customers. The loss of such end customers, or a significant delay or reduction in their purchases, including reductions or delays due to customer departures from recent buying patterns, or an unfavorable change in competitive conditions could materially harm our business, financial condition, results of operations and prospects.
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
The markets in which we compete, including the markets for data center and campus networking, are intensely competitive, and we expect competition to increase in the future from established competitors and new market entrants. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and our failure to increase, or the loss of, market share, any of which would likely seriously harm our business, financial condition, results of operations and prospects.
The data center and campus networking markets have been historically dominated by Cisco Systems (“Cisco”), with competition also coming from other large network equipment and system vendors, including Extreme Networks, Dell/EMC, Hewlett Packard Enterprise, Juniper Networks and Mist Systems. Most of our competitors and some strategic alliance partners have made acquisitions and/or have entered into or extended partnerships or other strategic relationships to offer more comprehensive product lines, including cloud networking solutions. For example, in the last few years alone, Broadcom acquired Brocade Communications Systems, Extreme Networks purchased certain data center networking assets from Broadcom/Brocade and Avaya, Dell acquired Force10 and EMC, IBM acquired Blade Network Technology, Hewlett Packard Enterprise acquired Aruba Networks, Juniper Networks acquired Contrail Systems, and Cisco acquired Insieme Networks. We also face competition from other companies and new market entrants, including “white box” switch vendors as well as current technology partners, suppliers and end customers or other cloud service providers who mayacquire or develop network switches and cloud service solutions for internal use and/or to broaden their portfolio of products to market and sell to customers. Furthermore, our relationships with our strategic alliance partners may shift as industry dynamics changes. If strategic alliance partners acquire or develop competitive products or services, our relationship with those partners may be adversely impacted, which could lead to more variability to our results of operations and impact the pricing of our solutions.
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
Most of our competitors and some strategic alliance partners have made acquisitions and/or have entered into or extended partnerships or other strategic relationships to offer more comprehensive product lines, including cloud networking solutions. For example, in the last few years alone, Broadcom acquired Brocade Communications Systems, Extreme Networks purchased certain data center networking assets from Broadcom/Brocade and Avaya, Dell acquired Force10 and EMC, IBM acquired Blade Network Technology, Hewlett Packard Enterprise acquired Aruba Networks, Juniper Networks acquired Contrail Systems, and Cisco acquired Insieme Networks.
Moreover, large system vendors are increasingly seeking to deliver top-to-bottom cloud networking solutions to end customers that combine cloud-focused hardware and software solutions to provide an alternative to our products.
We expect this trend to continue as companies attempt to strengthen their market positions in an evolving industry and as companies are acquired or are unable to continue operations. Our relationship with our strategic alliance partners may shift as industry dynamics change. For example, companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors and could combine competitor product portfolios into unified offerings optimized for their platforms. Such changes could result in a reduction of business with us, a change in the terms upon which they offer us their products and services or even a termination of our strategic partnerships entirely. Industry consolidation may result in stronger competitors that are better able to compete with us, including any competitors that seek to become sole source vendors for end customers. This could lead to more variability in our results of operations and could have a material adverse effect on our business, the pricing of our solutions, financial condition, results of operations and prospects.
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
Our products rely on key components, including merchant silicon chips, integrated circuit components, printed circuit boards, connectors, custom-tooled sheet metal and power supplies that we purchase or our contract manufacturers purchase on our behalf from a limited number of suppliers, including certain sole source providers. Generally, we do not have guaranteed supply contracts with our component suppliers, and our suppliers could suffer shortages, delay shipments, prioritize shipments to other vendors, increase prices or cease manufacturing such products or selling them to us at any time. For example, in the past we have experienced shortages in inventory for dynamic random access memory integrated circuits and delayed releases of the next generation of chipset, which delayed our production and/or the release of our new products. The development of alternate sources for those components is time-consuming, difficult and costly. If we are unable to obtain sufficient quantities of these components on commercially reasonable terms or in a timely manner, or if we are unable to obtain alternative sources for these components, sales of our products could be delayed or halted entirely or we may be required to redesign our products. Any of these events could result in lost sales, reduced gross margins or damage to our end customer relationships, which would adversely impact our business, financial condition, results of operations and prospects.
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
Our product development efforts are also dependent upon our continued collaboration with our key merchant silicon vendors such as Broadcom and Intel. As we develop our product roadmap, we select specific merchant silicon from these vendors for each new product, and it is critical that we work in tandem with these vendors to ensure that their silicon includes improved features, that our products take advantage of such improved features, and that such vendors are able to supply us with sufficient quantities on commercially reasonable term to meet customer demand. Our relationship with these merchant silicon vendors enables us to focus our research and development resources on our software core competencies and to leverage the investments made by merchant silicon vendors to achieve cost-effective solutions. However, merchant silicon vendors may not continue to collaborate with us or may become competitive with us by selling merchant silicon for “white boxes” or other products to our customers.
If our key merchant silicon vendors no longer collaborate in such a fashion, if they do not continue to innovate, if there are delays in the release of their products or supply shortages or if such merchant silicon is not offered to us on commercially reasonable terms, our products may become less competitive, own product launches could be delayed or we may be required to redesign our products to incorporate alternative merchant silicon, which could result in lost sales, reduce gross margins, damage to our customer relationships or otherwise have a material effect on revenue and business, financial condition, results of operations and prospects.
In the event of a shortage or supply interruption from our component suppliers, we may not be able to develop alternate or second sources in a timely manner. Further, long-term supply and maintenance obligations to end customers increase the duration for which specific components are required, which may increase the risk of component shortages or the cost of carrying inventory. In addition, our component suppliers change their selling prices frequently in response to market trends, including industry-wide increases in demand, and because we do not have contracts with these suppliers or guaranteed pricing, we are susceptible to availability or price fluctuations related to raw materials and components. If we are unable to pass component price increases along to our end customers or maintain stable pricing, our gross margins could be adversely affected and our business, financial condition, results of operations and prospects could suffer.
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
Interruptions or delays in shipments could cause our revenue for the applicable period to fall below expected levels.
We may be subject to supply chain delays, or end-customer buying patterns in which a substantial portion of sales orders and shipments may occur in the second half of each quarter. This places significant pressure on order review and processing, supply chain management, manufacturing, inventory and quality control management, shipping and trade compliance to ensure that we have properly forecasted supply purchasing, manufacturing capacity, inventory and quality compliance and logistics. A significant interruption in these critical functions, it could result in delayed order fulfillment, adversely affect our business, financial condition, results of operations and prospects and result in a decline in the market price of our common stock.
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
The parties tried Phase I of the case, relating to contract interpretation and application of the contract to certain claimed source code, in September 2015. On March 23, 2016, the Court issued a Final Statement of Decision Following Phase I Trial, in which it agreed with and adopted our interpretation of the 2004 agreement and held that we, and not OptumSoft, own all the software at issue in Phase I. The remaining issues that were not addressed in the Phase I trial are set to be tried in Phase II, including the application of the Court’s interpretation of the 2004 agreement to any other source code that OptumSoft claims to own following a review and the trade secret misappropriation and confidentiality claims. The Phase II Trial is set for September 23, 2019 by the judge.
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

•	deterioration of political relations between the U.S. and Canada, the U.K., the EU and China, which could have a material adverse effect on our sales and operations in these countries;

•	greater risk of changes in diplomatic and trade relationships, including new tariffs, trade protection measures, import or export licensing requirements, trade embargoes and other trade barriers;

•	the uncertainty of protection for intellectual property rights in some countries;

•	greater risk of a failure of foreign employees to comply with both U.S. and foreign laws, including antitrust regulations, the FCPA and any trade regulations ensuring fair trade practices; and

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
Moreover, our business is also impacted by the negotiation and implementation of free trade agreements between the United States and other countries. Such agreements can reduce barriers to international trade and thus the cost of conducting business overseas. For instance, the United States recently reached a new trilateral trade agreement with the governments of Canada and Mexico to replace the North American Free Trade Agreement (“NAFTA”). If the United States withdraws from NAFTA and the three countries fail to approve the new agreements, known as the United States-Mexico-Canada Agreement, our cost of doing business within the three countries could increase.
The United Kingdom’s vote to leave the European Union will have uncertain effects and could adversely affect us.
On June 23, 2016, the electorate in the United Kingdom, or UK, voted in favor of leaving the European Union, or EU, (commonly referred to as the “Brexit”). Thereafter, on March 29, 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty, triggering the two-year negotiation period for exiting the EU. The withdrawal of the UK from the EU is scheduled to take effect on March 29, 2019 either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the UK provides a notice of withdrawal pursuant to the EU Treaty and transitional provisions may or may not be put in place to ease the process.
The effects of Brexit will depend on agreements the UK makes to retain access to EU markets either during a transitional period or more permanently. Brexit creates an uncertain political and economic environment in the UK and potentially across other EU member states for the foreseeable future, including during any period while the terms of Brexit are being negotiated and such uncertainties could impair or limit our ability to transact business in the member EU states.
Further, Brexit could adversely affect European and worldwide economic or market conditions and could contribute to instability in global financial markets, and the value of the Pound Sterling currency or other currencies, including the Euro. We are exposed to the economic, market and fiscal conditions in the UK and the EU and to changes in any of these conditions. Depending on the terms reached regarding Brexit, it is possible that there may be adverse practical and/or operational implications on our business.
A significant amount of the regulatory regime that applies to us in the UK is derived from EU directives and regulations. For so long as the UK remains a member of the EU, those sources of legislation will (unless otherwise repealed or amended) remain in effect. However, Brexit could change the legal and regulatory framework within the UK where we operate and is likely to lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Consequently, no assurance can be given as to the impact of Brexit and, in particular, no assurance can be given that our operating results, financial condition and prospects would not be adversely impacted by the result.
Enhanced United States tax, tariff, import/export restrictions, Chinese regulations or other trade barriers may have a negative effect on global economic conditions, financial markets and our business.
There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect trade policies, treaties, tariffs and taxes, including trade policies and tariffs regarding China. The current U.S. Administration has called for substantial changes to U.S. foreign trade policy with respect to China and other countries, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the United States. In 2018, the Office of the U.S. Trade Representative (the “USTR”) enacted tariffs on imports into the U.S. from China, including communications equipment products and components manufactured and imported from China. The tariff became effective on September 24, 2018, with an initial rate of 10% and was scheduled to increase from 10% to 25% on January 1, 2019; however, that increase has been delayed for 90 days pending trade negotiations between the U.S. and China. In addition, the tariffs may be increased in the future. It is expected that these tariffs will cause our costs to increase, which could narrow the profits we earn from sales of products requiring such materials.  Furthermore, if tariffs, trade restrictions, or trade barriers are placed on products such as ours by foreign governments, especially China, the prices for our products may increase, which may result in the loss of customers and our business, financial condition and results of operations may be harmed.  We believe we can adjust our supply chain and manufacturing practices to minimize the impact of the tariffs, but our efforts may not be successful, there can be no assurance that we will not experience a disruption in our business related to these or other changes in trade practices and the process of changing suppliers in order to mitigate any such tariff costs could be complicated, time-consuming, and costly.
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
For more information regarding the litigation in which we are currently involved, see the “Legal Proceedings” subheading in in Note 7. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K incorporated herein by reference.
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
An adverse outcome of a dispute (including those lawsuits described under the “Legal Proceedings” subheading in Note 7. Commitments and Contingencies and the settlement with Cisco described in Note 14. Legal Settlement of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K) may require us to pay substantial damages or penalties including treble damages if we are found to have willfully infringed a third party’s patents; cease making, licensing, using or importing into the U.S. products or services that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to attempt to redesign our products or services or otherwise to develop non-infringing technology, which may not be successful; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or intellectual property rights; and indemnify our partners and other third parties. Any damages, penalties or royalty obligations we may become subject to as a result of an adverse outcome, and any third-party indemnity we may need to provide, could harm our business, financial condition, results of operations and prospects. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. Further, there is little or no information publicly available concerning market or fair values for license fees, which can lead to overpayment of license or settlement fees. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Suppliers subject to third-party intellectual property claims also may choose or be forced to discontinue or alter their arrangements with us, with little or no advance notice to us. Any of these events could seriously harm our business, financial condition, results of operations and prospects.
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
As part of our business strategy, we may make investments in complementary companies, products or technologies which could involve licenses, additional channels of distribution, discount pricing or investments in or acquisitions of other companies. For example, we completed the acquisition of Mojo Networks, Inc. (“Mojo”) in August 2018 and the acquisition of Metamako Holding PTY LTD. (“Metamako”) in September 2018. However, we do not have significant experience in making investments in other companies nor had we made any acquisitions prior to those of Mojo and Metamako, and as a result, our ability as an organization to evaluate and/or complete investments or acquire and integrate other companies, products or technologies in a successful manner is unproven. We may not be able to find suitable investment or acquisition candidates, and we may not be able to complete such investments or acquisitions on favorable terms, if at all. If we do complete investments or acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any investments or acquisitions we complete could be viewed negatively by our end customers, investors and securities analysts.

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
Developing our products is expensive, and the investment in product development may involve a long payback cycle. For the years ended December 31, 2018, 2017 and 2016, our research and development expenses were $442.5 million, or approximately 20.6% of our revenue, $349.6 million, or approximately 21.2% of our revenue, and $273.6 million, or approximately 24.2% of our revenue, respectively. We expect to continue to invest heavily in software development in order to expand the capabilities of our cloud networking platform, introduce new products and features and build upon our technology leadership. We believe one of our greatest strengths lies in the speed of our product development efforts. By investing in research and development, we believe we will be well positioned to continue our rapid growth and take advantage of our large market opportunity. We expect that our results of operations will be impacted by the timing and size of these investments. These investments may take several years to generate positive returns, if ever.
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

Significant judgment is required to evaluate our tax positions and determine our income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely affect income taxes or additional paid-in capital. In addition, tax laws are dynamic and subject to change as evidenced by the Tax Act. As new laws are passed and new interpretations of the law are issued or applied, our income taxes may be affected. Recent changes to U.S. tax laws, including taxation of earnings outside of the U.S., the introduction of a base erosion anti-abuse tax and the disallowance of tax deductions for certain book expense, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our earnings, as well as cash and cash equivalent balances we currently maintain. For example, the Ninth Circuit Court of Appeals, or the Court, is expected to issue an opinion in Altera Corp. v. Commissioner that addresses the treatment of stock-based compensation under a cost-sharing arrangement. We are monitoring this case and any impact the final opinion could have on our financial statements and effective tax rate. Furthermore, due to shifting economic and political conditions, tax policies or rates in various jurisdictions may be subject to significant change.
Further, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. Audits by the Internal Revenue Service or other tax authorities are subject to inherent uncertainties and could result in unfavorable outcomes, including potential fines or penalties. As we operate in numerous taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. The expense of defending and resolving such an audit may be significant. The amount of time to resolve an audit is also unpredictable and may divert management’s attention from our business operations. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our income taxes. We cannot assure you that fluctuations in our provision for income taxes or our effective tax rate, the enactment of new tax laws or changes in the application or interpretation of existing tax laws or adverse outcomes resulting from examination of our tax returns by tax authorities will not have an adverse effect on our business, financial condition, results of operations and prospects.
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
Based on shares outstanding as of December 31, 2018, holders of approximately 24.0% of our common stock have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, we have registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. If holders, by exercising their registration rights, sell large numbers of shares, it could adversely affect the market price of our common stock.
We may also issue shares of common stock or securities convertible into our common stock in connection with a financing, acquisition, our equity incentive plans, or otherwise. Any such issuances would result in dilution to our existing stockholders and the market price of our common stock may be adversely affected.
Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.
Our directors, executive officers and each of our stockholders who own greater than 10% of our outstanding common stock together with their affiliates, in the aggregate, beneficially own approximately 23.2% of the outstanding shares of our common stock, based on shares outstanding as of December 31, 2018. As a result, these stockholders, if acting together, could exercise a significant level of influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
We have not paid dividends in the past and do not intend to pay dividends for the foreseeable future.
We have never declared nor paid any dividends on our common stock, and we do not anticipate paying any cash dividends in the future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters is located in Santa Clara, California where we currently lease approximately 210,000 square feet of space under a lease agreement that expires in 2023. In addition, we lease office spaces for operations, sales personnel and research and development in locations throughout the U.S. and various international locations, including Ireland, Canada, India, Australia, the United Kingdom, Korea, Singapore, Japan, Malaysia, China, Mexico, France, Taiwan, and United Arab Emirates. We also lease data centers in the U.S., Ireland and the United Kingdom.
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

Item 3. Legal Proceedings
The information set forth under the “Legal Proceedings” in Note 7. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the NYSE under the symbol “ANET”. As of February 8, 2019, there were 78 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Stock Performance Graph
The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.
The following graph compares the cumulative total return of our common stock with the total return for the NYSE Composite Index and the Standard & Poor’s 500 Index (the “S&P 500”) from June 6, 2014 (the date of our initial public offering) through December 31, 2018. The graph assumes that $100 was invested on June 6, 2014's closing price in our common stock, the NYSE Composite Index and the S&P 500, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12 of Part III of this report regarding information about securities authorized for issuance under our equity compensation plans.

Recent Sales of Unregistered Equity Securities
On September 12, 2018, in connection with our acquisition of Metamako, we issued 79,821 shares of our common stock to the stockholders of Metamako as partial consideration for this acquisition. For further discussion of this acquisition, see Note 2. Business Combinations of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.
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
Issuer Repurchases of Equity Securities
Under our equity incentive plans, certain participants may exercise options prior to vesting, subject to a right of a repurchase by us. During the fourth quarter of 2018, there were no repurchases of unvested shares of our common stock made pursuant to our equity incentive plans as a result of us exercising our rights nor pursuant to any publicly announced plan or program.

Item 6. Selected Consolidated Financial Data
The selected consolidated statements of operations data for fiscal 2018, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017 are derived from our audited financial statements appearing in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. The selected consolidated statements of operations data for fiscal 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 are derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future. The following selected consolidated financial data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, and the accompanying notes appearing in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$2,151,369	$1,646,186	$1,129,167	$837,591	$584,106
Cost of revenue (1)	777,992	584,417	406,051	294,031	192,015
Total gross profit	1,373,377	1,061,769	723,116	543,560	392,091
Operating expenses (1):
Research and development	442,468	349,594	273,581	209,448	148,909
Sales and marketing	187,142	155,105	130,887	109,084	85,338
General and administrative	65,420	86,798	75,239	75,720	32,331
Legal settlement (2)	405,000	—	—	—	—
Total operating expenses	1,100,030	591,497	479,707	394,252	266,578
Income from operations	273,347	470,272	243,409	149,308	125,513
Other income (expense), net:
Interest expense	(2,701)	(2,780)	(3,136)	(3,152)	(6,280)
Other income (expense), net	18,155	7,268	1,952	(147)	2,275
Total other income (expense), net	15,454	4,488	(1,184)	(3,299)	(4,005)
Income before income taxes	288,801	474,760	242,225	146,009	121,508
Provision for (benefit from) income taxes (3)	(39,314)	51,559	58,036	24,907	34,658
Net income	$328,115	$423,201	$184,189	$121,102	$86,850
Net income attributable to common stockholders:
Basic	$327,926	$422,400	$182,965	$119,115	$68,889
Diluted	$327,941	$422,468	$183,039	$119,264	$70,524
Net income per share attributable to common stockholders:
Basic	$4.39	$5.85	$2.66	$1.81	$1.42
Diluted	$4.06	$5.35	$2.50	$1.67	$1.29
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	74,750	72,258	68,771	65,964	48,427
Diluted	80,844	78,977	73,222	71,411	54,590
____________________
(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Cost of revenue	$5,087	$4,353	$3,620	$3,048	$1,535
Research and development	48,205	42,184	31,892	25,515	14,986
Sales and marketing	24,995	17,953	15,666	11,454	7,643
General and administrative	12,915	10,937	7,854	5,286	3,455
Total stock-based compensation	$91,202	$75,427	$59,032	$45,303	$27,619

(2) See Note 14. Legal Settlement of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.
(3) Provision for (benefit from) income taxes for 2018 and 2017 included an excess tax benefit of $75.5 million and $110.0 million, respectively, resulting from the adoption of Accounting Standards Update ("ASU") 2016-09 in 2017. Benefit from income taxes for 2018 also included a benefit of $96.9 million resulting from our legal settlement with Cisco (see Note 14. Legal Settlement of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K). Provision for income taxes for 2017 also included a provisional amount of $51.8 million in connection with the Tax Cuts and Jobs Act enacted in December 2017 (see Note 10. Income Taxes of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K).

	December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$1,956,147	$1,535,555	$867,833	$687,326	$449,457
Working capital	2,108,298	1,736,524	1,066,573	739,317	535,106
Total assets	3,081,983	2,460,860	1,729,007	1,159,890	811,023
Total indebtedness (1)	37,743	39,592	41,210	42,546	43,634
Total deferred revenue and customer contract liabilities (2)	619,822	515,262	372,935	196,808	106,468
Total stockholders’ equity	$2,143,389	$1,661,914	$1,107,820	$788,152	$555,658
___________________
(1) Total indebtedness for all periods presented included our lease financing obligations.
(2) As a result of our adoption of ASC 606 - Revenue from Contracts with Customers (“ASC 606”) on January 1, 2018, we began to record our performance obligations related to customer prepaid subscription under cancellable contracts as contract liabilities. Prior to 2018, such liabilities were classified as deferred revenue. See Note 1. Organization and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K for details. December 31, 2018 included such liabilities, current and noncurrent, of $32.6 million.

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
Overview
We are a leading supplier of cloud networking solutions that use software innovations to address the needs of large-scale internet companies, cloud service providers and next-generation data centers and campuses for enterprise support. Our cloud networking solutions consist of our Extensible Operating System, or EOS, a set of network applications and our Ethernet switching and routing platforms. Our cloud networking solutions deliver industry-leading performance, scalability, availability, programmability, automation and visibility. At the core of our cloud networking platform is EOS, which was purpose-built to be fully programmable and highly modular. The programmability of EOS has allowed us to create a set of software applications that address the requirements of cloud networking, including workflow automation, network visibility and analytics, and has also allowed us to rapidly integrate with a wide range of third-party applications for virtualization, management, automation, orchestration and network services.
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
Historically, large purchases by a relatively limited number of end customers have accounted for significant portion of our revenue. We have experienced unpredictability in the timing of large orders, especially with respect to our large end customers, due to the complexity of orders, the time it takes end customers to evaluate, test, qualify and accept our products and factors specific to our end customers. Due to these factors, we expect continued variability in our customer concentration and timing of sales on a quarterly and annual basis. For example, our sales to Microsoft as an end-user in the fiscal year ended December 31, 2018, representing 27% of our revenue during fiscal 2018, benefited from certain factors that may not repeat in fiscal 2019 or future fiscal years and the percentage of our revenue from Microsoft in fiscal 2019 may decline. In addition, we have provided, and may in the future provide, pricing discounts to large end customers, which may result in lower margins for the period in which such sales occur. Our gross margins may also fluctuate as a result of the timing of such sales to large end customers.
On August 6, 2018, we entered into a binding term sheet with Cisco (the “Term Sheet”). Pursuant to the Term Sheet, we paid Cisco $400.0 million on August 20, 2018, and the Company and Cisco obtained dismissals of all ongoing district court and USITC litigation between us. Cisco granted us a release for all past claims relating to the patents Cisco asserted against us in the district court and USITC, and we granted Cisco a release from all past antitrust and unfair competition claims. These mutual releases extended to the Company's and Cisco’s customers, contract manufacturers, and partners. The parties further agreed to a five-year stand-down period for any utility patent infringement claims either may have against features currently implemented in the other party’s products and services, with some carve-outs for products stemming from acquired companies. The parties further agreed to a three-year dispute resolution process for allegations by either party against new and/or modified features in the other party’s products. We also agreed to make certain modifications to our Command Line Interface (“CLI”). On December 3, 2018, the parties entered into a Mutual Release and Settlement Agreement (the “Definitive Agreement”), which superseded the Term Sheet but did not substantially alter the terms. See Note 14. Legal Settlement of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.
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
Acquisitions
On August 2, 2018, we completed the acquisition of Mojo Networks, Inc., a provider of Cognitive WiFi and cloud-managed wireless networking solutions headquartered in Mountain View, California. We expect to extend our cognitive cloud networking architecture with the addition of Mojo by providing secure, high performance cognitive WiFi at cloud scale.
On September 12, 2018, we completed the acquisition of Metamako Holding PTY LTD. Headquartered in Sydney, Australia, Metamako was a leader in solutions for latency sensitive business applications. We expect this acquisition to play a key role in the delivery of our next generation platforms for low-latency applications.

Results of Operations
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Revenue, Cost of Revenue and Gross Profit (in thousands, except percentages)

	Year Ended December 31,
	2018		2017		Change in
	$	% of Revenue	$	% of Revenue	$	%
Revenue
Product	$1,841,100	85.6%	$1,432,810	87.0%	$408,290	28.5%
Service	310,269	14.4	213,376	13.0	96,893	45.4
Total revenue	2,151,369	100.0	1,646,186	100.0	505,183	30.7
Cost of revenue
Product	720,584	33.5	538,035	32.7	182,549	33.9
Service	57,408	2.7	46,382	2.8	11,026	23.8
Total cost of revenue	777,992	36.2	584,417	35.5	193,575	33.1
Gross profit	$1,373,377	63.8%	$1,061,769	64.5%	$311,608	29.3%
Gross margin	63.8%		64.5%

Revenue by Geography (in thousands, except percentages)

	Year Ended December 31,
	2018	% of Total	2017	% of Total
Americas	$1,550,453	72.1%	$1,192,289	72.4%
Europe, Middle East and Africa	414,069	19.2	299,547	18.2
Asia-Pacific	186,847	8.7	154,350	9.4
Total revenue	$2,151,369	100.0%	$1,646,186	100.0%
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
Product revenue increased $408.3 million, or 28.5%, in the year ended December 31, 2018 compared to 2017. The increase was primarily driven by sales to our existing customers as they continued to expand and upgrade their cloud networks. In addition, our newer switch products have continued to gain market acceptance, which has contributed to our revenue growth. Service revenue increased $96.9 million, or 45.4%, in the year ended December 31, 2018 compared to 2017 as a result of continued growth in initial and renewal support contracts as our customer installed base has continued to expand. We continue to experience pricing pressure on our products and services due to competition, but demand for our products and growth in our installed base has more than offset this pricing pressure during the period.
Cost of Revenue and Gross Margin
Cost of revenue primarily consists of amounts paid for inventory to our third-party contract manufacturers and merchant silicon vendors, overhead costs in our manufacturing operations department, and other manufacturing-related costs associated with manufacturing our products and managing our inventory.
Cost of revenue increased $193.6 million or 33.1% for the year ended December 31, 2018 compared to 2017. The increase in cost of revenue was primarily due to the corresponding increases in product revenues. We expect our cost of product revenue to continue to increase as our product revenue increases. Cost of providing PCS and other services consists primarily of personnel costs for our global customer support organization.
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
Gross margin decreased from 64.5% to 63.8% for the year ended December 31, 2018 compared to 2017. The decrease in gross margin was primarily driven by a decrease in product margins due to customer mix, partially offset by reduced inventory-related charges and an improved service margins due to a relatively fixed services cost base and growing service revenues. We expect our gross margins to fluctuate over time, depending on the factors described above.
Operating Expenses (in thousands, except percentages)
Our operating expenses consist of research and development, sales and marketing, general and administrative expenses, and legal settlement expense. The largest component of our operating expenses is personnel costs. Personnel costs consist of wages, benefits, bonuses and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation and travel expenses. We expect operating expenses to continue to increase in absolute dollars in the near term as we continue to invest in the growth of our business.

	Year Ended December 31,
	2018		2017		Change in
	$	% of Revenue	$	% of Revenue	$	%
Operating expenses:
Research and development	$442,468	20.6%	$349,594	21.2%	$92,874	26.6%
Sales and marketing	187,142	8.7	155,105	9.4	32,037	20.7
General and administrative	65,420	3.0	86,798	5.3	(21,378)	(24.6)
Legal settlement	405,000	18.8	—	—	405,000	*
Total operating expenses	$1,100,030	51.1%	$591,497	35.9%	$508,533	86.0%
__________________
* Not meaningful.
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
Research and development expenses increased $92.9 million, or 26.6%, for the year ended December 31, 2018 compared to 2017. The increase was primarily due to a $48.9 million increase in personnel costs, including corporate bonuses and stock-based compensation, driven primarily by headcount growth from our normal hiring process and from the two acquisitions we completed in the third quarter of 2018, and a $24.7 million increase in new product introduction costs, driven by additional development projects. In addition, facility and IT costs increased by $9.5 million due to increased IT services, headcount growth and additional costs associated with our acquired businesses.
Sales and marketing.
Sales and marketing expenses consist primarily of personnel costs, marketing and promotional activities, and an allocated portion of facility and IT costs including depreciation. We expect our sales and marketing expenses to increase in absolute dollars as we continue to expand our sales and marketing efforts worldwide.
Sales and marketing expenses increased $32.0 million, or 20.7% for the year ended December 31, 2018 compared to 2017. The increase primarily included a $28.0 million increase in personnel costs, which was driven by increased headcount as well as higher sales volumes, resulting in increased compensation costs, including commissions and stock-based compensation.
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
General and administrative expenses decreased $21.4 million, or 24.6%, for the year ended December 31, 2018 compared to 2017. The decrease included a $33.8 million decrease that was primarily related to a reduced level of litigation activities and a decrease in bond costs as a result of the settlement of the Cisco litigation in August 2018. The decrease was partially offset by $3.5 million of acquisition-related expenses incurred in 2018, a $3.3 million increase in personnel costs, including increased stock-based compensation, driven by increased headcount, and a $3.1 million increase in other legal and professional fees.
Legal settlement.
During the three months ended June 30, 2018, we recorded $405.0 million in legal settlement expenses in connection with the Term Sheet that was entered into on August 6, 2018 between the Company and Cisco, which included a $400.0 million payment to Cisco pursuant to the Term Sheet and $5.0 million of legal fees associated with the settlement. See Note 14. Legal Settlement of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K for further discussion.
Other Income (Expense), Net (in thousands, except percentages)
Other income (expense) consists primarily of interest income from our cash, cash equivalents and marketable securities, foreign currency transaction gains and losses, gains and losses on our investments in privately-held companies, and interest expense on our lease financing obligation. In connection with our adoption of ASU 2016-01 in 2018, other income (expense) may fluctuate in the future as a result of the re-measurement of our private company equity investments upon the occurrence of observable price changes and/or impairments. See Note 1. Organization and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K for details of this new guidance. In addition, Other income (expense), net will also fluctuate due to changes in interest rates, returns on our cash and cash equivalents and marketable securities, and foreign currency exchange rate fluctuations on our foreign currency transactions.

	Year Ended December 31,
	2018		2017		Change in
	$	% of Revenue	$	% of Revenue	$	%
Other income (expense), net:
Interest expense	$(2,701)	(0.1)%	$(2,780)	(0.2)%	$79	(2.8)%
Other income (expense), net	18,155	0.8	7,268	0.4	10,887	149.8
Total other income (expense), net	$15,454	0.7%	$4,488	0.2%	$10,966	244.3%
The favorable change in other income (expense), net, during the year ended December 31, 2018 as compared to 2017 was driven by a $23.6 million increase in interest income as we continued to generate cash and expand our marketable securities portfolios, which was offset partially by a $13.8 million net loss recorded in 2018 on our investments in privately-held companies. See Note 5. Investments of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K for further discussion.
Provision for (Benefit from) Income Taxes (in thousands, except percentages)
We operate in a number of tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may also be subject to U.S. income tax. Generally, our U.S. tax obligations are reduced by a credit for foreign income taxes paid on these foreign earnings which avoids double taxation. Our tax expense to date consists of federal, state and foreign current and deferred income taxes.

	Year Ended December 31,
	2018		2017		Change in
	$	% of Revenue	$	% of Revenue	$	%
Provision for (benefit from) income taxes	$(39,314)	(1.9)%	$51,559	3.1%	$(90,873)	(176.3)
Effective tax rate	(13.6)%		10.9%

For the years ended December 31, 2018 and 2017, we recorded a benefit of $39.3 million and an expense of $51.6 million for income taxes, respectively. The change in our income taxes was largely attributable to a $96.9 million tax benefit on the Cisco settlement in 2018 whereas we recorded a $51.8 million tax expense in 2017 related to the enactment of the Tax Act. The Tax Act provided for a decrease in the 2018 U.S. federal statutory tax rate, but this was partially offset by a new requirement to provide U.S. tax on foreign earnings. For further information regarding income taxes and the impact on our results of operations and financial position, see Note 10. Income Taxes of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.
Our future effective tax rate is expected to be impacted by fluctuations in excess tax benefits on share-based compensation.
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
Revenue
Product revenue increased $441.5 million, or 44.5%, in the year ended December 31, 2017 compared to 2016. The increase was primarily driven by increased product shipments to our existing customers as they continued to expand their cloud networks. In addition, our newer switch products had continued to gain market acceptance, which had contributed to our revenue growth. Service revenue increased $75.5 million, or 54.8%, in the year ended December 31, 2017 compared to 2016 as a result of continued growth in initial and renewal support contracts as our customer installed base continued to expand.
We continued to experience pricing pressure on our products and services due to competition, but demand for our products and growth in our installed base had more than offset this pricing pressure. Deferred product revenue at December 31, 2017 remained consistent with the balance at December 31, 2016. The deferred product revenue balance at December 31, 2016 primarily included customer arrangements with new product and new customer acceptance clauses, which expired during 2017, while the balance at December 31, 2017 primarily represented arrangements with a few of our larger customers related to the then ongoing qualification activities of our 945 Investigation-related product redesigns. See Note 7. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K
Cost of Revenue and Gross Margin
Cost of revenue increased $178.4 million, or 43.9%, for the year ended December 31, 2017 compared to 2016. The increase in cost of revenue was primarily due to an increase in product shipment volumes and the corresponding increase in product revenue. Gross margin increased from 64.0% to 64.5% for the year ended December 31, 2017 compared to 2016. The increase in gross margin was primarily driven by improved service margins as we scaled our services business on a relatively fixed cost base and slightly better product margins due to end customer mix. This improvement was partially offset by an increase in excess and obsolete inventory-related charges as we transitioned to new products.
Operating Expenses (in thousands, except percentages)

	Year Ended December 31,
	2017		2016		Change in
	$	% of Revenue	$	% of Revenue	$	%
Operating expenses:
Research and development	$349,594	21.2%	$273,581	24.2%	$76,013	27.8%
Sales and marketing	155,105	9.4	130,887	11.6	24,218	18.5
General and administrative	86,798	5.3	75,239	6.7	11,559	15.4
Total operating expenses	$591,497	35.9%	$479,707	42.5%	$111,790	23.3%
Research and development
Research and development expenses increased $76.0 million, or 27.8%, for the year ended December 31, 2017 compared to the same period in 2016. The increase was primarily due to a $36.9 million increase in personnel costs driven by headcount growth, resulting in additional compensation costs, including stock-based compensation, and a $31.6 million increase in new product introduction costs, driven by additional development projects, and costs associated with litigation-related changes in product design. In addition, facility and IT costs increased by $5.3 million due to the headcount growth.
Sales and marketing
Sales and marketing expenses increased $24.2 million, or 18.5%, for the year ended December 31, 2017 compared to the same period in 2016. The increase included a $15.4 million increase in personnel costs, which was primarily due to increased headcount as well as higher sales volumes, driving increased compensation costs, including commissions and stock-based compensation. In addition, sales support costs increased by $8.1 million compared to 2016, reflecting increased professional services and field demonstration costs to support our sales infrastructure and expand our customer base.
General and administrative
General and administrative expenses increased $11.6 million, or 15.4%, for the year ended December 31, 2017 compared to the same period in 2016. The increase was primarily due to a $4.5 million increase in the Cisco litigation related expenses, which included bond costs associated with the importation and sale of affected products and components during the presidential review period of the 945 Investigation. In addition, personnel costs increased by $3.9 million primarily due to increased stock-based compensation and higher salary related costs driven by the increased headcount.

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
Provision for Income Taxes (in thousands, except percentages)

	Year Ended December 31,
	2017		2016		Change in
	$	% of Revenue	$	% of Revenue	$	%
Provision for income taxes	$51,559	3.1%	$58,036	5.1%	$(6,477)	(11.2)%
Effective tax rate	10.9%		24.0%
Our provision for income taxes was approximately $51.6 million and $58.0 million for the year ended December 31, 2017 and 2016, respectively, which resulted in a decrease in our effective tax rate from 24.0% in 2016 to 10.9% in 2017.  The reduction in our effective tax rate was primarily due to the recognition of $110.0 million of excess tax benefits on share-based awards in the provision for income taxes as a result of our adoption of ASU 2016-09 in 2017, combined with a favorable geographical mix of our earnings towards jurisdictions with lower tax rates than the U.S.  These positive drivers were partially offset by the inclusion of provisional tax amount totaling $51.8 million resulting from the recently enacted the Tax Act.
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

Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of December 31, 2018, our total balance of cash, cash equivalents and marketable securities was $2.0 billion, of which approximately $294.1 million was held outside the U.S. in our foreign subsidiaries.
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

Cash Flows

	Year Ended December 31,
	2018	2017 As Adjusted (1)	2016 As Adjusted (1)
	(in thousands)
Cash provided by operating activities	$503,119	$631,627	$174,295
Cash used in investing activities (1)	(755,113)	(391,320)	(325,775)
Cash provided by financing activities	42,851	51,469	32,745
Effect of exchange rate changes	(1,390)	753	(464)
Net increase/(decrease) in cash, cash equivalents and restricted cash	$(210,533)	$292,529	$(119,199)
__________________________
(1) Cash used in investing activities for year ended December 31, 2017 and 2016 were adjusted as a result of our adoption of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, in the first quarter of 2018. See Note 1. Organization and Summary of Significant Accounting Policies included in Part II, Item 8, of this Annual Report on Form 10-K for more information.

Cash Flows from Operating Activities
Our primary source of cash provided by operating activities has been cash collections from our customers. We expect cash inflows from operating activities to be affected by increased sales and timing of collections. Our primary uses of cash from operating activities have been for personnel costs, inventory purchases from our contract manufacturers and suppliers, investment in research and development, and litigation expenses.
During the year ended December 31, 2018, cash provided by operating activities was $503.1 million, net of $405.0 million payments for the legal settlement with Cisco including the associated legal fees. Our cash provided by operating activities was primarily from net income of $328.1 million, non-cash adjustments to net income of $71.4 million, and a net increase of $103.6 million in cash from changes in our operating assets and liabilities. Our operating cash benefited $70.5 million from increased deferred revenue reflecting ongoing growth in service and support contracts, $51.1 million from decreased inventories driven by improved inventory management and timing of receipts, $39.3 million from increased accounts payable due to timing of vendor payments primarily related to inventory-related purchases, $21.4 million from a decrease in prepaid expenses and other assets primarily due to decreased deposits at our contract manufacturers, and $17.5 million from an increase in other long term liabilities primarily driven by increased customer prepayments under cancellable contracts. These favorable changes were partially offset by unfavorable changes of $77.9 million from increased accounts receivable due to increased billing and timing of customer shipments, and $14.8 million from decreased accrued liabilities due primarily to a decline in supplier liabilities and the timing of vendor accruals.
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
Cash Flows from Investing Activities
Our investing activities have consisted primarily of purchases of available for sale marketable securities, net of proceeds from maturities of marketable securities, business acquisitions, investments in privately-held companies, and capital expenditures.
During the year ended December 31, 2018, cash used in investing activities was $755.1 million, consisting of purchases of marketable securities of $1.2 billion, offset by proceeds of $547.8 million from maturities of marketable securities, $96.8 million for business acquisitions, additional investments in privately-held companies of $8.0 million, and purchases of property, equipment and other assets of $23.8 million.
During the year ended December 31, 2017, cash used in investing activities was $391.3 million, consisting of purchases of marketable securities of $585.4 million, purchases of property, equipment and other assets of $15.3 million, partially offset by proceeds of $206.3 million from maturities of marketable securities and proceeds of $3.0 million from repayment of notes receivable.
During the year ended December 31, 2016, cash used in investing activities was $325.8 million, consisting of purchases of marketable securities of $439.7 million, purchases of property, equipment and other assets of $21.4 million, and an additional investment in a privately-held company of $2.5 million. These decreases were partially offset by proceeds from the maturity of available-for-sale securities of $137.9 million.
Cash Flows from Financing Activities
Our financing activities have consisted primarily of proceeds from the issuance of our common stock under employee equity incentive plans, offset by principal payments for lease financing obligations related to our headquarters facility.
During the year ended December 31, 2018, cash provided by financing activities was $42.9 million, consisting primarily of proceeds of $53.7 million from the issuance of common stock under employee equity incentive plans, partially offset by $8.9 million of minimum tax withheld for employees and payments of $1.9 million for lease financing obligations.
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

Off-Balance Sheet Arrangements
As of December 31, 2018, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
The following summarizes our contractual obligations and commitments as of December 31, 2018 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Financing lease obligation (1)	$31,649	$6,321	$13,192	$12,136	$—
Operating lease obligations	103,351	12,789	28,077	26,616	35,869
Purchase commitments with contract manufacturers and suppliers	345,968	345,968	—	—	—
Other non-cancellable purchase obligations	43,254	43,254	—	—
Total	$524,222	$408,332	$41,269	$38,752	$35,869
___________________
(1) Includes interest and land lease.
The contractual obligation table above excludes tax liabilities of $40.3 million related to uncertain tax positions and transition tax due under the Tax Act because we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.

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
Revenue Recognition
Prior to 2018, our revenue recognition policy was based on ASC 605 - Revenue Recognition (“ASC 605”), and is described in the section entitled Critical Accounting Policies under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 20, 2018.

Effective January 1, 2018, we adopted the new revenue recognition guidance under ASC 606 as discussed in the section titled Recently Adopted Accounting Pronouncements in Note 1. Organization and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K. The following is our new revenue recognition policy effective January 1, 2018.
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
Most of our contracts with customers have payment terms of 30 days with some large high volume customers having terms of up to 60 days. We have determined our contracts generally do not include a significant financing component because the Company and the customer have specific business reasons other than financing for entering into such contracts. Specifically, both we and our customers seek to ensure the customer has a simplified way of purchasing Arista products and services.

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
Recent Accounting Pronouncements
Refer to “Recent Accounting Pronouncements” in Note 1. Organization and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.

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
Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the U.S. and to a lesser extent in Europe and Asia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. For the year ended December 31, 2018, 2017 and 2016, a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had a maximum impact of approximately $8.2 million, $6.1 million and $3.8 million on our operating results. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements. While we have not engaged in the hedging of our foreign currency transactions to date and do not enter into any hedging contracts for trading or speculative purposes, we may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar.
Interest Rate Sensitivity
As of December 31, 2018 and 2017, we had cash, cash equivalents and available-for-sale marketable securities totaling $2.0 billion and $1.5 billion, respectively. Cash equivalents and marketable securities were invested primarily in money market funds, corporate bonds, U.S. agency mortgage-backed securities, U.S. treasury securities and commercial paper. Our primary investment objectives are to preserve capital and maintain liquidity requirements. In addition, our policy limits the amount of credit exposure to any single issuer. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the U.S. A decline in interest rates would reduce our interest income on our cash, cash equivalents and marketable securities. For the year ended December 31, 2018, 2017 and 2016, the effect of a hypothetical 100 basis point increase or decrease in overall interest rates would not have had a material impact on our interest income.
On the other hand, the fair market value of our investments in fixed income securities may be adversely impacted. We would incur unrealized losses on fixed income securities primarily due to higher interest rates compared to interest rates at the time of purchase. Under certain circumstances, if we are forced to sell our marketable securities prior to maturity, we may incur realized losses in such investments. However, because of the conservative and short-term nature of the investments in our portfolio, a change in interest rates is not expected to have a material impact on our consolidated financial statements.
Investments in Privately-Held Companies
Our non-marketable equity investments in privately-held companies are recorded in “Investments” in our consolidated balance sheets. As of December 31, 2018 and 2017, the total carrying amount of our investments in privately-held companies was $30.3 million and $36.1 million. During the year ended December 31, 2018, we recorded a net loss of $13.8 million on certain investments. Prior to 2018, we did not record any impairment losses for these investments. See Note 5. Investments of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K for details.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Arista Networks, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Arista Networks, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 15, 2019 expressed an unqualified opinion thereon.
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
February 15, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Arista Networks, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Arista Networks, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Arista Networks, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Arista Networks Inc. as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”) of the Company and our report dated February 15, 2019 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Jose, California
February 15, 2019

ARISTA NETWORKS, INC.
Consolidated Balance Sheets
(In thousands, except par value)

	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$649,950	$859,192
Marketable securities	1,306,197	676,363
Accounts receivable, net of rebates and allowances of $9,120 and $7,535, respectively	331,777	247,346
Inventories	264,557	306,198
Prepaid expenses and other current assets	162,321	177,330
Total current assets	2,714,802	2,266,429
Property and equipment, net	75,355	74,279
Acquisition-related intangible assets, net	58,610	—
Goodwill	53,684	—
Investments	30,336	36,136
Deferred tax assets	126,492	65,125
Other assets	22,704	18,891
TOTAL ASSETS	$3,081,983	$2,460,860
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$93,757	$52,200
Accrued liabilities	123,254	133,827
Deferred revenue	358,586	327,706
Other current liabilities	30,907	16,172
Total current liabilities	606,504	529,905
Income taxes payable	36,167	34,067
Lease financing obligations, non-current	35,431	37,673
Deferred revenue, non-current	228,641	187,556
Other long-term liabilities	31,851	9,745
TOTAL LIABILITIES	938,594	798,946
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100,000 shares authorized and no shares issued and outstanding as of December 31, 2018 and 2017	—	—
Common stock, $0.0001 par value—1,000,000 shares authorized as of December 31, 2018 and 2017; 75,668 and 73,706 shares issued and outstanding as of December 31, 2018 and 2017	8	7
Additional paid-in capital	956,572	804,731
Retained earnings	1,190,803	859,114
Accumulated other comprehensive loss	(3,994)	(1,938)
TOTAL STOCKHOLDERS’ EQUITY	2,143,389	1,661,914
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,081,983	$2,460,860
The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue:
Product	$1,841,100	$1,432,810	$991,337
Service	310,269	213,376	137,830
Total revenue	2,151,369	1,646,186	1,129,167
Cost of revenue:
Product	720,584	538,035	369,768
Service	57,408	46,382	36,283
Total cost of revenue	777,992	584,417	406,051
Gross profit	1,373,377	1,061,769	723,116
Operating expenses:
Research and development	442,468	349,594	273,581
Sales and marketing	187,142	155,105	130,887
General and administrative	65,420	86,798	75,239
Legal settlement (Note 14)	405,000	—	—
Total operating expenses	1,100,030	591,497	479,707
Income from operations	273,347	470,272	243,409
Other income (expense), net:
Interest expense	(2,701)	(2,780)	(3,136)
Other income (expense), net	18,155	7,268	1,952
Total other income (expense), net	15,454	4,488	(1,184)
Income before income taxes	288,801	474,760	242,225
Provision for (benefit from) income taxes	(39,314)	51,559	58,036
Net income	$328,115	$423,201	$184,189
Net income attributable to common stockholders:
Basic	$327,926	$422,400	$182,965
Diluted	$327,941	$422,468	$183,039
Net income per share attributable to common stockholders:
Basic	$4.39	$5.85	$2.66
Diluted	$4.06	$5.35	$2.50
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	74,750	72,258	68,771
Diluted	80,844	78,977	73,222

The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$328,115	$423,201	$184,189
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,069)	672	(348)
Net change in unrealized gains (losses) on available-for-sale marketable securities	13	(1,135)	(452)
Other comprehensive loss	(2,056)	(463)	(800)
Comprehensive income	$326,059	$422,738	$183,389

The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2015	68,132	$7	$537,904	$250,916	$(675)	$788,152
Net income	—	—	—	184,189	—	184,189
Other comprehensive loss, net of tax	—	—	—	—	(800)	(800)
Tax benefit for equity incentive plans	—	—	42,084	—	—	42,084
Stock-based compensation	—	—	59,032	—	—	59,032
Issuance of common stock in connection with employee equity incentive plans	2,694	—	35,181	—	—	35,181
Tax withholding paid for net share settlement of equity awards	(15)	—	(1,100)	—	—	(1,100)
Vesting of early exercised stock options and restricted stock	—	—	1,082	—	—	1,082
Balance — December 31, 2016	70,811	7	674,183	435,105	(1,475)	1,107,820
Cumulative-effect adjustment to beginning balance (1)	—	—	1,471	808	—	2,279
Net income	—	—	—	423,201		423,201
Other comprehensive loss, net of tax	—	—	—	—	(463)	(463)
Stock-based compensation	—	—	75,427	—	—	75,427
Issuance of common stock in connection with employee equity incentive plans	2,918	—	57,111	—	—	57,111
Tax withholding paid for net share settlement of equity awards	(23)	—	(4,025)	—	—	(4,025)
Vesting of early-exercised stock options	—	—	564	—	—	564
Balance — December 31, 2017	73,706	7	804,731	859,114	(1,938)	1,661,914
Cumulative-effect adjustment to beginning balance (2)	—	—	—	3,574	—	3,574
Net income	—	—	—	328,115	—	328,115
Other comprehensive loss, net of tax	—	—	—	—	(2,056)	(2,056)
Stock-based compensation	—	—	91,202	—	—	91,202
Issuance of common stock in connection with employee equity incentive plans	1,918	1	53,657	—	—	53,658
Tax withholding paid for net share settlement of equity awards	(36)	—	(8,878)	—	—	(8,878)
Vesting of early-exercised stock options	—	—	305	—	—	305
Common stock issued for business acquisition	80	—	15,555	—	—	15,555
Balance — December 31, 2018	75,668	$8	$956,572	$1,190,803	$(3,994)	$2,143,389
_________________________________________
(1) During our first fiscal quarter of 2017, we adopted ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. See Note 1 of the accompanying notes for further details. This adoption resulted in a cumulative-effect adjustment to the beginning balance of Additional Paid-in Capital and Retained Earnings for 2017.

(2) On January 1, 2018, we adopted ASC 606 and ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which resulted in a cumulative-effect adjustment to the beginning balance of Retained Earnings for 2018. See Note 1 of the accompanying notes for further details.

The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2018	2017 As Adjusted (1)	2016 As Adjusted (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$328,115	$423,201	$184,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	27,671	20,640	19,749
Stock-based compensation	91,202	75,427	59,032
Deferred income taxes	(57,896)	8,426	(21,720)
Loss on investments in privately-held companies, net	13,800	—	—
Amortization (accretion) of investment premiums (discounts)	(3,360)	1,452	1,493
Changes in operating assets and liabilities:
Accounts receivable, net	(77,916)	5,773	(108,856)
Inventories	51,054	(69,708)	(144,361)
Prepaid expenses and other current assets	21,411	(11,645)	(115,074)
Other assets	(3,389)	907	2,866
Accounts payable	39,337	(30,104)	38,678
Accrued liabilities	(14,786)	43,535	30,629
Deferred revenue	70,533	142,327	176,126
Income taxes payable	(112)	19,921	42,650
Other liabilities	17,455	1,475	8,894
Net cash provided by operating activities	503,119	631,627	174,295
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	547,797	206,332	137,855
Purchases of marketable securities	(1,174,259)	(585,373)	(439,711)
Business acquisitions, net of cash acquired	(96,821)	—	—
Purchases of property and equipment	(23,830)	(15,279)	(21,419)
Proceeds from repayment of notes receivable	2,000	3,000	—
Investments in privately-held companies	(8,000)	—	(2,500)
Other investing activities	(2,000)	—	—
Net cash used in investing activities (1)	(755,113)	(391,320)	(325,775)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of lease financing obligations	(1,929)	(1,617)	(1,336)
Proceeds from issuance of common stock under equity plans	53,658	57,111	35,181
Tax withholding paid on behalf of employees for net share settlement	(8,878)	(4,025)	(1,100)
Net cash provided by financing activities	42,851	51,469	32,745
Effect of exchange rate changes	(1,390)	753	(464)
NET INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(210,533)	292,529	(119,199)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —Beginning of period	864,697	572,168	691,367
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period (2)	$654,164	$864,697	$572,168

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$17,573	$44,216	$39,638
Cash paid for interest — lease financing obligation	2,692	2,814	2,916
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Common stock issued for business acquisition	$15,555	$—	$—
Property and equipment included in accounts payable and accrued liabilities	2,340	3,811	869
Vesting of early exercised stock options and restricted stock awards	305	564	1,082
___________________________________________________
(1) Net cash used in investing activities for the years ended December 31 of 2017 and 2016, respectively, was adjusted as a result of our adoption of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, in the first quarter of 2018. See Note 1 of the accompanying notes for details of the adjustments.
(2) See Note 4 of the accompanying notes for a reconciliation of the ending balance of cash, cash equivalents and restricted cash as shown in this consolidated statements of cash flows.

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
Concentrations of Business and Credit Risk
We work closely with third-party contract manufacturing suppliers to manufacture our products. As of December 31, 2018 and 2017, we had three suppliers, who provided substantially all of our electronic manufacturing services. Our contract manufacturing suppliers deliver our products to our third party direct fulfillment facilities.  We and our fulfillment partners then perform labeling, final configuration, quality assurance testing and shipment to our customers. Our products rely on key components, including certain integrated circuit components and power supplies, some of which our contract manufacturers purchase on our behalf from a limited number of suppliers, including certain sole source providers. We generally do not have guaranteed supply contracts with our component suppliers, and our suppliers could delay shipments or cease manufacturing such products or selling them to us at any time. If we are unable to obtain a sufficient quantity of these components on commercially reasonable terms or in a timely manner, or if we are unable to obtain alternative sources for these components, sales of our products could be delayed or halted entirely or we may be required to redesign our products. Quality or performance failures of our products or changes in our contractors’ or vendors’ financial or business condition could disrupt our ability to supply quality products to our customers. Any of these events could result in lost sales and damage to our end-customer relationships, which would adversely impact our business, financial condition and results of operations.
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, restricted cash, and accounts receivable. Our cash equivalents, restricted cash and marketable securities are invested in high quality financial instruments with banks and financial institutions. Such deposits may be in excess of insured limits provided on such deposits.
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
We market and sell our products through both our direct sales force and our channel partners, including distributors, value-added resellers, system integrators and original equipment manufacturer (“OEM”) partners and in conjunction with various technology partners. Significant customers are those which represent more than 10% of our total net revenue during the period or net accounts receivable balance at each respective balance sheet date. As of December 31, 2018, we had two customers who represented 35% and 10% of total accounts receivable, respectively. As of December 31, 2017, we had two customers who represented 30% and 18% of total accounts receivable, respectively. For the years ended December 31, 2018, 2017 and 2016, there was one customer who represented 27%, 16% and 16% of our total revenue, respectively.
Cash and Cash Equivalents
We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with various financial institutions and highly liquid investments in money market funds. Interest is accrued as earned. As of December 31, 2018 and 2017, we had restricted cash of $4.2 million and $5.5 million that primarily included $4.0 million pledged as collateral representing a security deposit required for a facility lease. As of December 31, 2017, we also had $1.1 million restricted cash related to a letter of credit issued to a business partner. Our restricted cash is classified as other assets in our consolidated balance sheets.
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
Transaction re-measurement - Assets and liabilities denominated in a currency other than a subsidiary’s functional currency are re-measured into the subsidiary's functional currency using exchange rates in effect at the end of the reporting period, with gains and losses recorded in other income (expense), net in the consolidated statements of operations. We recognized $0.3 million in transaction gains, $0.5 million and $0.7 million in transaction losses for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Inventory Valuation and Contract Manufacturer/Supplier Liabilities
Inventories primarily consist of finished goods and strategic components, primarily integrated circuits. Inventories are stated at the lower of cost (computed using the first-in, first-out method) and net realizable value. Manufacturing overhead costs and inbound shipping costs are included in the cost of inventory.  We record a provision when inventory is determined to be in excess of anticipated demand, or obsolete, to adjust inventory to its estimated realizable value. For the years ended December 31, 2018, 2017 and 2016, we recorded charges of $20.8 million, $28.1 million and $12.1 million, respectively, within cost of product revenue for inventory write-downs.
Our contract manufacturers procure components and assemble products on our behalf based on our forecasts. We record a liability and a corresponding charge for non-cancellable, non-returnable purchase commitments with our contract manufacturers or suppliers for quantities in excess of our demand forecasts or that are considered obsolete due to manufacturing and engineering change orders resulting from design changes. For the year ended December 31, 2018, we did not incur a net loss on such supplier liabilities. For the years ended

December 31, 2017 and 2016, we recorded a charge of $21.2 million and $6.2 million, respectively, within cost of product revenue for such liabilities with our contract manufacturers and suppliers.
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
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally three years. Our building is depreciated over 30 years and leasehold improvements are depreciated over the shorter of the estimated useful lives of the improvements or the remaining lease term. The leased building under our build-to-suit lease is capitalized and included in property and equipment as we were involved in the construction funding and did not meet the “sale-leaseback” criteria.
Investments in Privately-Held Companies
Our equity investments in privately-held companies without readily determinable fair values are measured using the measurement alternative, defined by Accounting Standards Codification (“ASC”) 321-Investments-Equity Securities as cost, less impairments, and adjusted up or down based on observable price changes in orderly transactions for identical or similar investments of the same issuer. Any adjustments resulting from impairments and/or observable price changes are recorded as “Other income (expense), net” in our consolidated statements of operations.
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

Most of our contracts with customers have payment terms of 30 days with some large high volume customers having terms of up to 60 days. We have determined our contracts generally do not include a significant financing component because the Company and the customer have specific business reasons other than financing for entering into such contracts. Specifically, both we and our customers seek to ensure the customer has a simplified way of purchasing Arista products and services.
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
Contract Balances
A contract asset is recognized when we have performed under the contract, but our right to consideration is conditional on something other than the passage of time. Contract assets are included in “Other current assets” on our consolidated balance sheets.
A contract liability is recognized when we have received customer payments in advance of our satisfaction of a performance obligation under a contract that is cancellable. Contract liabilities are included in “Other current liabilities” and “Other long-term liabilities” on our consolidated balance sheets.
Assets Recognized from Costs to Obtain a Contract with a Customer
Effective January 1, 2018 in connection with the adoption of ASC 606, we recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales commissions earned by our sales force meet the requirements for capitalization. These costs are deferred and then amortized over a period of benefit that we have determined to be five years. Total capitalized costs to obtain a contract are included in other current and long-term assets on our consolidated balance sheets. As of December 31, 2018, total capitalized costs to obtain contracts was $6.4 million.
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
Stock-Based Compensation
Compensation expense related to stock-based transactions, including stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and stock purchase rights under our employee stock purchase program is measured and recognized in the financial statements based on the fair value of the equity granted on a straight-line basis over the requisite service periods of the awards, which typically ranges from two to five years. Beginning 2017, upon the adoption of ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, we account for forfeitures as they occur and no longer include an estimate of future forfeitures in the expense recognition. Prior to 2017, stock-based compensation expense was recognized net of estimated forfeitures.
Excess tax benefits generated from stock option exercises and other equity awards are recorded as a reduction to provision for income taxes in the consolidated statements of operations. Prior to 2017, before we adopted ASU 2016-09, such excess tax benefits were recognized as additional paid-in capital in the consolidated balance sheets. See Recently Adopted Accounting Pronouncements below for details. Excess tax benefits resulting from stock awards were $75.5 million, $110.0 million and $42.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Business Combinations
We use the acquisition method to account for our business combinations in accordance with ASC 805 - Business Combinations (“ASC 805”). We allocate the total fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the consideration transferred over the fair values of the assets acquired and liabilities assumed is recorded as goodwill. The results of operations of the acquired businesses are included in our consolidated financial statements from the date of acquisition. Acquisition-related costs and restructuring costs are expensed as incurred.
During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the acquired assets and liabilities assumed, with a corresponding offset to goodwill or the preliminary purchase price, to reflect new information obtained about facts and circumstances that existed as of the acquisition date. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
Goodwill
We perform our annual goodwill impairment analysis in the fourth quarter of each year or more frequently if there are any events or circumstances that would indicate the carrying amount is not recoverable. We first perform a qualitative assessment to determine if it’s necessary to perform a quantitative assessment. If after our qualitative assessment, we determine it is more likely than not that the fair value of the Company is less than its carrying amount, then a quantitative test is performed by comparing the fair value of the Company with its carrying amount in accordance with Accounting Standard Update (“ASU”) No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. We would recognize an impairment loss for the amount by which the carrying amount exceeds the fair value.
Intangible Assets
Intangible assets are carried at cost less accumulated amortization. All intangible assets have been determined to have definite lives and are amortized on a straight-line basis over their estimated useful lives, ranging from one to seven years. Intangible assets are reviewed for impairment periodically or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

Recently Adopted Accounting Pronouncements
Goodwill Impairment
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which eliminated step two from the goodwill impairment test. In assessing impairment of goodwill, if it is concluded that it is more likely than not that the carrying amount of a reportable segment exceeds its fair value during the qualitative assessment, a one-step quantitative goodwill impairment test will be performed. If it is concluded during the quantitative test that the carrying amount of a reportable segment exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reportable segment. The guidance is effective for us for our first quarter of 2020. Early adoption is permitted. In the third quarter of 2018, we early adopted ASU 2017-04 upon the completion of our business combinations. The standard did not have an impact to our qualitative assessment for goodwill impairment that we performed in the fourth quarter of fiscal 2018.
Revenue Recognition
During May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). In 2016, the FASB issued ASU 2016-08, ASU 2016-10 and ASU 2016-12, which provide interpretive clarifications on the new guidance in Topic 606 (collectively, “ASC 606”). Under ASC 606, the recognition of revenue is based on consideration we expect to be entitled to from the transfer of goods or services to a customer.
The primary impact of ASC 606 is related to the deferral of incremental commission costs of obtaining customer service contracts, which were previously expensed as incurred. Under ASC 606, we defer all such costs and amortize them over the expected period of benefit. ASC 606 also requires companies to account for termination clauses at the onset of an arrangement. While there is limited history of cancellations, our prepaid subscription offerings are generally cancellable by customers with 30 days’ notice, therefore, the subscription contracts are considered month-to-month. While these prepaid amounts have historically been recorded to deferred revenue, ASC 606 requires that we record these amounts as other liabilities. In addition, ASC 606 may impact the amount and timing of revenue recognition of certain sales arrangements and the related disclosures on our consolidated financial statements.
We adopted ASC 606 on January 1, 2018 using the modified retrospective method to those contracts that were not completed as of January 1, 2018, which resulted in a cumulative effect adjustment of $3.5 million that increased retained earnings to capitalize certain commission costs that were expensed in the prior year. Correspondingly, we increased prepaid expenses and other current assets by $2.0 million, other assets by $2.2 million, and decreased deferred tax assets by $0.7 million as of January 1, 2018. In addition, we reclassified $16.5 million of deferred revenue as of January 1, 2018 to other current liabilities and other long-term liabilities related to our prepaid subscription offerings. The impact of adopting ASC 606 was not material to our financial results for the year ended December 31, 2018.
We apply a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less, as well as the portfolio approach for the contracts reviewed. These costs include a portion of our sales force compensation program as we have determined annual compensation is commensurate with recurring sales activities.
Financial Instruments
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments, to clarify certain aspects of ASU 2016-01. ASU 2016-01 and ASU 2018-03 (collectively, the “new guidance”) address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. We adopted this new guidance on January 1, 2018.
Under the new guidance, there was no change in the accounting of our marketable securities as our investment policy only allows investments in debt securities. For our cost method equity investments in privately-

held companies without readily determinable fair value, we elected to use the measurement alternative, defined as cost, less impairments, as adjusted up or down based on observable price changes in orderly transactions for identical or similar investments of the same issuer, which was adopted prospectively. Adjustments resulting from impairments and/or observable price changes are to be recorded as other income (expense) on a prospective basis.
The carrying amount of our equity investments and any related gain or loss may fluctuate in the future as a result of the re-measurement of such equity investments upon the occurrence of observable price changes and/or impairments.
Income Taxes on Intra-Entity Transfers of Assets
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which addresses recognition of current and deferred income taxes for intra-entity asset transfers when assets are sold to an outside party. Current GAAP prohibits the recognition of current and deferred income taxes until the asset has been sold to an outside party. This prohibition on recognition is considered an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. The new guidance requires an entity to recognize the income tax consequences when the transfer occurs eliminating the exception. The guidance must be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We adopted this guidance in our first quarter of fiscal 2018 and the impact was immaterial.
Restricted Cash in Statement of Cash Flows
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”), which requires that amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard is required to be applied using a retrospective transition method to each period presented. We retrospectively adopted ASU 2016-18 in our first quarter of fiscal 2018. As a result of the adoption, we adjusted the consolidated statements of cash flows for the years ended December 31, 2017 and 2016 to increase the beginning-of-period cash amounts by $4.2 million and $4.0 million, respectively, and end-of-period cash amount by $5.5 million and $4.2 million, respectively. In addition, net cash used in investing activities for the years ended December 31, 2017 and 2016 decreased by $1.3 million and $0.2 million, respectively.
Recent Accounting Pronouncements Not Yet Effective
Nonemployee Share-Based Payments
In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees with certain exceptions. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date, which may lower their cost and reduce volatility in the income statement. The guidance is effective for us for our first quarter of 2019. Early adoption is permitted. ASU 2018-07 shall be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is adopted. We have evaluated this new guidance and do not expect the adoption of the guidance to have a material impact on our consolidated financial statements.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). Under the guidance, lessees are required to recognize assets and lease liabilities on the balance sheet for most leases including operating leases and provide enhanced disclosures. There are optional practical expedients that a company may elect to apply. The guidance is effective for us beginning in our first quarter of 2019. Companies are required to adopt this guidance using a modified retrospective approach and apply the transition provisions under the guidance at either 1) the later of the beginning of the earliest comparative period presented in the financial statements and the commencement date of the lease, or 2) the beginning of the period of adoption (i.e. on the effective date). Under the transition method using the second application date, a company initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.
We will adopt the guidance for financial statements periods beginning January 1, 2019 using the modified retrospective transition method and initially apply the transition provisions at January 1, 2019, which allows us to continue to apply the legacy guidance in ASC 840 for periods prior to 2019. We will elect the package of transition practical expedients, which, among other things, allows us to keep the historical lease classifications and not have to reassess the lease classification for any existing leases as of the date of adoption. We will also make an accounting policy election to apply the short-term lease exception, which allows us to keep leases with an initial term of twelve months or less off the balance sheet. While we are continuing to assess all potential impacts of the standard, we expect to recognize right-of-use assets and lease liabilities for operating leases of approximately $70.9 million and $79.4 million as of January 1, 2019, respectively. The new guidance will not have a material impact on our consolidated statements of operations.
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
The total fair value of consideration transferred for these acquisitions was approximately $117.3 million, which consisted of $101.7 million in cash and $15.6 million for the fair value of 58,072 shares of our common stock issued. The following table summarizes our preliminary purchase price allocation of the two acquisitions, in aggregate, based on the estimated fair value of the assets acquired and liabilities assumed at their respective acquisition dates (in thousands):

Purchase Price Allocation
Cash and cash equivalents	$4,953
Other tangible assets	23,677
Liabilities	(28,706)
Intangible assets	63,720
Goodwill	53,684
Net assets acquired	$117,328
We continue the process of identifying and evaluating pending escrow claims related to inventory, tax and other liabilities.  Accordingly, the preliminary values reflected in the table above are subject to potential measurement period adjustments.

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
The goodwill of $53.7 million is primarily attributable to the expected synergies created by incorporating the solutions of the acquired businesses into our technology platform, and the value of the assembled workforce. We operate under a single reportable segment. The goodwill is not deductible for income taxes purposes.
For the year ended December 31, 2018, revenue and earnings from the acquired businesses included in our consolidated statements of operations were immaterial. Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in aggregate.

3.    Fair Value Measurements
We measure and report our cash equivalents, restricted cash, and available-for-sale marketable securities at fair value on a recurring basis. The following tables summarize the amortized costs, unrealized gains and losses, and fair value of these financial assets by significant investment category and their level within the fair value hierarchy (in thousands):

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Level I	Level II	Level III
Financial Assets:
Cash Equivalents:
Money market funds	$322,080	$—	$—	$322,080	$322,080	$—	$—
Marketable Securities:
Commercial paper	59,479	—	—	59,479	—	59,479	—
Certificates of deposits (1)	5,000	—	—	5,000	—	5,000	—
U.S. government notes	308,946	118	(286)	308,778	308,778	—	—
Corporate bonds	660,353	264	(1,399)	659,218	—	659,218	—
Agency securities	273,993	240	(511)	273,722	—	273,722	—
	1,307,771	622	(2,196)	1,306,197	308,778	997,419	—
Other Assets:
Money market funds - restricted	4,214	—	—	4,214	4,214	—	—
Total Financial Assets	$1,634,065	$622	$(2,196)	$1,632,491	$635,072	$997,419	$—
____________________
(1) As of December 31, 2018, all of our certificates of deposits were domestic deposits.

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Level I	Level II	Level III
Financial Assets:
Cash Equivalents:
Money market funds	$701,145	$—	$—	$701,145	$701,145	$—	$—
Agency securities	12,728	—	—	12,728		12,728	—
	713,873	—	—	713,873	701,145	12,728	—
Marketable Securities:
Commercial paper	11,924	—	—	11,924	—	11,924	—
U.S. government notes	137,025	—	(378)	136,647	136,647	—	—
Corporate bonds	313,080	20	(616)	312,484	—	312,484	—
Agency securities	215,923	2	(617)	215,308	—	215,308	—
	677,952	22	(1,611)	676,363	136,647	539,716	—
Other Assets:
Money market funds - restricted	5,505	—	—	5,505	5,505	—	—
Total Financial Assets	$1,397,330	$22	$(1,611)	$1,395,741	$843,297	$552,444	$—
We did not realize any other-than-temporary losses on our marketable securities for the years ended December 31, 2018 and 2017. As of December 31, 2018 and 2017, total unrealized losses of our marketable securities that had been in a continuous unrealized loss portion were immaterial. We invest in marketable securities that have maximum maturities of up to two years and are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these marketable securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those marketable securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are due primarily to changes in credit spreads and interest rates. We expect to realize the full value of these investments upon maturity or sale and therefore, we do not consider any of our marketable securities to be other-than-temporarily impaired as of December 31, 2018.
As of December 31, 2018, the contractual maturities of our investments did not exceed 24 months. The fair values of available-for-sale marketable securities, by remaining contractual maturity, are as follows (in thousands):

December 31, 2018
Due in 1 year or less	$875,498
Due in 1 year through 2 years	430,699
Total marketable securities	$1,306,197
The weighted-average remaining duration of our current marketable securities is approximately 0.7 years as of December 31, 2018. As we view these securities as available to support current operations, we classify securities with maturities beyond 12 months as current assets under the caption marketable securities in the accompanying consolidated balance sheets.

4.    Financial Statements Details
Cash, Cash Equivalents and Restricted Cash
The following table is a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of the same such amounts shown in the accompanying consolidated statements of cash flows (in thousands):

	December 31,
	2018	2017	2016
Cash and cash equivalents	$649,950	$859,192	$567,923
Restricted cash included in other assets	4,214	5,505	4,245
Total cash, cash equivalents and restricted cash	$654,164	$864,697	$572,168
Accounts Receivable, net
Accounts receivable, net consists of the following (in thousands):

	December 31,
	2018	2017
Accounts receivable	$340,897	$254,881
Allowance for doubtful accounts	(507)	(112)
Product sales rebate and returns reserve	(8,613)	(7,423)
Accounts receivable, net	$331,777	$247,346
Allowance for Doubtful Accounts
Activity in the allowance for doubtful accounts consists of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance at the beginning of year	$112	$204	$963
Additions (deductions) charged (credited) to expense	368	17	(292)
Addition in connection with business acquisitions	132	—	—
Deductions/write-offs	(105)	(109)	(467)
Balance at the end of year	$507	$112	$204
Product Sales Rebate and Returns Reserve
Activity in the product sales rebate and returns reserve consists of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance at the beginning of year	$7,423	$1,317	$566
Additions charged against revenue	4,269	17,371	5,122
Consumption	(3,079)	(11,265)	(4,371)
Balance at the end of year	$8,613	$7,423	$1,317
The increase in activity in 2017 primarily relates to channel rebates that we began to offer during 2017.

Inventories
Inventories consist of the following (in thousands):

	December 31,
	2018	2017
Raw materials	$76,795	$69,673
Finished goods	187,762	236,525
Total inventories	$264,557	$306,198
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in thousands):

	December 31,
	2018	2017
Inventory deposit	$14,639	$34,141
Prepaid income taxes	38,636	38,134
Other current assets	95,730	96,215
Other prepaid expenses and deposits	13,316	8,840
Total prepaid expenses and other current assets	$162,321	$177,330
Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2018	2017
Equipment and machinery	$55,912	$47,711
Computer hardware and software	30,566	22,124
Furniture and fixtures	3,697	3,020
Leasehold improvements	36,447	30,548
Building	35,154	35,154
Construction-in-process	3,591	4,742
Property and equipment, gross	165,367	143,299
Less: accumulated depreciation	(90,012)	(69,020)
Property and equipment, net	$75,355	$74,279
Depreciation expense was $21.6 million, $20.2 million and $19.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2018	2017
Accrued payroll related costs	$70,755	$56,626
Accrued manufacturing costs	31,336	35,703
Accrued product development costs	6,988	21,201
Accrued warranty costs	5,362	7,415
Accrued professional fees	5,678	7,086
Accrued taxes	839	794
Other	2,296	5,002
Total accrued liabilities	$123,254	$133,827
Warranty Accrual
The following table summarizes the activity related to our accrued liability for estimated future warranty costs (in thousands):

	Year Ended December 31,
	2018	2017
Warranty accrual, beginning of year	$7,415	$6,744
Liabilities accrued for warranties issued during the year	3,565	5,542
Warranty costs incurred during the year	(5,618)	(4,871)
Warranty accrual, end of year	$5,362	$7,415
There were no significant specific product warranty reserves recorded for the years ended December 31, 2018 or 2017.
Contract Balances
The following table summarizes the beginning and ending balances of our contract assets (in thousands):

Year Ended December 31, 2018
Contract assets, beginning balance	$—
Contract assets, ending balance	$6,341
The following table summarizes the activity related to our contract liabilities (in thousands):

Year Ended December 31, 2018
Contract liabilities, beginning balance	$16,521
Less: Revenue recognized from beginning balance	(7,561)
Less: Beginning balance reclassified to deferred revenue	(371)
Add: Contract liabilities recognized	24,006
Contract liabilities, ending balance	$32,595
As of December 31, 2018, $13.5 million of our contract liabilities was included in “Other current liabilities” with the remaining balance included in “Other long-term liabilities”.

Deferred Revenue and Performance Obligations
Deferred revenue is comprised mainly of unearned revenue related to multi-year PCS contracts, services and product deferrals related to acceptance clauses. The following table summarizes the activity related to our deferred revenue (in thousands):

	Year Ended December 31, 2018
Deferred revenue, beginning balance	$498,740	(1)
Less: Revenue recognized from beginning balance	(328,758)
Add: Deferral of revenue in current period, excluding amounts recognized during the period	417,245
Deferred revenue, ending balance	$587,227
_________________________________
(1) The beginning balance of the year ended December 31, 2018 excludes $16.5 million that was reclassified to other current liabilities and other long-term liabilities at January 1, 2018 as a result of our adoption of ASC 606. See Note 1 for details.

Revenue from Remaining Performance Obligations
Revenue from remaining performance obligations represents contracted revenue that has not yet been recognized, which primarily includes contract liabilities and deferred revenue that will be recognized as revenue in future periods. As of December 31, 2018, approximately $621.1 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 85% of these remaining performance obligations over the next 2 years and 15% during the 3rd to the 5th year.
Other Income (Expense), Net
Other income (expense), net consists of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Interest income	$31,666	$8,093	$2,995
Interest expense	(2,701)	(2,780)	(3,136)
Loss on investments in privately-held companies, net	(13,800)	—	—
Other income (expense)	289	(825)	(1,043)
Total other income (expense), net	$15,454	$4,488	$(1,184)

5.    Investments
Investments in Privately-Held Companies
As of December 31, 2018 and 2017, the carrying amount of our non-marketable equity investments was approximately $30.3 million and $36.1 million, respectively, with total initial costs of $44.1 million and $36.1 million, respectively. These investments are in the equity of privately-held companies, which do not have readily determinable fair values.
Prior to 2018, we accounted for our non-marketable equity securities at cost less impairment. In 2018, we adopted ASU 2016-01 and began to measure such investments using the measurement alternative. See Note 1.
During the year ended December 31, 2018, we recorded $1.2 million of unrealized gain on investments in one company after they were re-measured to fair value as of the date observable transactions occurred. In addition, during the year ended December 31, 2018, we recorded $15.0 million of impairment loss on an investment. Accordingly, as of December 31, 2018, $36.1 million of the initial costs of our investments were re-measured to fair value at $22.3 million and are classified within Level III of the fair value hierarchy. Prior to 2018, we did not record any impairment losses for these investments.

6.    Goodwill and Acquisition-Related Intangible Assets
Goodwill
Goodwill was recorded as a result of our acquisition of Mojo and Metamako in the third quarter of 2018. See Note 2 for details.
In the fourth quarter of 2018, we completed an annual goodwill impairment analysis. Based on our assessment of the qualitative factors, management concluded that the fair value of the Company was not more likely than not less than its carrying amount as of December 31, 2018. Subsequent to this 2018 annual impairment test, we have not identified significant events or circumstances negatively affecting the valuation of goodwill. As of December 31, 2018, there was no impairment to the carrying value of our goodwill.
Acquisition-Related Intangible Assets
The following table presents details of our acquisition-related intangible assets as of December 31, 2018 (in thousands):

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Developed technology	$52,510	$(3,824)	$48,686	4.6
Customer relationships	7,080	(375)	6,705	6.6
Trade name	2,470	(289)	2,181	2.7
Others	1,660	(622)	1,038	0.6
Total	$63,720	$(5,110)	$58,610	4.7
Amortization expense related to acquisition-related intangible assets was $5.1 million for the year ended December 31, 2018. Prior to 2018, we didn't have acquisition-related intangibles assets.
As of December 31, 2018, future estimated amortization expense related to the acquired-related intangible assets is as follows (in thousands):

Years Ending December 31,	Future Amortization Expense
2019	$13,375
2020	12,337
2021	12,048
2022	11,513
2023	7,690
Thereafter	1,647
Total	$58,610

7.    Commitments and Contingencies
Operating Leases
We lease various offices and data centers in North America, Europe, Asia and Australia under non-cancelable operating lease arrangements that expire on various dates through 2028. These arrangements require us to pay certain operating expenses, such as taxes, repairs, and insurance and contain renewal and escalation clauses. We recognize rent expense under these arrangements on a straight-line basis over the term of the lease.
As of December 31, 2018, the aggregate future minimum payments under non-cancelable operating leases consist of the following (in thousands):

Years Ending December 31,
2019	$12,789
2020	13,769
2021	14,308
2022	14,291
2023	12,325
Thereafter	35,869
Total minimum future lease payments	$103,351
Rent expense for all operating leases amounted to $11.6 million, $9.4 million and $8.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Financing Obligations
Build-to-Suit Lease
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
As of December 31, 2018 and 2017, we have recorded assets of $53.4 million, representing the total costs of the building and improvements incurred, including the costs paid by the lessor (the legal owner of the building) and additional improvement costs paid by us, and a corresponding financing obligation of $37.7 million and $39.6 million, respectively. As of December 31, 2018, $2.3 million and $35.4 million were recorded as short-term and long-term financing obligations, respectively.
Land lease expense under our lease financing obligation amounted to $1.3 million for each of the years ended December 31, 2018, 2017 and 2016 respectively.

As of December 31, 2018, the future minimum payments due under our lease financing obligations were as follows (in thousands):

Years Ending December 31,
2019	$6,321
2020	6,506
2021	6,686
2022	6,871
2023	5,265
Thereafter	—
Total payments	31,649
Less: interest and land lease expense	(17,536)
Total payments under lease financing obligations	14,113
Property reverting to landlord	23,630
Present value of obligations	37,743
Less: current portion	(2,312)
Lease financing obligations, non-current	$35,431
Purchase Commitments
We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf based on our forecasts in order to reduce manufacturing lead times and ensure adequate component supply. We issue purchase orders to our contract manufacturers for finished product and a significant portion of these orders consist of firm non-cancellable commitments. In addition, we purchase strategic component inventory from certain suppliers under purchase commitments that in some cases are non-cancellable, including integrated circuits, which are consigned to our contract manufacturers. As of December 31, 2018, we had non-cancellable purchase commitments of $389.2 million, of which $346.0 million was to our contract manufacturers and suppliers. In addition, we have provided deposits to secure our obligations to purchase inventory. We had $17.4 million and $36.9 million in deposits as of December 31, 2018 and 2017, respectively. These deposits are classified in 'Prepaid expenses and other current assets' and 'Other assets' in our accompanying consolidated balance sheets.
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
Legal Proceedings
Cisco Systems, Inc. (“Cisco”) Matters
On August 6, 2018, we entered into a settlement agreement with Cisco Systems, Inc. (“Cisco”) as described in Note 14 relating to several litigation matters which are summarized below.
Cisco Systems, Inc. v. Arista Networks, Inc. (Case No. 4:14-cv-05343) (“’43 Case”)
On December 5, 2014, Cisco filed a complaint against us in the District Court for the Northern District of California alleging that we infringe U.S. Patent Nos. 6,377,577; 6,741,592; 7,023,853; 7,061,875; 7,162,537;

7,200,145; 7,224,668; 7,290,164; 7,340,597; 7,460,492; 8,051,211; and 8,356,296 (respectively, “the ’577 patent,” “the ’592 patent,” “the ’853 patent,” “the ’875 patent,” “the ’537 patent,” “the ’145 patent,” “the ’668 patent,” “the ’164 patent,” “the ’597 patent,” “the ’492 patent,” “the ’211 patent,” and “the ’296 patent”). Pursuant to the settlement with Cisco, as described in Note 14, the ’43 Case was dismissed on August 27, 2018.
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
Arista Networks, Inc. v. Cisco Systems, Inc. (Case No. 5:16-cv-00923) (“’23 Case”)
On February 24, 2016, we filed a complaint against Cisco in the District Court for the Northern District of California alleging antitrust violations and unfair competition. On August 6, 2018, the Court vacated the trial in light of the settlement with Cisco as describe in Note 14. Pursuant to the settlement with Cisco, the ’23 Case was dismissed.
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
We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2018, provisions recorded for contingent losses related to other claims and matters have not been significant. Based on currently available information, management does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable, and believes these other matters are not likely, individually and in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.
8.    Equity Award Plan Activities
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
Awards granted under the 2014 Plan could be in the form of Incentive Stock Options (“ISOs”), Nonstatutory Stock Options (“NSOs”), Restricted Stock Units (“RSUs”), Restricted Stock Awards (“RSAs”) or Stock Appreciation Rights (“SARs”). The number of shares available for grant and issuance under the 2014 Plan increases automatically on January 1 of each year commencing with 2016 by the number of shares equal to 3% of the outstanding shares of our common stock on the immediately preceding December 31, but not to exceed 12,500,000 shares, unless the board of directors, in its discretion, determines to make a smaller increase. Effective January 1, 2018, our board of directors authorized an increase of 2,211,176 shares to the shares available for issuance under the 2014 Plan. As of December 31, 2018, there remained approximately 22.6 million shares available for issuance under the 2014 Plan.
2014 Employee Stock Purchase Plan
In April 2014, the board of directors and stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on the first day that our common stock was publicly traded. The number of shares reserved for issuance under the ESPP increases automatically on January 1 of each year by the number of shares equal to 1% of our shares outstanding immediately preceding December 31, but not to exceed 2,500,000 shares, unless the board of directors, in its discretion, determines to make a smaller increase. Effective January 1, 2018, our board of directors authorized an increase of 737,058 shares to shares available for issuance under the ESPP. On February 4, 2019, our board of directors authorized an increase of 756,679 shares to shares available for issuance under the ESPP effective January 1, 2019. As of December 31, 2018, there remained 2,533,438 shares available for issuance under the ESPP.
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

Stock Option Activities
The following table summarizes the option activities under our stock plans and related information (in thousands, except years and per share amounts):

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—December 31, 2017	7,024	$33.05	6.1	$1,422,637
Options granted	113	241.92
Options exercised	(1,189)	32.24
Options canceled	(49)	49.53
Balance—December 31, 2018	5,899	$37.09	5.2	$1,027,741
Vested and exercisable—December 31, 2018	3,097	$25.22	4.7	$574,392
The weighted-average grant-date fair value of options granted during the year ended December 31, 2018, 2017 and 2016 was $121.18, $40.17 and $23.66 per share, respectively. The aggregate intrinsic value of options exercised during the year ended December 31, 2018, 2017 and 2016 was $283.8 million, $307.7 million and $147.6 million. The total fair value of options vested for the years ended December 31, 2018, 2017 and 2016 was approximately $31.9 million, $30.7 million and $28.6 million, respectively.
Restricted Stock Unit (RSU) Activities
A summary of the RSU activities under our 2014 Plan and changes during the reporting period and a summary of related information are presented below (in thousands, except years and per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Unvested balance—December 31, 2017	1,537	$104.29	1.6	$362,119
RSUs granted	378	257.91
RSUs vested	(538)	96.49
RSUs forfeited/canceled	(69)	129.00
Unvested balance—December 31, 2018	1,308	$150.60	1.5	$275,638
The total fair value of RSUs vested for the years ended December 31, 2018, 2017 and 2016 was approximately $52.5 million, $35.4 million, and $16.9 million, respectively.
Employee Stock Purchase Plan Activities
During the year ended December 31, 2018, we issued 190,659 shares at an average purchase price of $80.35 under our ESPP.

Shares Available for Grant
The following table presents the stock activities and the total number of shares available for grant as of December 31, 2018 (in thousands):

Number of Shares
Balance—December 31, 2017	13,512
Authorized	2,211
Options granted	(113)
RSUs granted	(378)
Options canceled	49
RSUs forfeited	69
Shares traded for taxes	36
Balance—December 31, 2018	15,386
Restricted Stock
Pursuant to the close of an acquisition during the current quarter (see Note 2), we issued 21,749 restricted shares of our common stock to certain key employees. These restricted shares vest over four years from the acquisition date and any unvested shares will be forfeited upon termination of such employees under certain conditions. The acquisition date fair value of these shares will be recognized as stock-based compensation over their vesting period.
Stock-Based Compensation Expense
Total stock-based compensation expense related to options, RSAs, ESPP and RSUs granted were charged to the department to which the associated employee reported as follow (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cost of revenue	$5,087	$4,353	$3,620
Research and development	48,205	42,184	31,892
Sales and marketing	24,995	17,953	15,666
General and administrative	12,915	10,937	7,854
Total stock-based compensation	$91,202	$75,427	$59,032
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

Stock Options
For the years ended December 31, 2018, 2017 and 2016, the fair value of each stock option granted under our plans was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2018	2017	2016
Expected term (in years)	7.0	6.3	6.7
Risk-free interest rate	2.9%	2.1%	1.5%
Expected volatility	44.6%	38.9%	38.9%
Dividend rate	—%	—%	—%
ESPP
The following table summarizes the assumptions relating to our ESPP:

	Year Ended December 31,
	2018	2017	2016
Expected term (in years)	1.1	1.2	1.2
Risk-free interest rate	2.4%	1.1%	0.6%
Expected volatility	41.9%	31.7%	31.8%
Dividend rate	—%	—%	—%
As of December 31, 2018, unrecognized stock-based compensation expenses by award type and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	December 31, 2018
	Stock Option	RSU	ESPP	Restricted Stock
Unrecognized stock-based compensation expense	$56,441	$177,382	$6,474	$5,387
Weighted-average amortization period	3.6 years	3.3 years	1.0 year	3.7 years

9.    Net Income Per Share Available to Common Stock
The following table sets forth the computation of our basic and diluted net income per share available to common stock (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Basic:
Net income	$328,115	$423,201	$184,189
Less: undistributed earnings allocated to participating securities	(189)	(801)	(1,224)
Net income available to common stockholders, basic	$327,926	$422,400	$182,965
Diluted:
Net income attributable to common stockholders, basic	$327,926	$422,400	$182,965
Add: undistributed earnings allocated to participating securities	15	68	74
Net income attributable to common stockholders, diluted	$327,941	$422,468	$183,039
Denominator:
Basic:
Weighted-average shares used in computing net income per share available to common stockholders, basic	74,750	72,258	68,771
Diluted:
Weighted-average shares used in computing net income per share available to common stockholders, basic	74,750	72,258	68,771
Add weighted-average effect of dilutive securities:
Stock options, RSUs and RSAs	6,083	6,599	4,408
Employee stock purchase plan	11	120	43
Weighted-average shares used in computing net income per share available to common stockholders, diluted	80,844	78,977	73,222
Net income per share attributable to common stockholders:
Basic	$4.39	$5.85	$2.66
Diluted	$4.06	$5.35	$2.50
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share available to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2018	2017	2016
Stock options and RSUs to purchase common stock	140	58	2,594
Employee stock purchase plan	71	—	—
Total	211	58	2,594

10.    Income Taxes
The geographical breakdown of income before provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Domestic	$136,818	$373,221	$196,202
Foreign	151,983	101,539	46,023
Income before income taxes	$288,801	$474,760	$242,225
The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current provision for income taxes:
Federal	$6,113	$31,935	$64,594
State	2,018	3,645	10,529
Foreign	10,451	7,322	4,675
Total current	18,582	42,902	79,798
Deferred taxes benefit:
Federal	(57,726)	12,795	(18,579)
State	(4,164)	(3,404)	(3,564)
Foreign	3,994	(734)	381
Total deferred	(57,896)	8,657	(21,762)
Total provision for (benefit from) income taxes	$(39,314)	$51,559	$58,036
The reconciliation of the statutory federal income tax rate and our effective income tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
U.S. federal statutory income tax rate	21.00%	35.00%	35.00%
State tax, net of federal benefit	(0.59)	0.03	1.87
Taxes on foreign earnings differential	(3.37)	(5.18)	(2.27)
Tax credits	(7.68)	(3.23)	(4.39)
Change in valuation allowance	1.00	—	—
Uncertain tax positions and associated interest	—	—	(2.33)
Stock-based compensation	(24.90)	(25.86)	(2.81)
Tax Cuts and Jobs Act	(1.72)	11.14	—
Acquisition and integration costs	2.12	—	—
Other, net	0.53	(1.04)	(1.11)
Effective tax rate	(13.61)%	10.86%	23.96%
We have operations and a taxable presence in numerous jurisdictions outside the U.S. In 2018, a few of these countries have a lower tax rate than the U.S. The significant jurisdictions in which we have a presence include Cayman Islands, Ireland, and the United Kingdom.

In years ended December 31, 2017 and 2018, excess tax benefits attributable to equity compensation significantly reduced the effective tax rate upon adoption of ASU 2016-09 in the first fiscal quarter of 2017. The benefit for equity compensation has proportionally grown in the current year.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; and (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations.
The SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides for a one-year measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. As of December 31, 2018, we have reflected the income tax effects of the Tax Act for which the accounting is complete, as follows:

•
The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain of our controlled foreign corporations (“CFCs”). In 2018, we recorded a Transition Tax expense of $6.1 million in addition to the provisional Transition Tax obligation of $18.8 million recorded in 2017.

•
The Tax Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. For the year ended December 31, 2017, we recorded a provisional decrease of $33.0 million for our net deferred tax assets, with a corresponding net adjustment to deferred income tax expense. There was no material change to this provision in 2018.

•
The Tax Act creates a new requirement to provide U.S. tax on foreign earnings, global intangible low taxed income (“GILTI”). Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). We selected the deferred method of accounting. As a result we recorded a discrete deferred tax benefit of $11.0 million for the year ended December 31, 2018 to record the associated basis differences anticipated to influence prospective GILTI calculations.

The final impact of the Tax Act may differ from the tax expense as described above, due to, among other things, possible changes in the interpretations and assumptions made by us as a result of additional information, additional guidance that will be issued by the U.S. Department of Treasury or any other relevant governing bodies. There may be additional tax effects of the Tax Act that may materially impact our future financial statement upon finalization of law, regulations, and additional guidance and will be accounted for when such guidance is issued.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Property and equipment	$1,890	$1,942
Stock-based compensation	19,186	22,050
Reserves and accruals not currently deductible	77,373	41,024
Net operating losses	11,052	2,432
Tax credits	57,793	30,831
Capitalized R&D expenses	30,027	—
Other	2,053	2,115
Gross deferred tax assets	199,374	100,394
Valuation allowance	(56,724)	(35,132)
Total deferred tax assets	142,650	65,262
Deferred tax liabilities:
Acquired intangibles	(13,401)	—
Accrued liabilities	(5,190)	(2,006)
Other	(1,320)	(9)
Total deferred tax liabilities	(19,911)	(2,015)
Net deferred tax assets	$122,739	$63,247
The following table presents the breakdown between non-current deferred tax assets and liabilities (in thousands):

	December 31,
	2018	2017
Deferred tax assets, non-current	$126,492	$65,125
Deferred tax liabilities, non-current	(3,753)	(1,878)
Total net deferred tax assets	$122,739	$63,247
Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. We believe that all of the deferred tax assets were realizable with the exception of U.S. Federal capital losses, California, Canadian, and U.K. deferred tax assets. Therefore, a valuation allowance of $56.7 million and $35.1 million was recorded as of December 31, 2018 and 2017, respectively, against the U.S. Federal capital losses, California, Canadian, U.K. deferred tax assets as it is more likely than not that these assets will be not be recognized.
As of December 31, 2018, we had $73.7 million and $38.4 million of net operating loss carryforwards for federal and state income tax purposes, from the acquisition of Mojo. These losses begin to expire in 2019. For foreign jurisdictions, we had combined foreign net operating loss carryforwards of $23.8 million, which do not expire.
As of December 31, 2018, we had U.S. federal credit carryforwards of $22.2 million, which begin to expire in 2039. We had state credit carryforwards of $84.2 million, which can be carried over indefinitely. For foreign jurisdictions, we had $1.2 million of Canadian scientific research and experimental development tax credit carry-forwards, which begin to expire in 2033.
Utilization of the net operating losses and tax credit carryforwards may be subject to limitations due to ownership changes limitations provided in the Internal Revenue code and similar state or foreign provisions.

As discussed above, the Tax Act required a Transition Tax on previously untaxed accumulated and current foreign earnings. Correspondingly, all undistributed earnings were deemed to be taxed and distributions of the unremitted earnings will not have any significant U.S. federal income tax impact. We have not provided for any remaining tax effect, if any, of limited outside basis differences of our foreign subsidiaries based upon plans of future reinvestment. The determination of the future tax consequences of the remittance of these earnings is not practicable.
Uncertain Tax Positions
We recognize uncertain tax positions only to the extent that management believes that it is more likely than not the position will be sustained. The reconciliation of the beginning and ending amount of gross unrecognized tax benefits as of December 31, 2018, 2017 and 2016 was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Gross unrecognized tax benefits—beginning balance	$48,835	$26,915	$22,239
Increases related to tax positions taken in a prior year	330	1,243	46
Increases related to tax positions taken during current year	27,413	22,202	11,359
Decreases related to tax positions taken in a prior year	(675)	(21)	(426)
Decreases related to settlements with taxing authorities	—	—	(432)
Decreases related to lapse of statute of limitations	(2,173)	(1,504)	(5,871)
Adjustment for acquisition	706	—	—
Gross unrecognized tax benefits—ending balance	$74,436	$48,835	$26,915
As of December 31, 2018, 2017 and 2016, the total amount of gross unrecognized tax benefits was $74.4 million, $48.8 million and $26.9 million of which $35.7 million, $26.8 million and $13.9 million would affect our effective tax rate if recognized, respectively.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We have recorded a net expense for interest and penalties of $0.9 million and $0.4 million in the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, we recognized a liability for interest and penalties of $1.9 million and $1.0 million, respectively.
The statute of limitations for Federal remains open for 2015 and forward. Because of the net operating loss and tax credit carryforwards, all tax years remain open to state tax examination. The majority of our foreign tax returns are open to audit under the statute of limitations of the respective foreign countries, in which the subsidiaries are located. It is possible that the amount of existing unrecognized tax benefits may decrease within the next 12 months as a result of statute of limitation lapses in some of the jurisdictions, however, an estimate of the range cannot be made.
11.    Segment Information
We have determined that we operate as one reportable segment. The following table represents revenue based on the customer’s location, as determined by the customer’s shipping address (in thousands):

	Year Ended December 31,
	2018	2017	2016
Americas	$1,550,453	$1,192,289	$874,740
Europe, Middle East and Africa	414,069	299,547	168,789
Asia Pacific	186,847	154,350	85,638
Total revenue	$2,151,369	$1,646,186	$1,129,167

Long lived assets, excluding intercompany receivables, investments in subsidiaries, privately held equity investments and deferred tax assets, net by location are summarized as follows (in thousands):

	December 31,
	2018	2017
United States	$69,238	$69,128
International	6,117	5,151
Total	$75,355	$74,279

12.    Post-Employment Benefits
We have a 401(k) Plan that covers substantially all of our employees in the U.S. Effective January 1, 2017, we have elected to match 100% of employees' contributions up to a maximum of 3% of an employee's annual salary. Matching contributions will be immediately vested. For the years ended December 31, 2018 and 2017, we contributed approximately $4.6 million and $3.5 million for the matching contributions. For the year ended December 31, 2016, we did not provide a discretionary company match to employee contributions.

13.    Selected Quarterly Financial Information (Unaudited)
The following table sets forth selected unaudited quarterly consolidated statements of operations data for each of the quarters in the years ended December 31, 2018 and 2017:

	Three Months Ended
	Dec. 31, 2018	Sep. 30, 2018	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sep. 30, 2017	Jun. 30, 2017	Mar. 31, 2017
	(in thousands)
Revenue:
Product	$503,235	$485,481	$444,767	$407,617	$407,195	$380,344	$353,904	$291,367
Service	92,491	77,828	75,078	64,872	60,672	57,289	51,307	44,108
Total revenue	595,726	563,309	519,845	472,489	467,867	437,633	405,211	335,475
Cost of revenue:
Product	204,507	187,764	171,622	156,691	147,919	145,874	134,406	109,836
Service	16,227	13,962	14,340	12,879	12,783	11,142	11,028	11,429
Total cost of revenue	220,734	201,726	185,962	169,570	160,702	157,016	145,434	121,265
Gross profit	374,992	361,583	333,883	302,919	307,165	280,617	259,777	214,210
Operating expenses:
Research and development	118,439	117,589	104,078	102,362	107,180	79,610	81,194	81,610
Sales and marketing	50,911	47,903	46,188	42,140	38,808	40,640	38,630	37,027
General and administrative	12,000	15,321	18,420	19,679	21,789	19,535	23,319	22,155
Legal settlement (1)	—	—	405,000	—	—	—	—	—
Total operating expenses	181,350	180,813	573,686	164,181	167,777	139,785	143,143	140,792
Income from operations	193,642	180,770	(239,803)	138,738	139,388	140,832	116,634	73,418
Other income (expense), net:
Interest expense	(661)	(673)	(680)	(687)	(741)	(701)	(623)	(715)
Other income (expense), net	5,509	9,292	(1,489)	4,843	2,988	2,136	1,119	1,025
Total other income (expense), net	4,848	8,619	(2,169)	4,156	2,247	1,435	496	310
Income before income taxes	198,490	189,389	(241,972)	142,894	141,635	142,267	117,130	73,728
Provision for (benefit from) income taxes (2)	28,168	20,865	(86,703)	(1,644)	37,802	8,545	14,445	(9,233)
Net income (loss)	$170,322	$168,524	$(155,269)	$144,538	$103,833	$133,722	$102,685	$82,961
Net income (loss) per share attributable to common stockholders:
Basic	$2.26	$2.25	$(2.08)	$1.95	$1.42	$1.84	$1.42	$1.16
Diluted	$2.10	$2.08	$(2.08)	$1.79	$1.29	$1.68	$1.30	$1.07
______________________
(1) See Note 14.
(2) Resulting from the adoption of ASU 2016-09, provision for (benefit from) income taxes for the first, second, third and fourth quarter of 2018 included excess tax benefits of $25.3 million, $20.1 million, $22.3 million and $7.8 million, respectively, of 2017 included $28.8 million, $19.1 million, $23.8 million and $38.3 million, respectively. In addition, provision for income taxes for the fourth quarter of 2017 included a provisional amount of $51.8 million in connection with the Tax Act enacted on December 22, 2017. See Note 10 for details. Benefit from income taxes for the second quarter of 2018 also included a benefit of $99.0 million in connection with our legal settlement with Cisco. See Note 14.

14.    Legal Settlement
On August 6, 2018, we entered into a binding Term Sheet with Cisco to settle various legal matters between us and Cisco as described in Note 7. Pursuant to the Term Sheet, we paid Cisco $400.0 million on August 20, 2018, and the Company and Cisco obtained dismissals of all ongoing district court and USITC litigation between us. Cisco granted us a release for all past claims relating to the patents Cisco asserted against us in the district court and USITC, and we granted Cisco a release from all past antitrust and unfair competition claims. These mutual releases extended to the Company's and Cisco’s customers, contract manufacturers, and partners. The parties further agreed to a five-year stand-down period for any utility patent infringement claims either may have against features currently implemented in the other party’s products and services, with some carve-outs for products stemming from acquired companies. The parties further agreed to a three-year dispute resolution process for allegations by either party against new and/or modified features in the other party’s products. We also agreed to make certain modifications to our CLI. On December 3, 2018, the parties entered into a Mutual Release and Settlement Agreement (“Definitive Agreement”), which superseded the Term Sheet but did not substantially alter the terms.
Upon signing the Term Sheet, we recorded a legal settlement charge of $405.0 million to operating expenses, which included the $400.0 million payment to Cisco and $5.0 million of legal fees associated with the settlement in the three months ended June 30, 2018. We have also recorded a corresponding income tax benefit of $96.9 million for the year ended December 31, 2018.

Item 9. Change in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities and Exchange Act of 1934, as amended, that occurred during the year ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In connection with our adoption of ASC 842, the new lease accounting standard, on January 1, 2019, we implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of ASC 842 on our financial statements disclosures.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 framework). Based on that assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audits our Consolidated Financial Statements, as stated in their report included in Item 8 of this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2018.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 11. Executive Compensation
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions and Director Independence
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14. Principal Accountant Fees and Services
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

3.	Exhibits
The exhibits listed in the following Exhibit Index are filed or incorporated by reference into this report:

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36468	3.1	8/8/2014
3.2	Bylaws of the Registrant.	10-Q	001-36468	3.2	8/8/2014
4.1	Form of the Registrant's common stock certificate.	S-1/A	333-194899	4.1	4/21/2014
4.2	Investors’ Rights Agreement, dated October 16, 2004, between Registrant and certain holders of Registrant’s capital stock named therein.	S-1	333-194899	4.2	3/31/2014
4.3	Investors’ Rights Agreement, dated January 4, 2011, between Registrant and certain holders of Registrant’s capital stock named therein.	S-1	333-194899	4.3	3/31/2014
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-194899	10.1	5/2/2014
10.2 †	2004 Equity Incentive Plan.	S-1	333-194899	10.2	3/31/2014
10.3 †	2011 Equity Incentive Plan.	S-1	333-194899	10.3	3/31/2014
10.4 †	2014 Equity Incentive Plan.	S-1/A	333-194899	10.4	5/27/2014
10.5 †	2014 Employee Stock Purchase Plan.	10-K	001-36468	10.5	3/12/2015
10.6 †	Offer Letter, dated October 17, 2004, by and between the Registrant and Kenneth Duda.	S-1	333-194899	10.6	3/31/2014
10.7 †	Offer Letter, dated June 8, 2007, by and between the Registrant and Anshul Sadana.	S-1	333-194899	10.7	3/31/2014
10.8 †	Offer Letter, dated August 1, 2008, by and between the Registrant and Jayshree Ullal.	S-1	333-194899	10.8	3/31/2014
10.9 †	Offer Letter, dated March 27, 2013, by and between the Registrant and Charles Giancarlo.	S-1	333-194899	10.9	3/31/2014
10.10 †	Offer Letter, dated June 3, 2013, by and between the Registrant and Ann Mather.	S-1	333-194899	10.10	3/31/2014
10.11	Lease between Arista Networks, Inc. and The Irvine Company LLC, dated August 10, 2012, as amended on February 28, 2013.	S-1	333-194899	10.15	3/31/2014
10.12	Second Amendment to Lease, by and between Arista Networks, Inc. and The Irvine Company LLC, dated July 30, 2014.	10-Q	001-36468	10.1	8/8/2014
10.13	License Agreement, dated November 30, 2004, by and between the Registrant and OptumSoft, Inc.	S-1	333-194899	10.16	3/31/2014
10.14‡	Manufacturing Services Letter Agreement, dated February 5, 2007, between the Registrant and Jabil Circuit, Inc.	S-1	333-194899	10.17	3/31/2014
10.15 †	Employee Incentive Plan.	S-1/A	333-194899	10.21	4/21/2014
10.16 †	Offer Letter, dated May 18, 2015, by and between the Registrant and Ita Brennan.	8-K	001-36468	10.1	5/14/2015
10.17 †	Severance Agreement, effective May 18, 2015, by and between the Registrant and Ita Brennan.	8-K	001-36468	10.2	5/14/2015
10.18 †	2015 Global Sales Incentive Plan.	10-Q	001-36468	10.3	5/5/2016
10.19 †	Offer letter, dated January 2, 2013, by and between the Registrant and Marc Taxay.	10-Q	001-36468	10.1	5/8/2017
10.20 †	Severance Agreement, dated March 30, 2015, by and between the Registrant and Marc Taxay.	10-Q	001-36468	10.2	5/8/2017

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.21 †	Offer letter, dated February 14, 2017, by and between the Registrant and John McCool.	10-Q	001-36468	10.3	5/8/2017
10.22 †	Severance Agreement, dated March 20, 2017, by and between the Registrant and John McCool.	10-Q	001-36468	10.4	5/8/2017
10.23 ‡	Term Sheet of Mutual Release and Settlement Agreement, dated August 6, 2018, between the Registrant and Cisco Systems, Inc.	10-Q	001-36468	10.1	11/5/2018
10.24 ‡	Mutual Release and Settlement Agreement, dated August 6, 2018, by and between the Registrant and Cisco Systems, Inc.					✓
10.25 †	Offer letter, dated December 22, 2017, by and between the Registrant and Manuel Rivelo.					✓
10.26 †	Severance Agreement, dated December 22, 2017, by and between the Registrant and Manuel Rivelo.					✓
21.1	List of Subsidiaries of the Registrant.					✓
23.1	Consent of Independent Registered Public Accounting Firm.					✓
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					✓
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					✓
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					✓
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

Arista Networks, Inc.
(Registrant)
Dated:	February 15, 2019	By:	/s/ JAYSHREE ULLAL
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JAYSHREE ULLAL	President, Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2019
Jayshree Ullal
/s/ ITA BRENNAN	Chief Financial Officer (Principal Accounting and Financial Officer)	February 15, 2019
Ita Brennan
/s/ ANDY BECHTOLSHEIM	Founder, Chief Development Officer and Director	February 15, 2019
Andy Bechtolsheim
/s/ CHARLES GIANCARLO	Director	February 15, 2019
Charles Giancarlo
/s/ ANN MATHER	Director	February 15, 2019
Ann Mather
/s/ DAN SCHEINMAN	Director	February 15, 2019
Dan Scheinman
/s/ MARK TEMPLETON	Director	February 15, 2019
Mark Templeton
/s/ NIKOS THEODOSOPOULOS	Director	February 15, 2019
Nikos Theodosopoulos