Form 10-Q
period 2019-03-31
Arista Networks, Inc.
filed 2019-05-06
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to

Commission File Number: 001-36468
ARISTA NETWORKS, INC. (Exact Name of Registrant as Specified in its Charter)

Delaware	20-1751121
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5453 Great America Parkway, Santa Clara, California	95054
(Address of principal executive offices)	(Zip Code)

(408) 547-5500
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	ANET	New York Stock Exchange
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of April 26, 2019 was 76,622,544.

ARISTA NETWORKS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ARISTA NETWORKS, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except par value)

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$809,491	$649,950
Marketable securities	1,341,427	1,306,197
Accounts receivable, net of rebates and allowances of $9,614 and $9,120, respectively	271,246	331,777
Inventories	347,153	264,557
Prepaid expenses and other current assets	131,657	162,321
Total current assets	2,900,974	2,714,802
Property and equipment, net	41,529	75,355
Acquisition-related intangible assets, net	55,111	58,610
Goodwill	53,684	53,684
Investments	31,486	30,336
Operating lease right-of-use assets	98,552	—
Deferred tax assets	126,045	126,492
Other assets	25,063	22,704
TOTAL ASSETS	$3,332,444	$3,081,983
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$89,823	$93,757
Accrued liabilities	104,228	123,254
Deferred revenue	304,729	358,586
Other current liabilities	44,413	30,907
Total current liabilities	543,193	606,504
Income taxes payable	37,925	36,167
Operating lease liabilities, non-current	93,616	—
Finance lease liabilities, non-current	—	35,431
Deferred revenue, non-current	231,742	228,641
Other long-term liabilities	25,601	31,851
TOTAL LIABILITIES	932,077	938,594
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100,000 shares authorized and no shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value—1,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 76,453 and 75,668 shares issued and outstanding as of March 31, 2019 and December 31, 2018	8	8
Additional paid-in capital	1,005,405	956,572
Retained earnings	1,395,534	1,190,803
Accumulated other comprehensive loss	(580)	(3,994)
TOTAL STOCKHOLDERS’ EQUITY	2,400,367	2,143,389
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,332,444	$3,081,983
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenue:
Product	$505,415	$407,617
Service	90,009	64,872
Total revenue	595,424	472,489
Cost of revenue:
Product	198,152	156,691
Service	16,702	12,879
Total cost of revenue	214,854	169,570
Gross profit	380,570	302,919
Operating expenses:
Research and development	119,669	102,362
Sales and marketing	51,053	42,140
General and administrative	15,506	19,679
Total operating expenses	186,228	164,181
Income from operations	194,342	138,738
Other income (expense), net:
Interest expense	—	(687)
Other income, net	12,333	4,843
Total other income (expense), net	12,333	4,156
Income before income taxes	206,675	142,894
Provision for (benefit from) income taxes	5,646	(1,644)
Net income	$201,029	$144,538
Net income attributable to common stockholders:
Basic	$200,911	$144,449
Diluted	$200,918	$144,456
Net income per share attributable to common stockholders:
Basic	$2.65	$1.95
Diluted	$2.47	$1.79
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	75,920	73,994
Diluted	81,201	80,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$201,029	$144,538
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	235	353
Net change in unrealized gains (losses) on available-for-sale securities	3,179	(2,041)
Other comprehensive income (loss)	3,414	(1,688)
Comprehensive income	$204,443	$142,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited, in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2018	75,668	$8	$956,572	$1,190,803	$(3,994)	$2,143,389
Cumulative-effect adjustment to beginning balance (1)	—	—	—	3,702	—	3,702
Net income	—	—	—	201,029	—	201,029
Other comprehensive income, net of tax	—	—	—	—	3,414	3,414
Stock-based compensation	—	—	24,291	—	—	24,291
Issuance of common stock in connection with employee equity incentive plans	791	—	26,323	—	—	26,323
Tax withholding paid for net share settlement of equity awards	(6)	—	(1,850)	—	—	(1,850)
Vesting of early-exercised stock options	—	—	69	—	—	69
Balance — March 31, 2019	76,453	$8	$1,005,405	$1,395,534	$(580)	$2,400,367
_________________________________________
(1) On January 1, 2019, we adopted Accounting Standard Codification Topic 842 - Leases ("ASC 842"), which resulted in a cumulative-effect adjustment to the beginning balance of Retained Earnings for 2019. See Note 1 of the accompanying notes for further details.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2017	73,706	$7	$804,731	$859,114	$(1,938)	$1,661,914
Cumulative-effect adjustment to beginning balance	—	—	—	3,574	—	3,574
Net income	—	—	—	144,538	—	144,538
Other comprehensive loss, net of tax	—	—	—	—	(1,688)	(1,688)
Stock-based compensation	—	—	20,851	—	—	20,851
Issuance of common stock in connection with employee equity incentive plans	639	1	17,299	—	—	17,300
Tax withholding paid for net share settlement of equity awards	(7)	—	(1,536)	—	—	(1,536)
Vesting of early-exercised stock options	—	—	86	—	—	86
Balance — March 31, 2018	74,338	$8	$841,431	$1,007,226	$(3,626)	$1,845,039

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$201,029	$144,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	8,362	5,697
Stock-based compensation	24,291	20,851
Deferred income taxes	(718)	(3,541)
Gain on investment in privately-held companies	(1,150)	—
Accretion of investment discounts	(2,069)	(30)
Changes in operating assets and liabilities:
Accounts receivable, net	60,531	40,007
Inventories	(82,596)	38,067
Prepaid expenses and other current assets	30,664	13,722
Other assets	1,214	(2,027)
Accounts payable	(2,391)	20,040
Accrued liabilities	(19,014)	(48,140)
Deferred revenue	(50,756)	(42,686)
Income taxes payable	2,040	3,478
Other liabilities	660	5,565
Net cash provided by operating activities	170,097	195,541
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	302,264	90,448
Purchases of marketable securities	(332,247)	(267,976)
Purchases of property and equipment	(5,237)	(6,336)
Net cash used in investing activities	(35,220)	(183,864)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of lease financing obligations	—	(456)
Proceeds from issuance of common stock under equity plans	26,323	17,300
Tax withholding paid on behalf of employees for net share settlement	(1,850)	(1,536)
Net cash provided by financing activities	24,473	15,308
Effect of exchange rate changes	195	(14)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	159,545	26,971
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —Beginning of period	654,164	864,697
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period (1)	$813,709	$891,668

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Right-of-use assets recognized upon the adoption of ASC 842 (2)	$93,207	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	9,034	—
Property and equipment included in accounts payable and accrued liabilities	1,055	2,426
___________________________________________________
(1) See Note 4 of the accompanying notes for a reconciliation of the ending balance of cash, cash equivalents and restricted cash as shown in this condensed consolidated statements of cash flows.
(2) See Note 1 of the accompanying notes.

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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Arista Networks, Inc. and its wholly owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three months ended March 31, 2019, are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated.
Our condensed consolidated financial statements and related financial information in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 15, 2019.
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Those estimates and assumptions include, but are not limited to, revenue recognition and deferred revenue; allowance for doubtful accounts, sales rebates and return reserves; valuation of goodwill and acquisition-related intangible assets, accounting for income taxes, including the valuation allowance on deferred tax assets and reserves for uncertain tax positions; estimate of useful lives of long-lived assets including intangible assets; valuation of inventory and contract manufacturer/supplier liabilities; recognition and measurement of contingent liabilities; valuation of equity investments in privately-held companies; determination of fair value for stock-based awards; estimate of incremental borrowing rate for determining the present value of future lease payments; and valuation of warranty accruals. We evaluate our estimates and assumptions based on historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from those estimates.
Significant Accounting Policies
During the three months ended March 31, 2019, we adopted ASC 842 - Leases, as discussed in the section titled Recently Adopted Accounting Pronouncements of this Note 1. As a result, we added a new significant accounting policy "Leases" as described below. There have been no other significant changes to our accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 15, 2019.
Leases
Our initial application date of ASC 842 is January 1, 2019. For the periods prior to 2019, our leases were accounted for under the legacy guidance in ASC 840.
We determine if a contract contains a lease at inception. The lease term represents the non-cancellable period for which we have the right to use an underlying asset, which may include periods covered by certain options to extend and/or terminate the lease. Lease liabilities and corresponding right-of-use ("ROU") assets are recognized at the commencement date of a lease. Leases with an initial lease term of 12 months or less are not recorded on the balance sheet.

A lease liability is the present value of our future fixed lease payments. As none of our leases provides an implicit interest rate, we use our estimated incremental borrowing rate as of the lease commencement date to determine the present value of future lease payments. Our discount rates are determined and applied at a company level. An ROU asset is calculated as the lease liability, adjusted by unamortized initial direct costs, unamortized lease incentives received, cumulative deferred or prepaid lease payments, and accumulated impairment losses.
For fixed lease payments under operating leases, lease expense is recognized on a straight-lined basis over the lease term. For variable lease payments, lease expense is recognized when incurred. For operating leases that include both lease and non-lease components, we account for lease and non-lease components as a single lease component for all classes of underlying assets and, therefore, recognize non-lease payments as lease expense.
Recently Adopted Accounting Pronouncements
Leases
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2016-02, Leases (“ASU 2016-02”), and in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”) (collectively referred to as "ASC 842"). Under the guidance, lessees are required to recognize assets and lease liabilities on the balance sheet for most leases including operating leases and provide enhanced disclosures. Companies are required to adopt this guidance using a modified retrospective approach and apply the transition provisions under the guidance at either 1) the later of the beginning of the earliest comparative period presented in the financial statements and the commencement date of the lease, or 2) the beginning of the period of adoption (i.e. on the effective date). Under the transition method using the second application date, a company initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.
We adopted the guidance on January 1, 2019 using the modified retrospective transition method and initially applied the transition provisions at January 1, 2019, which allows us to continue to apply the legacy guidance in ASC 840 for periods prior to 2019. We elected the package of transition practical expedients, which, among other things, allows us to keep the historical lease classifications and not have to reassess the lease classification for any existing leases as of the date of adoption. We also made the following accounting policy elections as allowed by ASC 842:

•	to apply the short-term lease exception, which allows us to keep leases with an initial term of twelve months or less off the balance sheet.

•	to account for each separate lease component of a contract and its associated non-lease components as a single lease component for all our leases.
As a result of the adoption, we recognized operating leases that were previously not recognized on the consolidated balance sheets. In addition, we derecognized the assets and the lease financing liabilities previously recorded for our headquarters building under a build-to-suit lease. Under ASC 842, this lease is recognized as an operating lease in our condensed consolidated financial statements beginning in the first quarter of 2019. The table below summarizes the impact of the adoption of ASC 842 on the condensed consolidated balance sheet as of January 1, 2019 (in thousands).

		Adjustments for the Adoption of ASC 842
Balance Sheet Line Item	December 31, 2018	Derecognition of Build-to-Suit Lease	Recognition of Operating Leases (1)	January 1, 2019
Property and equipment, net	$75,355	$(32,806)	$—	$42,549
Operating lease right-of-use assets	—	—	93,207	93,207
Deferred tax assets	126,492	(1,165)	—	125,327
Other current liabilities	30,907	(2,242)	12,391	41,056
Operating lease liabilities, non-current	—	—	88,230	88,230
Finance lease liabilities, non-current	35,431	(35,431)	—	—
Other long-term liabilities	31,851	—	(7,414)	24,437
Retained earnings	1,190,803	3,702	—	1,194,505
__________________
(1) Includes an operating lease for our corporate headquarters building under the build-to-suit arrangement, which was accounted for as a financing lease prior to 2019 and derecognized on January 1, 2019 upon the adoption of ASC 842.

Recent Accounting Pronouncements Not Yet Effective
Credit Losses of Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. For trade receivables, we will be required to estimate lifetime expected credit losses. For available-for-sale debt securities, we will be required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. This standard is effective for us for our first quarter of 2020. We are currently assessing the impact this guidance may have on our consolidated financial statements.
2.    Business Combinations
In the three months ended September 30, 2018, we acquired Mojo Networks, Inc. (“Mojo”) and Metamako Holding PTY LTD. (“Metamako”) in order to extend our cognitive cloud networking architecture and to improve our next generation platforms for low-latency applications.
The total fair value of consideration transferred for these acquisitions was approximately $117.4 million, which consisted of $101.8 million in cash and $15.6 million for the fair value of 58,072 shares of our common stock issued. The following table summarizes our preliminary purchase price allocation of the two acquisitions, in aggregate, based on the estimated fair value of the assets acquired and liabilities assumed at their respective acquisition dates (in thousands):

Purchase Price Allocation
Cash and cash equivalents	$4,953
Other tangible assets	23,709
Liabilities	(28,706)
Intangible assets	63,720
Goodwill	53,684
Net assets acquired	$117,360
We continue the process of identifying and evaluating pending escrow claims related to inventory, tax and other liabilities. Accordingly, the preliminary values reflected in the table above are subject to further measurement period adjustments.
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
We measure and report our cash equivalents, restricted cash, and available-for-sale marketable securities at fair value on a recurring basis. The following tables summarize the amortized costs, unrealized gains and losses and fair value of these financial assets by significant investment category and their level within the fair value hierarchy (in thousands):

	March 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Level I	Level II	Level III
Financial Assets:
Cash Equivalents:
Money market funds	$445,647	$—	$—	$445,647	$445,647	$—	$—
Agency securities	22,200	—	—	22,200	—	22,200	—
U.S. government notes	4,993	—	—	4,993	4,993	—	—
	472,840	—	—	472,840	450,640	22,200	—
Marketable Securities:
Commercial paper	48,514	—	—	48,514	—	48,514	—
Certificates of deposits (1)	5,000	—	—	5,000	—	5,000	—
U.S. government notes	386,734	397	(97)	387,034	387,034	—	—
Corporate bonds	642,662	1,326	(279)	643,709	—	643,709	—
Agency securities	256,913	407	(150)	257,170	—	257,170	—
	1,339,823	2,130	(526)	1,341,427	387,034	954,393	—
Other Assets:
Money market funds - restricted	4,218	—	—	4,218	4,218	—	—
Total Financial Assets	$1,816,881	$2,130	$(526)	$1,818,485	$841,892	$976,593	$—

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Level I	Level II	Level III
Financial Assets:
Cash Equivalents:
Money market funds	$322,080	$—	$—	$322,080	$322,080	$—	$—
Marketable Securities:
Commercial paper	59,479	—	—	59,479	—	59,479	—
Certificates of deposits (1)	5,000	—	—	5,000	—	5,000	—
U.S. government notes	308,946	118	(286)	308,778	308,778	—	—
Corporate bonds	660,353	264	(1,399)	659,218	—	659,218	—
Agency securities	273,993	240	(511)	273,722	—	273,722	—
	1,307,771	622	(2,196)	1,306,197	308,778	997,419	—
Other Assets:
Money market funds - restricted	4,214	—	—	4,214	4,214	—	—
Total Financial Assets	$1,634,065	$622	$(2,196)	$1,632,491	$635,072	$997,419	$—
______________________
(1) As of March 31, 2019 and December 31, 2018, all of our certificates of deposits were domestic deposits.

We did not realize any other-than-temporary losses on our marketable securities for the three months ended March 31, 2019 and 2018. As of March 31, 2019 and 2018, total unrealized losses of our marketable securities that had been in a continuous unrealized loss position were immaterial. We invest in marketable securities that have maximum maturities of up to two years and are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these marketable securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those marketable securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are due primarily to changes in credit spreads and interest rates. We expect to realize the full value of these investments upon maturity or sale and therefore, we do not consider any of our marketable securities to be other-than-temporarily impaired as of March 31, 2019.
As of March 31, 2019, the contractual maturities of our investments did not exceed 24 months. The fair values of available-for-sale marketable securities, by remaining contractual maturity, are as follows (in thousands):

March 31, 2019
Due in 1 year or less	$976,638
Due in 1 year through 2 years	364,789
Total marketable securities	$1,341,427
The weighted-average remaining duration of our current marketable securities is approximately 0.8 years as of March 31, 2019. As we view these securities as available to support current operations, we classify securities with maturities beyond 12 months as current assets under the caption marketable securities in the accompanying unaudited condensed consolidated balance sheets.

4.    Financial Statements Details
Cash, Cash Equivalents and Restricted Cash
The following table is a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying condensed consolidated balance sheets that sum to the total of the same such amounts shown in the accompanying condensed consolidated statements of cash flows (in thousands):

	March 31, 2019	March 31, 2018
Cash and cash equivalents	$809,491	$886,160
Restricted cash included in other assets	4,218	5,508
Total cash, cash equivalents and restricted cash	$813,709	$891,668
Restricted cash included in other assets as of March 31, 2019 and March 31, 2018 primarily included $4.0 million pledged as collateral representing a security deposit required for a facility lease. In addition, March 31, 2018 included $1.1 million related to a letter of credit issued to a business partner.
Accounts Receivable, Net
Accounts receivable, net consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Accounts receivable	$280,860	$340,897
Allowance for doubtful accounts	(373)	(507)
Product sales rebate and returns reserve	(9,241)	(8,613)
Accounts receivable, net	$271,246	$331,777
Inventories
Inventories consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$102,836	$76,795
Finished goods	244,317	187,762
Total inventories	$347,153	$264,557

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Inventory deposit	$19,555	$14,639
Prepaid income taxes	35,920	38,636
Other current assets	63,436	95,730
Other prepaid expenses and deposits	12,746	13,316
Total prepaid expenses and other current assets	$131,657	$162,321
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Equipment and machinery	$57,939	$55,912
Computer hardware and software	31,371	30,566
Furniture and fixtures	3,711	3,697
Leasehold improvements	31,089	36,447
Building	—	35,154
Construction-in-process	633	3,591
Property and equipment, gross	124,743	165,367
Less: accumulated depreciation	(83,214)	(90,012)
Property and equipment, net	$41,529	$75,355
On January 1, 2019, upon the adoption of ASC 842, we derecognized the building and certain leasehold improvements that were capitalized for our corporate headquarters building under a build-to-suit arrangement. See Note 1 and Note 6 for further details.
Depreciation expense was $4.7 million and $5.3 million for the three months ended March 31, 2019 and 2018, respectively.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued payroll related costs	$45,117	$70,755
Accrued manufacturing costs	25,968	31,336
Accrued product development costs	15,292	6,988
Accrued warranty costs	5,126	5,362
Accrued professional fees	8,652	5,678
Accrued taxes	889	839
Other	3,184	2,296
Total accrued liabilities	$104,228	$123,254

Warranty Accrual
The following table summarizes the activity related to our accrued liability for estimated future warranty costs (in thousands):

	Three Months Ended March 31,
	2019	2018
Warranty accrual, beginning of period	$5,362	$7,415
Liabilities accrued for warranties issued during the period	932	1,557
Warranty costs incurred during the period	(1,168)	(1,538)
Warranty accrual, end of period	$5,126	$7,434
Contract Balances
The following table summarizes the activity related to our contract assets (in thousands):

	Three Months Ended March 31,
	2019	2018
Contract assets, beginning balance	$6,341	$—
Contract assets, ending balance	5,699	—
The following table summarizes the activity related to our contract liabilities (in thousands):

	Three Months Ended March 31,
	2019	2018
Contract liabilities, beginning balance	$32,595	$16,521
Less: Revenue recognized from beginning balance	(2,826)	(1,694)
Less: Beginning balance reclassified to deferred revenue	(1,259)	(806)
Add: Contract liabilities recognized	8,804	4,817
Contract liabilities, ending balance	$37,314	$18,838
As of March 31, 2019, $15.5 million of our contract liabilities was included in “Other current liabilities” with the remaining balance included in “Other long-term liabilities”.
Deferred Revenue and Performance Obligations
Deferred revenue is comprised mainly of unearned revenue related to multi-year PCS contracts, services and product deferrals related to acceptance clauses. The following table summarizes the activity related to our deferred revenue (in thousands):

	Three Months Ended March 31,
	2019	2018
Deferred revenue, beginning balance (1)	$587,227	$498,740
Less: Revenue recognized from beginning balance	(190,597)	(157,684)
Add: Deferral of revenue in current period, excluding amounts recognized during the period	139,841	114,998
Deferred revenue, ending balance	$536,471	$456,054
______________________
(1) The beginning balance of the three months ended March 31, 2018 excludes $16.5 million that was reclassified to other current liabilities and other long-term liabilities at January 1, 2018 as a result of our adoption of ASC 606.

Revenue from Remaining Performance Obligations
Revenue from remaining performance obligations represents contracted revenue that has not yet been recognized, which includes contract liabilities and deferred revenue that will be recognized as revenue in future periods. As of March 31, 2019, approximately $575.2 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 88% of these remaining performance obligations over the next 2 years and 12% during the 3rd to the 5th year.

Other Income (Expense), Net
Other income (expense), net consists of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Interest income	$11,898	$5,385
Interest expense	—	(687)
Gain on investment in privately-held companies	1,150	—
Other expense, net	(715)	(542)
Total	$12,333	$4,156
Upon the adoption of ASC 842 on January 1, 2019, we derecognized the lease financing obligation associated with a build-to-suit lease, and therefore did not incur interest expense in the quarter ended March 31, 2019. See Note 1 for further details.

5.    Investments
Investments in Privately-Held Companies
Our investments are in the equity of privately-held companies, which do not have readily determinable fair values. The following tables summarize activities related to our investments in privately-held companies during the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31, 2019
	Cost of Investments	Cumulative Downward Adjustment/ Impairment	Cumulative Upward Adjustment	Carrying Amount
Balance of investments held at the beginning of the period	$44,136	$(15,000)	$1,200	$30,336
Additions	—	—	1,150	1,150
Balance of investments held at the end of the period	$44,136	$(15,000)	$2,350	$31,486

	Three Months Ended March 31, 2018
	Cost of Investments	Cumulative Downward Adjustment/ Impairment	Cumulative Upward Adjustment	Carrying Amount
Balance of investments held at the beginning of the period	$36,136	$—	$—	$36,136
Additions	—	—	—	—
Balance of investments held at the end of the period	$36,136	$—	$—	$36,136
As of March 31, 2019 and December 31, 2018, the carrying amount of the investments that have been remeasured to fair value as a result of impairment or observable transactions totaled $26.5 million and $22.3 million, respectively, and are classified within Level III of the fair value hierarchy.

6.    Leases
Operating Leases
We lease various offices and data centers in North America, Europe, Asia and Australia under non-cancelable operating lease arrangements that expire on various dates through 2028. Some of our leases include options to extend the term of such leases for a period from three months to up to 10 years and/or options to early terminate the leases. As of March 31, 2019, we did not include any such options in determining the lease terms because we were not reasonably certain that we would exercise those options. Most of our leases require us to pay certain operating expenses in addition to base rent, such as taxes, repairs, and insurance and contain renewal and escalation clauses.

Build-to-Suit Lease
In August 2012, we executed a lease for a building then under construction in Santa Clara, California to serve as our headquarters. The lease term is 120 months and commenced in August 2013. Based on the terms of the lease agreement and due to our involvement in certain aspects of the construction, we were deemed the accounting owner of the building during the construction period in accordance with ASC 840. As a result, we recognized assets under construction and corresponding liabilities on the consolidated balance sheet. Upon completion of the construction in 2013, we concluded that we had forms of continued economic involvement in the facility, and therefore did not meet with the provisions for sale-leaseback accounting. Pursuant to ASC 840, we continued to carry the assets and liabilities capitalized during the construction period and accounted for the lease as a capital lease for the building and an operating lease for the underlying land.
Upon our adoption of ASC 842 on January 1, 2019 (see Note 1), we derecognized the assets and the lease financing liabilities recorded for the building. The build-to-suit lease was re-classified as an operating lease effective January 1, 2019 in accordance with ASC 842.
The following table summarizes the supplemental balance sheet information related to our operating leases as of March 31, 2019 (in thousands).

	Financial Statement Classification	March 31, 2019
Right-of-use assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$98,552
Lease liabilities:
Operating lease liabilities, current	Other current liabilities	14,139
Operating lease liabilities, non-current	Operating lease liabilities, non-current	93,616
Total operating lease liabilities		$107,755
The following table summarizes our lease costs for the three months ended March 31, 2019 (in thousands).

	Financial Statement Classification	Three Months Ended March 31, 2019
Operating lease costs:
Fixed lease costs	Operating expenses	$5,483
Variable lease costs	Operating expenses	1,464
Total operating lease costs		$6,947
The operating lease costs in the table above include costs for long-term leases and short-term leases. Total short-term lease costs was immaterial. Fixed lease costs include expenses recognized for base rent payments on a straight-lined basis. Variable lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments, and are excluded from the calculation of ROU assets and operating lease liabilities. For the three months ended March 31, 2019, cash paid for amounts associated with our operating lease liabilities was approximately $4.4 million, which was classified as operating activities in the condensed consolidated statements of cash flows.
Prior to 2019, we recognized rent expense for our operating leases under the legacy guidance ASC 840. For the three months ended March 31, 2018, rent expense for all operating leases amounted to $2.8 million, and did not include maintenance, utilities and other operating expenses in accordance with ASC 840.

The following table shows our undiscounted future fixed payment obligations under our recognized operating leases and a reconciliation to the operating lease liabilities as of March 31, 2019 (in thousands).

March 31, 2019
Remainder of 2019	$14,013
2020	20,012
2021	20,773
2022	21,134
2023	17,598
2024 and thereafter	35,870
Total future fixed operating lease payments	129,400
Less:
Imputed interest	(21,645)
Total operating lease liabilities	$107,755

March 31, 2019
Weighted-average remaining lease term — operating leases	6.4 years
Weighted-average discount rate — operating leases	5.1%

7.    Commitments and Contingencies
Leases
We lease various offices and data centers in North America, Europe, Asia and Australia under non-cancelable operating lease arrangements that expire on various dates through 2028. See Note 6 for our future minimum payment obligations under our leases as of March 31, 2019.
Purchase Commitments
We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf based on our forecasts in order to reduce manufacturing lead times and ensure adequate component supply. We issue purchase orders to our contract manufacturers for finished products and a significant portion of these orders consist of firm non-cancellable commitments. In addition, we purchase strategic component inventory from certain suppliers under purchase commitments that in some cases are non-cancellable, including integrated circuits, which are consigned to our contract manufacturers. As of March 31, 2019, we had non-cancellable purchase commitments of $253.8 million, of which $216.2 million was to our contract manufacturers and suppliers. In addition, we have provided deposits to secure our obligations to purchase inventory. We had $22.3 million and $17.4 million in deposits as of March 31, 2019 and December 31, 2018, respectively. These deposits are classified in “Prepaid expenses and other current assets” and “Other assets” in our accompanying unaudited condensed consolidated balance sheets.
Guarantees
We have entered into agreements with some of our direct customers and channel partners that contain indemnification provisions relating to potential situations where claims could be alleged that our products infringe the intellectual property rights of a third party. We have, at our option and expense, the ability to repair any infringement, replace product with a non-infringing equivalent-in-function product or refund our customers all or a portion of the value of the product. Other guarantees or indemnification agreements include guarantees of product and service performance and standby letters of credit for leased facilities and corporate credit cards. We have not recorded a liability related to these indemnification and guarantee provisions and our guarantee and indemnification arrangements have not had any significant impact on our consolidated financial statements to date.
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
The parties tried Phase I of the case, relating to contract interpretation and application of the contract to certain claimed source code, in September 2015. On March 23, 2016, the Court issued a Final Statement of Decision Following Phase I Trial, in which it agreed with and adopted our interpretation of the 2004 agreement and held that we, and not OptumSoft, own all the software at issue in Phase I. The remaining issues that were not addressed in the Phase I trial are set to be tried in Phase II, including the application of the Court’s interpretation of the 2004 agreement to any other source code that OptumSoft claims to own and the trade secret misappropriation and confidentiality claims. The Phase II Trial is set for the first date the court is available after December 2, 2019.
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
We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2019, provisions recorded for contingent losses related to other claims and matters have not been significant. Based on currently available information, management does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable, and believes these other matters are not likely, individually and in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.

8.    Equity Award Plan Activities
2014 Employee Stock Purchase Plan
Effective January 1, 2019, our board of directors authorized an increase of 756,679 shares to shares available for issuance under our 2014 Employee Stock Purchase Plan (the “ESPP”). Pursuant to the ESPP, the 2019 share increase was determined based the lesser of 1% of the total shares of common stock outstanding on December 31, 2018, 2,500,000 shares, or such amount as determined by our board of directors. During the three months ended March 31, 2019, we issued 45,743 shares at a weighted-average purchase price of $190.31 per share, respectively, under the ESPP. As of March 31, 2019, there remained 3,244,374 shares available for issuance under the ESPP.
Stock Option Activities
The following table summarizes the option activity under our stock plans and related information (in thousands, except years and per share amounts):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years) of Stock Options	Aggregate Intrinsic Value of Stock Options Outstanding
Balance—December 31, 2018	5,899	$37.09	5.2	$1,027,741
Options granted	74	225.25
Options exercised	(613)	28.71
Options canceled	(8)	35.06
Balance—March 31, 2019	5,352	$40.64	5.1	$1,465,345
Vested and exercisable—March 31, 2019	2,762	$26.11	4.5	$796,325
Restricted Stock Unit (RSU) Activities
A summary of the RSU activity under our 2014 equity incentive plan (“2014 Plan”) and related information are presented below (in thousands, except years and per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Unvested balance—December 31, 2018	1,308	$150.60	1.5	$275,638
RSUs granted	41	226.29
RSUs vested	(132)	111.39
RSUs forfeited/canceled	(18)	175.69
Unvested balance—March 31, 2019	1,199	$157.14	1.5	$376,948
Shares Available for Grant
The following table presents the stock activity and the total number of shares available for grant under the 2014 Plan as of March 31, 2019 (in thousands):

Number of Shares
Balance—December 31, 2018	15,386
Options granted	(74)
RSUs granted	(41)
Options canceled	8
RSUs forfeited	18
Shares traded for taxes	6
Balance—March 31, 2019	15,303

Stock-Based Compensation Expense
Total stock-based compensation expense related to options, restricted stock units, restricted stock, and employee stock purchase rights granted were allocated as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenue	$1,098	$1,202
Research and development	13,131	10,945
Sales and marketing	6,534	5,960
General and administrative	3,528	2,744
Total stock-based compensation	$24,291	$20,851
As of March 31, 2019, unrecognized stock-based compensation expenses by award type and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	March 31, 2019
	Stock Option	RSU	ESPP	Restricted Stock
Unrecognized stock-based compensation expense	$58,501	$167,360	$6,871	$5,028
Weighted-average amortization period	3.8 years	3.2 years	1.0 years	3.5 years

9.    Net Income Per Share Available to Common Stock
The following table sets forth the computation of our basic and diluted net income per share available to common stock (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Basic:
Net income	$201,029	$144,538
Less: undistributed earnings allocated to participating securities	(118)	(89)
Net income available to common stockholders, basic	$200,911	$144,449
Diluted:
Net income attributable to common stockholders, basic	$200,911	$144,449
Add: undistributed earnings allocated to participating securities	7	7
Net income attributable to common stockholders, diluted	$200,918	$144,456
Denominator:
Basic:
Weighted-average shares used in computing net income per share available to common stockholders, basic	75,920	73,994
Diluted:
Weighted-average shares used in computing net income per share available to common stockholders, basic	75,920	73,994
Add weighted-average effect of dilutive securities:
Stock options and RSUs	5,279	6,670
Employee stock purchase plan	2	57
Weighted-average shares used in computing net income per share available to common stockholders, diluted	81,201	80,721
Net income per share attributable to common stockholders:
Basic	$2.65	$1.95
Diluted	$2.47	$1.79
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share available to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock options and RSUs to purchase common stock	162	22
Employee stock purchase plan	105	26
Total	267	48

10.    Income Taxes

	Three Months Ended March 31,
	2019	2018

	(in thousands, except percentages)
Income before income taxes	$206,675	$142,894
Provision for (benefit from) income taxes	5,646	(1,644)
Effective tax rate	2.7%	(1.2)%

The effective tax rates above reflect tax expense recorded on pre-tax income in the three months ended March 31, 2019 and an overall tax benefit recorded on pre-tax income in the three months ended March 31, 2018. The change in effective tax rate in the three months ended March 31, 2019, as compared to the same period in 2018, was primarily due to the overall increase in worldwide earnings, which proportionally exceeded the increase in excess tax benefits attributable to equity compensation.
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
11.    Segment Information
We have determined that we operate as one reportable segment. The following table represents revenue based on the customer’s location, as determined by the customer’s shipping address (in thousands):

	Three Months Ended March 31,
	2019	2018
Americas	$439,638	$315,498
Europe, Middle East and Africa	111,269	121,886
Asia-Pacific	44,517	35,105
Total revenue	$595,424	$472,489
Long-lived assets, excluding intercompany receivables, investments in subsidiaries, privately-held equity investments and deferred tax assets, net by location are summarized as follows (in thousands):

	March 31, 2019	December 31, 2018
United States	$35,339	$69,238
International	6,190	6,117
Total	$41,529	$75,355

12.    Subsequent Event
Stock Repurchase Program
Subsequent to March 31, 2019, our board of directors authorized a $1.0 billion stock repurchase program (the “Repurchase Program”). This authorization allows us to repurchase shares of our common stock opportunistically and will be funded from working capital. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, or a combination of the foregoing. The Repurchase Program, which expires in April 2022, does not obligate us to acquire any of our common stock, and may be suspended or discontinued by us at any time without prior notice.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K filed with the SEC on February 15, 2019. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
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
We generate revenue primarily from sales of our switching products which incorporate our EOS software. We generate the majority of our services revenue from post contract support, or PCS, which end customers typically purchase in conjunction with our products. Our end customers span a range of industries and include large internet companies, service providers, financial services organizations, government agencies, media and entertainment companies and others. As we have grown the functionality of our EOS software, expanded the range of our product portfolio and increased the size of our sales force, our revenue has grown rapidly. We have also been profitable and operating cash flow positive for each year since 2010.
To continue to grow our revenue, it is important that we both obtain new customers and sell additional products to existing customers. We expect that a substantial portion of our future sales will be follow-on sales to existing customers. It is also important that we are successful in markets other than cloud data center networking, such as the campus switching and WiFi networking markets. We intend to continue expanding our sales force and marketing activities in key geographies, as well as our relationships with channel, technology and system-level partners in order to reach new end customers more effectively, increase sales to existing customers, and provide services and support effectively. In order to support our strong growth, we have and may continue to accelerate our investment in infrastructure, such as enterprise resource planning software and other technologies to improve the efficiency of our operations.
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
Historically, large purchases by a relatively limited number of end customers have accounted for significant portion of our revenue. We have experienced unpredictability in the timing of large orders, especially with respect to our large end customers, due to the complexity of orders, the time it takes end customers to evaluate, test, qualify and accept our products and other factors specific to our end customers. Due to these factors, we expect continued variability in our customer concentration and timing of sales on a quarterly and annual basis. For example, our sales to Microsoft as an end-user in the fiscal year ended December 31, 2018, representing 27% of our revenue during fiscal 2018, benefited from certain factors that may not repeat in fiscal 2019 or future fiscal years and the percentage of our revenue from Microsoft in fiscal 2019 is expected to decline. In addition, we have provided, and may in the future provide, pricing discounts to large end customers, which may result in lower margins for the period in which such sales occur. Our gross margins may also fluctuate as a result of the timing of such sales to large end customers.

Results of Operations
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Revenue, Cost of Revenue and Gross Profit (in thousands, except percentages)

	Three Months Ended March 31,
	2019	2018	Change in
	$	$	$	%
Revenue
Product	$505,415	$407,617	$97,798	24.0%
Service	90,009	64,872	25,137	38.7
Total revenue	595,424	472,489	122,935	26.0
Cost of revenue
Product	198,152	156,691	41,461	26.5
Service	16,702	12,879	3,823	29.7
Total cost of revenue	214,854	169,570	45,284	26.7
Gross profit	$380,570	$302,919	$77,651	25.6%
Gross margin	63.9%	64.1%

Revenue by Geography (in thousands, except percentages)

	Three Months Ended March 31,
	2019	% of Total	2018	% of Total
Americas	$439,638	73.8%	$315,498	66.8%
Europe, Middle East and Africa	111,269	18.7	121,886	25.8
Asia-Pacific	44,517	7.5	35,105	7.4
Total revenue	$595,424	100.0%	$472,489	100.0%
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
Product revenue increased $97.8 million, or 24.0%, in the three months ended March 31, 2019, compared to the same period in 2018. The increase was primarily driven by sales to our existing customers as they continued to expand and upgrade their cloud networks. In addition, our newer switch products have continued to gain market acceptance, which has contributed to our revenue growth. Service revenue increased $25.1 million, or 38.7%, in the three months ended March 31, 2019, compared to the same period in 2018 as a result of continued growth in initial and renewal support contracts as our customer installed base has continued to expand. We continue to experience pricing pressure on our products and services due to competition, but demand for our products and growth in our installed base has more than offset this pricing pressure during the period. However, we have recently experienced a slowdown in demand from certain large end customers, and this slowdown could continue, which may impact our future revenue growth.
Cost of Revenue and Gross Margin
Cost of product revenue primarily consists of amounts paid for inventory to our third-party contract manufacturers and merchant silicon vendors, overhead costs in our manufacturing operations department, and other manufacturing-related costs associated with manufacturing our products and managing our inventory. Cost of providing PCS and other services consists primarily of personnel costs for our global customer support organization. We expect our cost of revenue to continue to increase as our revenue increases.
Cost of revenue increased $45.3 million, or 26.7%, in the three months ended March 31, 2019 compared to the same period in 2018. The increase in cost of revenue was primarily due to the corresponding increases in product and service revenues.
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
Gross margin decreased from 64.1% to 63.9% for the three months ended March 31, 2019 compared to the same period in 2018. The decrease in gross margin was primarily driven by a decrease in product margin due to increased product transition costs including some excess and obsolescence inventory-related charges, mostly offset by a favorable customer mix with lower discounts on smaller volume transactions. Service margin continued to improve due to a relatively fixed services cost base and growing service revenues.
Operating Expenses (in thousands, except percentages)
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The largest component of our operating expenses is personnel costs. Personnel costs consist of wages, benefits, bonuses and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation and travel expenses. We expect operating expenses to continue to increase in absolute dollars in the near term as we continue to invest in the growth of our business.

	Three Months Ended March 31,
	2019	2018	Change in
	$	$	$	%
Operating expenses:
Research and development	$119,669	$102,362	$17,307	16.9%
Sales and marketing	51,053	42,140	8,913	21.2
General and administrative	15,506	19,679	(4,173)	(21.2)
Total operating expenses	$186,228	$164,181	$22,047	13.4%
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
Research and development expenses increased $17.3 million, or 16.9% for the three months ended March 31, 2019 compared to the same period in 2018. The increase included a $10.4 million increase in personnel costs driven primarily by growth in headcount, including headcount additions from the two acquisitions we completed in the third quarter of 2018, a $3.2 million increase in research and development related facilities and IT costs, increased IT services and headcount growth, and a $2.9 million increase in new products compliance testing and certification services costs.
Sales and marketing.
Sales and marketing expenses consist primarily of personnel costs, marketing and promotional activities, and an allocated portion of facility and IT costs including depreciation. We expect our sales and marketing expenses to increase in absolute dollars as we continue to expand our sales and marketing efforts worldwide.
Sales and marketing expenses increased $8.9 million, or 21.2%, for the three months ended March 31, 2019 compared to the same period in 2018. The increase included a $5.5 million increase in personnel costs driven primarily by increased headcount and a $1.5 million higher field demo costs.
General and administrative.
General and administrative expenses consist primarily of Cisco and OptumSoft litigation-related expenses, personnel costs, professional services fees, and an allocated portion of facility and IT costs including depreciation. General and administrative personnel costs include those for our executive, finance, human resources and legal functions. Our professional services fees are primarily due to external legal, accounting and tax services.
General and administrative expenses decreased $4.2 million, or 21.2%, for the three months ended March 31, 2019 compared to the same period in 2018. The decrease was primarily due to a $5.6 million decrease in litigation fees related to a reduced level of litigation activities as a result of the settlement of our litigation with Cisco in August 2018. This decrease was partially offset by a $1.2 million increase in other legal and professional fees, and a $1.1 million increase in personnel costs.

Other Income (Expense), Net (in thousands, except percentages)
Other income (expense) consists primarily of interest income from our cash, cash equivalents and marketable securities, gains and losses on our investments in privately-held companies, foreign currency transaction gains and losses, and interest expense on finance lease obligations. Upon adoption of ASC 842 on January 1, 2019, we derecognized the finance lease obligation associated with our build-to-suit lease, and therefore will not incur further interest expense as it relates to this obligation. See Note 1. Organization and Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for further discussion. We expect other income (expense) may fluctuate in the future as a result of the re-measurement of our private company equity investments upon the occurrence of observable price changes and/or impairments, changes in interest rates or returns on our cash and cash equivalents and marketable securities, and foreign currency exchange rate fluctuations.

	Three Months Ended March 31,
	2019	2018	Change in
	$	$	$	%
Other income (expense), net:
Interest expense	$—	$(687)	$687	(100.0)%
Other income, net	12,333	4,843	7,490	154.7%
Total other income (expense), net	$12,333	$4,156	$8,177	196.8%
The increases in other income (expense), net, during the three months ended March 31, 2019 as compared to the same period of 2018 was primarily driven by a $6.5 million increase in interest income as we continued to generate cash and expand our marketable securities portfolios. In addition, during the three months ended March 31, 2019, we recorded a $1.2 million unrealized gain on our investment in a privately-held company. See Note 5. Investments of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for further discussion.
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

	Three Months Ended March 31,
	2019	2018	Change in
	$	$	$	%
Income before income taxes	$206,675	$142,894	$63,781	44.6%
Provision for (benefit from) income taxes	5,646	(1,644)	7,290	(443.4)%
Effective tax rate	2.7%	(1.2)%
For the three months ended March 31, 2019 and 2018, we recorded an expense of $5.6 million and a benefit of $1.6 million for income taxes, respectively. The change in our income taxes was attributable to the overall increase in worldwide earnings, which proportionally exceeded the increase in excess tax benefits attributable to equity compensation.
Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of March 31, 2019, our total balance of cash, cash equivalents and marketable securities was $2.2 billion, of which approximately $303.4 million was held outside the U.S. in our foreign subsidiaries.
Our cash, cash equivalents and marketable securities are held for working capital purposes. Our marketable securities investment portfolio is primarily invested in highly-rated securities with the primary objective of minimizing the potential risk of principal loss. We plan to continue to invest for long-term growth. We believe that our existing balances of cash, cash equivalents and marketable securities together with cash generated from operations will be sufficient to meet our working capital requirements and our growth strategies for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced product and service offerings, our costs associated with supply chain activities, including access to outsourced manufacturing, our costs related to investing in or acquiring complementary or strategic businesses and technologies, the continued market acceptance of our products, costs incurred related to outstanding litigation claims, and stock repurchases. If we require or elect to seek additional capital through debt or equity financing in the future, we may not be able to raise capital on terms acceptable to us or at all. If we are required and unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.
Cash Flows

	Three Months Ended March 31,
	2019	2018

	(in thousands)
Cash provided by operating activities	$170,097	$195,541
Cash used in investing activities	(35,220)	(183,864)
Cash provided by financing activities	24,473	15,308
Effect of exchange rate changes	195	(14)
Net increase in cash, cash equivalents and restricted cash	$159,545	$26,971
Cash Flows from Operating Activities
During the three months ended March 31, 2019, cash provided by operating activities was $170.1 million, primarily from net income of $201.0 million and non-cash adjustments to net income of $28.7 million, offset partially by a net decrease of $59.6 million in cash from changes in our operating assets and liabilities. Our operating cash benefited from a $60.5 million reduction in accounts receivable resulting from strong cash collections in the quarter, and a $30.7 million decrease in prepaid expenses and other current assets including a reduction in deferred cost of inventory related to recognition of product deferred revenue. These favorable changes were more than offset by an $82.6 million increase in inventories primarily related to upcoming product transitions, a $50.8 million decrease in deferred revenue primarily due to the recognition of product deferred revenue in the quarter offset partially by an increase in deferred service revenue as our install base continues to grow, and a $19.0 million decline in accrued liabilities due to annual corporate bonus payments and timing of vendor payments related to product development activities and inventory purchases.
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
Cash Flows from Investing Activities
During the three months ended March 31, 2019, cash used in investing activities was $35.2 million, consisting of purchases of available-for-sale securities of $332.2 million, offset by proceeds of $302.3 million from maturities of marketable securities, and purchases of property and equipment of $5.2 million.
During the three months ended March 31, 2018, cash used in investing activities was $183.9 million, consisting of purchases of available-for-sale securities of $268.0 million, offset by proceeds of $90.4 million from maturities of marketable securities, and purchases of property, equipment and other assets of $6.3 million.
Cash Flows from Financing Activities
During the three months ended March 31, 2019, cash provided by financing activities was $24.5 million, consisting of proceeds from the issuance of common stock under employee equity incentive plans of $26.3 million, offset by minimum payroll taxes withheld of $1.9 million upon vesting of restricted stock units.
During the three months ended March 31, 2018, cash provided by financing activities was $15.3 million, consisting primarily of proceeds from the issuance of common stock under employee equity incentive plans of $17.3 million.
Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments
Our contractual obligations represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through cash generated from operations and from our existing balances of cash, cash equivalent and marketable securities. As of March 31, 2019, our principal commitments consist primarily of obligations under operating leases for offices and data centers and purchase commitments with our contract manufacturers and suppliers. See Note 6. Leases and Note 7. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for future payment commitments under leases and our purchase commitments as of March 31, 2019, respectively.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected. We believe the critical accounting policies and estimates discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Annual Report on Form 10-K filed with the SEC on February 15, 2019, reflect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K.
Recent Accounting Pronouncements
Refer to the sections titled “Recently Adopted Accounting Pronouncements” and “Recent Accounting Pronouncements Not Yet Effective” in Note 1. Organization and Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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
Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the U.S. and to a lesser extent in Europe and Asia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. For the three months ended March 31, 2019, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our operating results. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements. While we have not engaged in the hedging of our foreign currency transactions to date and do not enter into any hedging contracts for trading or speculative purposes, we may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar.
Interest Rate Sensitivity
As of March 31, 2019 and December 31, 2018, we had cash, cash equivalents and available-for-sale marketable securities totaling $2.2 billion and $2.0 billion, respectively. Cash equivalents and marketable securities were invested primarily in money market funds, corporate bonds, U.S. agency mortgage-backed securities, U.S. treasury securities and commercial paper. Our primary investment objectives are to preserve capital and maintain liquidity requirements. In addition, our policy limits the amount of credit exposure to any single issuer. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the U.S. A decline in interest rates would reduce our interest income on our cash, cash equivalents and marketable securities. For the three months ended March 31, 2019, the effect of a hypothetical 100 basis point increase or decrease in overall interest rates would not have had a material impact on our interest income.
On the other hand, the fair market value of our investments in fixed income securities may be adversely impacted as a result of an increase in interest rates. We would incur unrealized losses on fixed income securities primarily due to higher interest rates compared to interest rates at the time of purchase. Under certain circumstances, if we are forced to sell our marketable securities prior to maturity, we may incur realized losses in such investments. However, because of the conservative and short-term nature of the investments in our portfolio, a change in interest rates is not expected to have a material impact on our condensed consolidated financial statements.
Investments in Privately-Held Companies
Our non-marketable equity investments in privately-held companies are recorded in “Investments” in our condensed consolidated balance sheets. As of March 31, 2019 and December 31, 2018, the total carrying amount of our investments in privately-held companies was $31.5 million and $30.3 million. See Note 5. Investments of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Securities and Exchange Act of 1934, as amended, that occurred during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In connection with our adoption of ASC 842, the new lease accounting standard, on January 1, 2019, we implemented new internal controls and revised certain existing internal controls to ensure we adequately evaluate our contracts and properly assess the impact of ASC 842 on our financial statements and disclosures.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under the “Legal Proceedings” subheading in Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors
You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition, results of operations and prospects. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially affect our business, financial condition, results of operations and prospects.
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
As part of the evolution of our business, we have made substantial investments to develop new products and enhancements to existing products through our acquisitions and research and development efforts to diversify our product offerings and maintain growth of the Company. If we are unable to anticipate technological changes in our industry by introducing new or enhanced products in a timely and cost-effective manner, or if we fail to introduce products that meet market demand, we may lose our competitive position, our products may become obsolete, and our business, financial condition or results of operations could be adversely affected.
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

•	Our ability to skillfully balance our investment in adjacent markets with investment in our existing products and services; and

•	Our ability to grow our sales force to address new markets.
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
Our revenue growth rate in recent periods may not be indicative of our future performance. We experienced annual revenue growth rates of 30.7%, 45.8%, and 34.8% in 2018, 2017, and 2016, respectively. In the future, we expect our revenue growth rates to decline as the size of our customer base increases, we achieve higher market penetration in our current target market and we continue to enter and expand into new target markets. Other factors may also contribute to declines in our growth rates, including changes in demand for our products and services, particularly from our large end customers, changes in capital spending by our large end customers, increased competition, our ability to successfully manage our expansion or continue to capitalize on growth opportunities, the maturation of our business and general economic, international trade conditions, and our ability to be successful in adjacent markets, such as the campus switching and WiFi networking markets. For example, we have recently experienced a slowdown in demand from certain large end customers, and this slowdown could continue, which may impact our future revenue growth. You should not rely on our revenue for any prior quarterly or annual period as an indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected and our stock price could be volatile.
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

•	changes in end-customer, geographic or product mix;

•	changes in the growth rate of existing or new customers, including large end customers;

•	changes in growth rates of the networking market;

•	the cost and potential outcomes of existing and future litigation, including the OptumSoft litigation matters;

•
increased expenses resulting from the tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs implemented by the U.S. government on various imports from China;

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
To increase our revenue, we must add new end customers and large end customers and sell additional products to existing end customers. For example, one of our sales strategies is to target specific projects at our current end customers because they are familiar with the operational and economic benefits of our solutions, thereby reducing the sales cycle into these customers. We also believe the opportunity with current end customers to be significant given their existing infrastructure and expected future spend. Another one of our sales strategies is focused on increasing penetration in the enterprise and campus markets. However, sales strategies focused on expansion to adjacent markets can require more time and effort since enterprise and campus end customers typically start with small purchases, and there is often a long testing period. For this reason, in order to grow our revenue, it is important for us to attract new large end customers. Some factors that may limit our ability to attract new large end customers include, but are not limited to, market saturation in the cloud networking market, competition, decreased capital spending of such customers, a limited number of such customers, and a decline in growth of such customers. If we fail to attract new large end customers, including enterprise and campus end customers, or fail to reduce the sales cycle and sell additional products to our existing end customers, our business, financial condition, results of operations and prospects will be harmed.
We expect large purchases by a limited number of end customers to continue to represent a substantial portion of our revenue, and any loss, delay, decline or other change in expected purchases could result in material quarter-to-quarter fluctuations of our revenue or otherwise adversely affect our results of operations.
Historically, large purchases by a relatively limited number of end customers have accounted for a significant portion of our revenue, particularly in the cloud networking market. Many of these end customers make large purchases to complete or upgrade specific data center installations and are typically made on a purchase-order basis rather than pursuant to long-term contracts. For example, revenue from sales to Microsoft, through our channel partner, World Wide Technology, Inc., accounted for 27%, 16% and 16% of our revenue for the years ended December 31, 2018, 2017 and 2016, respectively. Our sales to Microsoft as an end-user in the fiscal year ended December 31, 2018 benefited from certain factors that may not occur in fiscal 2019 or future years and the percentage of our revenue from Microsoft in fiscal 2019 is expected to decline.
As a consequence of the concentrated nature of our customer base and their purchasing behavior, our quarterly revenue and results of operations may fluctuate from quarter to quarter and are difficult to estimate. Changes in the business requirements or focus, vendor selection, project prioritization, financial prospects, lack of growth of our customers, capital resources and expenditures or purchasing behavior of our key end customers could significantly decrease our sales to such end customers or could lead to delays, reductions or cancellations of planned purchases of our products or services. Moreover, because our sales will be based primarily on purchase orders, our customers may cancel, delay, reduce or otherwise modify their purchase commitments with little or no notice to us. This limited visibility regarding our end customers’ product needs, the timing and quantity of which could vary significantly, requires us to rely on estimated demand forecasts to determine how much material to purchase and product to manufacture.  Our failure to accurately forecast demand can lead to product shortages which could lead to delays in fulfilling current and future purchase orders that can impede production by our customers and harm our customer relationships. And, in the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to mitigate the effect of the lost revenue on our business, which could materially affect our operating results.
We may be unable to sustain or increase our revenue from our large end customers, grow revenues with new or other existing end customers at the rate we anticipate or at all, or offset the discontinuation of concentrated purchases by our larger end customers with purchases by new or existing end customers. These customers can drive the growth in revenue for particular products and services based on factors such as: trends in the networking market, business mergers and acquisitions, trends in economic conditions and the overall fast growth of a customer's underlying business. These customers could choose to divert all or a portion of their business with us to one of our competitors, demand pricing concessions for our services, require us to provide enhanced services that increase our costs, or reduce their spending levels. If these factors drove some of our large customers to cancel all or a portion of their business relationships with us, the growth in our business and the ability to meet our current and long-term financial forecasts may be materially impacted. We expect that such concentrated purchases will continue to contribute materially to our revenue for the foreseeable future and that our results of operations may fluctuate materially as a result of such larger end customers’ buying patterns. In addition, we may see consolidation of our customer base, such as among internet companies and cloud service providers, which could result in loss of end customers. The loss of such end customers, or a significant delay or reduction in their purchases, including reductions or delays due to customer departures from recent buying patterns, or an unfavorable change in competitive conditions could materially harm our business, financial condition, results of operations and prospects.
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
The data center and campus networking markets have been historically dominated by Cisco Systems (“Cisco”), with competition also coming from other large network equipment and system vendors, including Extreme Networks, Dell/EMC, Hewlett Packard Enterprise, and Juniper Networks. Most of our competitors and some strategic alliance partners have made acquisitions and/or have entered into or extended partnerships or other strategic relationships to offer more comprehensive product lines, including cloud networking solutions. For example, in the last few years alone, Broadcom acquired Brocade Communications Systems, Extreme Networks purchased certain data center networking assets from Broadcom/Brocade and Avaya, Dell acquired EMC, Hewlett Packard Enterprise acquired Aruba Networks, and Juniper Networks acquired Mist Systems. We also face competition from other companies and new market entrants, including “white box” switch vendors as well as current technology partners, suppliers and end customers or other cloud service providers who may acquire or develop network switches and cloud service solutions for internal use and/or to broaden their portfolio of products to market and sell to customers. Furthermore, our relationships with our strategic alliance partners may shift as industry dynamics changes. If strategic alliance partners acquire or develop competitive products or services, our relationship with those partners may be adversely impacted, which could lead to more variability to our results of operations and impact the pricing of our solutions.
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
Most of our competitors and some strategic alliance partners have made acquisitions and/or have entered into or extended partnerships or other strategic relationships to offer more comprehensive product lines, including cloud networking solutions. For example, in the last few years alone, Broadcom acquired Brocade Communications Systems, Extreme Networks purchased certain data center networking assets from Broadcom/Brocade and Avaya, Dell acquired EMC, Hewlett Packard Enterprise acquired Aruba Networks, and Juniper Networks acquired Mist Systems.
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
Our products rely on key components, including merchant silicon chips, integrated circuit components, printed circuit boards, connectors, custom-tooled sheet metal and power supplies that we purchase or our contract manufacturers purchase on our behalf from a limited number of suppliers, including certain sole source providers. Generally, we do not have guaranteed supply contracts with our component suppliers, and our suppliers could suffer shortages, delay shipments, prioritize shipments to other vendors, increase prices or cease manufacturing such products or selling them to us at any time. For example, in the past, we have experienced shortages in inventory for dynamic random access memory integrated circuits and delayed releases of the next generation of chipset, which delayed our production and/or the release of our new products. The development of alternate sources for those components is time-consuming, difficult and costly. If we are unable to obtain sufficient quantities of these components on commercially reasonable terms or in a timely manner, or if we are unable to obtain alternative sources for these components, sales of our products could be delayed or halted entirely or we may be required to redesign our products. Any of these events could result in lost sales, reduced gross margins or damage to our end customer relationships, which would adversely impact our business, financial condition, results of operations and prospects.
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
Our product development efforts are also dependent upon our continued collaboration with our key merchant silicon vendors such as Broadcom and Intel. As we develop our product roadmap, we select specific merchant silicon from these vendors for each new product, it is critical that we work in tandem with these vendors to ensure that their silicon includes improved features, that our products take advantage of such improved features, and that such vendors are able to supply us with sufficient quantities on commercially reasonable term to meet customer demand. Our relationship with these merchant silicon vendors enables us to focus our research and development resources on our software core competencies and to leverage the investments made by merchant silicon vendors to achieve cost-effective solutions. However, merchant silicon vendors may not continue to collaborate with us or may become competitive with us by selling merchant silicon for “white boxes” or other products to our customers.

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
The parties tried Phase I of the case, relating to contract interpretation and application of the contract to certain claimed source code, in September 2015. On March 23, 2016, the Court issued a Final Statement of Decision Following Phase I Trial, in which it agreed with and adopted our interpretation of the 2004 agreement and held that we, and not OptumSoft, own all the software at issue in Phase I. The remaining issues that were not addressed in the Phase I trial are set to be tried in Phase II, including the application of the Court’s interpretation of the 2004 agreement to any other source code that OptumSoft claims to own following a review and the trade secret misappropriation and confidentiality claims. The Phase II Trial is set for the first date the court is available after December 2, 2019.
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
Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel, particularly software engineering and sales personnel. For example, our success in expanding into adjacent markets including the enterprise market requires a significant investment of time, effort and financial resources into hiring and training our sales force to address these markets. Competition for highly skilled personnel is often intense, especially in the San Francisco Bay Area where we have a substantial presence and need for highly skilled personnel. Many of the companies with which we compete for experienced personnel have greater resources than we have to provide more attractive compensation packages and other amenities. Research and development personnel are aggressively recruited by startup and growth companies, which are especially active in many of the technical areas and geographic regions in which we conduct product development. In addition, in making employment decisions, particularly in the high-technology industry, job candidates often consider the value of the stock-based compensation they are to receive in connection with their employment. Declines in the market price of our stock could adversely affect our ability to attract, motivate or retain key employees. If we are unable to attract or retain qualified personnel, or if there are delays in hiring required personnel, our business, financial condition, results of operations and prospects may be seriously harmed.
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
If we do not effectively expand and train our direct sales force, we may be unable to add new end customers, increase sales to our existing end customers, and/or successfully expand into new markets, and our business will be adversely affected.
We depend on our direct sales force to obtain new end customers and increase sales with existing end customers. As such, we have invested and will continue to invest in our sales organization. In recent periods, we have been adding personnel and other resources to our sales function as we focus on growing our business, entering new markets and increasing our market share, and we expect to incur additional expenses in expanding our sales personnel in order to achieve revenue growth. For example, we expect to continue to invest significant time, effort and financial resources into hiring and training our sales force to address the enterprise and campus markets. Despite our efforts, we do not have significant experience selling to enterprise and campus customers, and there can be no assurance that we will be successful in these markets. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, retaining and integrating sufficient numbers of sales personnel to support our growth, particularly in international markets. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire, retain or integrate into our corporate culture sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, because we continue to grow rapidly, a large percentage of our sales force is new to our company. If we are unable to hire, integrate and train a sufficient number of effective sales personnel, or the sales personnel we hire are not successful in obtaining new end customers or increasing sales to our existing end-customer base, our business, financial condition, results of operations and prospects will be adversely affected.
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

•
greater risk of unexpected changes in tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs implemented by the U.S. government on various imports from China, Canada, Mexico and the EU, and by the governments of these jurisdictions on certain U.S. goods, and any other possible tariffs that may be imposed on services such as ours, the scope and duration of which, if implemented, remain uncertain;

•	deterioration of political relations between the U.S. and Canada, the U.K., the EU, Mexico and China, which could have a material adverse effect on our sales and operations in these countries;

•	greater risk of changes in diplomatic and trade relationships, including new tariffs, trade protection measures, import or export licensing requirements, trade embargoes and other trade barriers;

•	the uncertainty of protection for intellectual property rights in some countries;

•	greater risk of a failure of foreign employees to comply with both U.S. and foreign laws, including antitrust regulations, the FCPA and any trade regulations ensuring fair trade practices; and

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
On June 23, 2016, the electorate in the United Kingdom, or UK, voted in favor of leaving the European Union, or EU, (commonly referred to as the “Brexit”). Thereafter, on March 29, 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Although the withdrawal of the UK from the EU was scheduled to take effect on March 29, 2019, the withdrawal agreement was extended until April 12, 2019, and further extended until October 31, 2019.
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
There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect trade policies, treaties, tariffs and taxes, including trade policies and tariffs regarding China. The current U.S. Administration has called for substantial changes to U.S. foreign trade policy with respect to China and other countries and the countries continue to negotiate a trade deal, including the possibility of imposing greater restrictions on international trade. In 2018, the Office of the U.S. Trade Representative (the “USTR”) enacted a tariff of 10% on imports into the U.S. from China, including communications equipment products and components manufactured and imported from China.
If tariffs, trade restrictions, or trade barriers are placed on products such as ours by foreign governments, especially China, our costs may increase, which would narrow the profits we earn from sales of products requiring such materials and the prices for our products may increase, which may result in the loss of customers and our business, financial condition and results of operations may be harmed.  We believe we can adjust our supply chain and manufacturing practices to minimize the impact of the tariffs, but our efforts may not be successful, there can be no assurance that we will not experience a disruption in our business related to these or other changes in trade practices and the process of changing suppliers in order to mitigate any such tariff costs could be complicated, time-consuming, and costly.
The U.S. tariffs may also cause customers to delay orders as they evaluate where to take delivery of our products in connection with their efforts to mitigate their own tariff exposure. Such delays create forecasting difficulties for us and increase the risk that orders might be canceled or might never be placed. Current or future tariffs imposed by the U.S. may also negatively impact our customers' sales, thereby causing an indirect negative impact on our own sales. Any reduction in our customers' sales, and/or any apprehension among distributors and customers of a possible reduction in such sales, would likely cause an indirect negative impact on our own sales. Even in the absence of further tariffs, the related uncertainty and the market's fear of an escalating trade war might cause our distributors and customers to place fewer orders for our products, which could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.
Furthermore, our business may be impacted by retaliatory trade measures taken by China and other countries including restricted access to suppliers, communications equipment products and components used in our products, causing us to raise prices or make changes to our products, which could materially harm our business, financial condition and results of operations.
Trade barriers or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations and affect our strategy in China and elsewhere around the world. Given the relatively fluid regulatory environment in China and the United States and uncertainty how the U.S. Administration or foreign governments will act with respect to tariffs, international trade agreements and policies, a trade war, further governmental action related to tariffs or international trade policies, or additional tax or other regulatory changes in the future could directly and adversely impact our financial results and results of operations.
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
For more information regarding the litigation in which we are currently involved, see the “Legal Proceedings” subheading in in Note 7. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q incorporated herein by reference.
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
An adverse outcome of a dispute (including those lawsuits described under the “Legal Proceedings” subheading in Note 7. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q) may require us to pay substantial damages or penalties including treble damages if we are found to have willfully infringed a third party’s patents; cease making, licensing, using or importing into the U.S. products or services that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to attempt to redesign our products or services or otherwise to develop non-infringing technology, which may not be successful; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or intellectual property rights; and indemnify our partners and other third parties. Any damages, penalties or royalty obligations we may become subject to as a result of an adverse outcome, and any third-party indemnity we may need to provide, could harm our business, financial condition, results of operations and prospects. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. Further, there is little or no information publicly available concerning market or fair values for license fees, which can lead to overpayment of license or settlement fees. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Suppliers subject to third-party intellectual property claims also may choose or be forced to discontinue or alter their arrangements with us, with little or no advance notice to us. Any of these events could seriously harm our business, financial condition, results of operations and prospects.
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
We expect our gross margins to vary over time and the gross margins we have achieved in recent years may not be sustainable and may be adversely affected in the future by numerous factors, including:

•	changes in end-customer, geographic or product mix, including mix of configurations within each product group;

•	increased price competition and changes in the actions of our competitors or their pricing strategies;

•	introduction of new products, including products with price-performance advantages and new business models including the sale and delivery of more software and subscription solutions;

•	increases in material or component costs including such increases caused by any restriction from sourcing components and manufacturing products internationally;

•	our ability to reduce production costs;

•	entry into new markets or growth in lower margin markets, including markets with different pricing and cost structures, through acquisitions or internal development;

•	entry in markets with different pricing and cost structures;

•	pricing discounts;

•	increases in material costs in the event we are restricted from sourcing components and manufacturing products internationally;

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
Our income taxes are subject to volatility and could be adversely affected by several factors, many of which are outside of our control, including earnings that are lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; our ability to generate and use tax attributes; changes in the valuation of our deferred tax assets and liabilities; expiration of or lapses in the federal research and development (“R&D”) tax credit laws; transfer pricing adjustments, including the effect of acquisitions on our inter-company R&D cost sharing arrangement and legal structure; tax effects of nondeductible compensation, including certain stock-based compensation; tax costs related to inter-company realignments; changes in accounting principles; adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries or customers; a change in our decision to indefinitely reinvest certain foreign earnings or changes in tax laws and regulations, including the Tax Act enacted on December 22, 2017 and the new U.S. changes to the taxation of earnings of our foreign subsidiaries.
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
Based on shares outstanding as of March 31, 2019, holders of approximately 23.2% of our common stock have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, we have registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. If holders, by exercising their registration rights, sell large numbers of shares, it could adversely affect the market price of our common stock.

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
Our directors, executive officers and each of our stockholders who own greater than 10% of our outstanding common stock together with their affiliates, in the aggregate, beneficially own approximately 22.9% of the outstanding shares of our common stock, based on shares outstanding as of March 31, 2019. As a result, these stockholders, if acting together, could exercise a significant level of influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
We have not paid dividends in the past and do not intend to pay dividends for the foreseeable future.
We have never declared nor paid any dividends on our common stock, and we do not anticipate paying any cash dividends in the future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.
While we have adopted a stock repurchase program to repurchase shares of our common stock, any future decisions to reduce or discontinue repurchasing our common stock pursuant to our previously announced repurchase program could cause the market price for our common stock to decline.
Although our board of directors has authorized a share repurchase program, any determination to execute our stock repurchase program will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, and other factors, as well as our board of director’s continuing determination that the repurchase program is in the best interests of our shareholders and is in compliance with all laws and agreements applicable to the repurchase program. Our stock repurchase program does not obligate us to acquire any common stock. If we fail to meet any expectations related to stock repurchases, the market price of our common stock could decline, and could have a material adverse impact on investor confidence. Additionally, price volatility of our common stock over a given period may cause the average price at which we repurchase our common stock to exceed the stock’s market price at a given point in time.
We may further increase or decrease the amount of repurchases of our common stock in the future. Any reduction or discontinuance by us of repurchases of our common stock pursuant to our current share repurchase authorization program could cause the market price of our common stock to decline. Moreover, in the event repurchases of our common stock are reduced or discontinued, our failure or inability to resume repurchasing common stock at historical levels could result in a lower market valuation of our common stock.
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

Arista Networks, Inc.
(Registrant)

Date:	May 3, 2019	By:	/s/ JAYSHREE ULLAL
Jayshree Ullal
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 3, 2019	By:	/s/ ITA BRENNAN
Ita Brennan
Chief Financial Officer
(Principal Accounting and Financial Officer)