Form 10-Q
period 2019-06-30
Arista Networks, Inc.
filed 2019-08-02
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to

Commission File Number:	001-36468
Arista Networks, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-1751121
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5453 Great America Parkway	,	Santa Clara	,	California	95054
(Address of principal executive offices)					(Zip Code)

(408)	547-5500
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of July 26, 2019 was 76,644,302.

ARISTA NETWORKS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ARISTA NETWORKS, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except par value)

	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$944,414	$649,950
Marketable securities	1,313,389	1,306,197
Accounts receivable, net of rebates and allowances of $7,488 and $9,120, respectively	343,080	331,777
Inventories	314,177	264,557
Prepaid expenses and other current assets	113,458	162,321
Total current assets	3,028,518	2,714,802
Property and equipment, net	41,023	75,355
Acquisition-related intangible assets, net	51,612	58,610
Goodwill	53,684	53,684
Investments	31,486	30,336
Operating lease right-of-use assets	94,203	—
Deferred tax assets	113,660	126,492
Other assets	27,106	22,704
TOTAL ASSETS	$3,441,292	$3,081,983
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$86,134	$93,757
Accrued liabilities	113,898	123,254
Deferred revenue	272,366	358,586
Other current liabilities	52,622	30,907
Total current liabilities	525,020	606,504
Income taxes payable	45,804	36,167
Operating lease liabilities, non-current	89,705	—
Finance lease liabilities, non-current	—	35,431
Deferred revenue, non-current	229,852	228,641
Other long-term liabilities	25,351	31,851
TOTAL LIABILITIES	915,732	938,594
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100,000 shares authorized and no shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value—1,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 76,555 and 75,668 shares issued and outstanding as of June 30, 2019 and December 31, 2018	8	8
Additional paid-in capital	1,038,740	956,572
Retained earnings	1,484,777	1,190,803
Accumulated other comprehensive income (loss)	2,035	(3,994)
TOTAL STOCKHOLDERS’ EQUITY	2,525,560	2,143,389
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,441,292	$3,081,983
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Product	$513,171	$444,767	$1,018,586	$852,384
Service	95,150	75,078	185,159	139,950
Total revenue	608,321	519,845	1,203,745	992,334
Cost of revenue:
Product	200,534	171,622	398,686	328,313
Service	17,596	14,340	34,298	27,219
Total cost of revenue	218,130	185,962	432,984	355,532
Gross profit	390,191	333,883	770,761	636,802
Operating expenses:
Research and development	114,295	104,078	233,964	206,440
Sales and marketing	53,040	46,188	104,093	88,328
General and administrative	16,019	18,420	31,525	38,099
Legal settlement	—	405,000	—	405,000
Total operating expenses	183,354	573,686	369,582	737,867
Income (loss) from operations	206,837	(239,803)	401,179	(101,065)
Other income (expense), net	13,811	(2,169)	26,144	1,987
Income (loss) before income taxes	220,648	(241,972)	427,323	(99,078)
Provision for (benefit from) income taxes	31,397	(86,703)	37,043	(88,347)
Net income (loss)	$189,251	$(155,269)	$390,280	$(10,731)
Net income (loss) attributable to common stockholders:
Basic	$189,152	$(155,187)	$390,063	$(10,725)
Diluted	$189,158	$(155,187)	$390,076	$(10,725)
Net income (loss) per share attributable to common stockholders:
Basic	$2.47	$(2.08)	$5.12	$(0.14)
Diluted	$2.33	$(2.08)	$4.80	$(0.14)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	76,552	74,503	76,238	74,250
Diluted	81,335	74,503	81,271	74,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$189,251	$(155,269)	$390,280	$(10,731)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(272)	(1,167)	(37)	(814)
Net change in unrealized gains (losses) on available-for-sale securities	2,887	242	6,066	(1,799)
Other comprehensive income (loss)	2,615	(925)	6,029	(2,613)
Comprehensive income (loss)	$191,866	$(156,194)	$396,309	$(13,344)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands)

	Three Months Ended June 30, 2019						Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of period	76,453	$8	$1,005,405	$1,395,534	$(580)	$2,400,367	75,668	$8	$956,572	$1,190,803	$(3,994)	$2,143,389
Cumulative-effect adjustment to beginning balance (1)	—	—	—	—	—	—	—	—	—	3,702	—	3,702
Net income	—	—	—	189,251	—	189,251	—	—	—	390,280	—	390,280
Other comprehensive income, net of tax	—	—	—	—	2,615	2,615	—	—	—	—	6,029	6,029
Stock-based compensation	—	—	24,297	—	—	24,297	—	—	48,588	—	—	48,588
Issuance of common stock in connection with employee equity incentive plans	521	—	11,781	—	—	11,781	1,312	—	38,104			38,104
Tax withholding paid for net share settlement of equity awards	(12)	—	(2,812)	—	—	(2,812)	(18)	—	(4,662)	—	—	(4,662)
Vesting of early-exercised stock options	—	—	69	—	—	69	—	—	138	—	—	138
Repurchase of common stock	(407)	—	—	(100,008)	—	(100,008)	(407)	—	—	(100,008)	—	(100,008)
Balance at end of period	76,555	$8	$1,038,740	$1,484,777	$2,035	$2,525,560	76,555	$8	$1,038,740	$1,484,777	$2,035	$2,525,560
_________________________________________
(1) On January 1, 2019, we adopted Accounting Standard Codification Topic 842 - Leases (“ASC 842”), which resulted in a cumulative-effect adjustment to the beginning balance of Retained Earnings for 2019. See Note 1 of the accompanying notes for further details.

	Three Months Ended June 30, 2018						Six Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of period	74,338	$8	$841,431	$1,007,226	$(3,626)	$1,845,039	73,706	$7	$804,731	$859,114	$(1,938)	$1,661,914
Cumulative-effect adjustment to beginning balance	—	—	—	—	—	—	—	—	—	3,574	—	3,574
Net loss	—	—	—	(155,269)	—	(155,269)	—	—	—	(10,731)	—	(10,731)
Other comprehensive loss, net of tax	—	—	—	—	(925)	(925)	—	—	—	—	(2,613)	(2,613)
Stock-based compensation	—	—	22,478	—	—	22,478	—	—	43,329	—	—	43,329
Issuance of common stock in connection with employee equity incentive plans	465	—	11,510	—	—	11,510	1,103	1	28,809	—	—	28,810
Tax withholding paid for net share settlement of equity awards	(12)	—	(2,927)	—	—	(2,927)	(18)	—	(4,463)	—	—	(4,463)
Vesting of early-exercised stock options	—	—	67	—	—	67	—	—	153	—	—	153
Balance at end of period	74,791	$8	$872,559	$851,957	$(4,551)	$1,719,973	74,791	$8	$872,559	$851,957	$(4,551)	$1,719,973

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$390,280	$(10,731)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other	16,757	11,328
Stock-based compensation	48,588	43,329
Noncash lease expense	7,955	—
Deferred income taxes	7,914	(18,281)
(Gain) loss on investments in privately-held companies	(1,150)	9,100
Accretion of investment discounts	(4,260)	(783)
Changes in operating assets and liabilities:
Accounts receivable, net	(11,303)	(13,571)
Inventories	(49,620)	60,759
Prepaid expenses and other current assets	48,864	(72,418)
Other assets	(4,635)	629
Accounts payable	(6,783)	3,597
Accrued liabilities	(9,476)	(47,153)
Accrued legal settlement	—	405,000
Deferred revenue	(85,009)	(50,096)
Income taxes payable	14,399	6,653
Other liabilities	3,955	(1,237)
Net cash provided by operating activities	366,476	326,125
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	552,512	222,764
Purchases of marketable securities	(549,383)	(696,665)
Purchases of property and equipment	(8,639)	(13,071)
Investments in privately-held companies	—	(8,000)
Other investing activities	—	(2,000)
Net cash used in investing activities	(5,510)	(496,972)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of lease financing obligations	—	(921)
Proceeds from issuance of common stock under equity plans	38,104	28,810
Tax withholding paid on behalf of employees for net share settlement	(4,662)	(4,463)
Repurchase of common stock	(100,008)	—
Net cash provided by (used in) financing activities	(66,566)	23,426
Effect of exchange rate changes	72	(607)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	294,472	(148,028)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —Beginning of period	654,164	864,697
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period (1)	$948,636	$716,669

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Right-of-use assets recognized upon the adoption of ASC 842 (2)	$93,207	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	9,130	—
Property and equipment included in accounts payable and accrued liabilities	1,376	1,077
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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Arista Networks, Inc. and its wholly owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three and six months ended June 30, 2019, are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated.
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
Significant Accounting Policies
During the six months ended June 30, 2019, we adopted ASC 842 - Leases, as discussed in the section titled Recently Adopted Accounting Pronouncements of this Note 1. As a result, we added a new significant accounting policy “Leases” as described below. There have been no other significant changes to our accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 15, 2019.
Leases
Our initial application date of ASC 842 is January 1, 2019. For the periods prior to 2019, our leases were accounted for under the legacy guidance in ASC 840.
We determine if a contract contains a lease at inception. The lease term represents the non-cancellable period for which we have the right to use an underlying asset, which may include periods covered by certain options to extend and/or terminate the lease. Lease liabilities and corresponding right-of-use (“ROU”) assets are recognized at the commencement date of a lease. Leases with an initial lease term of 12 months or less are not recorded on the balance sheet.

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
Recently Adopted Accounting Pronouncements
Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”), and in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”) (collectively referred to as “ASC 842”). Under the guidance, lessees are required to recognize assets and lease liabilities on the balance sheet for most leases including operating leases and provide enhanced disclosures. Companies are required to adopt this guidance using a modified retrospective approach and apply the transition provisions under the guidance at either 1) the later of the beginning of the earliest comparative period presented in the financial statements and the commencement date of the lease, or 2) the beginning of the period of adoption (i.e. on the effective date). Under the transition method using the second application date, a company initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.
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

Recent Accounting Pronouncements Not Yet Effective
Credit Losses of Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The proposed standard requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. For trade receivables, we will be required to estimate lifetime expected credit losses. For available-for-sale debt securities, we will be required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses, Topic 326, which allows companies to make an irrevocable one-time election upon adoption of ASU 2016-13 to elect the fair value option for certain financial assets currently measured at amortized cost (except held-to-maturity securities). The election is to be applied on an instrument-by-instrument basis. ASU 2016-13 is effective for us for our first quarter of 2020. We are currently assessing the impact this guidance may have on our consolidated financial statements.

2.    Business Combinations
In the three months ended September 30, 2018, we acquired Mojo Networks, Inc. (“Mojo”) and Metamako Holding PTY LTD. (“Metamako”) in order to extend our cognitive cloud networking architecture and to improve our next generation platforms for low-latency applications.
The total fair value of consideration transferred for these acquisitions was approximately $117.5 million, which consisted of $101.9 million in cash and $15.6 million for the fair value of 58,072 shares of our common stock issued. The following table summarizes our preliminary purchase price allocation of the two acquisitions, in aggregate, based on the estimated fair value of the assets acquired and liabilities assumed at their respective acquisition dates (in thousands):

Purchase Price Allocation
Cash and cash equivalents	$4,953
Other tangible assets	23,824
Liabilities	(28,706)
Intangible assets	63,720
Goodwill	53,684
Net assets acquired	$117,475

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
We measure and report our cash equivalents, restricted cash, and available-for-sale marketable securities at fair value on a recurring basis. The following tables summarize the amortized costs, unrealized gains and losses and fair value of these financial assets by significant investment category and their level within the fair value hierarchy (in thousands):

	June 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Level I	Level II	Level III
Financial Assets:
Cash Equivalents:
Money market funds	$518,039	$—	$—	$518,039	$518,039	$—	$—
Agency securities	3,992	—	—	3,992	—	3,992	—
U.S. government notes	3,996	—	—	3,996	3,996	—	—
	526,027	—	—	526,027	522,035	3,992	—
Marketable Securities:
Corporate bonds	658,913	2,863	(33)	661,743	—	661,743	—
U.S. government notes	342,004	834	(11)	342,827	342,827	—	—
Agency securities	269,193	864	(28)	270,029	—	270,029	—
Commercial paper	35,790	—	—	35,790	—	35,790	—
Certificates of deposits (1)	3,000	—	—	3,000	—	3,000	—
	1,308,900	4,561	(72)	1,313,389	342,827	970,562	—
Other Assets:
Money market funds - restricted	4,222	—	—	4,222	4,222	—	—
Total Financial Assets	$1,839,149	$4,561	$(72)	$1,843,638	$869,084	$974,554	$—

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Level I	Level II	Level III
Financial Assets:
Cash Equivalents:
Money market funds	$322,080	$—	$—	$322,080	$322,080	$—	$—
Marketable Securities:
Corporate bonds	660,353	264	(1,399)	659,218	—	659,218	—
U.S. government notes	308,946	118	(286)	308,778	308,778	—	—
Agency securities	273,993	240	(511)	273,722	—	273,722	—
Commercial paper	59,479	—	—	59,479	—	59,479	—
Certificates of deposits (1)	5,000	—	—	5,000	—	5,000	—
	1,307,771	622	(2,196)	1,306,197	308,778	997,419	—
Other Assets:
Money market funds - restricted	4,214	—	—	4,214	4,214	—	—
Total Financial Assets	$1,634,065	$622	$(2,196)	$1,632,491	$635,072	$997,419	$—

______________________
(1) As of June 30, 2019 and December 31, 2018, all of our certificates of deposits were domestic deposits.
We did not realize any other-than-temporary losses on our marketable securities for the three and six months ended June 30, 2019 and 2018. As of June 30, 2019 and December 31, 2018, total unrealized losses of our marketable securities that had been in a continuous unrealized loss position were immaterial. We invest in marketable securities that have maximum maturities of up to two years and are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these marketable securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those marketable securities purchased at a time with lower interest rates show a mark-to-market unrealized loss. We expect to realize the full value of these investments upon maturity or sale and therefore, we do not consider any of our marketable securities to be other-than-temporarily impaired as of June 30, 2019.
As of June 30, 2019, the contractual maturities of our investments did not exceed 24 months. The fair values of available-for-sale marketable securities, by remaining contractual maturity, are as follows (in thousands):

June 30, 2019
Due in 1 year or less	$932,285
Due in 1 year through 2 years	381,104
Total marketable securities	$1,313,389
The weighted-average remaining duration of our current marketable securities is approximately 0.8 years as of June 30, 2019. As we view these securities as available to support current operations, we classify securities with maturities beyond 12 months as current assets under the caption marketable securities in the accompanying unaudited condensed consolidated balance sheets.

4.    Financial Statements Details
Cash, Cash Equivalents and Restricted Cash
The following table is a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying condensed consolidated balance sheets that sum to the total of the same such amounts shown in the accompanying condensed consolidated statements of cash flows (in thousands):

	June 30, 2019	June 30, 2018
Cash and cash equivalents	$944,414	$711,157
Restricted cash included in other assets	4,222	5,512
Total cash, cash equivalents and restricted cash	$948,636	$716,669

Restricted cash included in other assets as of June 30, 2019 and June 30, 2018 primarily included $4.0 million pledged as collateral representing a security deposit required for a facility lease. In addition, restricted cash included in other assets as of June 30, 2018 included $1.1 million related to a letter of credit issued to a business partner.
Accounts Receivable, Net
Accounts receivable, net consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Accounts receivable	$350,568	$340,897
Allowance for doubtful accounts	(837)	(507)
Product sales rebate and returns reserve	(6,651)	(8,613)
Accounts receivable, net	$343,080	$331,777

Inventories
Inventories consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$105,639	$76,795
Finished goods	208,538	187,762
Total inventories	$314,177	$264,557

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Prepaid income taxes	$43,464	$38,636
Inventory deposit	14,250	14,639
Other current assets	43,665	95,730
Other prepaid expenses and deposits	12,079	13,316
Total prepaid expenses and other current assets	$113,458	$162,321

Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Equipment and machinery	$59,720	$55,912
Computer hardware and software	33,229	30,566
Leasehold improvements	31,402	36,447
Furniture and fixtures	3,736	3,697
Building	—	35,154
Construction-in-process	959	3,591
Property and equipment, gross	129,046	165,367
Less: accumulated depreciation	(88,023)	(90,012)
Property and equipment, net	$41,023	$75,355

On January 1, 2019, upon the adoption of ASC 842, we derecognized the building and certain leasehold improvements that were capitalized for our corporate headquarters building under a build-to-suit arrangement. See Note 1 and Note 6 for further details.
Depreciation expense was $4.8 million and $5.4 million for the three months ended June 30, 2019 and 2018, respectively, and $9.5 million and $10.7 million for the six months ended June 30, 2019 and 2018, respectively.

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued payroll related costs	$55,957	$70,755
Accrued manufacturing costs	30,318	31,336
Accrued product development costs	12,189	6,988
Accrued professional fees	6,312	5,678
Accrued warranty costs	5,074	5,362
Other	4,048	3,135
Total accrued liabilities	$113,898	$123,254

Warranty Accrual
The following table summarizes the activity related to our accrued liability for estimated future warranty costs (in thousands):

	Six Months Ended June 30,
	2019	2018
Warranty accrual, beginning of period	$5,362	$7,415
Liabilities accrued for warranties issued during the period	2,082	3,813
Warranty costs incurred during the period	(2,370)	(3,046)
Warranty accrual, end of period	$5,074	$8,182

Contract Balances
The following table summarizes the activity related to our contract assets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Contract assets, beginning balance	$5,699	$—	$6,341	$—
Contract assets, ending balance	1,668	6,959	1,668	6,959
The following table summarizes the activity related to our contract liabilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Contract liabilities, beginning balance	$37,314	$18,838	$32,595	$16,521
Less: Revenue recognized from beginning balance	(3,552)	(1,933)	(6,766)	(4,070)
Less: Beginning balance reclassified to deferred revenue	(1,593)	(906)	(1,205)	(731)
Add: Contract liabilities recognized	9,857	5,843	17,402	10,122
Contract liabilities, ending balance	$42,026	$21,842	$42,026	$21,842

As of June 30, 2019 and December 31, 2018, $16.7 million and $13.5 million of our contract liabilities, respectively, was included in “Other current liabilities” with the remaining balances included in “Other long-term liabilities”.

Deferred Revenue and Performance Obligations
Deferred revenue is comprised mainly of unearned revenue related to multi-year PCS contracts, services and product deferrals related to acceptance clauses. The following table summarizes the activity related to our deferred revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Deferred revenue, beginning balance (1)	$536,471	$456,054	$587,227	$498,740
Less: Revenue recognized from beginning balance	(119,542)	(112,998)	(253,616)	(238,557)
Add: Deferral of revenue in current period, excluding amounts recognized during the period	85,289	105,588	168,607	188,461
Deferred revenue, ending balance	$502,218	$448,644	$502,218	$448,644
______________________
(1) The beginning balance of the six months ended June 30, 2018 excludes $16.5 million that was reclassified to other current liabilities and other long-term liabilities at January 1, 2018 as a result of our adoption of ASC 606.

Revenue from Remaining Performance Obligations
Revenue from remaining performance obligations represents contracted revenue that has not yet been recognized, which includes contract liabilities and deferred revenue that will be recognized as revenue in future periods. As of June 30, 2019, approximately $545.7 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 83% of these remaining performance obligations over the next 2 years and 17% during the 3rd to the 5th year.
Other Income (Expense), Net
Other income (expense), net consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income	$13,107	$7,964	$25,005	$13,348
Interest expense	—	(680)	—	(1,367)
Gain (loss) on investment in privately-held companies	—	(9,100)	1,150	(9,100)
Other income (expense), net	704	(353)	(11)	(894)
Total	$13,811	$(2,169)	$26,144	$1,987

Upon the adoption of ASC 842 on January 1, 2019, we derecognized the lease financing obligation associated with a build-to-suit lease, and therefore did not incur interest expense in the three and six months ended June 30, 2019. See Note 1 for further details.

5.    Investments
Investments in Privately-Held Companies
Our investments are in the equity of privately-held companies, which do not have readily determinable fair values. The following table summarizes cost, impairments and/or downward adjustments, upward adjustments, and carrying value of our investments in privately-held companies held as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Cost of investment	$44,136	$44,136
Cumulative impairment	(15,000)	(15,000)
Cumulative upward adjustment	2,350	1,200
Carrying amount of investment	$31,486	$30,336

As of June 30, 2019 and December 31, 2018, the portion of the carrying amount of the investments that have been remeasured to fair value as a result of impairment or observable transactions totaled $26.5 million and $22.3 million, respectively, and are classified within Level III of the fair value hierarchy.

During the three months ended June 30, 2019, there were no realized or unrealized gains/losses recorded. During the six months ended June 30, 2019, we recorded $1.2 million of unrealized gains. During the three and six months ended June 30, 2018, we also recorded $1.2 million of unrealized gains. These unrealized gains were recorded on investments that were re-measured to fair value as of the date observable transactions occurred. In addition, during the three and six months ended June 30, 2018, we recorded an impairment of $10.3 million on one of our investments. These unrealized gains and losses are classified in "Other income (expense), net" in our accompanying unaudited condensed consolidated statements of operations.

6.    Leases
Operating Leases
We lease various offices and data centers in North America, Europe, Asia and Australia under non-cancelable operating lease arrangements that expire on various dates through 2028. Some of our leases include options to extend the term of such leases for a period from three months to up to 10 years and/or options to early terminate the leases. As of June 30, 2019, we did not include any such options in determining the lease terms because we were not reasonably certain that we would exercise those options. Most of our leases require us to pay certain operating expenses in addition to base rent, such as taxes, repairs, and insurance and contain renewal and escalation clauses.
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
The following table summarizes the supplemental balance sheet information related to our operating leases as of June 30, 2019 (in thousands).

	Financial Statement Classification	June 30, 2019
Right-of-use assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$94,203
Lease liabilities:
Operating lease liabilities, current	Other current liabilities	14,666
Operating lease liabilities, non-current	Operating lease liabilities, non-current	89,705
Total operating lease liabilities		$104,371

The following table summarizes our lease costs for the three and six months ended June 30, 2019 (in thousands).

	Financial Statement Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease costs:
Fixed lease costs	Operating expenses	$5,615	$11,098
Variable lease costs	Operating expenses	1,531	2,995
Total operating lease costs		$7,146	$14,093

The operating lease costs in the table above include costs for long-term leases and short-term leases. Total short-term lease costs were immaterial. Fixed lease costs include expenses recognized for base rent payments on a straight-lined basis. Variable lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments, and are excluded from the calculation of operating lease liabilities and ROU assets. For the three and six months ended June 30, 2019, cash paid for amounts associated with our operating lease liabilities were approximately $4.6 million and $9.0 million, respectively, which were classified as operating activities in the condensed consolidated statements of cash flows.

Prior to 2019, we recognized rent expense for our operating leases under the legacy guidance ASC 840. For the three and six months ended June 30, 2018, rent expense for all operating leases amounted to $2.9 million and $5.7 million, respectively, and did not include maintenance, utilities and other operating expenses in accordance with ASC 840.
The following table shows our undiscounted future fixed payment obligations under our recognized operating leases and a reconciliation to the operating lease liabilities as of June 30, 2019 (in thousands).

June 30, 2019
Remainder of 2019	$9,458
2020	20,042
2021	20,800
2022	21,153
2023	17,498
2024 and thereafter	35,870
Total future fixed operating lease payments	124,821
Less:
Imputed interest	(20,450)
Total operating lease liabilities	$104,371

June 30, 2019
Weighted-average remaining lease term — operating leases	6.2 years
Weighted-average discount rate — operating leases	5.1%

7.    Commitments and Contingencies
Leases
We lease various offices and data centers in North America, Europe, Asia and Australia under non-cancelable operating lease arrangements that expire on various dates through 2028. See Note 6 for our future minimum payment obligations under our leases as of June 30, 2019.
Purchase Commitments
We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf based on our forecasts in order to reduce manufacturing lead times and ensure adequate component supply. We issue purchase orders to our contract manufacturers for finished products and a significant portion of these orders consist of firm non-cancellable commitments. In addition, we purchase strategic component inventory from certain suppliers under purchase commitments that in some cases are non-cancellable, including integrated circuits, which are consigned to our contract manufacturers. As of June 30, 2019, we had non-cancellable purchase commitments of $230.9 million, of which $208.8 million was to our contract manufacturers and suppliers. In addition, we have provided deposits to secure our obligations to purchase inventory. We had $17.0 million and $17.4 million in deposits as of June 30, 2019 and December 31, 2018, respectively. These deposits are classified in “Prepaid expenses and other current assets” and “Other assets” in our accompanying unaudited condensed consolidated balance sheets.
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
The parties tried Phase I of the case, relating to contract interpretation and application of the contract to certain claimed source code, in September 2015. On March 23, 2016, the Court issued a Final Statement of Decision Following Phase I Trial, in which it agreed with and adopted our interpretation of the 2004 agreement and held that we, and not OptumSoft, own all the software at issue in Phase I. The remaining issues that were not addressed in the Phase I trial are set to be tried in Phase II, including the application of the Court’s interpretation of the 2004 agreement to any other source code that OptumSoft claims to own and the trade secret misappropriation and confidentiality claims. The Court has agreed to vacate the trial date pending the parties’ efforts to settle the issues in dispute in the Phase II trial.
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
We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2019, provisions recorded for contingent losses related to other claims and matters have not been significant. Based on currently available information, management does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable, and believes these other matters are not likely, individually and in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.
8.    Stockholders’ Equity
Stock Repurchase Program
In April 2019, our board of directors authorized a $1.0 billion stock repurchase program (the “Repurchase Program”). This authorization allows us to repurchase shares of our common stock opportunistically and will be funded from working capital. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchases, trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or a combination of the foregoing. The Repurchase Program, which expires in April 2022, does not obligate us to acquire any of our common stock, and may be suspended or discontinued by us at any time without prior notice. As of June 30, 2019, the remaining authorized amount for stock repurchases under this program was approximately $900.0 million.
A summary of the stock repurchase activity under the Repurchase Program for the three and six months ended June 30, 2019 is as follows (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Aggregate purchase price	$100,008	$100,008
Shares repurchased	407	407
Average price paid per share	$245.95	$245.95

The aggregate purchase price of repurchased shares of our common stock is recorded as a reduction to retained earnings. All shares repurchased under the Repurchase Program have been retired.
Equity Award Plan Activities
2014 Employee Stock Purchase Plan
Effective January 1, 2019, our board of directors authorized an increase of 756,679 shares to shares available for issuance under our 2014 Employee Stock Purchase Plan (the “ESPP”). Pursuant to the ESPP, the 2019 share increase was determined based the lesser of 1% of the total shares of common stock outstanding on December 31, 2018, 2,500,000 shares, or such amount as determined by our board of directors. During the three months ended June 30, 2019, we issued 45,743 shares at a weighted-average purchase price of $190.31 per share, respectively, under the ESPP. As of June 30, 2019, there remained 3,244,374 shares available for issuance under the ESPP.

Stock Option Activities
The following table summarizes the option activity under our stock plans and related information (in thousands, except years and per share amounts):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years) of Stock Options	Aggregate Intrinsic Value of Stock Options Outstanding
Balance—December 31, 2018	5,899	$37.09	5.2	$1,027,741
Options granted	76	226.53
Options exercised	(1,000)	29.39
Options canceled	(14)	32.22
Balance—June 30, 2019	4,961	$41.57	4.8	$1,081,820
Vested and exercisable—June 30, 2019	2,628	$26.75	4.3	$612,008

Restricted Stock Unit (RSU) Activities
A summary of the RSU activity under our 2014 equity incentive plan (“2014 Plan”) and related information are presented below (in thousands, except years and per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Unvested balance—December 31, 2018	1,308	$150.60	1.5	$275,638
RSUs granted	268	245.20
RSUs vested	(266)	114.91
RSUs forfeited/canceled	(34)	184.47
Unvested balance—June 30, 2019	1,276	$176.99	1.7	$331,178

Shares Available for Grant
The following table presents the stock activity and the total number of shares available for grant under the 2014 Plan as of June 30, 2019 (in thousands):

Number of Shares
Balance—December 31, 2018	15,386
Options granted	(76)
RSUs granted	(268)
Options canceled	14
RSUs forfeited	34
Shares traded for taxes	18
Balance—June 30, 2019	15,108

Stock-Based Compensation Expense
Total stock-based compensation expense related to options, restricted stock units, restricted stock, and employee stock purchase rights granted were allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$1,028	$1,236	$2,126	$2,438
Research and development	12,568	11,745	25,699	22,690
Sales and marketing	7,097	6,274	13,631	12,234
General and administrative	3,604	3,223	7,132	5,967
Total stock-based compensation	$24,297	$22,478	$48,588	$43,329

As of June 30, 2019, unrecognized stock-based compensation expenses by award type and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	June 30, 2019
	Stock Option	RSU	ESPP	Restricted Stock
Unrecognized stock-based compensation expense	$53,788	$203,793	$4,681	$4,665
Weighted-average amortization period	3.6 years	3.5 years	0.9 years	3.2 years

9.    Net Income (Loss) Per Share Available to Common Stock
The following table sets forth the computation of our basic and diluted net income (loss) per share available to common stock (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Basic:
Net income (loss)	$189,251	$(155,269)	$390,280	$(10,731)
Less: undistributed earnings allocated to participating securities	(99)	82	(217)	6
Net income (loss) available to common stockholders, basic	$189,152	$(155,187)	$390,063	$(10,725)
Diluted:
Net income (loss) attributable to common stockholders, basic	$189,152	$(155,187)	$390,063	$(10,725)
Add: undistributed earnings allocated to participating securities	6	—	13	—
Net income (loss) attributable to common stockholders, diluted	$189,158	$(155,187)	$390,076	$(10,725)
Denominator:
Basic:
Weighted-average shares used in computing net income (loss) per share available to common stockholders, basic	76,552	74,503	76,238	74,250
Diluted:
Weighted-average shares used in computing net income (loss) per share available to common stockholders, basic	76,552	74,503	76,238	74,250
Add weighted-average effect of dilutive securities:
Stock options and RSUs	4,775	—	5,025	—
Employee stock purchase plan	8	—	8	—
Weighted-average shares used in computing net income (loss) per share available to common stockholders, diluted	81,335	74,503	81,271	74,250
Net income (loss) per share attributable to common stockholders:
Basic	$2.47	$(2.08)	$5.12	$(0.14)
Diluted	$2.33	$(2.08)	$4.80	$(0.14)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share available to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options and RSUs to purchase common stock	195	8,011	179	8,168
Employee stock purchase plan	31	145	68	132
Total	226	8,156	247	8,300

10.    Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in thousands, except percentages)
Income (loss) before income taxes	$220,648	$(241,972)	$427,323	$(99,078)
Provision for (benefit from) income taxes	31,397	(86,703)	$37,043	$(88,347)
Effective tax rate	14.2%	35.8%	8.7%	89.2%

The effective tax rates above reflect tax expense recorded on pre-tax income in the three and six months ended June 30, 2019 and overall tax benefits recorded on pre-tax income in the three and six months ended June 30, 2018. The change in effective tax rate in the three and six months ended June 30, 2019, as compared to the same periods in 2018, is a result of the significant benefit on the $405 million charge related to the legal settlement recorded in the three and six months ended June 30, 2018 and to the overall increase in worldwide earnings, which proportionally exceeded the increase in excess tax benefits attributable to equity compensation.
On June 7, 2019, the Court of Appeals for the Ninth Circuit issued an opinion on Altera Corporation and Subsidiaries vs. Commissioner on Internal Revenue (“Opinion”). The Opinion overturned the Tax Court decision and ruled in favor of the Commissioner validating the Regulations requiring stock-based compensation to be included in a cost sharing arrangement. As a result of the Opinion, we have changed our position and determined it is more likely than not that these Regulations are valid. As such, we have accounted for the impact of the decision in the three months ended June 30, 2019 resulting in a discrete income tax expense of $9.8 million. Further, the estimated annual effective tax rate for the year ending December 31, 2019 includes the estimated impact of sharing stock-based compensation within our cost sharing arrangement.

11.    Segment Information
We have determined that we operate as one reportable segment. The following table represents revenue based on the customer’s location, as determined by the customer’s shipping address (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Americas	$446,370	$377,460	$886,008	$692,958
Europe, Middle East and Africa	112,060	101,811	223,329	223,697
Asia-Pacific	49,891	40,574	94,408	75,679
Total revenue	$608,321	$519,845	$1,203,745	$992,334
Long-lived assets, excluding intercompany receivables, investments in subsidiaries, privately-held equity investments and deferred tax assets, net by location are summarized as follows (in thousands):

	June 30, 2019	December 31, 2018
United States	$35,108	$69,238
International	5,915	6,117
Total	$41,023	$75,355

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
Historically, large purchases by a relatively limited number of end customers have accounted for significant portion of our revenue. We have experienced unpredictability in the timing of large orders, especially with respect to our large end customers, due to the complexity of orders, the time it takes end customers to evaluate, test, qualify and accept our products and other factors specific to our end customers. Due to these factors, we expect continued variability in our customer concentration and timing of sales on a quarterly and annual basis. For example, our sales to Microsoft as an end-user in fiscal 2018 represented 27% of revenue for the year due to certain factors that are not expected to be repeated in fiscal 2019 or future fiscal years. As a result, the percentage of our revenue from Microsoft in fiscal 2019 is expected to decline.
In addition, we have provided, and may in the future provide, pricing discounts to large end customers, which may result in lower margins for the period in which such sales occur. Our gross margins may also fluctuate as a result of the timing of such sales to large end customers.

Results of Operations
Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018
Revenue, Cost of Revenue and Gross Profit (in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change in		2019	2018	Change in
	$	$	$	%	$	$	$	%
Revenue
Product	$513,171	$444,767	$68,404	15.4%	$1,018,586	$852,384	$166,202	19.5%
Service	95,150	75,078	20,072	26.7	185,159	139,950	45,209	32.3
Total revenue	608,321	519,845	88,476	17.0	1,203,745	992,334	211,411	21.3
Cost of revenue
Product	200,534	171,622	28,912	16.8	398,686	328,313	70,373	21.4
Service	17,596	14,340	3,256	22.7	34,298	27,219	7,079	26.0
Total cost of revenue	218,130	185,962	32,168	17.3	432,984	355,532	77,452	21.8
Gross profit	$390,191	$333,883	$56,308	16.9%	$770,761	$636,802	$133,959	21.0%
Gross margin	64.1%	64.2%			64.0%	64.2%

Revenue by Geography (in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	% of Total	2018	% of Total	2019	% of Total	2018	% of Total
Americas	$446,370	73.4%	$377,460	72.6%	$886,008	73.6%	$692,958	69.8%
Europe, Middle East and Africa	112,060	18.4	101,811	19.6	223,329	18.6	223,697	22.5
Asia-Pacific	49,891	8.2	40,574	7.8	94,408	7.8	75,679	7.7
Total revenue	$608,321	100.0%	$519,845	100.0%	$1,203,745	100.0%	$992,334	100.0%
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
Product revenue increased $68.4 million, or 15.4%, and $166.2 million, or 19.5%, in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The increases were primarily driven by sales to our existing customers as they continued to expand and upgrade their cloud networks. In addition, our newer switch products have continued to gain market acceptance, which has contributed to our revenue growth. Service revenue increased $20.1 million, or 26.7%, and $45.2 million, or 32.3%, in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018 as a result of continued growth in initial and renewal support contracts as our customer installed base has continued to expand. We continue to experience pricing pressure on our products and services due to competition, but demand for our products and growth in our installed base has more than offset this pricing pressure during the period. However, we experienced a slowdown in demand from certain large end customers during the second quarter of 2019, and this slowdown could continue in future periods. In order to continue to grow our future revenue, we must continue to add new cloud data center networking customers and expand our presence in the campus switching and WiFi networking markets.
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
Cost of revenue increased $32.2 million, or 17.3%, and $77.5 million, or 21.8%, in the three and six months ended June 30,

2019, respectively, compared to the same periods in 2018. The increases were primarily due to the corresponding increases in product and service revenues.
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
Gross margin decreased from 64.2% to 64.1% for the three months ended June 30, 2019 and from 64.2% to 64.0% for the six months ended June 30, 2019 compared to the same periods in 2018. The decreases were primarily driven by a decrease in product margin due to increased product transition costs including some excess and obsolete inventory-related charges, mostly offset by a favorable customer mix with lower discounts on smaller volume transactions. Service margin continued to improve due to a relatively fixed services cost base and growing service revenues.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change in		2019	2018	Change in
	$	$	$	%	$	$	$	%
Operating expenses:
Research and development	$114,295	$104,078	$10,217	9.8%	$233,964	$206,440	$27,524	13.3%
Sales and marketing	53,040	46,188	6,852	14.8	104,093	88,328	15,765	17.8
General and administrative	16,019	18,420	(2,401)	(13.0)	31,525	38,099	(6,574)	(17.3)
Legal settlement	—	405,000	(405,000)	(100.0)	—	405,000	(405,000)	(100.0)
Total operating expenses	$183,354	$573,686	$(390,332)	(68.0)%	$369,582	$737,867	$(368,285)	(49.9)%
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
Research and development expenses increased $10.2 million, or 9.8%, and $27.5 million, or 13.3%, for the three and six months ended June 30, 2019 compared to the same periods in 2018. The increases in the three and six months ended June 30, 2019 included a $6.7 million and a $17.2 million increase in personnel costs driven primarily by growth in headcount, including headcount additions from the two acquisitions we completed in the third quarter of 2018, a $2.7 million and a $5.6 million increase in new products compliance testing and certification services costs, and a $1.7 million and a $4.8 million increase in research and development-related facilities and IT costs due to headcount growth and facilities expansion.
Sales and marketing.
Sales and marketing expenses consist primarily of personnel costs, marketing and promotional activities, and an allocated portion of facility and IT costs including depreciation. We expect our sales and marketing expenses to increase in absolute dollars as we continue to expand our sales and marketing efforts worldwide.
Sales and marketing expenses increased $6.9 million, or 14.8%, and $15.8 million, or 17.8%, for the three and six months ended June 30, 2019 compared to the same periods in 2018. The increases in the three and six months ended June 30, 2019 included a $7.7 million and a $13.2 million increase in personnel costs due to growth in headcount and higher sales volumes, which resulted in an increase in compensation, including sales commissions.

General and administrative.
General and administrative expenses consist primarily of personnel costs, professional services fees, litigation-related expenses, and an allocated portion of facility and IT costs including depreciation. General and administrative personnel costs include those for our executive, finance, human resources and legal functions. Our professional services fees are primarily due to external legal, accounting and tax services.
General and administrative expenses decreased $2.4 million, or 13.0%, and $6.6 million, or 17.3%, for the three and six months ended June 30, 2019 compared to the same periods in 2018. The decrease in each period was primarily due to a $3.1 million and an $8.7 million decrease in litigation fees related to a reduced level of litigation activities as a result of the settlement of our litigation with Cisco in August 2018, which was partially offset by a $0.6 million and a $1.8 million increase in personnel costs.
Legal settlement.
During the three and six months ended June 30, 2018, we recorded $405.0 million in legal settlement expenses in connection with a binding term sheet (“Term Sheet”) that was entered into on August 6, 2018 between the Company and Cisco (the “Legal Settlement”), which included a $400.0 million payment to Cisco and $5.0 million of legal fees associated with the settlement. Pursuant to the Term Sheet, the Company and Cisco obtained dismissals of all then ongoing district court and USITC litigation between us. On December 3, 2018, the parties entered into a mutual release and settlement agreement, which superseded the Term Sheet but did not substantially alter the terms.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change in		2019	2018	Change in
	$	$	$	%	$	$	$	%
Other income (expense), net:
Interest income	$13,107	$7,964	$5,143	64.6%	$25,005	$13,348	$11,657	87.3%
Interest expense	—	(680)	680	(100.0)	—	(1,367)	1,367	(100.0)
Gain (loss) on investments in privately-held companies	—	(9,100)	9,100	(100.0)	1,150	(9,100)	10,250	(112.6)
Other income (expense), net	704	(353)	1,057	(299.4)	(11)	(894)	883	(98.8)
Total other income (expense), net	$13,811	$(2,169)	$15,980	(736.7)%	$26,144	$1,987	$24,157	1,215.8%
The increases in other income (expense), net, during the three and six months ended June 30, 2019 as compared to the same periods of 2018 were partially due to increases in interest income as we continued to generate cash and expand our marketable securities portfolios and favorable changes in gain (loss) on our investments in privately-held companies. See Note 5. Investments of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for further discussion.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change in		2019	2018	Change in
	$	$	$	%	$	$	$	%
Income (loss) before income taxes	$220,648	$(241,972)	$462,620	(191.2)%	$427,323	$(99,078)	$526,401	(531.3)%
Provision for (benefit from) income taxes	31,397	(86,703)	118,100	(136.2)%	37,043	(88,347)	125,390	(141.9)%
Effective tax rate	14.2%	35.8%			8.7%	89.2%
For the three and six months ended June 30, 2019, we recorded expenses of $31.4 million and $37.0 million, respectively. For the three and six months ended June 30, 2018, we recorded benefits of $86.7 million and $88.3 million, respectively. The income tax benefits for the 2018 periods included a $99.0 million federal and state tax benefit on the $405.0 million charge related to the Legal Settlement recorded in the three and six months ended June 30, 2018. In addition, the changes in our income taxes were attributable to a change in our position on sharing stock-based compensation within our cost sharing arrangement as a result of an opinion issued in June 2019. See Note 10. Income Taxes of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for further information. The remaining changes in the income taxes were attributable to the overall increase in worldwide earnings.
Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of June 30, 2019, our total balance of cash, cash equivalents and marketable securities was approximately $2.3 billion, of which approximately $318.3 million was held outside the U.S. in our foreign subsidiaries.
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
Cash Flows

	Six Months Ended June 30,
	2019	2018

	(in thousands)
Cash provided by operating activities	$366,476	$326,125
Cash used in investing activities	(5,510)	(496,972)
Cash provided by (used in) financing activities	(66,566)	23,426
Effect of exchange rate changes	72	(607)
Net increase (decrease) in cash, cash equivalents and restricted cash	$294,472	$(148,028)
Cash Flows from Operating Activities
During the six months ended June 30, 2019, cash provided by operating activities was $366.5 million, primarily from net income of $390.3 million and non-cash adjustments to net income of $75.8 million, offset partially by a net decrease of $99.6 million in cash from changes in our operating assets and liabilities. Our operating cash benefited primarily from a $48.9 million decrease in prepaid expenses and other current assets including a reduction in deferred cost of inventory related to recognition of product deferred revenue and a $14.4 million increase in income taxes payable. These favorable changes were more than offset by an $85.0 million decrease in deferred revenue primarily due to the recognition of product deferred revenue related to contract acceptance terms, a $49.6 million increase in inventories primarily related to upcoming product transitions, an $11.3 million increase in accounts receivable due to timing of billing and cash collections, and a $9.5 million decline in accrued liabilities due to net payments made under our corporate bonus program, and the timing of vendor payments related to product development activities and inventory purchases, partially offset by an increase in manufacturer/supplier liability accruals.
During the six months ended June 30, 2018, cash provided by operating activities was $326.1 million, primarily from net loss of $10.7 million with non-cash adjustments to net income of $44.7 million, and a net increase of $292.2 million in cash from changes in our operating assets and liabilities. The increase in cash from changes in operating assets and liabilities was primarily due to a $405.0 million legal settlement liability accrued in the second quarter of 2018 in connection with the Legal Settlement, a $60.8 million decrease in inventories driven by improved inventory management and timing of receipts, and a $6.7 million increase in income taxes payable. These cash inflows were partially offset by cash outflows of $72.4 million from an increase in prepaid expenses and other current assets primarily due to higher prepaid income taxes in connection with an income tax benefit associated with the Legal Settlement charges referenced above, offset partially by lower deferred costs of inventory associated with the lower product revenue deferrals referenced below, $50.1 million from a decline in deferred revenue primarily related to customer acceptance of our 945 investigation-related product redesigns, $47.2 million from a decline in accrued liabilities due to corporate bonus payments and the timing of vendor payments, and $13.6 million from an increase in accounts receivable due to timing of billing and cash collections.
Cash Flows from Investing Activities
During the six months ended June 30, 2019, cash used in investing activities was $5.5 million, consisting of purchases of available-for-sale securities of $549.4 million, offset by proceeds of $552.5 million from maturities of marketable securities, and purchases of property and equipment of $8.6 million.
During the six months ended June 30, 2018, cash used in investing activities was $497.0 million, consisting of purchases of available-for-sale securities of $696.7 million, offset by proceeds of $222.8 million from maturities of marketable securities, and purchases of property and equipment of $13.1 million.
Cash Flows from Financing Activities
During the six months ended June 30, 2019, cash used in financing activities was $66.6 million, consisting of payments for repurchases of our common stock from the open market of $100.0 million and minimum payroll taxes withheld of $4.7 million upon vesting of restricted stock units, offset partially by proceeds from the issuance of common stock under employee equity incentive plans of $38.1 million.
During the six months ended June 30, 2018, cash provided by financing activities was $23.4 million, consisting primarily of proceeds from the issuance of common stock under employee equity incentive plans of $28.8 million, offset by minimum tax withheld for employees of $4.5 million.
Stock Repurchase Program
From time to time, we repurchase stock opportunistically pursuant to our Repurchase Program authorized by our board of directors in April 2019. The repurchases are funded from working capital. The Repurchase Program, which expires in April 2022, does not obligate us to acquire any of our common stock, and may be suspended or discontinued by us at any time without prior notice. As of June 30, 2019, the remaining authorized amount for stock repurchases under this program is approximately $900.0 million. Refer to Note 8. Equity Award Plan Activities of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for further discussion.
Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
Our contractual obligations represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through cash generated from operations and from our existing balances of cash, cash equivalent and marketable securities. As of June 30, 2019, our principal commitments consist primarily of obligations under operating leases for offices and data centers and purchase commitments with our contract manufacturers and suppliers. See Note 6. Leases and Note 7. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for future payment commitments under leases and our purchase commitments as of June 30, 2019, respectively.

Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected. We believe the critical accounting policies and estimates discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K filed with the SEC on February 15, 2019, reflect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K.
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
Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the U.S. and to a lesser extent in Europe and Asia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. For the three and six months ended June 30, 2019, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our operating results. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements. While we have not engaged in the hedging of our foreign currency transactions to date and do not enter into any hedging contracts for trading or speculative purposes, we may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar.
Interest Rate Sensitivity
As of June 30, 2019 and December 31, 2018, we had cash, cash equivalents and available-for-sale marketable securities totaling $2.3 billion and $2.0 billion, respectively. Cash equivalents and marketable securities were invested primarily in money market funds, corporate bonds, U.S. agency mortgage-backed securities, U.S. treasury securities and commercial paper. Our primary investment objectives are to preserve capital and maintain liquidity requirements. In addition, our policy limits the amount of credit exposure to any single issuer. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the U.S. A decline in interest rates would reduce our interest income on our cash, cash equivalents and marketable securities. For the three and six months ended June 30, 2019, the effect of a hypothetical 100 basis point increase or decrease in overall interest rates would not have had a material impact on our interest income.
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

Investments in Privately-Held Companies
Our non-marketable equity investments in privately-held companies are recorded in “Investments” in our condensed consolidated balance sheets. As of June 30, 2019 and December 31, 2018, the total carrying amount of our investments in privately-held companies was $31.5 million and $30.3 million. See Note 5. Investments of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, that occurred during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our business depends on the overall demand for information technology, network connectivity and access to data and applications. Weak domestic or global economic conditions, fear or anticipation of such conditions, international trade disputes, or a reduction in information technology and network infrastructure spending even if economic conditions improve, could adversely affect our business, financial condition, results of operations and prospects in a number of ways, including longer sales cycles, lower prices for our products and services, higher default rates among our distributors, reduced unit sales and lower or no growth. For example, the global macroeconomic environment could be negatively affected by, among other things, instability in global economic markets resulting from increased U.S. trade tariffs on steel and other products and trade disputes between the U.S. and other countries, instability in the global credit markets, the impact and uncertainty regarding global central bank monetary policy, rising interest rates and increased inflation, including the recent rise in U.S. interest rates, the instability in the geopolitical environment as a result of the United Kingdom “Brexit” decision to withdraw from the European Union, economic challenges in China and ongoing U.S. and foreign governmental debt concerns. Such challenges have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets, particularly if any future sovereign debt defaults or significant bank failures or defaults occur. Market uncertainty and instability in Europe or Asia could intensify or spread further, particularly if ongoing stabilization efforts prove insufficient. Continuing or worsening economic instability could adversely affect spending for IT, network infrastructure, systems and tools. Continued turmoil in the geopolitical environment in many parts of the world may also affect the overall demand for our products. Although we do not believe that our business, financial condition, results of operations and prospects have been significantly adversely affected by economic and political uncertainty in Europe, Asia or other countries to date, deterioration of such conditions may harm our business, financial condition, results of operations and prospects in the future. A prolonged period of economic uncertainty or a downturn may also significantly affect financing markets, the availability of capital and the terms and conditions of financing arrangements, including the overall cost of financing as well as the financial health or creditworthiness of our end customers. Circumstances may arise in which we need, or desire, to raise additional capital, and such capital may not be available on commercially reasonable terms, or at all.
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
Additionally, from time to time, we invest in expansion into adjacent markets, including the campus switching and WiFi networking markets. Although we believe these solutions are complementary to our current offerings, we have less experience and a more limited operating history in these markets, and our efforts in this area may not be successful. Expanding our services in existing and new markets and increasing the depth and breadth of our presence imposes significant burdens on our marketing, compliance, and other administrative and managerial resources. Our plan to expand and deepen our market share in our existing markets and possibly expand into additional markets is subject to a variety of risks and challenges. Our success in these new markets depends on a variety of factors, including the following:

•	Our ability to develop new products, new product features and services that address the customer requirements for these markets;

•	Our ability to attract a customer base in markets in which we have less experience;

•	Our successful development of new sales and marketing strategies to meet customer requirements;

•	Our ability to develop new channel relationships and enhance existing relationships to market and sell new products;

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
In addition, new technologies could render our existing products obsolete or less attractive to end customers, and our business, financial condition, results of operations and prospects could be materially adversely affected if such technologies are widely adopted. For example, end customers may prefer to address their network switch requirements by licensing software operating systems separately and placing them on industry-standard servers or develop their own networking products rather than purchasing integrated hardware products as has occurred in the server industry. Additionally, end customers may require product upgrades including higher ethernet speeds and additional functionality to address the increasing demands of the cloud computing environments.
In the past several years, we have announced a number of new products and enhancements to our products and services. For example, we recently introduced our 7800R family of products for demanding 400G cloud networks. The success of our new products depends on several factors including, but not limited to, appropriate new product definition, the development of product features that sufficiently meet end-user requirements, component costs, timely completion and introduction of these products, prompt solution of any defects or bugs in these products, our ability to support these products, differentiation of new products from those of our competitors and market acceptance of these products.
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
Our ability to continue to compete effectively in a rapidly evolving market requires that we successfully release new products that meet the increasingly sophisticated networking requirements of our end customers. For example, we recently introduced our 7800R family of products for demanding 400G cloud networks and the next generation of the Arista 7500R, 7280R Series. The success of new product introductions will depend on a number of factors including, but not limited to, timely and successful product development, market acceptance of our new products, our ability to penetrate new markets, our ability to manage the risks associated with new product production ramp-up issues, the timely development and availability of new merchant silicon chips from our suppliers, the effective management of purchase commitments and inventory in line with anticipated product demand, the availability of products in appropriate quantities and costs to meet anticipated demand, and the risk that new products may have quality or other defects or deficiencies in the early stages of introduction. For example, our new product releases will require strong execution from our third party merchant silicon chip suppliers to develop and release new merchant silicon chips that satisfy end-customer requirements, to meet expected release schedules and to provide sufficient quantities of these components. In addition, we recently introduced Arista Cognitive Cloud Networking for the Campus as well as Mojo Cognitive WiFi and Metamako low latency switches. If we are unable to successfully manage our product introductions or transitions, or if we fail to penetrate new markets, as a result of any of these or other factors, our business, financial condition, results of operations and prospects could be adversely affected.

Our revenue growth rate in recent periods may not be indicative of our future performance.
Our revenue growth rate in recent periods may not be indicative of our future performance. We experienced annual revenue growth rates of 30.7%, 45.8%, and 34.8% in 2018, 2017, and 2016, respectively. In the future, we expect our revenue growth rates to decline as the size of our customer base increases, we achieve higher market penetration in our current target market and we continue to enter and expand into new target markets. Other factors may also contribute to declines in our growth rates, including changes in demand for our products and services, particularly from our large end customers, changes in capital spending by our large end customers, increased competition, our ability to successfully manage our expansion or continue to capitalize on growth opportunities, the maturation of our business and general economic, international trade conditions, and our ability to be successful in adjacent markets, such as the campus switching and WiFi networking markets. For example, we experienced a slowdown in demand from certain large end customers during the quarter ended June 30, 2019, and this slowdown could continue, which may impact our future revenue growth. You should not rely on our revenue for any prior quarterly or annual period as an indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected and our stock price could be volatile.
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
Any one of the factors above or the cumulative effect of several of the factors described above may result in significant fluctuations in our financial and other results of operations and may cause the market price of our common stock to decline. In the past, we failed to meet our financial expectations and the market price of our common stock declined. This variability and unpredictability could result in our failure to meet our revenue, gross margins, results of operations or other expectations contained in any forward looking financial guidance we have issued or the expectations of securities analysts or investors for a particular period. If we fail to meet or exceed such guidance or expectations for these or any other reasons, the market price of our common stock could decline substantially, and we could face costly lawsuits, including securities class action suits.
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
Historically, large purchases by a relatively limited number of end customers have accounted for a significant portion of our revenue, particularly in the cloud networking market. Many of these end customers make large purchases to complete or upgrade specific data center installations and are typically made on a purchase-order basis rather than pursuant to long-term contracts. For example, revenue from sales to Microsoft, through our channel partner, World Wide Technology, Inc., accounted for 27%, 16% and 16% of our revenue for the years ended December 31, 2018, 2017 and 2016, respectively. Our sales to Microsoft as an end-user in fiscal 2018 benefited from certain factors that are not expected to be repeated in fiscal 2019 or future years. As a result, the percentage of our revenue from Microsoft in fiscal 2019 is expected to decline.
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
We may be unable to sustain or increase our revenue from our large end customers, grow revenues with new or other existing end customers at the rate we anticipate or at all, or offset the discontinuation of concentrated purchases by our larger end customers with purchases by new or existing end customers. These customers can drive the growth in revenue for particular products and services based on factors such as: trends in the networking market, business mergers and acquisitions, trends in economic conditions and the overall fast growth of a customer’s underlying business. These customers could choose to divert all or a portion of their business with us to one of our competitors, demand pricing concessions for our services, require us to provide enhanced services that increase our costs, or reduce their spending levels. If these factors drove some of our large customers to cancel all or a portion of their business relationships with us, the growth in our business and the ability to meet our current and long-term financial forecasts may be materially impacted. We expect that such concentrated purchases will continue to contribute materially to our revenue for the foreseeable future and that our results of operations may fluctuate materially as a result of such larger end customers’ buying patterns. In addition, we may see consolidation of our customer base, such as among internet companies and cloud service providers, which could result in loss of end customers. The loss of such end customers, or a significant delay or reduction in their purchases, including reductions or delays due to customer departures from recent buying patterns, or an unfavorable change in competitive conditions could materially harm our business, financial condition, results of operations and prospects.
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
The data center and campus networking markets have been historically dominated by Cisco Systems (“Cisco”), with competition also coming from other large network equipment and system vendors, including Extreme Networks, Dell/EMC, Hewlett Packard Enterprise, and Juniper Networks. Most of our competitors and some strategic alliance partners have made acquisitions and/or have entered into or extended partnerships or other strategic relationships to offer more comprehensive product lines, including cloud networking solutions. For example, in the last few years alone, Broadcom acquired Brocade Communications Systems, Extreme Networks purchased certain data center networking assets from Broadcom/Brocade and Avaya, Dell acquired EMC, Hewlett Packard Enterprise acquired Aruba Networks, and Juniper Networks acquired Mist Systems. In addition, Cisco recently announced that it intends to acquire Acacia Communications, Inc. We also face competition from other companies and new market entrants, including “white box” switch vendors as well as current technology partners, suppliers and end customers or other cloud service providers who may acquire or develop network switches and cloud service solutions for internal use and/or to broaden their portfolio of products to market and sell to customers. Furthermore, our relationships with our strategic alliance partners may shift as industry dynamics changes. If strategic alliance partners acquire or develop competitive products or services, our relationship with those partners may be adversely impacted, which could lead to more variability to our results of operations and impact the pricing of our solutions.
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
Most of our competitors and some strategic alliance partners have made acquisitions and/or have entered into or extended partnerships or other strategic relationships to offer more comprehensive product lines, including cloud networking solutions. For example, in the last few years alone, Broadcom acquired Brocade Communications Systems, Extreme Networks purchased certain data center networking assets from Broadcom/Brocade and Avaya, Dell acquired EMC, Hewlett Packard Enterprise acquired Aruba Networks, and Juniper Networks acquired Mist Systems. In addition, Cisco recently announced that it intends to acquire Acacia Communications, Inc.
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
The parties tried Phase I of the case, relating to contract interpretation and application of the contract to certain claimed source code, in September 2015. On March 23, 2016, the Court issued a Final Statement of Decision Following Phase I Trial, in which it agreed with and adopted our interpretation of the 2004 agreement and held that we, and not OptumSoft, own all the software at issue in Phase I. The remaining issues that were not addressed in the Phase I trial are set to be tried in Phase II, including the application of the Court’s interpretation of the 2004 agreement to any other source code that OptumSoft claims to own following a review and the trade secret misappropriation and confidentiality claims. The Court has agreed to vacate the trial date pending the parties’ efforts to settle the issues in dispute in the Phase II trial.
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
Once our products are deployed within our end customers’ networks, our end customers depend on our support organization and our channel partners to resolve any issues relating to our products. High-quality support is critical for the successful marketing and sale of our products. If we or our channel partners do not assist our end customers in deploying our products effectively, do not succeed in helping our end customers resolve post-deployment issues quickly or do not provide adequate ongoing support, or if we experience quality issues with these new products, it could adversely affect our ability to sell our products to existing end customers and could harm our reputation with potential end customers. In addition, as we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. Our failure or the failure of our channel partners to maintain high-quality support and services could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect trade policies, treaties, tariffs and taxes, including trade policies and tariffs regarding China. The current U.S. Administration has called for substantial changes to U.S. foreign trade policy with respect to China and other countries and the countries continue to negotiate a trade deal, including the possibility of imposing greater restrictions on international trade. In 2018, the Office of the U.S. Trade Representative (the “USTR”) enacted a tariff of 10% on imports into the U.S. from China, including communications equipment products and components manufactured and imported from China. Since then, additional tariffs have been imposed by the USTR on imports into the United States from China and China has also imposed tariffs on imports into China from the United States.
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
For more information regarding the litigation in which we are currently involved, see the “Legal Proceedings” subheading in Note 7. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q incorporated herein by reference.
Assertions by third parties of infringement or other violations by us of their intellectual property rights, or other lawsuits asserted against us, could result in significant costs and substantially harm our business, financial condition, results of operations and prospects.
Patent and other intellectual property disputes are common in the network infrastructure and WiFi industries and have resulted in protracted and expensive litigation for many companies. Many companies in the network infrastructure and WiFi industries, including our competitors and other third parties, as well as non-practicing entities, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims of patent infringement, misappropriation, or other violations of intellectual property rights against us. From time to time, they have or may in the future also assert such claims against us, our end customers or channel partners whom we typically indemnify against claims that our products infringe, misappropriate or otherwise violate the intellectual property rights of third parties. For example, we are currently a party to litigation involving OptumSoft described elsewhere in these risk factors and we have previously been involved in litigation with Cisco.
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
We expect our gross margins to vary over time and the gross margins we have achieved in recent years may not be sustainable and may be adversely affected in the future by numerous factors, including:

•	changes in end-customer, geographic or product mix, including mix of configurations within each product group;

•	increased price competition and changes in the actions of our competitors or their pricing strategies;

•	introduction of new products, including products with price-performance advantages and new business models including the sale and delivery of more software and subscription solutions;

•	increases in material or component costs including such increases caused by any restriction from sourcing components and manufacturing products internationally;

•	our ability to reduce production costs;

•	entry into new markets or growth in lower margin markets, including markets with different pricing and cost structures, through acquisitions or internal development;

•	entry in markets with different pricing and cost structures;

•	pricing discounts, particularly to our large end customers;

•	increases in material costs in the event we are restricted from sourcing components and manufacturing products internationally;

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
We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners. Computer programmers may attempt to penetrate our network security, or that of our website, and misappropriate proprietary information about us or our customers or cause interruptions of our service. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. We have also outsourced a number of our business functions to third-parties, including our manufacturers, logistics providers, and cloud service providers, and our business operations also depend, in part, on the success of these third parties’ own cybersecurity measures. Similarly, we rely upon distributors, resellers and system integrators to sell our products and our sales operations depend, in part, on the reliability of their cybersecurity measures. Additionally, we depend upon our employees to appropriately handle confidential data and deploy our IT resources in safe and secure fashion that does not expose our network systems to security breaches and the loss of data. Accordingly, if our cybersecurity systems and those of our contractors fail to protect against unauthorized access, sophisticated cyber attacks and the mishandling of data by our employees and contractors, our ability to conduct our business effectively could be damaged in a number of ways, including:

•	sensitive data regarding our business or our customers, including intellectual property and other proprietary data, could be stolen;

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
Significant judgment is required to evaluate our tax positions and determine our income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely affect income taxes or additional paid-in capital. In addition, tax laws are dynamic and subject to change as evidenced by the Tax Act. As new laws are passed and new interpretations of the law are issued or applied, our income taxes may be affected. Changes to U.S. tax laws, including taxation of earnings outside of the U.S., the introduction of a base erosion anti-abuse tax and the disallowance of tax deductions for certain book expense, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our earnings, as well as cash and cash equivalent balances we currently maintain. Furthermore, due to shifting economic and political conditions, tax policies or rates in various jurisdictions may be subject to significant change. For example, on June 7, 2019, the Court of Appeals for the Ninth Circuit issued an opinion on Altera Corporation and Subsidiaries vs. Commissioner on Internal Revenue. The Opinion overturned the Tax Court decision and ruled in favor of the Commissioner validating the Regulations requiring stock-based compensation to be included in a cost sharing arrangement. As a result of the Opinion, we have changed our position and determined it is more likely than not that these Regulations are valid and recognized an income tax expense of $9.8 million.
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
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, privacy, data protection, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. For example, the European Union, or EU, has now implemented General Data Protection Regulation (“GDPR”). The GDPR requires substantial changes to the handling and storage of data and administrative fines for violations, which can be up four percent of the previous year’s annual revenue or €20 million, whichever is higher. From time to time, we may receive inquiries from such governmental agencies or we may make voluntary disclosures regarding our compliance with applicable governmental regulations or requirements relating to import/export controls, federal securities laws and tax laws and regulations which could lead to formal investigations. Noncompliance with applicable government regulations or requirements could subject us to sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition, results of operations and prospects could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, financial condition, results of operations and prospects.

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
The trading price of our common stock has historically been and is likely to continue to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include the following:

•	actual or anticipated announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	forward-looking statements related to future revenue, gross margins and earnings per share;

•	price and volume fluctuations in the overall stock market from time to time;

•	changes in the growth rate of our revenues and the networking market;

•	litigation involving us, our industry, or both including events occurring in our litigation with OptumSoft;

•	manufacturing, supply or distribution shortages or constraints, or challenges with adding or changing our manufacturing process or supply chain;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in the IT security industry in particular;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	sales by our officers, directors or significant stockholders;

•	actual or anticipated changes or fluctuations in our results of operations;

•	adverse changes to our relationships with any of our channel partners;

•	whether our results of operations or our financial outlook for future fiscal periods meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of investors or securities analysts;

•	regulatory developments in the U.S., foreign countries or both;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales of large blocks of our common stock; or

•	departures of key personnel.
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

Based on shares outstanding as of June 30, 2019, holders of approximately 23.0% of our common stock have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, we have registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. If holders, by exercising their registration rights, sell large numbers of shares, it could adversely affect the market price of our common stock.
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
Our directors, executive officers and each of our stockholders who own greater than 10% of our outstanding common stock together with their affiliates, in the aggregate, beneficially own approximately 22.6% of the outstanding shares of our common stock, based on shares outstanding as of June 30, 2019. As a result, these stockholders, if acting together, could exercise a significant level of influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
We have not paid dividends in the past and do not intend to pay dividends for the foreseeable future.
We have never declared nor paid any dividends on our common stock, and we do not anticipate paying any cash dividends in the future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.
We have adopted a stock repurchase program to repurchase shares of our common stock, however, any future decisions to reduce or discontinue repurchasing our common stock pursuant to our stock repurchase program could cause the market price for our common stock to decline.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchase of Equity Securities
Our stock repurchases under the authorized Repurchase Program (see Note 8. Equity Award Plan Activities of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q) during the three months ended June 30, 2019 were as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
April 1, 2019 - April 30, 2019	—	$—	—	$1,000,000
May 1, 2019 - May 31, 2019	257	247.74	257	936,457
June 1, 2019 - June 30, 2019	150	242.90	150	899,992
	407	$245.95	407	$899,992

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
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

Arista Networks, Inc.
(Registrant)

Date:	August 2, 2019	By:	/s/ JAYSHREE ULLAL
Jayshree Ullal
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 2, 2019	By:	/s/ ITA BRENNAN
Ita Brennan
Chief Financial Officer
(Principal Accounting and Financial Officer)