Form 10-Q
period 2019-09-30
Arista Networks, Inc.
filed 2019-11-01
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of October 25, 2019 was 76,399,052.

ARISTA NETWORKS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ARISTA NETWORKS, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except par value)

	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,095,265	$649,950
Marketable securities	1,351,775	1,306,197
Accounts receivable, net of rebates and allowances of $6,711 and $9,120, respectively	447,252	331,777
Inventories	239,802	264,557
Prepaid expenses and other current assets	106,326	162,321
Total current assets	3,240,420	2,714,802
Property and equipment, net	40,188	75,355
Acquisition-related intangible assets, net	48,319	58,610
Goodwill	54,855	53,684
Investments	4,150	30,336
Operating lease right-of-use assets	91,903	—
Deferred tax assets	110,630	126,492
Other assets	29,360	22,704
TOTAL ASSETS	$3,619,825	$3,081,983
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$78,600	$93,757
Accrued liabilities	128,930	123,254
Deferred revenue	291,384	358,586
Other current liabilities	49,275	30,907
Total current liabilities	548,189	606,504
Income taxes payable	60,278	36,167
Operating lease liabilities, non-current	87,099	—
Finance lease liabilities, non-current	—	35,431
Deferred revenue, non-current	237,628	228,641
Other long-term liabilities	30,627	31,851
TOTAL LIABILITIES	963,821	938,594
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100,000 shares authorized and no shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value—1,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 76,368 and 75,668 shares issued and outstanding as of September 30, 2019 and December 31, 2018	8	8
Additional paid-in capital	1,076,732	956,572
Retained earnings	1,579,063	1,190,803
Accumulated other comprehensive income (loss)	201	(3,994)
TOTAL STOCKHOLDERS’ EQUITY	2,656,004	2,143,389
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,619,825	$3,081,983
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Product	$555,066	$485,481	$1,573,652	$1,337,865
Service	99,349	77,828	284,508	217,778
Total revenue	654,415	563,309	1,858,160	1,555,643
Cost of revenue:
Product	218,220	187,764	616,906	516,077
Service	18,921	13,962	53,219	41,181
Total cost of revenue	237,141	201,726	670,125	557,258
Gross profit	417,274	361,583	1,188,035	998,385
Operating expenses:
Research and development	118,732	117,589	352,696	324,029
Sales and marketing	55,279	47,903	159,372	136,231
General and administrative	14,657	15,321	46,182	53,420
Legal settlement	—	—	—	405,000
Total operating expenses	188,668	180,813	558,250	918,680
Income from operations	228,606	180,770	629,785	79,705
Other income (expense), net	19,169	8,619	45,313	10,606
Income before income taxes	247,775	189,389	675,098	90,311
Provision for (benefit from) income taxes	38,880	20,865	75,923	(67,482)
Net income	$208,895	$168,524	$599,175	$157,793
Net income attributable to common stockholders:
Basic	$208,799	$168,439	$598,861	$157,706
Diluted	$208,804	$168,445	$598,880	$157,713
Net income per share attributable to common stockholders:
Basic	$2.73	$2.25	$7.85	$2.12
Diluted	$2.59	$2.08	$7.38	$1.95
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	76,426	75,011	76,301	74,506
Diluted	80,753	81,018	81,104	80,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$208,895	$168,524	$599,175	$157,793
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,730)	(379)	(1,767)	(1,193)
Net change in unrealized gains (losses) on available-for-sale securities	(104)	488	5,962	(1,311)
Other comprehensive income (loss)	(1,834)	109	4,195	(2,504)
Comprehensive income	$207,061	$168,633	$603,370	$155,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands)

	Three Months Ended September 30, 2019						Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of period	76,555	$8	$1,038,740	$1,484,777	$2,035	$2,525,560	75,668	$8	$956,572	$1,190,803	$(3,994)	$2,143,389
Cumulative-effect adjustment to beginning balance (1)	—	—	—	—	—	—	—	—	—	3,702	—	3,702
Net income	—	—	—	208,895	—	208,895	—	—	—	599,175	—	599,175
Other comprehensive income (loss), net of tax	—	—	—	—	(1,834)	(1,834)	—	—	—	—	4,195	4,195
Stock-based compensation	—	—	26,257	—	—	26,257	—	—	74,845	—	—	74,845
Issuance of common stock in connection with employee equity incentive plans	336	—	14,073	—	—	14,073	1,648	—	52,177			52,177
Tax withholding paid for net share settlement of equity awards	(11)	—	(2,407)	—	—	(2,407)	(29)	—	(7,069)	—	—	(7,069)
Vesting of early-exercised stock options	—	—	69	—	—	69	—	—	207	—	—	207
Repurchase of common stock	(512)	—	—	(114,609)	—	(114,609)	(919)	—	—	(214,617)	—	(214,617)
Balance at end of period	76,368	$8	$1,076,732	$1,579,063	$201	$2,656,004	76,368	$8	$1,076,732	$1,579,063	$201	$2,656,004
_________________________________________
(1) On January 1, 2019, we adopted Accounting Standard Codification Topic 842 - Leases (“ASC 842”), which resulted in a cumulative-effect adjustment to the beginning balance of Retained Earnings for 2019. See Note 1 of the accompanying notes for further details.

	Three Months Ended September 30, 2018						Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of period	74,791	$8	$872,559	$851,957	$(4,551)	$1,719,973	73,706	$7	$804,731	$859,114	$(1,938)	$1,661,914
Cumulative-effect adjustment to beginning balance	—	—	—	—	—	—	—	—	—	3,574	—	3,574
Net loss	—	—	—	168,524	—	168,524	—	—	—	157,793	—	157,793
Other comprehensive income (loss), net of tax	—	—	—	—	109	109	—	—	—	—	(2,504)	(2,504)
Stock-based compensation	—	—	23,254	—	—	23,254	—	—	66,583	—	—	66,583
Issuance of common stock in connection with employee equity incentive plans	531	—	20,832	—	—	20,832	1,634	1	49,641	—	—	49,642
Tax withholding paid for net share settlement of equity awards	(9)	—	(2,451)	—	—	(2,451)	(27)	—	(6,914)	—	—	(6,914)
Vesting of early-exercised stock options	—	—	80	—	—	80	—	—	233	—	—	233
Common stock issued for business acquisition	80	—	15,555	—	—	15,555	80	—	15,555	—	—	15,555
Balance at end of period	75,393	$8	$929,829	$1,020,481	$(4,442)	$1,945,876	75,393	$8	$929,829	$1,020,481	$(4,442)	$1,945,876

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$599,175	$157,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	24,948	18,440
Stock-based compensation	74,845	66,583
Noncash lease expense	12,007	—
Deferred income taxes	10,945	(49,615)
(Gain) loss on investments in privately-held companies	(5,427)	9,100
Accretion of investment discounts	(6,032)	(1,863)
Changes in operating assets and liabilities:
Accounts receivable, net	(115,475)	(68,192)
Inventories	24,951	98,284
Prepaid expenses and other current assets	59,388	(50,507)
Other assets	(7,009)	(767)
Accounts payable	(14,361)	30,515
Accrued liabilities	5,731	(35,917)
Deferred revenue	(58,216)	13,161
Income taxes payable	29,808	10,311
Other liabilities	595	9,974
Net cash provided by operating activities	635,873	207,300
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	806,519	366,999
Purchases of marketable securities	(840,098)	(827,198)
Business acquisitions, net of cash acquired	(1,365)	(95,640)
Purchases of property and equipment	(13,319)	(17,613)
Proceeds from (purchases of) investments in privately-held companies	28,220	(8,000)
Other investing activities	—	(2,000)
Net cash used in investing activities	(20,043)	(583,452)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of lease financing obligations	—	(1,392)
Proceeds from issuance of common stock under equity plans	52,177	49,642
Tax withholding paid on behalf of employees for net share settlement	(7,069)	(6,914)
Repurchase of common stock	(214,617)	—
Net cash provided by (used in) financing activities	(169,509)	41,336
Effect of exchange rate changes	(994)	(984)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	445,327	(335,800)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —Beginning of period	654,164	864,697
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period (1)	$1,099,491	$528,897

	Nine Months Ended September 30,
	2019	2018
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Right-of-use assets recognized upon the adoption of ASC 842 (2)	$93,207	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	10,948	—
Property and equipment included in accounts payable and accrued liabilities	684	2,479
Common stock issued for business acquisition	—	15,555
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

ARISTA NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Organization and Summary of Significant Accounting Policies
Organization
Arista Networks, Inc. (together with our subsidiaries, “we,” “our,” “us” or the “Company”) is a supplier of cloud networking solutions that use software innovations to address the needs of large-scale Internet companies, cloud service providers and next-generation enterprise. Our cloud networking solutions consist of our Extensible Operating System (“EOS”), a set of network applications and our 10/25/40/50/100 Gigabit Ethernet switching and routing platforms. We are incorporated in the state of Delaware. Our corporate headquarters are located in Santa Clara, California, and we have wholly-owned subsidiaries throughout the world, including North America, Europe, Asia and Australia.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Arista Networks, Inc. and its wholly owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three and nine months ended September 30, 2019, are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated.
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
Significant Accounting Policies
Effective January 1, 2019, we adopted Accounting Standard Codification (“ASC”) 842 - Leases, as discussed in the section titled Recently Adopted Accounting Pronouncements of this Note 1. As a result, we added a new significant accounting policy “Leases” as described below. There have been no other significant changes to our accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 15, 2019.
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
The total fair value of consideration transferred for these acquisitions was $118.7 million, which consisted of $103.1 million in cash and $15.6 million for the fair value of 58,072 shares of our common stock issued. The following table summarizes our final purchase price allocation of the two acquisitions, in aggregate, based on the estimated fair value of the assets acquired and liabilities assumed at their respective acquisition dates (in thousands):

Purchase Price Allocation
Cash and cash equivalents	$4,953
Other tangible assets	23,872
Liabilities	(28,707)
Intangible assets	63,720
Goodwill	54,855
Net assets acquired	$118,693

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

Goodwill of $54.9 million is primarily attributable to the expected synergies created by incorporating the solutions of the acquired businesses into our technology platform, and the value of the assembled workforce. We operate under a single reportable segment. The goodwill is not deductible for income taxes purposes.

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
We measure and report our cash equivalents, restricted cash, and available-for-sale marketable securities at fair value on a recurring basis. The following tables summarize the amortized costs, unrealized gains and losses and fair value of these financial assets by significant investment category and their level within the fair value hierarchy (in thousands):

	September 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Level I	Level II	Level III
Financial Assets:
Cash Equivalents:
Money market funds	$647,064	$—	$—	$647,064	$647,064	$—	$—
Marketable Securities:
Corporate bonds	661,704	3,109	(69)	664,744	—	664,744	—
U.S. government notes	368,410	633	(3)	369,040	369,040	—	—
Agency securities	262,534	721	(3)	263,252	—	263,252	—
Commercial paper	51,739	—	—	51,739	—	51,739	—
Certificates of deposits (1)	3,000	—	—	3,000	—	3,000	—
	1,347,387	4,463	(75)	1,351,775	369,040	982,735	—
Other Assets:
Money market funds - restricted	4,226	—	—	4,226	4,226	—	—
Total Financial Assets	$1,998,677	$4,463	$(75)	$2,003,065	$1,020,330	$982,735	$—

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Level I	Level II	Level III
Financial Assets:
Cash Equivalents:
Money market funds	$322,080	$—	$—	$322,080	$322,080	$—	$—
Marketable Securities:
Corporate bonds	660,353	264	(1,399)	659,218	—	659,218	—
U.S. government notes	308,946	118	(286)	308,778	308,778	—	—
Agency securities	273,993	240	(511)	273,722	—	273,722	—
Commercial paper	59,479	—	—	59,479	—	59,479	—
Certificates of deposits (1)	5,000	—	—	5,000	—	5,000	—
	1,307,771	622	(2,196)	1,306,197	308,778	997,419	—
Other Assets:
Money market funds - restricted	4,214	—	—	4,214	4,214	—	—
Total Financial Assets	$1,634,065	$622	$(2,196)	$1,632,491	$635,072	$997,419	$—

______________________
(1) As of September 30, 2019 and December 31, 2018, all of our certificates of deposits were domestic deposits.

We did not realize any other-than-temporary losses on our marketable securities for the three and nine months ended September 30, 2019 and 2018. As of September 30, 2019 and December 31, 2018, total unrealized losses of our marketable securities that had been in a continuous unrealized loss position were immaterial. We invest in marketable securities that have maximum maturities of up to two years and are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these marketable securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those marketable securities purchased at a time with lower interest rates show a mark-to-market unrealized loss. We expect to realize the full value of these investments upon maturity or sale and therefore, we do not consider any of our marketable securities to be other-than-temporarily impaired as of September 30, 2019.
As of September 30, 2019, the contractual maturities of our investments did not exceed 24 months. The fair values of available-for-sale marketable securities, by remaining contractual maturity, are as follows (in thousands):

September 30, 2019
Due in 1 year or less	$936,777
Due in 1 year through 2 years	414,998
Total marketable securities	$1,351,775
The weighted-average remaining duration of our current marketable securities is approximately 0.7 years as of September 30, 2019. As we view these securities as available to support current operations, we classify securities with maturities beyond 12 months as current assets under the caption marketable securities in the accompanying unaudited condensed consolidated balance sheets.

4.    Financial Statements Details
Cash, Cash Equivalents and Restricted Cash
The following table is a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying condensed consolidated balance sheets that sum to the total of the same such amounts shown in the accompanying condensed consolidated statements of cash flows (in thousands):

	September 30, 2019	September 30, 2018
Cash and cash equivalents	$1,095,265	$524,687
Restricted cash included in other assets	4,226	4,210
Total cash, cash equivalents and restricted cash	$1,099,491	$528,897

Restricted cash included in other assets as of September 30, 2019 and September 30, 2018 primarily included $4.0 million pledged as collateral representing a security deposit required for a facility lease.
Accounts Receivable, Net
Accounts receivable, net consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Accounts receivable	$453,963	$340,897
Allowance for doubtful accounts	(852)	(507)
Product sales rebate and returns reserve	(5,859)	(8,613)
Accounts receivable, net	$447,252	$331,777

Inventories
Inventories consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$120,236	$76,795
Finished goods	119,566	187,762
Total inventories	$239,802	$264,557

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Prepaid income taxes	$25,643	$38,636
Inventory deposit	15,090	14,639
Other current assets	52,800	95,730
Other prepaid expenses and deposits	12,793	13,316
Total prepaid expenses and other current assets	$106,326	$162,321

Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Equipment and machinery	$62,233	$55,912
Computer hardware and software	35,409	30,566
Leasehold improvements	31,335	36,447
Furniture and fixtures	3,734	3,697
Building	—	35,154
Construction-in-process	140	3,591
Property and equipment, gross	132,851	165,367
Less: accumulated depreciation	(92,663)	(90,012)
Property and equipment, net	$40,188	$75,355

On January 1, 2019, upon the adoption of ASC 842, we derecognized the building and certain leasehold improvements that were capitalized for our corporate headquarters building under a build-to-suit arrangement. See Note 1 and Note 6 for further details.
Depreciation expense was $4.8 million and $5.4 million for the three months ended September 30, 2019 and 2018, respectively, and $14.3 million and $16.0 million for the nine months ended September 30, 2019 and 2018, respectively.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued payroll related costs	$69,522	$70,755
Accrued manufacturing costs	25,407	31,336
Accrued product development costs	17,534	6,988
Accrued professional fees	7,335	5,678
Accrued warranty costs	5,408	5,362
Other	3,724	3,135
Total accrued liabilities	$128,930	$123,254

Warranty Accrual
The following table summarizes the activity related to our accrued liability for estimated future warranty costs (in thousands):

	Nine Months Ended September 30,
	2019	2018
Warranty accrual, beginning of period	$5,362	$7,415
Liabilities accrued for warranties issued during the period	3,887	6,898
Warranty costs incurred during the period	(3,841)	(4,198)
Warranty accrual, end of period	$5,408	$10,115

Contract Balances
The following table summarizes the activity related to our contract assets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Contract assets, beginning balance	$1,668	$6,959	$6,341	$—
Contract assets, ending balance	14,482	9,417	14,482	9,417
The following table summarizes the activity related to our contract liabilities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Contract liabilities, beginning balance	$42,026	$21,842	$32,595	$16,521
Less: Revenue recognized from beginning balance	(3,700)	(2,157)	(10,134)	(6,107)
Less: Beginning balance reclassified to deferred revenue	(1,689)	(970)	(967)	(521)
Add: Contract liabilities recognized	13,506	6,580	28,649	15,402
Contract liabilities, ending balance	$50,143	$25,295	$50,143	$25,295

As of September 30, 2019 and December 31, 2018, $19.6 million and $13.5 million of our contract liabilities, respectively, was included in “Other current liabilities” with the remaining balances included in “Other long-term liabilities”.
Deferred Revenue and Performance Obligations
Deferred revenue is comprised mainly of unearned revenue related to multi-year PCS contracts, services and product deferrals related to acceptance clauses. The following table summarizes the activity related to our deferred revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Deferred revenue, beginning balance (1)	$502,218	$448,644	$587,227	$498,740
Less: Revenue recognized from beginning balance	(84,277)	(97,995)	(306,909)	(306,350)
Add: Deferral of revenue in current period, excluding amounts recognized during the period	111,071	179,206	248,694	337,465
Deferred revenue, ending balance	$529,012	$529,855	$529,012	$529,855
______________________
(1) The beginning balance of the nine months ended September 30, 2018 excludes $16.5 million that was reclassified to other current liabilities and other long-term liabilities at January 1, 2018 as a result of our adoption of ASC 606.

Revenue from Remaining Performance Obligations
Revenue from remaining performance obligations represents contracted revenue that has not yet been recognized, which includes contract liabilities and deferred revenue that will be recognized as revenue in future periods. As of September 30, 2019, approximately $610.2 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 80% of these remaining performance obligations over the next two years and 20% during the third to the fifth year.
Other Income (Expense), Net
Other income (expense), net consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income	$13,446	$8,585	$38,451	$21,933
Interest expense	—	(673)	—	(2,040)
Gain (loss) on investment in privately-held companies	4,277	—	5,427	(9,100)
Other income (expense), net	1,446	707	1,435	(187)
Total	$19,169	$8,619	$45,313	$10,606

Upon the adoption of ASC 842 on January 1, 2019, we derecognized the lease financing obligation associated with a build-to-suit lease, and therefore did not incur interest expense in the three and nine months ended September 30, 2019. See Note 1 for further details.

5.    Investments
Investments in Privately-Held Companies
Our investments are in the equity of privately-held companies, which do not have readily determinable fair values. These non-marketable equity securities are initially recorded at cost, and subsequently remeasured to fair value on a non-recurring basis based on observable price changes in orderly transactions for similar investments of the same issuer, or for impairment. These investments are classified within Level III of the fair value hierarchy as we estimate the value based on valuation methods using the observable transaction price at the transaction date and other significant unobservable inputs, such as volatility, rights, and obligations related to those investments. In addition, the valuation requires management judgment due to the absence of market price and inherent lack of liquidity. The following table summarizes the activity related to our investments in privately-held companies held as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Cost of investment	$18,000	$44,136
Cumulative impairment	(15,000)	(15,000)
Cumulative upward adjustment	1,150	1,200
Carrying amount of investment	$4,150	$30,336

During the three months ended September 30, 2019, the Company recorded a realized gain of $4.3 million upon the sale of one of our investments. The realized gains are classified in "Other income (expense), net" in our accompanying unaudited condensed consolidated statements of operations.
During the three months ended September 30, 2019 and September 30, 2018, there were no unrealized gains or losses recorded on our remaining investments. In each of the nine month periods ended September 30, 2019 and September 30, 2018, we recorded $1.2 million of unrealized gains. These unrealized gains were recorded on investments that were re-measured to fair value as of the date observable transactions occurred. In addition, during the nine months ended September 30, 2018, we recorded an impairment of $10.3 million on one of our investments. These unrealized gains and losses are classified in "Other income (expense), net" in our accompanying unaudited condensed consolidated statements of operations.

6.    Leases
Operating Leases
We lease various offices and data centers in North America, Europe, Asia and Australia under non-cancelable operating lease arrangements that expire on various dates through 2028. Some of our leases include options to extend the term of such leases for a period from three months to up to 10 years and/or options to early terminate the leases. As of September 30, 2019, we did not include any such options in determining the lease terms because we were not reasonably certain that we would exercise those options. Most of our leases require us to pay certain operating expenses in addition to base rent, such as taxes, repairs, and insurance, and contain renewal and escalation clauses.
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
The following table summarizes the supplemental balance sheet information related to our operating leases as of September 30, 2019 (in thousands).

	Financial Statement Classification	September 30, 2019
Right-of-use assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$91,903
Lease liabilities:
Operating lease liabilities, current	Other current liabilities	15,545
Operating lease liabilities, non-current	Operating lease liabilities, non-current	87,099
Total operating lease liabilities		$102,644

The following table summarizes our lease costs for the three and nine months ended September 30, 2019 (in thousands).

	Financial Statement Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease costs:
Fixed lease costs	Operating expenses	$5,800	$16,898
Variable lease costs	Operating expenses	1,534	4,529
Total operating lease costs		$7,334	$21,427

The operating lease costs in the table above include costs for long-term leases and short-term leases. Total short-term lease costs were immaterial. Fixed lease costs include expenses recognized for base rent payments on a straight-lined basis. Variable lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments, and are excluded from the calculation of operating lease liabilities and ROU assets. For the three and nine months ended September 30, 2019, cash paid for amounts associated with our operating lease liabilities were approximately $4.7 million and $13.6 million, respectively, which were classified as operating activities in the condensed consolidated statements of cash flows.
Prior to 2019, we recognized rent expense for our operating leases under the legacy guidance ASC 840. For the three and nine months ended September 30, 2018, rent expense for all operating leases amounted to $3.1 million and $8.9 million, respectively, and did not include maintenance, utilities and other operating expenses in accordance with ASC 840.

The following table shows our undiscounted future fixed payment obligations under our recognized operating leases and a reconciliation to the operating lease liabilities as of September 30, 2019 (in thousands).

September 30, 2019
Remainder of 2019	$4,932
2020	20,510
2021	21,271
2022	21,470
2023	17,694
2024 and thereafter	36,008
Total future fixed operating lease payments	121,885
Less:
Imputed interest	(19,241)
Total operating lease liabilities	$102,644

September 30, 2019
Weighted-average remaining lease term — operating leases	6.0 years
Weighted-average discount rate — operating leases	5.1%

7.    Commitments and Contingencies
Leases
We lease various offices and data centers in North America, Europe, Asia and Australia under non-cancelable operating lease arrangements that expire on various dates through 2028. See Note 6 for our future minimum payment obligations under our leases as of September 30, 2019.
Purchase Commitments
We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf based on our forecasts in order to reduce manufacturing lead times and ensure adequate component supply. We issue purchase orders to our contract manufacturers for finished products and a significant portion of these orders consist of firm non-cancellable commitments. In addition, we purchase strategic component inventory from certain suppliers under purchase commitments that in some cases are non-cancellable, including integrated circuits, which are consigned to our contract manufacturers. As of September 30, 2019, we had non-cancellable purchase commitments of $222.4 million, of which $209.6 million was to our contract manufacturers and suppliers. In addition, we have provided deposits to secure our obligations to purchase inventory. We had $17.8 million and $17.4 million in deposits as of September 30, 2019 and December 31, 2018, respectively. These deposits are classified in “Prepaid expenses and other current assets” and “Other assets” in our accompanying unaudited condensed consolidated balance sheets.
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
The parties tried Phase I of the case, relating to contract interpretation and application of the contract to certain claimed source code, in September 2015. On March 23, 2016, the Court issued a Final Statement of Decision Following Phase I Trial, in which it agreed with and adopted our interpretation of the 2004 agreement and held that we, and not OptumSoft, own all the software at issue in Phase I. The remaining issues that were not addressed in the Phase I trial were set to be tried in Phase II, including the application of the Court’s interpretation of the 2004 agreement to any other source code that OptumSoft claims to own and the trade secret misappropriation and confidentiality claims.
On September 24, 2019, the Company and OptumSoft entered into a settlement agreement resolving all the issues that were set to be tried in Phase II of the litigation. Under the settlement agreement, OptumSoft may still pursue its appeal of the Court’s Final Statement of Decision Following Phase I Trial, and pursue any further litigation that may result, but has granted the Company a release on all other outstanding claims.
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
GlobalFoundries Litigation
On August 26, 2019, GlobalFoundries U.S. Inc. (“GlobalFoundries”) filed complaints in the International Trade Commission and federal court against TSMC and numerous companies that sell products incorporating semiconductor devices manufactured by TSMC, including Arista, Broadcom, NVIDIA, Apple, Asus, Cisco, and Lenovo. The complaints allege that these semiconductor devices infringe four GlobalFoundries patents relating to semiconductor manufacturing techniques. In our case, GlobalFoundries has accused the merchant silicon we purchase from Broadcom of infringement. On October 28, 2019, TSMC and GlobalFoundries entered into a cross-license agreement to settle the litigation.

Other Matters
In the ordinary course of business, we are a party to other claims and legal proceedings including matters relating to commercial, employee relations, business practices and intellectual property.
We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2019, provisions recorded for contingent losses related to other claims and matters have not been significant. Based on currently available information, management does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable, and believes these other matters are not likely, individually and in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.
8.    Stockholders’ Equity
Stock Repurchase Program
In April 2019, our board of directors authorized a $1.0 billion stock repurchase program (the “Repurchase Program”). This authorization allows us to repurchase shares of our common stock opportunistically and will be funded from working capital. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchases, trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or a combination of the foregoing. The Repurchase Program, which expires in April 2022, does not obligate us to acquire any of our common stock, and may be suspended or discontinued by us at any time without prior notice. As of September 30, 2019, the remaining authorized amount for stock repurchases under this program was approximately $785.4 million.
A summary of the stock repurchase activity under the Repurchase Program for the three and nine months ended September 30, 2019 is as follows (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Aggregate purchase price	$114,609	$214,617
Shares repurchased	512	919
Average price paid per share	$223.99	$233.72

The aggregate purchase price of repurchased shares of our common stock is recorded as a reduction to retained earnings. All shares repurchased under the Repurchase Program have been retired.
Equity Award Plan Activities
2014 Employee Stock Purchase Plan
Effective January 1, 2019, our board of directors authorized an increase of 756,679 shares to the shares available for issuance under our 2014 Employee Stock Purchase Plan (the “ESPP”). Pursuant to the ESPP, the 2019 share increase was determined based on the lesser of 1% of the total shares of common stock outstanding on December 31, 2018, 2,500,000 shares, or such amount as determined by our board of directors. During the three and nine months ended September 30, 2019, we issued 51,600 and 97,343 shares at a weighted-average purchase price of $179.73 and $184.70 per share, respectively, under the ESPP. As of September 30, 2019, there remained 3,192,774 shares available for issuance under the ESPP.

Stock Option Activities
The following table summarizes the option activity under our stock plans and related information (in thousands, except years and per share amounts):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years) of Stock Options	Aggregate Intrinsic Value of Stock Options Outstanding
Balance—December 31, 2018	5,899	$37.09	5.2	$1,027,741
Options granted	76	226.53
Options exercised	(1,164)	29.37
Options canceled	(64)	37.08
Balance—September 30, 2019	4,747	$42.02	4.6	$935,350
Vested and exercisable—September 30, 2019	2,700	$27.53	4.1	$570,690

Restricted Stock Unit (RSU) Activities
A summary of the RSU activity under our 2014 equity incentive plan (“2014 Plan”) and related information are presented below (in thousands, except years and per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Unvested balance—December 31, 2018	1,308	$150.60	1.5	$275,638
RSUs granted	325	245.29
RSUs vested	(386)	121.02
RSUs forfeited/canceled	(64)	179.78
Unvested balance—September 30, 2019	1,183	$184.64	1.6	$282,612

Shares Available for Grant
The following table presents the stock activity and the total number of shares available for grant under the 2014 Plan as of September 30, 2019 (in thousands):

Number of Shares
Balance—December 31, 2018	15,386
Options granted	(76)
RSUs granted	(325)
Options canceled	64
RSUs forfeited	64
Shares traded for taxes	29
Balance—September 30, 2019	15,142

Stock-Based Compensation Expense
Total stock-based compensation expense related to options, restricted stock units, restricted stock, and employee stock purchase rights granted were allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$1,258	$1,268	$3,384	$3,706
Research and development	13,472	12,010	39,171	34,700
Sales and marketing	7,832	6,537	21,463	18,771
General and administrative	3,695	3,439	10,827	9,406
Total stock-based compensation	$26,257	$23,254	$74,845	$66,583

As of September 30, 2019, unrecognized stock-based compensation expenses by award type and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	September 30, 2019
	Stock Option	RSU	ESPP	Restricted Stock
Unrecognized stock-based compensation expense	$48,448	$194,942	$12,619	$4,298
Weighted-average amortization period	3.5 years	3.3 years	1.3 years	3.0 years

9.    Net Income (Loss) Per Share Available to Common Stock
The following table sets forth the computation of our basic and diluted net income (loss) per share available to common stock (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Basic:
Net income	$208,895	$168,524	$599,175	$157,793
Less: undistributed earnings allocated to participating securities	(96)	(85)	(314)	(87)
Net income available to common stockholders, basic	$208,799	$168,439	$598,861	$157,706
Diluted:
Net income attributable to common stockholders, basic	$208,799	$168,439	$598,861	$157,706
Add: undistributed earnings allocated to participating securities	5	6	19	7
Net income attributable to common stockholders, diluted	$208,804	$168,445	$598,880	$157,713
Denominator:
Basic:
Weighted-average shares used in computing net income per share available to common stockholders, basic	76,426	75,011	76,301	74,506
Diluted:
Weighted-average shares used in computing net income per share available to common stockholders, basic	76,426	75,011	76,301	74,506
Add weighted-average effect of dilutive securities:
Stock options and RSUs	4,308	5,967	4,784	6,298
Employee stock purchase plan	19	40	19	40
Weighted-average shares used in computing net income per share available to common stockholders, diluted	80,753	81,018	81,104	80,844
Net income per share attributable to common stockholders:
Basic	$2.73	$2.25	$7.85	$2.12
Diluted	$2.59	$2.08	$7.38	$1.95

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share available to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options and RSUs to purchase common stock	277	82	211	87
Employee stock purchase plan	41	98	59	59
Total	318	180	270	146

10.    Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in thousands, except percentages)
Income before income taxes	$247,775	$189,389	$675,098	$90,311
Provision for (benefit from) income taxes	38,880	20,865	$75,923	$(67,482)
Effective tax rate	15.7%	11.0%	11.2%	(74.7)%

The change in the effective tax rate in the nine months ended September 30, 2019, as compared to the same period in 2018, was a result of the significant benefit on the $405 million charge related to the settlement of our litigation with Cisco recorded in the nine months ended September 30, 2018. In addition, the increase in the effective tax rate in the three months and nine months ended September 30, 2019, as compared to the same periods in 2018, was due to the overall increase in worldwide earnings, which proportionally exceeded the increase in excess tax benefits attributable to equity compensation.
On June 7, 2019, the Court of Appeals for the Ninth Circuit issued an opinion on Altera Corporation and Subsidiaries vs. Commissioner on Internal Revenue (“Opinion”). The Opinion overturned the Tax Court decision and ruled in favor of the Commissioner validating the regulations requiring stock-based compensation to be included in a cost sharing arrangement (the “Regulations”). As a result of the Opinion, we have changed our position and determined it is more likely than not that the Regulations are valid. As such, we have accounted for the impact of the decision in the nine months ended September 30, 2019 resulting in a discrete income tax expense of $9.8 million. Further, the estimated annual effective tax rate for the year ending December 31, 2019 includes the estimated impact of sharing stock-based compensation within our cost sharing arrangement.

11.    Segment Information
We have determined that we operate as one reportable segment. The following table represents revenue based on the customer’s location, as determined by the customer’s shipping address (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Americas	$532,318	$406,666	$1,418,325	$1,099,624
Europe, Middle East and Africa	75,439	92,911	298,768	316,608
Asia-Pacific	46,658	63,732	141,067	139,411
Total revenue	$654,415	$563,309	$1,858,160	$1,555,643
Long-lived assets, excluding intercompany receivables, investments in subsidiaries, privately-held equity investments and deferred tax assets, net by location are summarized as follows (in thousands):

	September 30, 2019	December 31, 2018
United States	$34,225	$69,238
International	5,963	6,117
Total	$40,188	$75,355

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
Historically, large purchases by a relatively limited number of end customers have accounted for significant portion of our revenue. We have experienced volatility in demand from certain of these large end customers during 2019 resulting in slower overall revenue growth. Overall demand from these larger customers may decline in future periods including the fourth quarter of 2019, which would impact our future revenue growth. We have also experienced unpredictability in the timing of large orders, especially with respect to our large end customers, due to the complexity of orders, the time it takes end customers to evaluate, test, qualify and accept our products and other factors specific to our end customers. Due to these factors, we expect continued variability in our customer concentration and timing of sales on a quarterly and annual basis. For example, our sales to Microsoft as an end-user in fiscal 2018 represented 27% of revenue for the year due to certain factors that are not expected to be repeated in fiscal 2019 or future fiscal years. As a result, the percentage of our revenue from Microsoft in fiscal 2019 is expected to decline.
In addition, we have provided, and may in the future provide, pricing discounts to large end customers, which may result in lower margins for the period in which such sales occur. Our gross margins may also fluctuate as a result of the timing of such sales to large end customers.

Results of Operations
Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018
Revenue, Cost of Revenue and Gross Profit (in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change in		2019	2018	Change in
	$	$	$	%	$	$	$	%
Revenue
Product	$555,066	$485,481	$69,585	14.3%	$1,573,652	$1,337,865	$235,787	17.6%
Service	99,349	77,828	21,521	27.7	284,508	217,778	66,730	30.6
Total revenue	654,415	563,309	91,106	16.2	1,858,160	1,555,643	302,517	19.4
Cost of revenue
Product	218,220	187,764	30,456	16.2	616,906	516,077	100,829	19.5
Service	18,921	13,962	4,959	35.5	53,219	41,181	12,038	29.2
Total cost of revenue	237,141	201,726	35,415	17.6	670,125	557,258	112,867	20.3
Gross profit	$417,274	$361,583	$55,691	15.4%	$1,188,035	$998,385	$189,650	19.0%
Gross margin	63.8%	64.2%			63.9%	64.2%

Revenue by Geography (in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	% of Total	2018	% of Total	2019	% of Total	2018	% of Total
Americas	$532,318	81.4%	$406,666	72.2%	$1,418,325	76.3%	$1,099,624	70.7%
Europe, Middle East and Africa	75,439	11.5	92,911	16.5	298,768	16.1	316,608	20.4
Asia-Pacific	46,658	7.1	63,732	11.3	141,067	7.6	139,411	8.9
Total revenue	$654,415	100.0%	$563,309	100.0%	$1,858,160	100.0%	$1,555,643	100.0%
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
Product revenue increased $69.6 million, or 14.3%, and $235.8 million, or 17.6%, in the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The increases in both periods were primarily driven by increased demand from both new and existing customers. Service revenue increased $21.5 million, or 27.7%, and $66.7 million, or 30.6%, in the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018 as a result of continued growth in initial and renewal support contracts as our customer installed base has continued to expand. International revenues represented 18.6% and 23.7% of total revenues in the three and nine months ended September 30, 2019, respectively, down from 27.8% and 29.3% compared to the same periods in the prior year, which was primarily due to a move toward U.S. deployments by certain of our large end customers in the three and nine months ended September 30, 2019. We continue to experience pricing pressure on our products and services due to competition, but demand for our products and growth in our installed base has more than offset this pricing pressure during the period. However, we have experienced reduced demand from certain of our large end customers during the nine months ended September 30, 2019, and expect this could continue in future periods including the quarter ended December 31, 2019. In order to continue to grow our future revenue, we must continue to add new cloud data center networking customers and expand our presence and increase sales in the campus switching and WiFi networking markets.
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

Cost of revenue increased $35.4 million, or 17.6%, and $112.9 million, or 20.3%, in the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The increases were primarily due to the corresponding increases in product and service revenues.
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
Gross margin decreased from 64.2% to 63.8% for the three months ended September 30, 2019 and from 64.2% to 63.9% for the nine months ended September 30, 2019 compared to the same periods in 2018. The decreases were primarily driven by a decrease in product margin due to increased product transition costs including some excess and obsolete inventory-related charges. The decrease in the nine month period ended September 30, 2019 was largely offset by a favorable customer mix with lower discounts on smaller volume transactions. Service margin continued to improve due to a relatively fixed services cost base and growing service revenues.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change in		2019	2018	Change in
	$	$	$	%	$	$	$	%
Operating expenses:
Research and development	$118,732	$117,589	$1,143	1.0%	$352,696	$324,029	$28,667	8.8%
Sales and marketing	55,279	47,903	7,376	15.4	159,372	136,231	23,141	17.0
General and administrative	14,657	15,321	(664)	(4.3)	46,182	53,420	(7,238)	(13.5)
Legal settlement	—	—	—	—	—	405,000	(405,000)	(100.0)
Total operating expenses	$188,668	$180,813	$7,855	4.3%	$558,250	$918,680	$(360,430)	(39.2)%
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
Research and development expenses increased $1.1 million, or 1.0%, and $28.7 million, or 8.8%, for the three and nine months ended September 30, 2019 compared to the same periods in 2018. The increases in the three and nine months ended September 30, 2019 included a $3.1 million and a $21.3 million increase in personnel costs driven primarily by headcount growth, including headcount additions from the two acquisitions we completed in the third quarter of 2018, and a $2.4 million and a $6.8 million increase in development-related facilities costs due to facilities expansion and headcount growth. The increase in the three months ended September 30, 2019 was partially offset by a $3.9 million reduction in product development costs.
Sales and marketing.
Sales and marketing expenses consist primarily of personnel costs, marketing and promotional activities, and an allocated portion of facility and IT costs including depreciation. We expect our sales and marketing expenses to increase in absolute dollars as we continue to expand our sales and marketing efforts worldwide.
Sales and marketing expenses increased $7.4 million, or 15.4%, and $23.1 million, or 17.0%, for the three and nine months ended September 30, 2019 compared to the same periods in 2018. The increases in the three and nine months ended September 30, 2019 included a $6.9 million and a $20.1 million increase in personnel costs due to headcount growth which resulted in an increase in compensation, including sales commissions.
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
General and administrative expenses decreased $0.7 million, or 4.3%, and $7.2 million, or 13.5%, for the three and nine months ended September 30, 2019 compared to the same periods in 2018. The decrease for the nine months ended September 30, 2019 was primarily related to a reduced level of litigation activities as a result of the settlement of our litigation with Cisco in August 2018.
Legal settlement.
During the three and nine months ended September 30, 2018, we recorded $405.0 million in legal settlement expenses in connection with a binding term sheet (“Term Sheet”) that was entered into on August 6, 2018 between the Company and Cisco (the “Legal Settlement”), which included a $400.0 million payment to Cisco and $5.0 million of legal fees associated with the settlement. Pursuant to the Term Sheet, the Company and Cisco obtained dismissals of all then ongoing district court and USITC litigation between us. On December 3, 2018, the parties entered into a mutual release and settlement agreement, which superseded the Term Sheet but did not substantially alter the terms.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change in		2019	2018	Change in
	$	$	$	%	$	$	$	%
Other income (expense), net:
Interest income	$13,446	$8,585	$4,861	56.6%	$38,451	$21,933	$16,518	75.3%
Interest expense	—	(673)	673	(100.0)	—	(2,040)	2,040	(100.0)
Gain (loss) on investments in privately-held companies	4,277	—	4,277	—	5,427	(9,100)	14,527	(159.6)
Other income (expense), net	1,446	707	739	104.5	1,435	(187)	1,622	(867.4)
Total other income (expense), net	$19,169	$8,619	$10,550	122.4%	$45,313	$10,606	$34,707	327.2%
The favorable increase in other income (expense), net, during the three and nine months ended September 30, 2019 as compared to the same periods of 2018 were primarily due to increases in interest income as we continued to generate cash and expand our marketable securities portfolios, and favorable changes in gain (loss) on our investments in privately-held companies. The gain on investments of $4.3 million and $5.4 million in the three and nine months ended September 30, 2019 mainly resulted from the sale of one of our investments in the period. The loss incurred in the nine months ended September 30, 2018 primarily related to a $10.3 million impairment of our investments. See Note 5. Investments of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for further discussion.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change in		2019	2018	Change in
	$	$	$	%	$	$	$	%
Income before income taxes	$247,775	$189,389	$58,386	30.8%	$675,098	$90,311	$584,787	647.5%
Provision for (benefit from) income taxes	38,880	20,865	18,015	86.3%	75,923	(67,482)	143,405	(212.5)%
Effective tax rate	15.7%	11.0%			11.2%	(74.7)%
The income tax benefits for the 2018 periods included $99.0 million in federal and state tax benefits on the $405 million charge related to the Legal Settlement recorded in the nine months ended September 30, 2018. In addition, income taxes for the three and nine months ended September 30, 2019 included a lower benefit from the recognition of excess tax benefits on stock-based compensation. Our income taxes in the nine months ended September 30, 2019 were also negatively impacted by a change in our position on sharing stock-based compensation within our cost sharing arrangement as a result of an opinion issued in June 2019. See Note 10. Income Taxes of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for further information. The remaining changes in the income taxes were attributable to the overall increase in worldwide earnings.
Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of September 30, 2019, our total balance of cash, cash equivalents and marketable securities was approximately $2.4 billion, of which approximately $402.2 million was held outside the U.S. in our foreign subsidiaries.
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
Cash Flows

	Nine Months Ended September 30,
	2019	2018

	(in thousands)
Cash provided by operating activities	$635,873	$207,300
Cash used in investing activities	(20,043)	(583,452)
Cash provided by (used in) financing activities	(169,509)	41,336
Effect of exchange rate changes	(994)	(984)
Net increase (decrease) in cash, cash equivalents and restricted cash	$445,327	$(335,800)
Cash Flows from Operating Activities
During the nine months ended September 30, 2019, cash provided by operating activities was $635.9 million, primarily from net income of $599.2 million and non-cash adjustments to net income of $111.3 million driven by stock-based compensation and depreciation and amortization, partially offset by a net decrease of $74.6 million in cash from changes in our operating assets and liabilities. Cash outflows from operating activities consisted of a $58.2 million decrease in deferred revenue primarily due to the recognition of product deferred revenue related to contract acceptance terms, $115.5 million increase in accounts receivable due to timing of customer shipments in the current quarter, and a $14.4 million decrease in accounts payable due to timing of production related vendor balances. These cash outflows were partially offset by cash inflows of $59.4 million in prepaid expenses and other current assets from a decrease in prepaid taxes and a decrease in deferred cost of inventory due to the recognition of product deferred revenue, $29.8 million from an increase in income taxes payable, and a $25.0 million decrease in inventories due to timing of product shipments and receipts.
During the nine months ended September 30, 2018, cash provided by operating activities was $207.3 million, primarily from net income of $157.8 million with non-cash adjustments to net income of $42.6 million, and a net increase of $6.9 million in cash from changes in our operating assets and liabilities. The increase in cash from changes in operating assets and liabilities was primarily due to cash inflows of $98.3 million from a decrease in inventories driven by improved inventory management and timing of receipts, $30.5 million from an increase in accounts payable due to timing of inventory receipts and payments, $13.2 million from an increase in deferred revenue primarily from growth in customer PCS contracts, $10.3 million from an increase in income taxes payable, and $10.0 million from increases in other liabilities primarily driven by increased customer prepayments under concealable contracts. These cash inflows were partially offset by cash outflows of $68.2 million from an increase in accounts receivable due to increased billing and timing of customer shipments, $50.5 million from an increase in prepaid expenses and other current assets primarily due to an income tax benefit recorded for the Cisco legal settlement charges referenced above, and $35.9 million from a decline in accrued liabilities due primarily to a decline in supplier liabilities and the completion of product development projects.
Cash Flows from Investing Activities
During the nine months ended September 30, 2019, cash used in investing activities was $20.0 million, primarily consisting of purchases of available-for-sale securities of $840.1 million, and purchases of property and equipment of $13.3 million, partially offset by proceeds of $806.5 million from maturities of marketable securities and proceeds from the sale of one of our investments in privately-held companies of $28.2 million.
During the nine months ended September 30, 2018, cash used in investing activities was $583.5 million, consisting of purchases of available-for-sale securities of $827.2 million, offset by proceeds of $367.0 million from maturities of marketable securities, $95.6 million for business acquisitions, and purchases of property and equipment of $17.6 million.
Cash Flows from Financing Activities
During the nine months ended September 30, 2019, cash used in financing activities was $169.5 million, consisting of payments for repurchases of our common stock from the open market of $214.6 million and taxes paid of $7.1 million upon vesting of restricted stock units, offset partially by proceeds from the issuance of common stock under employee equity incentive plans of $52.2 million.
During the nine months ended September 30, 2018, cash provided by financing activities was $41.3 million, consisting primarily of proceeds from the issuance of common stock under employee equity incentive plans of $49.6 million, offset by taxes paid of $6.9 million upon vesting of restricted stock units, and payments for lease financing obligations of $1.4 million.
Stock Repurchase Program
From time to time, we repurchase stock opportunistically pursuant to our Repurchase Program authorized by our board of directors in April 2019. The repurchases are funded from working capital. The Repurchase Program, which expires in April 2022, does not obligate us to acquire any of our common stock, and may be suspended or discontinued by us at any time without prior notice. As of September 30, 2019, the remaining authorized amount for stock repurchases under this program is approximately $785.4 million. Refer to Note 8. Equity Award Plan Activities of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for further discussion.
Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
Our contractual obligations represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through cash generated from operations and from our existing balances of cash, cash equivalent and marketable securities. As of September 30, 2019, our principal commitments consist primarily of obligations under operating leases for offices and data centers and purchase commitments with our contract manufacturers and suppliers. See Note 6. Leases and Note 7. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for future payment commitments under leases and our purchase commitments as of September 30, 2019, respectively.

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
Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the U.S. and to a lesser extent in Europe and Asia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. For the three and nine months ended September 30, 2019, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our operating results. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements. While we have not engaged in the hedging of our foreign currency transactions to date and do not enter into any hedging contracts for trading or speculative purposes, we may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar.
Interest Rate Sensitivity
As of September 30, 2019 and December 31, 2018, we had cash, cash equivalents and available-for-sale marketable securities totaling $2.4 billion and $2.0 billion, respectively. Cash equivalents and marketable securities were invested primarily in money market funds, corporate bonds, U.S. agency mortgage-backed securities, U.S. treasury securities and commercial paper. Our primary investment objectives are to preserve capital and maintain liquidity requirements. In addition, our policy limits the amount of credit exposure to any single issuer. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the U.S. A decline in interest rates would reduce our interest income on our cash, cash equivalents and marketable securities. For the three and nine months ended September 30, 2019, the effect of a hypothetical 100 basis point increase or decrease in overall interest rates would not have had a material impact on our interest income.
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
Investments in Privately-Held Companies
Our non-marketable equity investments in privately-held companies are recorded in “Investments” in our condensed consolidated balance sheets. As of September 30, 2019 and December 31, 2018, the total carrying amount of our investments in privately-held companies was $4.2 million and $30.3 million, respectively. See Note 5. Investments of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, that occurred during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We may be unable to sustain or increase our revenue from our large end customers, grow revenues with new or other existing end customers at the rate we anticipate or at all, or offset the discontinuation of concentrated purchases by our larger end customers with purchases by new or existing end customers. These customers can drive the growth in revenue for particular products and services based on factors such as: trends in the networking market, business mergers and acquisitions, trends in economic conditions and the overall fast growth of a customer’s underlying business. These customers could choose to divert all or a portion of their business with us to one of our competitors, demand pricing concessions for our services, require us to provide enhanced services that increase our costs, or reduce their spending levels. If these factors drove some of our large customers to cancel all or a portion of their business relationships with us, the growth in our business and the ability to meet our current and long-term financial forecasts may be materially impacted. We expect that such concentrated purchases will continue to contribute materially to our revenue for the foreseeable future and that our results of operations may fluctuate materially as a result of such larger end customers’ buying patterns. In addition, we may see consolidation of our customer base, such as among internet companies and cloud service providers, which could result in loss of end customers. The loss of such end customers, or a significant delay or reduction in their purchases, including reductions or delays due to customer departures from recent buying patterns, or an unfavorable change in competitive conditions could materially harm our business, financial condition, results of operations and prospects. For example, we have experienced reduced demand from certain of our large end customers during the nine months ended September 30, 2019, and expect this could continue in future periods including the quarter ended December 31, 2019
Adverse economic conditions or reduced information technology and network infrastructure spending may adversely affect our business, financial condition, results of operations and prospects.
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
We pursue new product and service offerings and technology initiatives from time to time, and if we fail to successfully carry out these initiatives, our business, financial condition, or results of operations could be adversely impacted.
As part of the evolution of our business, we have made substantial investments to develop new products and services and enhancements to existing products through our acquisitions and research and development efforts to diversify our product offerings and maintain growth of the Company. If we are unable to anticipate technological changes in our industry by introducing new or enhanced products and services in a timely and cost-effective manner, or if we fail to introduce products and services that meet market demand, we may lose our competitive position, our products may become obsolete, and our business, financial condition or results of operations could be adversely affected.
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

•	Our ability to skillfully balance our investment in adjacent markets with investment in our existing products and services;

•	The success of our partnerships with other companies; and

•	Our ability to grow our sales force to address new markets.
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
In the past several years, we have announced a number of new products and enhancements to our products and services. For example, we recently introduced our 7800R family of products for demanding 400G cloud networks. The success of our new products depends on several factors including, but not limited to, appropriate new product definition, the development of product features that sufficiently meet end-user requirements, component costs, availability of 400G optical components, timely completion and introduction of these products, prompt solution of any defects or bugs in these products, our ability to support these products, differentiation of new products from those of our competitors and market acceptance of these products.
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
Our ability to continue to compete effectively in a rapidly evolving market requires that we successfully release new products that meet the increasingly sophisticated networking requirements of our end customers. For example, we introduced our 7800R family of products for demanding 400G cloud networks and the next generation of the Arista 7500R, 7280R Series. The success of new product introductions will depend on a number of factors including, but not limited to, timely and successful product development, market acceptance of our new products, our ability to penetrate new markets, our ability to manage the risks associated with new product production ramp-up issues, the timely development and availability of new merchant silicon chips from our suppliers, the effective management of purchase commitments and inventory in line with anticipated product demand, the availability of products in appropriate quantities and costs to meet anticipated demand, and the risk that new products may have quality or other defects or deficiencies in the early stages of introduction. For example, our new product releases will require strong execution from our third party merchant silicon chip suppliers to develop and release new merchant silicon chips that satisfy end-customer requirements, to meet expected release schedules and to provide sufficient quantities of these components. In addition, we introduced Arista Cognitive Cloud Networking for the Campus as well as Mojo Cognitive WiFi and Metamako low latency switches. If we are unable to successfully manage our product introductions or transitions, or if we fail to penetrate new markets, as a result of any of these or other factors, our business, financial condition, results of operations and prospects could be adversely affected.
Our revenue growth rate in recent periods may not be indicative of our future performance.
Our revenue growth rate in recent periods may not be indicative of our future performance. We have experienced annual revenue growth rates of 30.7%, 45.8%, and 34.8% in 2018, 2017, and 2016, respectively. In the future, we expect our revenue growth rates to decline as the size of our customer base increases, we achieve higher market penetration in our current target market and we continue to enter and expand into new target markets. Other factors may also contribute to declines in our growth rates, including changes in demand for our products and services, particularly from our large end customers, changes in capital spending by our large end customers, increased competition, our ability to successfully manage our expansion or continue to capitalize on growth opportunities, the maturation of our business and general economic, international trade conditions, and our ability to be successful in adjacent markets, such as the campus switching and WiFi networking markets. For example, we have experienced volatility in demand from certain of these large end customers during 2019 resulting in slower overall revenue growth. Overall demand from these larger customers may decline in future periods including the fourth quarter of 2019, which would impact our future revenue growth. You should not rely on our revenue for any prior quarterly or annual period as an indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected and our stock price could be volatile.

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

•	changes in end-customer, geographic or product mix;

•	changes in the growth rate of existing or new customers, including large end customers;

•	changes in growth rates of the networking market;

•	the cost and potential outcomes of existing and future litigation;

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
If we are unable to attract new large end customers or to sell additional products and services to our existing end customers, our revenue growth will be adversely affected and our revenue could decrease.
To increase our revenue, we must add new end customers and large end customers and sell additional products and services to existing end customers. For example, one of our sales strategies is to target specific projects at our current end customers because they are familiar with the operational and economic benefits of our solutions, thereby reducing the sales cycle into these customers. We also believe the opportunity with current end customers to be significant given their existing infrastructure and expected future spend. Another one of our sales strategies is focused on increasing penetration in the enterprise and campus markets. However, sales strategies focused on expansion to adjacent markets can require more time and effort since enterprise and campus end customers typically start with small purchases, and there is often a long testing period. For this reason, in order to grow our revenue, it is important for us to attract new large end customers. Some factors that may limit our ability to attract new large end customers include, but are not limited to, market saturation in the cloud networking market, competition, decreased capital spending of such customers, a limited number of such customers, and a decline in growth of such customers. If we fail to attract new large end customers, including enterprise and campus end customers, or fail to reduce the sales cycle and sell additional products to our existing end customers, our business, financial condition, results of operations and prospects will be harmed.
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
The parties tried Phase I of the case, relating to contract interpretation and application of the contract to certain claimed source code, in September 2015. On March 23, 2016, the Court issued a Final Statement of Decision Following Phase I Trial, in which it agreed with and adopted our interpretation of the 2004 agreement and held that we, and not OptumSoft, own all the software at issue in Phase I. The remaining issues that were not addressed in the Phase I trial were set to be tried in Phase II, including the application of the Court’s interpretation of the 2004 agreement to any other source code that OptumSoft claims to own following a review and the trade secret misappropriation and confidentiality claims. The Court has agreed to vacate the trial date pending the parties’ efforts to settle the issues in dispute in the Phase II trial.
On September 24, 2019, the Company and OptumSoft entered into a settlement agreement resolving all the issues that were set to be tried in Phase II of the litigation. Under the settlement agreement, OptumSoft may still pursue its appeal of the Court’s Final Statement of Decision Following Phase I Trial, and pursue any further litigation that may result, but has granted the Company a release on all other outstanding claims
We intend to vigorously defend against any claims brought against us by OptumSoft.  However, we cannot be certain that, if litigated, any claims by OptumSoft would be resolved in our favor.  For example, if it were determined that OptumSoft owned components of our EOS network operating system, we would be required to transfer ownership of those components and any related intellectual property to OptumSoft.  If OptumSoft were the owner of those components, it could make them available to our competitors, such as through a sale or license.  An adverse litigation ruling could result in a significant damages award against us and injunctive relief. In addition, OptumSoft could assert additional or different claims against us, including claims that our license from OptumSoft is invalid.
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
We have experienced declines in sales prices for our products and services. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products and services that compete with ours or may bundle them with other products and services. Additionally, although we generally price our products and services worldwide in U.S. dollars, currency fluctuations in certain countries and regions may adversely affect actual prices that partners and end customers are willing to pay in those countries and regions. Furthermore, we anticipate that the sales prices and gross profits for our products will decrease over product life cycles. Decreased sales prices for any reason may reduce our gross profits and adversely affect our result of operations.
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
We are subject to risks related to Brexit.
The United Kingdom, or UK, vote in favor of leaving the European Union, or EU, (commonly referred to as the “Brexit”) has created uncertainty about the future relationship between the UK and the EU. Although the deadline for Brexit has been extended to January 31, 2020, given prior extensions of the deadline for Brexit, it is unclear when and if such withdrawal will take place.
Brexit creates an uncertain political and economic environment in the UK and potentially across other EU member states for the foreseeable future, including during any period while the terms of Brexit are being negotiated and such uncertainties could impair or limit our ability to transact business in the member EU states. Additionally, there also is a risk that other countries may decide to leave the EU.
Further, Brexit could adversely affect European and worldwide economic or market conditions and could contribute to instability in global financial markets, and the value of the Pound Sterling currency or other currencies, including the Euro. We are exposed to the economic, market and fiscal conditions in the UK and the EU and to changes in any of these conditions.

Consequently, no assurance can be given as to the impact of Brexit, or continued uncertainty regarding it, and, in particular, no assurance can be given that our operating results, financial condition and prospects would not be adversely impacted by the result.
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
If tariffs, trade restrictions, or trade barriers are placed on products such as ours by foreign governments, especially China, our costs may increase.  We believe we can adjust our supply chain and manufacturing practices to minimize the impact of the tariffs, but our efforts may not be successful, there can be no assurance that we will not experience a disruption in our business related to these or other changes in trade practices and the process of changing suppliers in order to mitigate any such tariff costs could be complicated, time-consuming, and costly.
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
In the event that we are found to infringe any third party intellectual property, we could be enjoined, or subject to other remedial orders that would prohibit us, from making, licensing, using or importing into the U.S. such products or services. In order to resume such activities with respect to any affected products or services, we (or our component suppliers) would be required to develop technical redesigns to this third party intellectual property that no longer infringe the third party intellectual property. In any efforts to develop technical redesigns for these products or services, we (or our component suppliers) may be unable to do so in a manner that does not continue to infringe the third party intellectual property or that is acceptable to our customers. These redesign efforts could be extremely costly and time consuming as well as disruptive to our other development activities and distracting to management. Moreover, such redesigns could require us to obtain approvals from the court or administrative body to resume the activities with respect to these affected solutions. We may not be successful in our efforts to obtain such approvals in a timely manner, or at all. Any failure to effectively redesign our solutions or to obtain timely approval of those redesigns by a court or administrative body may cause a disruption to our product shipments and materially and adversely affect our business, prospects, reputation, results of operations, and financial condition. For example, in two prior investigations brought by Cisco in the International Trade Commission (“ITC”), we were subjected to remedial orders that prohibited us from importing and selling after importation any products the ITC found to infringe Cisco’s patents. As a result, we were required to redesign certain aspects of our products and obtain U.S. Customs and Border Protection’s approval of those redesigns before we could continue to import those products into the United States.
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
As part of our business strategy, we may make investments in complementary companies, products or technologies which could involve licenses, additional channels of distribution, discount pricing or investments in or acquisitions of other companies. For example, we completed the acquisition of Mojo in August 2018 and the acquisition of Metamako in September 2018. However, we do not have significant experience in making investments in other companies nor had we made any acquisitions prior to those of Mojo and Metamako, and as a result, our ability as an organization to evaluate and/or complete investments or acquire and integrate other companies, products or technologies in a successful manner is unproven. We may not be able to find suitable investment or acquisition candidates, and we may not be able to complete such investments or acquisitions on favorable terms, if at all. If we do complete investments or acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any investments or acquisitions we complete could be viewed negatively by our end customers, investors and securities analysts.
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
As a public company, we are subject to the reporting and corporate governance requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations, including the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Dodd-Frank Act. Compliance with these rules and regulations and the attendant responsibilities of management and the board, may make it more difficult to attract and retain executive officers and members of our board of directors, particularly to serve on our Audit Committee and Compensation Committee, has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. In addition, if our internal control over financial reporting is not effective as defined under Section 404, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition, results of operations and prospects. Although we have already hired additional employees to help comply with these requirements, we may need to further expand our legal and finance departments in the future, which will increase our costs and expenses.
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
The implementation of these requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. In addition, we have incurred and will continue to incur additional costs to comply with these disclosure requirements, including costs related to conducting diligence procedures and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. We may also face reputational harm or loss sales if we determine that certain of our products contain minerals not determined to be conflict-free or if we are unable to alter our products, processes or sources of supply to avoid such materials.

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
The trading price of our common stock has historically been and is likely to continue to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include the following:

•	actual or anticipated announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	forward-looking statements related to future revenue, gross margins and earnings per share;

•	price and volume fluctuations in the overall stock market from time to time;

•	changes or decreases in the growth rate of our revenues and the networking market;

•	litigation involving us, our industry, or both;

•	manufacturing, supply or distribution shortages or constraints, or challenges with adding or changing our manufacturing process or supply chain;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in the IT security industry in particular;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	sales by our officers, directors or significant stockholders;

•	actual or anticipated changes or fluctuations in our results of operations;

•	adverse changes to our relationships with any of our channel partners;

•	whether our results of operations or our financial outlook for future fiscal periods meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of investors or securities analysts;

•	regulatory developments in the U.S., foreign countries or both;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales of large blocks of our common stock; or

•	departures of key personnel.
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
Based on shares outstanding as of September 30, 2019, holders of approximately 23.1% of our common stock have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, we have registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. If holders, by exercising their registration rights, sell large numbers of shares, it could adversely affect the market price of our common stock.

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
Our directors, executive officers and each of our stockholders who own greater than 10% of our outstanding common stock together with their affiliates, in the aggregate, beneficially own approximately 22.7% of the outstanding shares of our common stock, based on shares outstanding as of September 30, 2019. As a result, these stockholders, if acting together, could exercise a significant level of influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
Our stock repurchases under the authorized Repurchase Program (see Note 8. Equity Award Plan Activities of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q) during the three months ended September 30, 2019 were as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
July 1, 2019 - July 31, 2019	—	$—	—	$899,992
August 1, 2019 - August 31, 2019	512	223.99	512	785,383
September 1, 2019 - September 30, 2019	—	—	—	785,383
	512		512

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)
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

Arista Networks, Inc.
(Registrant)

Date:	October 31, 2019	By:	/s/ JAYSHREE ULLAL
Jayshree Ullal
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	October 31, 2019	By:	/s/ ITA BRENNAN
Ita Brennan
Chief Financial Officer
(Principal Accounting and Financial Officer)