Form 10-K
period 2019-12-31
Arista Networks, Inc.
filed 2020-02-14
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $15,382,416,460 as of June 28, 2019 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing price of the registrant’s common stock on the New York Stock Exchange on such date. Shares held by persons who may be deemed affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
On February 10, 2020, 76,479,227 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of December 31, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•
our ability to expand our leadership position in the network switch industry, including the areas of mobility, virtualization, network monitoring, cloud computing and cloud networks, and to develop new products and expand our business into new markets such as the campus and enterprise data center markets;

•
our ability to satisfy the requirements for cloud networking solutions and to successfully anticipate technological shifts and market needs, innovate new products and bring them to market in a timely manner including any increased adoption of new technology solutions or consumption models such as commoditized hardware technology or open source networking solutions;

•	our ability to integrate and realize the benefits of our recent and future acquisitions;

•	our business plan and our ability to effectively manage our growth, including the reporting requirements and compliance obligations of a public company;

•	costs associated with defending intellectual property infringement and other claims and the potential outcomes of such disputes, such as those claims discussed in “Legal Proceedings”;

•	our ability to retain and increase sales to existing customers and attract new end customers, including large end customers;

•
the budgeting cycles and purchasing practices of end customers, including large end customers who may receive lower pricing terms due to volume discounts or who may elect to re-assign allocations to multiple vendors based upon specific network roles or projects;

•	the growth and buying patterns of our large end customers in which large bulk purchases may or may not occur in certain quarters;

•
our inability to fulfill our end customers’ orders due to supply chain delays, access to key commodities or technologies or events that impact our manufacturers or their suppliers such as the recent U.S. trade wars with China or the impact of public health epidemics like the coronavirus currently affecting China;

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

•	our ability to identify, complete and realize the benefits of future acquisitions of or investments in complementary companies, products, services or technologies;
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

PART I
Item 1. Business
Arista Networks pioneered software-driven, cognitive cloud networking for large-scale datacenter and campus environments. Our cloud networking solutions consist of our Extensible Operating System ("EOS"), a set of network applications and our Ethernet switching and routing platforms. Our cloud networking solutions deliver industry-leading performance, scalability, availability, programmability, automation and visibility. At the core of our cloud networking platform is EOS, which was purpose-built to be fully programmable, highly modular and reliable. The programmability of EOS has allowed us to create a set of software applications that address the requirements of cloud networking, including workflow automation, network visibility and analytics, and has also allowed us to rapidly integrate with a wide range of third-party applications for virtualization, management, automation, orchestration and network services. Since we began shipping our products, we have grown rapidly, and, according to market research, we have achieved the second largest market share in data center Ethernet switch ports. We have been profitable and cash flow positive for each year since 2010.
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
In 2018, we announced a new network architecture designed to redefine the campus network into a cognitive single-tier SplineTM driven by a single image operating system that extends across the campus and the data center. Leveraging EOS® and CloudVision®, our Cognitive Cloud Networking approach brings operational consistency and modern cloud principles to the enterprise campus in the face of a proliferation of Internet of Things ("IOT") related users, behaviors and complexities. As part of the enterprise campus solution, we acquired Mojo Networks, Inc. (“Mojo”), inventor of Cognitive WiFiTM and a leader in cloud-managed wireless networking. We also acquired Metamako Holding PTY LTD. (“Metamako”), a leader in low-latency, FPGA-enabled network solutions.
In 2019, we completed the introduction of ten new 400G platforms. In the Leaf/Spine High Network Radix category, we offer two new fixed 32 port 400G switches, and a 128 port 100G/32 port 400G modular switch. For the Universal Leaf and Spine category of switching, we introduced our R3 series 100G and 400G products supporting up to 2.5M routes on our 7280R3 series fixed and 7500R3 series modular platforms. We also introduced a new modular family called the 7800R3, a high density 100G and 400G platform supporting up to 460 Tbps of system throughput. In addition, we launched the 720XP Series of fixed Power over Ethernet (PoE) leaf switches with mGig and 60W PoE, enabling us to offer a complete end to end solution for cognitive campus ethernet, as well as the introduction of our new WiFi-6 wireless APs.
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
Nearly all consumer applications today are delivered as cloud services. Enterprise applications are rapidly moving to the cloud as well, since cloud services are easier and more cost effective to deploy, scale and operate than traditional applications. Internet leaders like Amazon, Facebook, Google, and Microsoft pioneered the development of large-scale cloud data centers in order to meet the growing demands of their users, including business customers. Enterprises and service providers around the world are adopting cloud computing technologies in order to achieve similar performance improvements and cost reductions.
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
Our Cloud Networking Solutions
We are a leading supplier of cloud networking solutions that use software innovations to address the needs of large-scale internet companies, cloud service providers and next-generation enterprise data centers and campuses. Our cloud networking platform was purpose-built to address the functional and performance requirements for cloud networks. We deliver our solutions via our industry-leading 1/2.5/5/10/25/40/50/100/400 Gigabit Ethernet switches and routers optimized for next-generation data center networks.
Our cloud networking solutions consist of EOS, a set of networking applications and our Gigabit Ethernet platforms. At the core of our cloud networking platform is EOS, which was architected to be fully programmable and highly modular.
The programmability of EOS has allowed us to create a set of software applications and application programming interfaces ("APIs"), that address the requirements of cloud networking, including workflow automation, network visibility and analytics, and has further allowed us to integrate rapidly with a wide range of third-party applications for virtualization, management, automation, orchestration and network services.
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
Open and Programmable
Our EOS software was purpose-built to offer programmable interfaces throughout all levels of our software. This has allowed us to integrate our cloud networking platform with a wide range of leading third-party applications. For example, we support VMware NSX, OpenConfig/YANG and Microsoft System Center for orchestration and fast provisioning, enabling true workload mobility and automatic provisioning of physical switches. We enable customers, through APIs, to write their own scripts to customize and optimize their networks.
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
Network Visibility
Our EOS software provides a set of tools and applications that proactively monitor, detect and notify network managers when network issues arise, delivering real-time data to third-party management applications including Corvil, ExtraHop, Riverbed and Splunk to provide detailed application visibility. Our telemetry applications include VM Tracer, which provides visibility down to the virtual machine level, Path Tracer, which detects errors in provisioned network paths, MapReduce Tracer, which monitors and optimizes the performance of Hadoop workloads, Flow Tracker which can visualize all connected endpoints including iPhones, iPads and IOT devices, and Health Tracer, which monitors infrastructure resiliency. Our network visibility applications provide real-time insight into the status of the network. They include LANZ, which monitors latency, and DANZ 2017, a set of features previously only available in add-on network visibility devices, which provides advanced traffic monitoring with flow analysis and timestamps, plus the ability to perform tap aggregation for reporting and analysis.

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
Enterprise Campus Networks
Arista CloudVision, built on the Cognitive Management Plane (CMP) engine, is a platform for turnkey orchestration, provisioning and telemetry. Born initially in the data center era, CloudVision now extends the same common operational model to the campus providing unified wired and wireless management as well as on-premise and cloud hosted data center management.
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
Our Market Opportunity
We compete primarily in the data center switching market for 10 Gigabit Ethernet and above, excluding blade switches. We more recently began to compete in the enterprise campus market for 1 Gigabit Ethernet switching and above and in the cloud-managed wireless networking market.
We believe that cloud computing represents a fundamental shift from traditional legacy network architectures. As organizations of all sizes have moved workloads to the cloud, spending on cloud and next-generation data centers has increased rapidly, while traditional legacy IT spending has grown more slowly.
Our Customers
As of December 31, 2019, we had delivered our cloud networking solutions to over 6,000 end customers worldwide in approximately 94 countries. Our end customers span a range of industries and include large internet companies, service providers, financial services organizations, government agencies, media and entertainment companies and others. For the year ended December 31, 2019, purchases by Microsoft and Facebook each accounted for more than 10% of our total revenue. In addition, for each of the years ended December 31, 2019, 2018, and 2017, Microsoft accounted for more than 10% of our total revenue. Purchases by both of these customers are primarily fulfilled through our channel partners.
Our Competitive Strengths
We believe the following strengths will allow us to maintain and extend our technology leadership position in cloud networking and next-generation data center Ethernet products:

•Purpose-Built Cloud Networking Platform. We have developed a highly scalable cloud networking platform that uses software to address the needs of large-scale internet companies, cloud service providers, financial services organizations, government agencies and media and entertainment companies, including virtualization, big data and low-latency applications. As a result, our cloud networking platform does not have the inherent limitations of legacy network architectures.
•Broad and Differentiated Portfolio. Using multiple silicon architectures, we deliver switches and routers with industry-leading capacity, low latency, port density and power efficiency and have innovated in areas such as deep packet buffers, embedded optics and reversible cooling. Our broad portfolio has allowed us to offer customers products that best match their specific requirements.
•Single Binary Image Software. The single binary image of EOS software allows us to maintain feature consistency across our entire product portfolio and enables us to introduce new software innovations into the market that become available to our entire installed base without a “forklift upgrade” (i.e., a broad upgrade of the data center infrastructure).
•Rapid Development of New Features and Applications. Our highly modular EOS software has allowed us to rapidly deliver new features and applications while preserving the structural integrity and quality of our network operating system. We believe our ability to deliver new features and capabilities more quickly than legacy switch/router operators, provides us with a strategic advantage given that the requirements in cloud and next-generation data center networking continue to evolve rapidly.
•Deep Understanding of Customer Requirements. We have developed close working relationships with many of our largest customers that provide us with insights about their needs and future requirements. This has allowed us to develop and deliver products to market that meet customer demands and expectations as well as to rapidly grow sales to existing customers.
•Strong Management and Engineering Team with Significant Data Center Networking Expertise. Our management and engineering team consists of networking veterans with extensive data center networking expertise. Our President and Chief Executive Officer, Jayshree Ullal, with 30+ years of networking expertise from silicon to systems companies. Andy Bechtolsheim, our Founder and Chief Development Officer, was previously a founder and chief system architect at Sun Microsystems. Kenneth Duda, our Founder and Chief Technology Officer, led the software development effort of EOS.
•Significant Technology Lead. We believe that our networking technology represents a fundamental advance in networking software. Our EOS software is state-driven and the result of more than 1,000 man-years of research and development investment over a ten-year period with 10+ million lines of code as a key cloud networking software stack.
Our Products and Technology
We offer one of the broadest product lines of datacenter and campus 1/2.5/5/10/25/40/50/100/400 Gigabit Ethernet switches and routers in the industry, comprising our 720XP, 7010/7020R Series, 7050X Series, 7060X Series, 7130 Series, 7160 Series, 7150 Series, 7170 Series, 7250X Series, 7280R Series Universal Leaf products, 7300X Series Spline products, and our 7500R/7800R Series Universal Spine products.
We deliver routing and switching platforms with industry-leading capacity, low latency, port density and power efficiency. We have also innovated in areas such as deep packet buffers, embedded optics and reversible cooling. An overview of our switching/routing portfolio is shown in the figure below.

7300X / 7368X / 7320X
7500R / 7800R
Spine/Spline™
EOS
7050X / 7060X / 720X
7150S/7160/7170/7280R Series
Leaf
Volume
Value
Single Image Arista EOS Across All Platforms

Our Extensible Operating System
The core of our cloud networking platform is our EOS which runs on top of standard Linux and offers programmability at all layers of the stack. All of our Ethernet platforms run our EOS software.
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
CloudVision
CloudVision’s abstraction of the physical network to a broader, network-wide perspective allows for a more efficient approach for several operational use-cases, including the following highlights:
•Centralized representation of distributed network state, allowing for a single point of integration and network-wide visibility and analytics;
•Controller agnostic support for physical and virtual workload orchestration through open APIs such as OVSDB, JSON and Openstack plugins;
•Turn-key automation for zero touch provisioning, configuration management and network-wide upgrades and rollback;
•Compliance dashboard for security, audit and patch management;
•Real-time streaming for telemetry and network analytics, a modern approach to replace legacy polling per device;
•Provides visibility and troubleshooting for underlay and overlay networks; and
•Enables macro-segmentation services which provides a dynamic and scalable network service to logically insert security devices into the path of traffic, regardless of whether the security device or workload is physical or virtual and with complete flexibility on placement of security devices and workloads.
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
Arista Multi Cloud Networking Platform
CloudEOS™ is Arista’s multi cloud and cloud native networking solution enabling a highly secure and reliable networking experience with consistent segmentation, telemetry, provisioning and troubleshooting for the entire enterprise. It can be deployed across the enterprise edge, WAN, campus, data center, on-premises Kubernetes clusters, and multiple public and private clouds. CloudEOS provides multi cloud connectivity across the entire enterprise cloud environment with high-performance virtual and container-based instances of EOS® software that simplify network operations and integrate with declarative cloud provisioning toolchains like Terraform, Ansible, and other popular CloudOps and DevOps tools.
In addition, CloudEOS enables the seamless delivery of a fully autonomic software-defined infrastructure by combining the power of network automation, state streaming telemetry, and common management plane across clouds using Arista CloudVision® and Terraform. With CloudEOS and CloudVision customers can integrate their cloud network deployments with the elasticity and automation of the public cloud, private cloud and cloud native platforms.
CloudEOS is designed for consumption on Amazon AWS, Microsoft Azure, and Google public clouds via their marketplace and service catalogs, and it is also available as a cloud native instance for deployment in Kubernetes clusters. With CloudEOS, customers can now deploy networks across multiple public cloud providers and on-premises environments in minutes, without ever touching the network CLI.
Cloud Principles Migrate Enterprise from PINs to PICs
With the Arista CloudEOS, enterprise customers can now deploy a reliable and secure multicloud experience with a common Universal Cloud Network approach across all of the places-in-the-cloud (“PICs”) as opposed to siloed Places-In-the-Network (“PINs”) of the legacy enterprise. This enables IT organizations to harness dispersed cloud resources anywhere for better availability of services and applications across any cloud, any workload and any location.
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
Arista Cognitive Campus includes a suite of WiFi Tracer tools for wireless security, reachability and network health diagnostics. The Integrated Wireless Intrusion Protection System (“WIPS”) protects networks against rogue APs, honeypots and implements device classification to determine authorized client devices connecting to unauthorized APs. Additional WIPS scanning is accomplished via a dedicated third radio which can also perform various network performance and health diagnostics. The AP can simulate a client device-association and authentication instrumenting identity and access (AAA and DHCP/DNS) latencies, connectivity to the upstream network and voice calls to calculate MOS score and network throughput. These automated tests can be pre-scheduled without administrator intervention ensuring business ready WiFi. CloudVision WiFi applications fuses Arista access points with cloud networking spines and splines for a seamless topology view.
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
Cognitive Management Plane - There is a dire void in management plane consistency and a need for data-driven analytics in the campus, as in the data center. We believe that a common model can be applied across both, saving customers operational costs. The CMP, based on Arista CloudVision, is a data-driven repository for the automated actions across network analytics.
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
Our sales organization is supported by systems engineers with deep technical expertise and responsibility for pre-sales technical support and solutions engineering for our end customers, systems integrators, original equipment manufacturers, or OEMs, and channel partners. A pool of shared channel sales and marketing representatives also supports these teams. Each sales team is responsible for a geographical territory, has responsibility for a number of major direct end-customer accounts or has assigned accounts in a specific vertical market. We have field sales teams operating in approximately 94 countries.
Our marketing activities consist primarily of technology conferences, web marketing, trade shows, product demonstrations, seminars and events, public relations, analyst relations, demand generation and direct marketing to build our brand, increase end-customer awareness, communicate our product advantages and generate qualified leads for our field sales force and channel partners.

Research and Development
We believe our future success depends on our ability to develop new products and features that address the needs of our end customers. Our in-house engineering personnel are responsible for the development, quality, documentation, support and release of our products. We plan to continue to invest in resources to conduct our research and development efforts.
Manufacturing
We subcontract the manufacturing of all of our products to various contract manufacturers. Our primary manufacturing partners are Jabil Circuit and Sanmina Corporation. This approach allows us to reduce our costs, manufacturing overhead and inventory position and allows us to adjust more quickly to changing end-customer demand. We require all of our manufacturing locations to be ISO-9001 certified. We have four direct fulfillment facilities worldwide to hold finished good inventory, perform product transformations, and install our EOS software to ship to customers and partners.
Our contract manufacturing partners procure the majority of the components needed to build our products and assemble our products according to our design specifications. This allows us to leverage the purchasing power of our contract manufacturing partners. We retain complete control over the bill of material, test procedures and quality assurance programs. Our personnel work closely with our partners and review on an ongoing basis forecasts, inventory levels, processes, capacity, yields and overall quality. Our contract manufacturing partners procure components and assemble our products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based upon historical trends and analyses from our sales and product management functions as adjusted for overall market conditions.
Our products rely on key components, including merchant silicon, integrated circuit components and power supplies purchased from a limited number of suppliers, including certain sole source providers. We also expect to see increased consolidation among our component suppliers. Generally, neither our contract manufacturers nor we have a written agreement with these component providers to guarantee the supply of the key components used in our products nor do we have exclusive rights to such key components, and our suppliers could suffer shortages, delay shipments, prioritize shipments to other vendors, increase prices or cease manufacturing such products or selling them to us at any time. Supply of components may also be adversely affected by geopolitical conditions such as international trade wars like the U.S. trade war with China and the impact of public health epidemics like the coronavirus currently affecting China.
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
The data center and campus networking markets have been historically dominated by Cisco, with competition also coming from other large network equipment and system vendors, including Extreme Networks, Dell/EMC, Hewlett Packard Enterprise, Juniper Networks and Mist Systems. Most of our competitors and some strategic alliance partners have made acquisitions and/or have entered into or extended partnerships or other strategic relationships to offer more comprehensive product lines, including cloud networking solutions. For example, Broadcom acquired Brocade Communications Systems, Extreme Networks purchased certain data center networking assets from Broadcom/Brocade and Avaya, Dell acquired EMC, and Hewlett Packard Enterprise acquired Aruba Networks.
We also face competition from other companies and new market entrants current technology partners and end customers who may acquire or develop network switches and cloud service solutions for internal use and/or to broaden their portfolio of products to market and sell to customers. Some of these competitors are developing networking products based on off-the-shelf or commoditized hardware technology, or “white box” hardware, particularly where an end customer’s network strategy seeks to emphasize deployment of such product offerings or adopt a disaggregated approach to the procurement of hardware and software. End customers may also increase their adoption of networking solutions based upon open source network operating systems that may be provided for free and used either on “white box” or proprietary hardware. The entrance of new competitors into our markets or the increased adoption of these new technology solutions or consumption models may cause downward pricing pressures, result in lost sales or otherwise have a material adverse effect on our business, prospects, financial condition and operating results.
Our relationships with our strategic alliance partners or suppliers may also shift as industry dynamics changes. If strategic alliance partners acquire or develop competitive products or services, our relationship with those partners may be adversely impacted, which could lead to more variability to our results of operations and impact the pricing of our solutions.
The principal competitive factors applicable to our products include:
•breadth of product offerings and features;
•reliability and product quality;
•ease of use;
•pricing;
•total cost of ownership, including automation, monitoring and integration costs;
•performance and scale;
•programmability and extensibility;
•interoperability with other products;
•ability to be bundled with other vendor offerings; and
•quality of service, support and fulfillment.
We believe our products compete favorably with respect to these factors. Our EOS software offers high reliability, integrates with existing network protocols and is open and programmable. We believe the combination of EOS, a set of network applications and our 1/2.5/5/10/25/40/50/100/400 Gigabit Ethernet platforms make our offering highly competitive for both cloud and enterprise data centers. However, many of our competitors have greater name recognition, longer operating histories, larger sales and marketing budgets and resources, broader distribution and established relationships with channel partners and end customers, greater access to larger end-customer bases, greater end-customer support resources, greater manufacturing resources, the ability to leverage their sales efforts across a broader portfolio of products, the ability to leverage purchasing power when purchasing subcomponents, the ability to bundle competitive offerings with other products and services, the ability to develop their own silicon chips, the ability to set more aggressive pricing policies, lower labor and development costs, greater resources to make acquisitions, larger intellectual property portfolios and substantially greater financial, technical, research and development or other resources.
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
Employees
As of December 31, 2019, we employed approximately 2,300 full-time employees. None of our employees are represented by unions. We consider our relationship with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.

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
A substantial portion of our business and revenue depends on the growth and evolution of the cloud networking market. The market demand for cloud networking solutions has increased in recent years as end customers have deployed larger, more sophisticated networks and have increased the use of virtualization and cloud computing. The continued growth of this market will be dependent upon many factors including but not limited to the adoption of and demand for our end customers’ products and services, the expansion, evolution and build out of our end customers’ networks, the capacity utilization of existing network infrastructures, changes in the technological requirements for the products and services to be deployed in these networks, the amount and mix of capital spending by our end customers, the development of network switches and cloud service solutions by our large end customers for internal use, the financial performance and prospects of our end customers, the availability of capital resources to our end customers, changes in government regulation that could impact cloud networking business models including those regulations related to cybersecurity, privacy, data protection and net neutrality, our ability to provide cloud networking solutions that address the needs of end customers more effectively and economically than those of other competitors or existing technologies and general economic conditions.
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
Historically, large purchases by a relatively limited number of end customers have accounted for a significant portion of our revenue, particularly in the cloud networking market. Many of these end customers make large purchases to complete or upgrade specific data center installations and are typically made on a purchase-order basis rather than pursuant to long-term contracts. For example, revenue from sales to Microsoft, through our channel partner, World Wide Technology, Inc., accounted for 23%, 27% and 16% of our revenue for the years ended December 31, 2019, 2018 and 2017, respectively. In addition, revenue from sales to Facebook, through our channel partners, accounted for 17% of our revenue for the year ended December 31, 2019. Our sales to these end users in fiscal 2019 benefited from certain factors that are not expected to be repeated in fiscal 2020 or future years. As a result, the percentage of our revenue from Microsoft and Facebook in fiscal 2020 is expected to decline, which will likely impact our revenue growth.
As a consequence of the concentrated nature of our customer base and their purchasing behavior, our quarterly revenue and results of operations may fluctuate from quarter to quarter and are difficult to estimate. Changes in the business requirements or focus, vendor selection, project prioritization, manner in which spending allocations are assigned among multiple vendors based upon specific network roles or projects, financial prospects, lack of growth of our customers, capital resources and expenditures or purchasing behavior and deceleration in spending of our key end customers could significantly decrease our sales to such end customers or could lead to delays, reductions or cancellations of planned purchases of our products or services. Moreover, because our sales will be based primarily on purchase orders, our customers may cancel, delay, reduce or otherwise modify their purchase commitments with little or no notice to us. This limited visibility regarding our end customers’ product needs, the timing and quantity of which could vary significantly, requires us to rely on estimated demand forecasts to determine how much material to purchase and product to manufacture. Our failure to accurately forecast demand can lead to product shortages which could lead to delays in fulfilling current and future purchase orders that can impede production by our customers and harm our customer relationships. And, in the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to mitigate the effect of the lost revenue on our business, which could materially affect our operating results.
We may be unable to sustain or increase our revenue from our large end customers, grow revenues with new or other existing end customers at the rate we anticipate or at all, or offset the discontinuation of concentrated purchases by our larger end customers with purchases by new or existing end customers. These customers can drive the growth in revenue for particular products and services based on factors such as: trends in the networking market, business mergers and acquisitions, trends in economic conditions and the overall fast growth of a customer’s underlying business. These customers could choose to divert all or a portion of their business with us to one of our competitors, re-assign spending allocations, demand pricing concessions for our services, require us to provide enhanced services that increase our costs, or reduce their spending levels. If these factors drove some of our large customers to cancel all or a portion of their business relationships with us, the growth in our business and the ability to meet our current and long-term financial forecasts may be materially impacted. We expect that such concentrated purchases will continue to contribute materially to our revenue for the foreseeable future and that our results of operations may fluctuate materially as a result of such larger end customers’ buying patterns. In addition, we may see consolidation of our customer base, such as among internet companies and cloud service providers, which could result in loss of end customers. The loss of such end customers, or a significant delay or reduction in their purchases, including reductions or delays due to customer departures from recent buying patterns, or an unfavorable change in competitive conditions could materially harm our business, financial condition, results of operations and prospects. For example, we have experienced reduced and volatile demand from certain of our large end customers during the year ended December 31, 2019, and expect this could continue in future periods.
Adverse economic conditions or reduced information technology and network infrastructure spending may adversely affect our business, financial condition, results of operations and prospects.
Our business depends on the overall demand for information technology, network connectivity and access to data and applications. Weak domestic or global economic conditions, fear or anticipation of such conditions, international trade disputes, or a reduction in information technology and network infrastructure spending even if economic conditions improve, could adversely affect our business, financial condition, results of operations and prospects in a number of ways, including longer sales cycles, lower prices for our products and services, higher default rates among our distributors, reduced unit sales and lower or no growth. For example, the global macroeconomic environment could be negatively affected by, among other things, instability in global economic markets resulting from increased U.S. trade tariffs and trade disputes between the U.S. and other countries, instability in the global credit markets, the impact and uncertainty regarding global central bank monetary policy, rising interest rates and increased inflation, including the instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, economic challenges in China, ongoing political demonstrations in Hong Kong, foreign governmental debt concerns and the impact of public health epidemics like the coronavirus affecting China. Such challenges have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets, particularly if any future sovereign debt defaults or significant bank failures or defaults occur. Market uncertainty and instability in Europe or Asia could intensify or spread further, particularly if ongoing stabilization efforts prove insufficient. Continuing or worsening economic instability could adversely affect spending for IT, network infrastructure, systems and tools. Continued turmoil in the geopolitical environment in many parts of the world may also affect the overall demand for our products. Although we do not believe that our business, financial condition, results of operations and prospects have been significantly adversely affected by economic and political uncertainty in Europe, Asia or other countries to date, deterioration of such conditions may harm our business, financial condition, results of operations and prospects in the future. A prolonged period of economic uncertainty or a downturn may also significantly affect financing markets, the availability of capital and the terms and conditions of financing arrangements, including the overall cost of financing as well as the financial health or creditworthiness of our end customers. Circumstances may arise in which we need, or desire, to raise additional capital, and such capital may not be available on commercially reasonable terms, or at all.
Our business and operations have experienced rapid growth, and if we do not appropriately manage any future growth or are unable to improve our systems and processes, our business, financial condition, results of operations and prospects will be adversely affected.
We have experienced rapid growth and increased demand for our products over the last several years, which has placed a strain on our management, administrative, operational and financial infrastructure. Our employee headcount and number of end customers have increased, and we expect both to continue to grow over the next year. For example, between December 31, 2015 and December 31, 2019, our headcount grew from approximately 1,200 employees to approximately 2,300 employees, and our cumulative number of end customers grew from approximately 3,700 to over 6,000. As we have grown, we have had to manage an increasingly large and more complex array of internal systems and processes to scale with all aspects of our business, including our hardware and software development, contract manufacturing, purchasing, logistics, fulfillment and maintenance and support. Our success will depend in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and continue to hire, train and manage new employees as needed. To manage domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting processes and procedures and implement more extensive and integrated financial and business information systems. We may not be able to successfully implement these or other improvements to our systems and processes in an efficient or timely manner, and we may discover deficiencies in their capabilities or effectiveness. We may experience difficulties in managing improvements to our systems and processes or in connection with third-party technology. In addition, our systems and processes may not prevent or detect all errors, omissions or fraud. Our failure to improve our systems and processes, or their failure to operate effectively and in the intended manner, may result in disruption of our current operations and end-customer relationships, our inability to manage the growth of our business and our inability to accurately forecast our revenue, expenses and earnings and prevent certain losses.

We pursue new product and service offerings and technology initiatives from time to time, and if we fail to successfully carry out these initiatives, our business, financial condition, or results of operations could be adversely impacted.
As part of the evolution of our business, we have made substantial investments to develop new products and services and enhancements to existing products through our acquisitions and research and development efforts to expand our product offerings and maintain revenue growth of the Company. If we are unable to anticipate technological changes in our industry by introducing new or enhanced products and services in a timely and cost-effective manner, or if we fail to introduce products and services that meet market demand, we may lose our competitive position, our products may become obsolete, and our business, financial condition or results of operations could be adversely affected.
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

•	Our ability to skillfully balance our investment in adjacent markets with investment in our existing products and services;

•	The success of our partnerships with other companies;

•	Market acceptance of our new products; and

•	Our ability to grow our sales force to address new markets.
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
Our ability to continue to compete effectively in a rapidly evolving market requires that we successfully release new products that meet the increasingly sophisticated networking requirements of our end customers. For example, we introduced our 7800R family of products for demanding 400G cloud networks and the next generation of the Arista 7500R, 7280R Series. However, the ramp in production of our 400G products has been delayed. The success of new product introductions will depend on a number of factors including, but not limited to, timely and successful product development, market acceptance of our new products, our ability to penetrate new markets, our ability to manage the risks associated with new product production ramp-up issues, the timely development and availability of new merchant silicon chips from our suppliers, the effective management of purchase commitments and inventory in line with anticipated product demand, the availability of products in appropriate quantities and costs to meet anticipated demand, and the risk that new products may have quality or other defects or deficiencies in the early stages of introduction. For example, our new product releases will require strong execution from our third party merchant silicon chip suppliers to develop and release new merchant silicon chips that satisfy end-customer requirements, to meet expected release schedules and to provide sufficient quantities of these components. In addition, we introduced Arista Cognitive Cloud Networking for the Campus as well as Mojo Cognitive WiFi and Metamako low latency switches. If we are unable to successfully manage our product introductions or transitions, or if we fail to penetrate new markets, as a result of any of these or other factors, our business, financial condition, results of operations and prospects could be adversely affected.
Our revenue and our revenue growth rate may decline.
Our revenue growth rate in previous periods may not be indicative of our future performance. We have experienced annual revenue growth rates of 12.1%, 30.7%, and 45.8% in 2019, 2018, and 2017, respectively. In the future, we expect our revenue and our revenue growth rates to decline as we have become more penetrated with our existing customer base and product markets and as we look to enter and expand into new target markets. Other factors may also contribute to declines in our growth rates, including changes in demand for our products and services, particularly from our large end customers, changes in capital spending by our large end customers, increased competition, our ability to successfully manage our expansion or continue to capitalize on growth opportunities, the maturation of our business and general economic, international trade conditions, and our ability to be successful in adjacent markets, such as the campus switching and WiFi networking markets. For example, we have experienced volatility in demand from certain of these large end customers during 2019 resulting in slower overall revenue growth. Overall demand from these larger customers may decline in future periods, which would impact our future revenue growth. You should not rely on our revenue for any prior quarterly or annual period as an indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected and our stock price could be volatile.
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

•
the budgeting cycles, purchasing practices and buying patterns of end customers, including large end customers who may receive lower pricing terms due to volume discounts and who may or may not make large bulk purchases in certain quarters or who may elect to re-assign allocations to multiple vendors based upon specific network roles or projects;

•	changes in end-customer, geographic or product mix;

•	changes in the growth rate of existing or new customers, including large end customers and service providers;

•	changes in growth rates of the networking market;

•	the cost and potential outcomes of existing and future litigation;

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

•
our inability to fulfill our end customers’ orders due to the availability of inventory, supply chain delays, access to key commodities or technologies or events that impact our manufacturers or their suppliers such as the recent U.S. trade wars with China and the impact of public health epidemics like the coronavirus currently affecting China;

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

•
the actual or rumored timing and success of new product and service introductions by us or our competitors including the execution of such new product and service introductions or any other change in the competitive landscape of our industry, including consolidation among our competitors or end customers;

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
Any one of the factors above or the cumulative effect of several of the factors described above may result in significant fluctuations in our financial and other results of operations and may cause the market price of our common stock to decline. In the past, we have failed to meet investor financial expectations and the market price of our common stock declined. This variability and unpredictability could result in our failure to meet our revenue, gross margins, results of operations or other expectations contained in any forward looking financial guidance we have issued or the expectations of securities analysts or investors for a particular period. If we fail to meet or exceed such guidance or expectations for these or any other reasons, the market price of our common stock could decline substantially, and we could face costly lawsuits, including securities class action suits.
If we are unable to attract new large end customers or to sell additional products and services to our existing end customers, our revenue growth will be adversely affected and our revenue could decrease.
To increase our revenue, we must add new end customers and large end customers and sell additional products and services to existing end customers. For example, one of our sales strategies is to target specific projects at our current end customers because they are familiar with the operational and economic benefits of our solutions, thereby reducing the sales cycle into these customers. We also believe the opportunity with current end customers to be significant given their existing infrastructure and expected future spend. Another one of our sales strategies is focused on increasing penetration in the enterprise and campus markets. However, sales strategies focused on expansion to adjacent markets can require more time and effort since enterprise and campus end customers typically start with small purchases, and there is often a long testing period. For this reason, in order to grow our revenue, it is important for us to attract new large end customers. Some factors that may limit our ability to attract new large end customers include, but are not limited to, saturation with certain of the large cloud networking customers, competition, decreased capital spending of such customers, a limited number of such customers, and a decline in growth of such customers. If we fail to attract new large end customers, including enterprise and campus end customers, or fail to reduce the sales cycle and sell additional products to our existing end customers, our business, financial condition, results of operations and prospects will be harmed.
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
The data center and campus networking markets have been historically dominated by Cisco, with competition also coming from other large network equipment and system vendors, including Extreme Networks, Dell/EMC, Hewlett Packard Enterprise, and Juniper Networks. Most of our competitors and some strategic alliance partners have made acquisitions and/or have entered into or extended partnerships or other strategic relationships to offer more comprehensive product lines, including cloud networking solutions. For example, Broadcom acquired Brocade Communications Systems, Extreme Networks purchased certain data center networking assets from Broadcom/Brocade and Avaya, Dell acquired EMC, and Hewlett Packard Enterprise acquired Aruba Networks.
We also face competition from other companies and new market entrants, including current technology partners, suppliers and end customers or other cloud service providers who may acquire or develop network switches and cloud service solutions for internal use and/or to broaden their portfolio of products to market and sell to customers. Some of these competitors are developing networking products based on off-the-shelf or commoditized hardware technology, or “white box” hardware, particularly where an end customer’s network strategy seeks to emphasize deployment of such product offerings or adopt a disaggregated approach to the procurement of hardware and software. End customers may also increase their adoption of networking solutions based upon open source network operating systems that may be provided for free and used either on “white box” or proprietary hardware. The entrance of new competitors into our markets or the increased adoption of these new technology solutions or consumption models may cause downward pricing pressures, result in lost sales or otherwise have a material adverse effect on our business, prospects, financial condition and operating results.
Our relationships with our strategic alliance partners or suppliers may also shift as industry dynamics changes. If strategic alliance partners acquire or develop competitive products or services, our relationship with those partners may be adversely impacted, which could lead to more variability to our results of operations and impact the pricing of our solutions.
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
Most of our competitors and some strategic alliance partners have made acquisitions and/or have entered into or extended partnerships or other strategic relationships to offer more comprehensive product lines, including cloud networking solutions. For example, Broadcom acquired Brocade Communications Systems, Extreme Networks purchased certain data center networking assets from Broadcom/Brocade and Avaya, Dell acquired EMC, and Hewlett Packard Enterprise acquired Aruba Networks.
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

Managing the supply of our products and product components is complex. Insufficient component supply and inventory may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.
Managing our extended supply chain is complex, and our inventory management systems and related supply-chain visibility tools may not enable us to forecast accurately and effectively manage the supply of our products and product components. Our ability to manage our supply chain may also be adversely affected by other factors including shortages of components used to manufacture our products, a reduction or interruption of supply, prioritization of component shipments to other vendors, cessation of manufacturing of such components by our suppliers and geopolitical conditions such as the U.S. trade war with China and the impact of public health epidemics like the coronavirus affecting China.
Insufficient component supply, or any increases in the time required to manufacture our products, may lead to inventory shortages that could result in increased customer lead times for our products, delayed revenue or loss of sales opportunities altogether as potential end customers turn to competitors’ products that are readily available. For example, we have been delayed in ramping our 400G products because of the limited availability of optical components.
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
Inventory management remains an increased area of focus as we balance the need to maintain sufficient inventory levels to ensure competitive lead times against the risk of obsolescence or the end of life of certain products. If we ultimately determine that we have excess inventory or obsolete inventory, we may have to reduce our prices and write down inventory to its estimated realizable value, which in turn could result in lower gross margins.
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
Our products rely on key components, including merchant silicon chips, integrated circuit components, printed circuit boards, connectors, custom-tooled sheet metal and power supplies that we purchase or our contract manufacturers purchase on our behalf from a limited number of suppliers, including certain sole source providers. Generally, we do not have guaranteed supply contracts with our component suppliers, and our suppliers could suffer shortages, delay shipments, prioritize shipments to other vendors, increase prices or cease manufacturing such products or selling them to us at any time. Supply of these components may also be adversely affected by industry consolidation which could result in increased component prices or fewer sourcing options as well as geopolitical conditions such as international trade wars like the U.S. trade war with China and the impact of public health epidemics like the coronavirus currently affecting China. For example, in the past, we have experienced shortages in inventory for dynamic random access memory integrated circuits and delayed releases of the next generation of chipset, which delayed our production and/or the release of our new products.
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
In addition, we may be subject to additional significant challenges to ensure that quality, processes and costs, among other issues, are consistent with our expectations and those of our customers. A new contract manufacturer or manufacturing location may not be able to scale its production of our products at the volumes or quality we require. This could also adversely affect our ability to meet our scheduled product deliveries to our end customers, which could damage our customer relationships and cause the loss of sales to existing or potential end customers, late delivery penalties, delayed revenue or an increase in our costs which could adversely affect our gross margins. This could also result in increased levels of inventory subjecting us to increased excess and obsolete charges that could have a negative impact on our operating results.
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
Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel, particularly software engineering and sales personnel. In addition, our success in expanding into adjacent markets including the enterprise market requires a significant investment of time, effort and financial resources into hiring and training our sales force to address these markets. Competition for highly skilled personnel is often intense, especially in the San Francisco Bay Area where we have a substantial presence and need for highly skilled personnel. Many of the companies with which we compete for experienced personnel have greater resources than we have to provide more attractive compensation packages and other amenities. Research and development personnel are aggressively recruited by startup and growth companies, which are especially active in many of the technical areas and geographic regions in which we conduct product development. In addition, in making employment decisions, particularly in the high-technology industry, job candidates often consider the value of the stock-based compensation they are to receive in connection with their employment. Declines in the market price of our stock could adversely affect our ability to attract, motivate or retain key employees. If we are unable to attract or retain qualified personnel, or if there are delays in hiring required personnel, our business, financial condition, results of operations and prospects may be seriously harmed.
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
Our future performance also depends on the continued services and continuing contributions of our senior management to execute our business plan and to identify and pursue new opportunities and product innovations. Our employment arrangements with our employees do not require that they continue to work for us for any specified period, and therefore, they could terminate their employment with us at any time. The loss of our key personnel, including Jayshree Ullal, our Chief Executive Officer, Andy Bechtolsheim, our Founder and Chief Development Officer, Kenneth Duda, our Founder, Chief Technology Officer and SVP of Software Engineering, Anshul Sadana, our Chief Operating Officer or other members of our senior management team, sales and marketing team or engineering team, or any difficulty attracting or retaining other highly qualified personnel in the future, could significantly delay or prevent the achievement of our development and strategic objectives, which could adversely affect our business, financial condition, results of operations and prospects.

If we do not effectively expand and train our direct sales force, we may be unable to add new end customers, increase sales to our existing end customers, and/or successfully expand into new markets, and our business will be adversely affected.
We depend on our direct sales force to obtain new end customers and increase sales with existing end customers. As such, we have invested and will continue to invest in our sales organization. In recent periods, we have been adding personnel and other resources to our sales function as we focus on growing our business, entering new markets and increasing our market share, and we expect to incur additional expenses in expanding our sales personnel in order to achieve revenue growth. For example, we expect to continue to invest significant time, effort and financial resources into hiring and training our sales force to address the enterprise and campus markets. Despite our efforts, we may not have significant experience selling to enterprise and campus customers, and there can be no assurance that we will be successful in these markets. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in large part, on our success in recruiting, training, retaining and integrating sufficient numbers of sales personnel to support our growth, particularly in international markets. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire, retain or integrate into our corporate culture sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, because we continue to grow rapidly, a large percentage of our sales force is new to our company. If we are unable to hire, integrate and train a sufficient number of effective sales personnel, or the sales personnel we hire are not successful in obtaining new end customers or increasing sales to our existing end-customer base, our business, financial condition, results of operations and prospects will be adversely affected.
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
Additionally, our international sales and operations are subject to a number of risks, including the following:

•	greater difficulty in enforcing contracts and accounts receivable collection and longer collection periods;

•	increased expenses incurred in establishing and maintaining our international operations;

•	fluctuations in exchange rates between the U.S. dollar and foreign currencies where we do business;

•	the impact of public health epidemics on our employees, suppliers and contract manufacturers as well as the global economy such as the coronavirus currently impacting China;

•	greater difficulty and costs in recruiting local experienced personnel;

•	wage inflation in certain growing economies;

•	general economic and political conditions in these foreign markets;

•	economic uncertainty around the world as a result of sovereign debt issues;

•	communication and integration problems resulting from cultural and geographic dispersion;

•	limitations on our ability to access cash resources in our international operations;

•	ability to establish necessary business relationships and to comply with local business requirements;

•	risks associated with foreign legal requirements, including those relating to privacy, data protection and the importation, certification and localization of our products in foreign countries;

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
On January 31, 2020, the United Kingdom, or UK, left the European Union, or EU, (commonly referred to as the “Brexit”). Brexit creates an uncertain political and economic environment in the UK and potentially across other EU member states for the foreseeable future, including during any period while the terms of the future relationship between the UK and EU are being negotiated and such uncertainties could impair or limit our ability to transact business in the member EU states. Additionally, there also is a risk that other countries may decide to leave the EU.
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
There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect trade policies, treaties, tariffs and taxes, including trade policies and tariffs regarding China. In 2018, the Office of the U.S. Trade Representative (the “USTR”) enacted a tariff of 10% on imports into the U.S. from China, including communications equipment products and components manufactured and imported from China. Since then, additional tariffs have been imposed by the USTR on imports into the United States from China and China has also imposed tariffs on imports into China from the United States. Although the United States and China signed an interim trade agreement in January 2020, the parties are continuing to negotiate a trade agreement.
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
From time to time, we may become involved in legal proceedings relating to matters incidental to the ordinary course of our business, including patent, copyright, commercial, product liability, employment, class action, whistleblower and other litigation, in addition to governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability and/or require us to change our business practices. For example, we were previously involved in litigation with Cisco and OptumSoft. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses. Although we have insurance which may provide coverage for some kinds of claims we may face, that insurance may not cover some kinds of claims or types of relief and may not be adequate in a particular case. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Patent and other intellectual property disputes are common in the network infrastructure and WiFi industries and have resulted in protracted and expensive litigation for many companies. Many companies in the network infrastructure and WiFi industries, including our competitors and other third parties, as well as non-practicing entities, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims of patent infringement, misappropriation, or other violations of intellectual property rights against us. From time to time, they have or may in the future also assert such claims against us, our end customers or channel partners whom we typically indemnify against claims that our products infringe, misappropriate or otherwise violate the intellectual property rights of third parties. For example, we have previously been involved in litigation with Cisco and OptumSoft.
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
An adverse outcome of a dispute (including those lawsuits described under the “Legal Proceedings” subheading in Note 7. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K) may require us to pay substantial damages or penalties including treble damages if we are found to have willfully infringed a third party’s patents; cease making, licensing, using or importing into the U.S. products or services that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to attempt to redesign our products or services or otherwise to develop non-infringing technology, which may not be successful; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or intellectual property rights; and indemnify our partners and other third parties. Any damages, penalties or royalty obligations we may become subject to as a result of an adverse outcome, and any third-party indemnity we may need to provide, could harm our business, financial condition, results of operations and prospects. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. Further, there is little or no information publicly available concerning market or fair values for license fees, which can lead to overpayment of license or settlement fees. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Suppliers subject to third-party intellectual property claims also may choose or be forced to discontinue or alter their arrangements with us, with little or no advance notice to us. Any of these events could seriously harm our business, financial condition, results of operations and prospects.
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
Our success and ability to compete depend substantially upon our internally developed technology, which is incorporated in the source code for our products. We seek to protect the source code, design code, documentation and other information relating to our software, under trade secret, patent and copyright laws. However, we have chosen to provide access to selected source code of our software to several of our partners for co-development, as well as for open APIs, formats and protocols. Though we generally control access to our source code and other intellectual property and enter into confidentiality or license agreements with such partners as well as with our employees and consultants, this combination of procedural and contractual safeguards may be insufficient to protect our trade secrets and other rights to our technology. Our protective measures may be inadequate, especially because we may not be able to prevent our partners, employees or consultants from violating any agreements or licenses we may have in place or abusing their access granted to our source code. Improper disclosure or use of our source code could help competitors develop products similar to or better than ours.
We expect our gross margins to vary over time and to be adversely affected by numerous factors.
We expect our gross margins to vary over time and the gross margins we have achieved in recent years may not be sustainable and may be adversely affected in the future by numerous factors, including:

•	changes in end-customer, geographic or product mix, including mix of configurations within each product group;

•	increased price competition and changes in the actions of our competitors or their pricing strategies;

•	introduction of new products, including products with price-performance advantages and new business models including the sale and delivery of more software and subscription solutions;

•	increases in material or component costs including such increases caused by any restriction from sourcing components and manufacturing products internationally;

•	our ability to reduce production costs;

•	entry into new markets or growth in lower margin markets, including markets with different pricing and cost structures, through acquisitions or internal development;

•	entry in markets with different pricing and cost structures;

•	pricing discounts, particularly to our large end customers;

•	increases in material costs in the event we are restricted from sourcing components and manufacturing products internationally;

•	costs associated with defending intellectual property infringement and other claims and the potential outcomes of such disputes;

•	excess inventory and inventory holding charges;

•	obsolescence charges;

•	changes in shipment volume;

•	the timing of revenue recognition and revenue deferrals;

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
As part of our business strategy, we may make investments in complementary companies, products or technologies which could involve licenses, additional channels of distribution, discount pricing or investments in or acquisitions of other companies. For example, we completed the acquisition of Big Switch Networks in February, 2020, the acquisition of Mojo in August 2018 and the acquisition of Metamako in September 2018. However, we do not have significant experience in making investments in other companies nor had we made any acquisitions prior to those of Big Switch Networks, Mojo and Metamako, and as a result, our ability as an organization to evaluate and/or complete investments or acquire and integrate other companies, products or technologies in a successful manner is unproven. We may not be able to find suitable investment or acquisition candidates, and we may not be able to complete such investments or acquisitions on favorable terms, if at all. If we do complete investments or acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any investments or acquisitions we complete could be viewed negatively by our end customers, investors and securities analysts.
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
Our business is subject to the risks of earthquakes, fire, power outages, floods, health epidemics and other catastrophic events and to interruption by manmade problems such as terrorism.
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
For example, in December 2019, a strain of coronavirus was reported to have surfaced in Wuhan, China. Any health epidemic in Asia could have a material adverse effect on our ability to obtain components for our products that are supplied from Asia or to manufacture our products in Asia. Any such disruption of our suppliers or our contract manufacturers would likely impact our sales and operating results. In addition, a health epidemic could adversely affect the economies of many countries, resulting in an economic downturn that could affect demand for our products and likely impact our operating results.
Additionally, in the event our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, which could result in missed financial targets, such as revenue and shipment targets, for a particular quarter. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, end customers in that region may delay or forego purchases of our products, which may materially and adversely affect our business, financial condition, results of operations and prospects. In addition, acts of terrorism could cause disruptions in our business or the business of our manufacturers, logistics providers, partners or end customers or the economy as a whole. Given our typical concentration of sales at each quarter end, any disruption in the business of our manufacturers, logistics providers, partners or end customers that affects sales at the end of our quarter could have a particularly significant adverse effect on our quarterly results. All of the aforementioned risks may be augmented if our disaster recovery plans and those of our manufacturers, logistics providers or partners prove to be inadequate. To the extent that any of the above results in delays or cancellations of end-customer orders, or delays in the manufacture, deployment or shipment of our products, our business, financial condition, results of operations and prospects would be adversely affected.
Breaches of our cybersecurity systems, or other security breaches or incidents with respect to networks, systems, or data, could degrade our ability to conduct our business operations and deliver products and services to our customers, delay our ability to recognize revenue, compromise the integrity of our software products and our networks, systems, and data, result in significant data losses and the theft of our intellectual property, damage our reputation, expose us to liability to third parties and require us to incur significant additional costs to maintain the security of our networks and data.
We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners. Computer programmers or other persons or organizations may attempt to penetrate our network security, or that of our website or systems, and access or obtain confidential, personal, or otherwise sensitive or proprietary information about us or our customers or cause interruptions of our service. Because the techniques used to access or sabotage networks and systems change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. In addition, our software and sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could cause the software or applications to fail or otherwise to unexpectedly interfere with the operation of the system. We have also outsourced a number of our business functions to third-parties, including our manufacturers, logistics providers, and cloud service providers, and our business operations also depend, in part, on the success of these third parties’ own cybersecurity measures. Similarly, we rely upon distributors, resellers and system integrators to sell our products and our sales operations depend, in part, on the reliability of their cybersecurity measures. Additionally, we depend upon our employees to appropriately handle confidential data and deploy our IT resources with the use of security measures designed to prevent exposure of our network systems to security breaches and the loss of data. We and all of the aforementioned third parties also face the risk of malicious software, phishing schemes and other social engineering methods, fraud and other malfeasance, and intentional or negligent acts or omissions of employees and contractors. Accordingly, if our cybersecurity systems and measures or those of any of the aforementioned third parties fail to protect against sophisticated cyber attacks, the mishandling of data by employees and contractors, or any other means of unauthorized access to, or use of, networks, systems, or data that we or such third parties maintain, operate, or process, our ability to conduct our business effectively could be damaged in a number of ways, including:

•	sensitive data regarding our business or our customers, including intellectual property and other proprietary data, could be stolen;

•
our electronic communications systems, including email and other methods, or other systems, could be disrupted, and our ability to conduct our business operations could be seriously damaged until such systems can be restored, which we may be unable to achieve in a prompt manner or at all;

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

•	personal data of our customers, employees, contractors, and business partners could be accessed, obtained, or used without authorization, or otherwise compromised.
Should any of the above events occur, or be perceived to occur, we could be subject to significant claims for liability from our customers and others and regulatory investigations and actions from governmental agencies, and we could be required to expend significant capital and other resources to remediate and otherwise address any data security incident or breach, including to notify individuals, entities, or regulatory bodies and to implement measures in an effort to prevent further breaches or incidents. In addition, our ability to protect our intellectual property rights could be compromised and our reputation and competitive position could be significantly harmed. Also, the regulatory and contractual actions, litigations, investigations, fines, penalties and liabilities relating to data breaches that result in losses of, damage or destruction of, or unauthorized access to or acquisition of, credit card information or other personal or sensitive data of users of our services can be significant in terms of fines and reputational impact and necessitate changes to our business operations that may be disruptive to us. Additionally, we could incur significant costs in order to upgrade our cybersecurity systems and other measures in an effort to prevent security breaches and other incidents. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers. Consequently, our financial performance and results of operations could be adversely affected by any of the foregoing types of security breaches, incidents, vulnerabilities, or other matters, or the perception that any of them have occurred.
In addition, we cannot assure that any limitation of liability provisions in our customer agreements, contracts with third-party vendors and service providers or other contracts would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security breach or other security-related matter. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any future claim will not be excluded or otherwise be denied coverage by any insurer. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our reputation, financial condition and operating results.

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
Developing our products is expensive, and the investment in product development may involve a long payback cycle. For the years ended December 31, 2019, 2018 and 2017, our research and development expenses were $462.8 million, or approximately 19.2% of our revenue, $442.5 million, or approximately 20.6% of our revenue, and $349.6 million, or approximately 21.2% of our revenue, respectively. We expect to continue to invest heavily in software development in order to expand the capabilities of our cloud networking platform, introduce new products and features and build upon our technology leadership. We believe one of our greatest strengths lies in the speed of our product development efforts. By investing in research and development, we believe we will be well positioned to take advantage of our large market opportunity. We expect that our results of operations will be impacted by the timing and size of these investments. These investments may take several years to generate positive returns, if ever.
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
Significant judgment is required to evaluate our tax positions and determine our income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely affect income taxes or additional paid-in capital. In addition, tax laws are dynamic and subject to change as evidenced by the Tax Act. As new laws are passed and new interpretations of the law are issued or applied, our income taxes may be affected. Changes to U.S. tax laws, including taxation of earnings outside of the U.S., the introduction of a base erosion anti-abuse tax and the disallowance of tax deductions for certain book expense, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our earnings, as well as cash and cash equivalent balances we currently maintain. Furthermore, due to shifting economic and political conditions, tax policies or rates in various jurisdictions may be subject to significant change. For example, on June 7, 2019, the Court of Appeals for the Ninth Circuit issued an opinion on Altera Corporation and Subsidiaries vs. Commissioner on Internal Revenue (the "Opinion"). The Opinion overturned the Tax Court decision and ruled in favor of the Commissioner validating the regulations requiring stock-based compensation to be included in a cost sharing arrangement. As a result of the Opinion, we have changed our position and determined it is more likely than not that these regulations are valid and recognized an income tax expense of $9.8 million for the cumulative effect of this position in the period ending June 30, 2019.
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
As a public company, we are subject to the reporting and corporate governance requirements of the Exchange Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations, including the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Dodd-Frank Act. Compliance with these rules and regulations and the attendant responsibilities of management and the board, may make it more difficult to attract and retain executive officers and members of our board of directors, particularly to serve on our Audit Committee and Compensation Committee, has increased our legal and financial compliance costs, and increased demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In addition, if our internal control over financial reporting is not effective as defined under Section 404, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition, results of operations and prospects.
In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, and increasing legal and financial compliance costs. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from business activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business and prospects may be harmed.
In addition, as a result of our disclosure obligations as a public company, we may be under pressure to focus on short-term results, which may adversely affect our ability to undertake certain actions which could improve our long-term financial performance.
Failure to comply with governmental laws and regulations could harm our business, financial condition, results of operations and prospects.
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, privacy, data protection, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. For example, the European Union, or EU, has implemented the General Data Protection Regulation (“GDPR”). The GDPR provides for substantial obligations relating to the handling, storage and other processing of data relating to individuals and administrative fines for violations, which can be up four percent of the previous year’s annual revenue or €20 million, whichever is higher. Several jurisdictions have passed new laws and regulations relating to privacy, data protection, and other matters, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. For example, the California Consumer Privacy Act (“CCPA”) became operative on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. Certain aspects of the CCPA and its interpretation remain uncertain and are likely to remain uncertain for an extended period, and we cannot predict the full impact of the CCPA on our business or operations. Complying with emerging and changing legal and regulatory requirements relating to privacy, data protection and other matters may cause us to incur costs or require us to change our business practices, which could harm our business, financial condition, results of operations and prospects.
From time to time, we may receive inquiries from governmental agencies or we may make voluntary disclosures regarding our compliance with applicable governmental regulations or requirements relating to various matters, including import/export controls, federal securities laws and tax laws and regulations which could lead to formal investigations. Actual or alleged noncompliance with applicable laws, regulations or other governmental requirements could lead to regulatory investigations, enforcement actions, and other proceedings, private claims and litigation, and potentially may subject us to sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental fines, penalties, or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition, results of operations and prospects could be materially adversely affected. In addition, responding to any investigation, action or other proceeding will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions, investigations, and fines, penalties, and other sanctions could harm our business, financial condition, results of operations and prospects.
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
We and our partners, including our contract manufacturers, are subject to various local, state, federal and international environmental laws and regulations, including laws governing the hazardous material content of our products and laws relating to the collection, recycling and disposal of electrical and electronic equipment. Examples of these laws and regulations include the EU's Restrictions of the use of Hazardous Substances Directive, or RoHS Directive, and the EU's Waste Electrical and Electronic Equipment Directive, or WEEE Directive, as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea, Norway and Japan and may be enacted in other regions, including in the U.S., and we or our partners, including our contract manufacturers, are, or may in the future be, subject to these laws and regulations.
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

•
actual or anticipated announcements of new products including the execution of the introduction of such products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	forward-looking statements related to future revenue, gross margins and earnings per share;

•	price and volume fluctuations in the overall stock market from time to time;

•	changes or decreases in the growth rate of our revenues including from our large end customers and the networking market;

•	litigation involving us, our industry, or both;

•	manufacturing, supply or distribution shortages or constraints, or challenges with adding or changing our manufacturing process or supply chain;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in the IT security industry in particular;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	sales by our officers, directors or significant stockholders;

•	actual or anticipated changes or fluctuations in our results of operations;

•	adverse changes to our relationships with any of our channel partners;

•	whether our results of operations or our financial outlook for future fiscal periods meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of investors or securities analysts;

•	regulatory developments in the U.S., foreign countries or both;

•	general economic conditions and trends;

•	actual or perceived security breaches and other incidents;

•	major catastrophic events;

•	our repurchases of our common stock;

•	sales of large blocks of our common stock;

•	levels of investor confidence; or

•	departures of key personnel.
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

Based on shares outstanding as of December 31, 2019, holders of approximately 23.1% of our common stock have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, we have registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. If holders, by exercising their registration rights, sell large numbers of shares, it could adversely affect the market price of our common stock.
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
Our directors, executive officers and each of our stockholders who own greater than 10% of our outstanding common stock together with their affiliates, in the aggregate, beneficially own approximately 22.6% of the outstanding shares of our common stock, based on shares outstanding as of December 31, 2019. As a result, these stockholders, if acting together, could exercise a significant level of influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
The trading market for our common stock, to some extent, depends on the research and reports that securities or industry analysts publish about us or our business or prospects. We do not have any control over these analysts. Recently, more than one of the analysts who cover us have downgraded our shares and changed their opinion of our shares which could cause the market price of our common stock to decline. If one or more of these analysts should cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the market price of our common stock or trading volume to decline.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters is located in Santa Clara, California where we currently lease approximately 210,000 square feet of space under a lease agreement that expires in 2023. In addition, we lease office spaces for operations, sales personnel and research and development in locations throughout the U.S. and various international locations, including Ireland, Canada, India, and Australia. We also lease data centers in the U.S., Ireland and the United Kingdom.
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
Our common stock is listed on the NYSE under the symbol “ANET”. As of February 10, 2020, there were 72 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Stock Performance Graph
The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.
The following graph compares the cumulative total return of our common stock with the total return for the NYSE Composite Index and the Standard & Poor’s 500 Index (the “S&P 500”) from June 6, 2014 (the date of our initial public offering) through December 31, 2019. The graph assumes that $100 was invested on June 6, 2014's closing price in our common stock, the NYSE Composite Index and the S&P 500, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
Securities Authorized for Issuance Under Equity Compensation Plans
Information about securities authorized for issuance under our equity compensation plans is provided in Note 8. Equity Award Plan Activities of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.
Recent Sales of Unregistered Equity Securities
There were no sales of unregistered securities during the fiscal year of 2019.

Issuer Repurchases of Equity Securities
Under our equity incentive plans, certain participants may exercise options prior to vesting, subject to a right of a repurchase by us. During the fourth quarter of 2019, there were no repurchases of unvested shares of our common stock made pursuant to our equity incentive plans as a result of us exercising our rights nor pursuant to any publicly announced plan or program.
Stock Repurchase Program
In April 2019, our board of directors authorized a $1.0 billion stock repurchase program (the “Repurchase Program”). This authorization allows us to repurchase shares of our common stock opportunistically and will be funded from working capital. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchases, trading plans under Rule 10b5-1 of the Exchange Act, or a combination of the foregoing. The Repurchase Program, which expires in April 2022, does not obligate us to acquire any of our common stock, and may be suspended or discontinued by us at any time without prior notice. Our stock repurchases under the authorized Repurchase Program (see Note 8. Equity Award Plan Activities of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K) during the three months ended December 31, 2019 were as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
October 1, 2019 - October 31, 2019	—	$—	—	$785,383
November 1, 2019 - November 30, 2019	202	189.21	202	747,142
December 1, 2019 - December 31, 2019	70	189.71	70	733,860
	272		272

Item 6. Selected Consolidated Financial Data
The selected consolidated statements of operations data for fiscal 2019, 2018 and 2017 and the consolidated balance sheet data as of December 31, 2019 and 2018 are derived from our audited financial statements appearing in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. The selected consolidated statements of operations data for fiscal 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015 are derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future. The following selected consolidated financial data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, and the accompanying notes appearing in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$2,410,706	$2,151,369	$1,646,186	$1,129,167	$837,591
Cost of revenue (1)	866,368	777,992	584,417	406,051	294,031
Total gross profit	1,544,338	1,373,377	1,061,769	723,116	543,560
Operating expenses (1):
Research and development	462,759	442,468	349,594	273,581	209,448
Sales and marketing	213,907	187,142	155,105	130,887	109,084
General and administrative	61,898	65,420	86,798	75,239	75,720
Legal settlement	—	405,000	—	—	—
Total operating expenses	738,564	1,100,030	591,497	479,707	394,252
Income from operations	805,774	273,347	470,272	243,409	149,308
Other income (expense), net	56,496	15,454	4,488	(1,184)	(3,299)
Income before income taxes	862,270	288,801	474,760	242,225	146,009
Provision for (benefit from) income taxes	2,403	(39,314)	51,559	58,036	24,907
Net income	$859,867	$328,115	$423,201	$184,189	$121,102
Net income attributable to common stockholders:
Basic	$859,444	$327,926	$422,400	$182,965	$119,115
Diluted	$859,468	$327,941	$422,468	$183,039	$119,264
Net income per share attributable to common stockholders:
Basic	$11.26	$4.39	$5.85	$2.66	$1.81
Diluted	$10.63	$4.06	$5.35	$2.50	$1.67
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	76,312	74,750	72,258	68,771	65,964
Diluted	80,879	80,844	78,977	73,222	71,411
____________________
(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Cost of revenue	$4,637	$5,087	$4,353	$3,620	$3,048
Research and development	53,068	48,205	42,184	31,892	25,515
Sales and marketing	29,168	24,995	17,953	15,666	11,454
General and administrative	14,407	12,915	10,937	7,854	5,286
Total stock-based compensation	$101,280	$91,202	$75,427	$59,032	$45,303

	December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$2,724,368	$1,956,147	$1,535,555	$867,833	$687,326
Working capital	2,874,562	2,108,298	1,736,524	1,066,573	739,317
Total assets	4,185,290	3,081,983	2,460,860	1,729,007	1,159,890
Total indebtedness	—	37,743	39,592	41,210	42,546
Total deferred revenue and customer contract liabilities	636,338	619,822	515,262	372,935	196,808
Total stockholders’ equity	$2,894,686	$2,143,389	$1,661,914	$1,107,820	$788,152

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
Overview
Arista Networks pioneered software-driven, cognitive cloud networking for large-scale data center and campus environments. Our cloud networking solutions consist of our EOS, a set of network applications and our Ethernet switching and routing platforms. Our cloud networking solutions deliver industry-leading performance, scalability, availability, programmability, automation and visibility. At the core of our cloud networking platform is EOS, which was purpose-built to be fully programmable, highly modular and reliable. The programmability of EOS has allowed us to create a set of software applications that address the requirements of cloud networking, including workflow automation, network visibility and analytics, and has also allowed us to rapidly integrate with a wide range of third-party applications for virtualization, management, automation, orchestration and network services.
We believe that cloud networking will continue to replace legacy network technologies across data center and campus environments. Our cloud networking platforms are well positioned to address the growing cloud networking market, and to address increasing performance requirements driven by the growing number of connected devices, as well as the need for constant connectivity and access to data and applications.
We generate revenue primarily from sales of our switching and routing products which incorporate our EOS software. We generate the majority of our services revenue from post contract support, or PCS, which end customers typically purchase in conjunction with our products. Our end customers span a range of industries and include large internet companies, service providers, financial services organizations, government agencies, media and entertainment companies and others. As we have grown the functionality of our EOS software, expanded the range of our product portfolio and increased the size of our sales force, our revenue has grown rapidly. We have also been profitable and operating cash flow positive for each year since 2010.
We believe our future success is dependent upon our ability to continue to develop market leading products and features that address the needs of our end customers and our ability to sell these products to new and existing customers, including an increase in sales in the enterprise data center switching, campus and WiFi networking markets. We intend to continue expanding our sales force and marketing activities in key geographies, as well as our relationships with channel, technology and system-level partners in order to reach new end customers more effectively, increase sales to existing customers, and provide services and support. In addition, we intend to continue to invest in our research and development organization to enhance the functionality of our existing cloud networking platform, introduce new products and features, and build upon our technology leadership. We believe one of our greatest strengths lies in our rapid development of new features and applications.
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
Historically, large purchases by a relatively limited number of end customers have accounted for a significant portion of our revenue. We have experienced unpredictability in the timing of orders from these large end customers primarily due to changes in demand patterns specific to these customers, the time it takes these end customers to evaluate, test, qualify and accept our products, and the overall complexity of these large orders. We expect continued variability in our customer concentration and timing of sales on a quarterly and annual basis. For example, our sales to Microsoft and Facebook as end users in fiscal 2019 represented 23% and 17% of our revenue, respectively, and benefited from certain factors that are not expected to repeat in fiscal 2020. Consequently, the percentage of our revenue from Microsoft and Facebook in fiscal 2020 is expected to decline, which will likely negatively impact our revenue growth. In addition, we have provided, and may in the future provide, pricing discounts to large end customers, which may result in lower margins for the period in which such sales occur.

Results of Operations
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Revenue, Cost of Revenue and Gross Profit (in thousands, except percentages)

	Year Ended December 31,
	2019		2018		Change in
	$	% of Revenue	$	% of Revenue	$	%
Revenue
Product	$2,021,150	83.8%	$1,841,100	85.6%	$180,050	9.8%
Service	389,556	16.2	310,269	14.4	79,287	25.6
Total revenue	2,410,706	100.0	2,151,369	100.0	259,337	12.1
Cost of revenue
Product	792,382	32.9	720,584	33.5	71,798	10.0
Service	73,986	3.0	57,408	2.7	16,578	28.9
Total cost of revenue	866,368	35.9	777,992	36.2	88,376	11.4
Gross profit	$1,544,338	64.1%	$1,373,377	63.8%	$170,961	12.4%
Gross margin	64.1%		63.8%

Revenue by Geography (in thousands, except percentages)

	Year Ended December 31,
	2019	% of Total	2018	% of Total
Americas	$1,833,163	76.1%	$1,550,453	72.1%
Europe, Middle East and Africa	381,651	15.8	414,069	19.2
Asia-Pacific	195,892	8.1	186,847	8.7
Total revenue	$2,410,706	100.0%	$2,151,369	100.0%
Revenue
We generate revenue primarily from sales of our products. We also derive a portion of our revenue from sales of PCS, which is typically purchased in conjunction with our products, and subsequent renewals of those contracts. We expect our revenue may vary from period to period based on, among other things, the timing, size, and complexity of orders, especially with respect to our large end customers.
Product revenue increased $180.1 million, or 9.8%, in the year ended December 31, 2019 compared to 2018. The increase was primarily driven by increased demand from both new and existing customers, and the recognition of product deferred revenue related to sales in the prior year for which revenue was recognized in 2019. Service revenue increased $79.3 million, or 25.6% in the year ended December 31, 2019 compared to 2018 as a result of continued growth in initial and renewal support contracts as our customer installed base has continued to expand. International revenues represented 23.9% of total revenues in the year ended December 31, 2019, compared to 27.9% in 2018, which was primarily due to a move toward U.S. deployments by certain of our large end customers during 2019. We continue to experience pricing pressure on our products and services due to competition, but demand for our products and growth in our installed base has more than offset this pricing pressure during the year. However, we have experienced reduced and volatile demand from certain of our large end customers during 2019, and expect this could continue in future periods, which could impact our future revenue growth.
Cost of Revenue and Gross Margin
Cost of revenue primarily consists of amounts paid for inventory to our third-party contract manufacturers and merchant silicon vendors, overhead costs in our manufacturing operations department, and other manufacturing-related costs associated with manufacturing our products and managing our inventory. Cost of providing PCS and other services primarily consists of personnel costs for our global customer support organization.
Cost of revenue increased $88.4 million or 11.4% for the year ended December 31, 2019 compared to 2018. The increase in cost of revenue was primarily due to the corresponding increases in product and service revenues.
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
Gross margin increased to 64.1% for the year ended December 31, 2019 compared to 63.8% in 2018. The increase in gross margin was primarily driven by an increase in product margins due to favorable customer mix, with lower discounts on smaller volume transactions, partially offset by increased product transition costs, including excess and obsolete inventory-related charges.
Operating Expenses (in thousands, except percentages)
Our operating expenses consist of research and development, sales and marketing, general and administrative expenses, and legal settlement expenses. The largest component of our operating expenses is personnel costs. Personnel costs consist of wages, benefits, bonuses and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation and travel expenses. We expect operating expenses to continue to increase in absolute dollars in the near term as we continue to invest in the growth of our business.

	Year Ended December 31,
	2019		2018		Change in
	$	% of Revenue	$	% of Revenue	$	%
Operating expenses:
Research and development	$462,759	19.2%	$442,468	20.6%	$20,291	4.6%
Sales and marketing	213,907	8.9	187,142	8.7	26,765	14.3
General and administrative	61,898	2.6	65,420	3.0	(3,522)	(5.4)
Legal settlement	—	—	405,000	18.8	(405,000)	(100.0)
Total operating expenses	$738,564	30.7%	$1,100,030	51.1%	$(361,466)	(32.9)%
__________________

Research and development.
Research and development expenses consist primarily of personnel costs, prototype expenses, third-party engineering and contractor support costs, and an allocated portion of facility and IT costs, including depreciation. Our research and development efforts are focused on maintaining and developing additional functionality for our existing products and on new product development, including new releases and upgrades to our EOS software and applications. We expect our research and development expenses to increase in absolute dollars as we continue to invest in software development in order to expand the capabilities of our cloud networking platform, introduce new products and features, and build upon our technology leadership.
Research and development expenses increased $20.3 million, or 4.6%, for the year ended December 31, 2019 compared to 2018. The increase was primarily due to a $17.2 million increase in personnel costs driven primarily by headcount growth, and a $7.8 million increase in in development-related facilities costs due to facilities expansion and headcount growth, partially offset by a $5.9 million decrease in new product introduction costs, including third-party engineering and other product development costs.
Sales and marketing.
Sales and marketing expenses consist primarily of personnel costs, marketing, trade shows, and other promotional activities, and an allocated portion of facility and IT costs, including depreciation. We expect our sales and marketing expenses to increase in absolute dollars as we continue to expand our sales and marketing efforts worldwide.
Sales and marketing expenses increased $26.8 million, or 14.3% for the year ended December 31, 2019 compared to 2018. The increase primarily included a $23.4 million increase in personnel costs, which was driven by increased headcount as well as higher sales volumes, resulting in increased compensation costs, including commissions and stock-based compensation.
General and administrative.
General and administrative expenses consist primarily of personnel costs and professional services fees, including Cisco and OptumSoft litigation-related expenses. General and administrative personnel costs include those for our executive, finance, human resources and legal functions. Our professional services fees are primarily related to external legal, accounting, and tax services.
General and administrative expenses decreased $3.5 million, or 5.4%, for the year ended December 31, 2019 compared to 2018. The decrease was primarily related to a reduced level of litigation activities as a result of the settlement of our litigation with Cisco in August 2018.

Legal settlement.
During the three months ended June 30, 2018, we recorded $405.0 million in legal settlement expenses in connection with the Term Sheet that was entered into on August 6, 2018 between the Company and Cisco, which included a $400.0 million payment and $5.0 million of legal fees associated with the settlement. Pursuant to the Term Sheet, the Company and Cisco obtained dismissals of all then ongoing district court and USITC litigation between us. On December 3, 2018, the parties entered into a mutual release and settlement agreement, which superseded the Term Sheet but did not substantially alter the terms.
Other Income (Expense), Net (in thousands, except percentages)
Other income (expense) consists primarily of interest income from our cash, cash equivalents and marketable securities, gains and losses on our investments in privately-held companies, and foreign currency transaction gains and losses. Upon adoption of Accounting Standard Codification Topic 842 - Leases (“ASC 842”) on January 1, 2019, we derecognized the finance lease obligation associated with our build-to-suit lease, and therefore will not incur further interest expense as it relates to this obligation. See Note 1. Organization and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K for further discussion. We expect other income (expense), net may fluctuate in the future as a result of the re-measurement of our private company equity investments upon the occurrence of observable price change and/or impairments, changes in interest rates or returns on our cash and cash equivalents and marketable securities, and foreign currency exchange rate fluctuations.

	Year Ended December 31,
	2019		2018		Change in
	$	% of Revenue	$	% of Revenue	$	%
Other income (expense), net:
Interest income	$51,144	2.2%	$31,666	1.4%	$19,478	61.5%
Interest expense	—	—	(2,701)	(0.1)	2,701	(100.0)
Gain (loss) on investments in privately-held companies	5,427	0.2	(13,800)	(0.6)	19,227	(139.3)
Other income (expense)	(75)	—	289	—	(364)	(126.0)
Total other income (expense), net	$56,496	2.4%	$15,454	0.7%	$41,042	265.6%
The favorable change in other income (expense), net, during the year ended December 31, 2019 as compared to 2018 was driven by a $19.5 million increase in interest income as we continued to generate cash and expand our marketable securities portfolios, and a $19.2 million favorable change on our investments in privately-held companies resulting from the gain on certain investments of $5.4 million in 2019, compared to a net loss of $13.8 million on these investments during 2018. See Note 5. Investments of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K for further discussion.
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

	Year Ended December 31,
	2019		2018		Change in
	$	% of Revenue	$	% of Revenue	$	%
Provision for (benefit from) income taxes	$2,403	0.1%	$(39,314)	(1.9)%	$41,717	(106.1)
Effective tax rate	0.3%		(13.6)%
For the years ended December 31, 2019 and 2018, we recorded an expense of $2.4 million and a benefit of $39.3 million for income taxes, respectively. The change in our income taxes was largely attributable to a $96.9 million tax benefit on the Cisco settlement in 2018 and an overall increase in worldwide earnings in 2019, partially offset by a net tax benefit of $86 million resulting from an intra-entity transaction to sell our non-Americas economic and beneficial intellectual property rights. For further information regarding income taxes and the impact on our results of operations and financial position, see Note 10. Income Taxes of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.
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
Research and development
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
Sales and marketing
Sales and marketing expenses increased $32.0 million, or 20.7% for the year ended December 31, 2018 compared to 2017. The increase primarily included a $28.0 million increase in personnel costs, which was driven by increased headcount as well as higher sales volumes, resulting in increased compensation costs, including commissions and stock-based compensation.
General and administrative
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
Legal settlement
During the three months ended June 30, 2018, we recorded $405.0 million in legal settlement expenses in connection with the Term Sheet that was entered into on August 6, 2018 between the Company and Cisco, which included a $400.0 million payment and $5.0 million of legal fees associated with the settlement. Pursuant to the

Term Sheet, the Company and Cisco obtained dismissals of all then ongoing district court and USITC litigation between us. On December 3, 2018, the parties entered into a mutual release and settlement agreement, which superseded the Term Sheet but did not substantially alter the terms.
Other Income (Expense), Net (in thousands, except percentages)

	Year Ended December 31,
	2018		2017		Change in
	$	% of Revenue	$	% of Revenue	$	%
Other income (expense), net:
Interest income	$31,666	1.4%	$8,093	0.5%	$23,573	291.3%
Interest expense	(2,701)	(0.1)	(2,780)	(0.2)	79	(2.8)
Gain (loss) on investments in privately-held companies	(13,800)	(0.6)	—	—	(13,800)	*
Other income (expense)	289	—	(825)	(0.1)	1,114	(135.0)
Total other income (expense), net	$15,454	0.7%	$4,488	0.2%	$10,966	244.3%
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
Provision for Income Taxes (in thousands, except percentages)

	Year Ended December 31,
	2018		2017		Change in
	$	% of Revenue	$	% of Revenue	$	%
Provision for income taxes	$(39,314)	(1.9)%	$51,559	3.1%	$(90,873)	(176.3)%
Effective tax rate	(13.6)%		10.9%
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
Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of December 31, 2019, our total balance of cash, cash equivalents and marketable securities was $2.7 billion, of which approximately $472.5 million was held outside the U.S. in our foreign subsidiaries.
Our cash, cash equivalents and marketable securities are held for working capital purposes. Our marketable securities investment portfolio is primarily invested in highly-rated securities with the primary objective of minimizing the potential risk of principal loss. We plan to continue to invest for long-term growth. We believe that our existing balances of cash, cash equivalents and marketable securities, together with cash generated from operations will be sufficient to meet our working capital requirements and our growth strategies for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced product and service offerings, our costs associated with supply chain activities, including access to outsourced manufacturing, our costs related to investing in or acquiring complementary or strategic businesses and technologies, the continued market acceptance of our products, and stock repurchases. If we require or elect to seek additional capital through debt or equity financing in the future, we may not be able to raise capital on terms acceptable to us or at all. If we are required and unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.

Cash Flows

	Year Ended December 31,
	2019	2018	2017 As Adjusted (1)
	(in thousands)
Cash provided by operating activities	$963,034	$503,119	$631,627
Cash used in investing activities (1)	(284,072)	(755,113)	(391,320)
Cash (used in) provided by financing activities	(217,964)	42,851	51,469
Effect of exchange rate changes	353	(1,390)	753
Net increase/(decrease) in cash, cash equivalents and restricted cash	$461,351	$(210,533)	$292,529
__________________________
(1) Cash used in investing activities for year ended December 31, 2017 were adjusted as a result of our adoption of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, in the first quarter of 2018. See Note 1. Organization and Summary of Significant Accounting Policies included in Part II, Item 8, of this Annual Report on Form 10-K for more information.

Cash Flows from Operating Activities
Our operating activities have consisted of net income, adjusted for certain non-cash items, and changes in assets and liabilities.
During the year ended December 31, 2019, cash provided by operating activities was $963.0 million, primarily from net income of $859.9 million and net non-cash adjustments to net income of $62.4 million, partially offset by a net decrease of $40.8 million in cash from changes in our operating assets and liabilities. Cash outflows from operating activities consisted of an $11.9 million decrease in deferred revenue primarily due to the recognition of product deferred revenue related to contract acceptance terms, largely offset by increased service deferred revenue related to growth in customer service and support contracts, a $60.2 million increase in accounts receivable due to timing of shipments, and an $8.1 million increase in other assets resulting from increased spares inventory to support our customer base. These cash outflows were partially offset by cash inflows of $54.3 million in prepaid expenses and other current assets from a decrease in deferred cost of inventory due to the recognition of product deferred revenue, $23.5 million from an increase in income taxes payable, $20.9 million decrease in inventories due to timing of product shipments and receipts, and $16.4 million from increased accrued liabilities primarily due to an increase in supplier liability reserves for excess and obsolete component inventory.
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
During the year ended December 31, 2019, cash used in investing activities was $284.1 million, primarily consisting of purchases of available-for-sale securities of $1.5 billion, and purchases of property and equipment of 15.8 million, partially offset by proceeds of $1.2 billion from maturities of marketable securities and proceeds from the sale of one of our investments in privately-held companies of $28.2 million.
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
Cash Flows from Financing Activities
Our financing activities have consisted primarily of proceeds from the issuance of our common stock under employee equity incentive plans, offset by repurchases of our common stock.
During the year ended December 31, 2019, cash provided by financing activities was $218.0 million, consisting primarily of payments for repurchases of our common stock of $266.1 million and taxes paid of $9.2 million upon vesting of restricted stock units, offset partially by proceeds from the issuance of common stock under employee equity incentive plans of $57.4 million.
During the year ended December 31, 2018, cash provided by financing activities was $42.9 million, consisting primarily of proceeds of $53.7 million from the issuance of common stock under employee equity incentive plans, partially offset by $8.9 million of taxes paid upon vesting of restricted stock units, and payments of $1.9 million for lease financing obligations.
Stock Repurchase Program
From time to time, we repurchase our common stock opportunistically pursuant to our Repurchase Program authorized by our board of directors in April 2019. The Repurchase Program allows for stock repurchases of up to $1.0 billion and these repurchases are funded from working capital. The Repurchase Program, which expires in April 2022, does not obligate us to acquire any of our common stock, and may be suspended or discontinued by us at any time without prior notice. As of December 31, 2019, we repurchased a total of $266.1 million of our common stock, and the remaining authorized amount for repurchases under the Repurchase Program was $733.9 million. Refer to Note 8. Equity Award Plan Activities of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K for further discussion.

Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
The following summarizes our contractual obligations and commitments as of December 31, 2019 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations	117,065	20,563	42,794	27,488	26,220
Purchase commitments with contract manufacturers and suppliers	279,203	279,203	—	—	—
Other non-cancellable purchase obligations	15,482	15,482	—	—
Transition tax payable	5,967	—	—	2,025	3,942
Total	$417,717	$315,248	$42,794	$29,513	$30,162
The contractual obligation table above excludes tax liabilities of $57.5 million related to uncertain tax positions because we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.
In connection with Tax Reform, as of December 31, 2017, we recorded a federal income tax payable for transition tax on the mandatory deemed repatriation of foreign earnings that will be payable over an eight-year period. The amounts included in the table above represent the remaining federal income tax payable after applying the first year’s installment payment and early payments of future installments.
Critical Accounting Policies and Estimates
We have prepared our consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP) and include our accounts and the accounts of our wholly owned subsidiaries. The preparation of these consolidated financial statements requires our management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the applicable periods. We base our estimates, assumptions and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which, in turn, could change the results from those reported. We evaluate our estimates, assumptions and judgments on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected. The critical accounting estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements are the following:
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
Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the U.S. and to a lesser extent in Europe and Asia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. A hypothetical 10% change in foreign currency exchange rates on our monetary assets and liabilities would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements. While we have not engaged in the hedging of our foreign currency transactions to date and do not enter into any hedging contracts for trading or speculative purposes, we may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar.
Interest Rate Sensitivity
As of December 31, 2019 and 2018, we had cash, cash equivalents and available-for-sale marketable securities totaling $2.7 billion and $2.0 billion, respectively. Cash equivalents and marketable securities were invested primarily in money market funds, corporate bonds, U.S. agency mortgage-backed securities, U.S. treasury securities and commercial paper. Our primary investment objectives are to preserve capital and maintain liquidity requirements. In addition, our policy limits the amount of credit exposure to any single issuer. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the U.S. A decline in interest rates would reduce our interest income on our cash, cash equivalents and marketable securities. For the year ended December 31, 2019, 2018 and 2017, the effect of a hypothetical 100 basis point increase or decrease in overall interest rates would not have had a material impact on our interest income.
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
Investments in Privately-Held Companies
Our non-marketable equity investments in privately-held companies are recorded in “Investments” in our consolidated balance sheets. As of December 31, 2019 and 2018, the total carrying amount of our investments in privately-held companies was $4.2 million and $30.3 million. During fiscal 2019, we recorded a net gain of $5.4 million on certain investments, compared to a net loss of $13.8M during fiscal 2018. See Note 5. Investments of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K for details.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Arista Networks, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Arista Networks, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 13, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventory Valuation & Contract Manufacturer/Supplier Liabilities

Description of the Matter
As discussed in Note 1 of the consolidated financial statements, the Company’s inventories are stated at the lower of cost (computed using the first-in, first-out method) and net realizable value. The Company’s inventory balance totaled $244 million on December 31, 2019. The Company records a provision when inventory is determined to be in excess of anticipated demand, or obsolete, to adjust inventory to its estimated realizable value. The Company records a contract manufacturer/supplier liability and a corresponding charge for non-cancellable, non-returnable purchase commitments with contract manufacturers or suppliers for quantities in excess of the Company’s demand forecasts, or that are considered obsolete.
Auditing management’s assessment of net realizable value for inventory and contract manufacturer/supplier liabilities was complex and highly judgmental due to the assessment of management’s estimates of forecasted product demand, which can be impacted by changes in overall customer demand, changes in the timing of the introduction and customer adoption of new products, adjustments to manufacturing and engineering schedules, and overall general economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s determination of the net realizable value of inventory and the contract manufacturer/supplier liability. This included controls over the preparation of the demand and production forecasts, and the evaluation of the accuracy and completeness of the inventory provision and contract manufacturer/supplier liability.
To test the inventory provision and contract manufacturer/supplier liability, we performed audit procedures that included, among others, assessing the Company’s methodology over the computation of the provision and liability, testing the significant assumptions and the underlying inputs used by the Company in its analysis including historical sales trends, expectations regarding future sales, changes in the Company’s business, customer base, product roadmap and other relevant factors.

Income Taxes - Intra-entity transfer of intellectual property
Description of the Matter
As discussed in Note 10 to the consolidated financial statements, on December 31, 2019, the Company completed an intra-entity transaction to sell its non-Americas economic and beneficial intellectual property ("IP") rights in exchange for a non-interest-bearing note of $3.4 billion. As a result of the transaction, tax basis in the IP transferred equal to the fair market value of the qualifying IP resulted in the recognition of a deferred tax asset of $429.1 million, which was largely offset by a deferred tax liability of $343.3 million associated with future US tax on foreign earnings for the difference in the local tax basis and US GAAP book basis of the IP rights.
Auditing the tax basis resulting from the intra-entity transfer of intellectual property was complex and highly judgmental due to the significant estimation required to determine the fair value of the intellectual property transferred. In particular, the fair value estimate was sensitive to significant assumptions, such as changes in the revenue growth rate, gross margin, profit before tax margin, tax rate discount for non-exclusivity, terminal value and weighted average cost of capital, which are affected by expectations about future market or economic conditions, particularly those in emerging markets.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the accounting for the intra-entity transfer of intellectual property, including controls over management’s review of underlying agreements, estimation of fair value and evaluation of the related tax laws applicable to the transfer of intellectual property.
To test the estimated fair value of intellectual property transferred, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We involved our valuation specialists in assessing the valuation methodology applied and evaluating certain significant assumptions. When evaluating the significant assumptions used to determine the fair value of intellectual property, we compared the assumptions to the past performance, selected guideline companies, third party analyst expectations for the industry, and current and forecasted market trends. We also assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of intellectual property transferred that would result from changes in the assumptions.
We involved our tax professionals, who assisted in evaluating the Company’s interpretation and application of tax laws and regulations, and the Company’s compliance with the intercompany agreements, which were executed as part of the transfer.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2008.
San Jose, California
February 13, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Arista Networks, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Arista Networks, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Arista Networks, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Arista Networks Inc. as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes of the Company and our report dated February 13, 2020 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
San Jose, California
February 13, 2020

ARISTA NETWORKS, INC.
Consolidated Balance Sheets
(In thousands, except par value)

	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,111,286	$649,950
Marketable securities	1,613,082	1,306,197
Accounts receivable, net of rebates and allowances of $6,160 and $9,120, respectively	391,987	331,777
Inventories	243,825	264,557
Prepaid expenses and other current assets	111,456	162,321
Total current assets	3,471,636	2,714,802
Property and equipment, net	39,273	75,355
Acquisition-related intangible assets, net	45,235	58,610
Goodwill	54,855	53,684
Investments	4,150	30,336
Operating lease right-of-use assets	87,770	—
Deferred tax assets	452,025	126,492
Other assets	30,346	22,704
TOTAL ASSETS	$4,185,290	$3,081,983
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$92,105	$93,757
Accrued liabilities	140,249	123,254
Deferred revenue	312,668	358,586
Other current liabilities	52,052	30,907
Total current liabilities	597,074	606,504
Income taxes payable	55,485	36,167
Operating lease liabilities, non-current	83,022	—
Finance lease liabilities, non-current	—	35,431
Deferred revenue, non-current	262,620	228,641
Deferred tax liabilities, non-current	254,710	3,753
Other long-term liabilities	37,693	28,098
TOTAL LIABILITIES	1,290,604	938,594
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100,000 shares authorized and no shares issued and outstanding as of December 31, 2019 and 2018	—	—
Common stock, $0.0001 par value—1,000,000 shares authorized as of December 31, 2019 and 2018; 76,389 and 75,668 shares issued and outstanding as of December 31, 2019 and 2018	8	8
Additional paid-in capital	1,106,305	956,572
Retained earnings	1,788,230	1,190,803
Accumulated other comprehensive income (loss)	143	(3,994)
TOTAL STOCKHOLDERS’ EQUITY	2,894,686	2,143,389
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,185,290	$3,081,983
The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Product	$2,021,150	$1,841,100	$1,432,810
Service	389,556	310,269	213,376
Total revenue	2,410,706	2,151,369	1,646,186
Cost of revenue:
Product	792,382	720,584	538,035
Service	73,986	57,408	46,382
Total cost of revenue	866,368	777,992	584,417
Gross profit	1,544,338	1,373,377	1,061,769
Operating expenses:
Research and development	462,759	442,468	349,594
Sales and marketing	213,907	187,142	155,105
General and administrative	61,898	65,420	86,798
Legal settlement	—	405,000	—
Total operating expenses	738,564	1,100,030	591,497
Income from operations	805,774	273,347	470,272
Other income (expense), net	56,496	15,454	4,488
Income before income taxes	862,270	288,801	474,760
Provision for (benefit from) income taxes	2,403	(39,314)	51,559
Net income	$859,867	$328,115	$423,201
Net income attributable to common stockholders:
Basic	$859,444	$327,926	$422,400
Diluted	$859,468	$327,941	$422,468
Net income per share attributable to common stockholders:
Basic	$11.26	$4.39	$5.85
Diluted	$10.63	$4.06	$5.35
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	76,312	74,750	72,258
Diluted	80,879	80,844	78,977

The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$859,867	$328,115	$423,201
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(686)	(2,069)	672
Net change in unrealized gains (losses) on available-for-sale marketable securities	4,823	13	(1,135)
Other comprehensive income (loss)	4,137	(2,056)	(463)
Comprehensive income	$864,004	$326,059	$422,738

The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2016	70,811	7	674,183	435,105	(1,475)	$1,107,820
Cumulative-effect adjustment to beginning balance (1)			1,471	808		2,279
Net income	—	—	—	423,201	—	423,201
Other comprehensive loss, net of tax	—	—	—	—	(463)	(463)
Stock-based compensation	—	—	75,427	—	—	75,427
Issuance of common stock in connection with employee equity incentive plans	2,918	—	57,111	—	—	57,111
Tax withholding paid for net share settlement of equity awards	(23)	—	(4,025)	—	—	(4,025)
Vesting of early-exercised stock options	—	—	564	—	—	564
Balance — December 31, 2017	73,706	7	804,731	859,114	(1,938)	1,661,914
Cumulative-effect adjustment to beginning balance (2)	—	—	—	3,574	—	3,574
Net income	—	—	—	328,115		328,115
Other comprehensive loss, net of tax	—	—	—	—	(2,056)	(2,056)
Stock-based compensation	—	—	91,202	—	—	91,202
Issuance of common stock in connection with employee equity incentive plans	1,918	1	53,657	—	—	53,658
Tax withholding paid for net share settlement of equity awards	(36)	—	(8,878)	—	—	(8,878)
Vesting of early-exercised stock options	—	—	305	—	—	305
Common stock issued for business acquisition	80	—	15,555	—	—	15,555
Balance — December 31, 2018	75,668	8	956,572	1,190,803	(3,994)	2,143,389
Cumulative-effect adjustment to beginning balance (3)	—	—	—	3,702	—	3,702
Net income	—	—	—	859,867	—	859,867
Other comprehensive income, net of tax	—	—	—	—	4,137	4,137
Stock-based compensation	—	—	101,280	—	—	101,280
Issuance of common stock in connection with employee equity incentive plans	1,951	—	57,377	—	—	57,377
Repurchase of common stock	(1,189)	—	—	(266,142)	—	(266,142)
Tax withholding paid for net share settlement of equity awards	(41)	—	(9,200)	—	—	(9,200)
Vesting of early-exercised stock options	—	—	276	—	—	276
Balance — December 31, 2019	76,389	$8	$1,106,305	$1,788,230	$143	$2,894,686
_________________________________________
(1) During our first fiscal quarter of 2017, we adopted ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” See Note 1of the accompanying notes for further details. This adoption resulted in a cumulative-effect adjustment to the beginning balance of Additional Paid-in Capital and Retained Earnings, respectively, for 2017.
(2) On January 1, 2018, we adopted ASC 606 - Revenue from Contracts with Customers (“ASC 606”) and ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which resulted in a cumulative-effect adjustment to the beginning balance of Retained Earnings for 2018. See Note 1 of the accompanying notes for further details.
(3) On January 1, 2019, we adopted ASC 842, which resulted in a cumulative-effect adjustment to the beginning balance of Retained Earnings for 2019. See Note 1 of the accompanying notes for further details.

The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018	2017 As Adjusted (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$859,867	$328,115	$423,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	32,849	27,671	20,640
Noncash lease expense	16,179	—	—
Stock-based compensation	101,280	91,202	75,427
Deferred income taxes	(75,741)	(57,896)	8,426
(Gain) loss on investments in privately-held companies, net	(5,427)	13,800	—
Amortization (accretion) of investment premiums (discounts)	(6,771)	(3,360)	1,452
Changes in operating assets and liabilities:
Accounts receivable, net	(60,210)	(77,916)	5,773
Inventories	20,927	51,054	(69,708)
Prepaid expenses and other current assets	54,259	21,411	(11,645)
Other assets	(8,112)	(3,389)	907
Accounts payable	(1,937)	39,337	(30,104)
Accrued liabilities	16,366	(14,786)	43,535
Deferred revenue	(11,939)	70,533	142,327
Income taxes payable	23,523	(112)	19,921
Other liabilities	7,921	17,455	1,475
Net cash provided by operating activities	963,034	503,119	631,627
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	1,208,717	547,797	206,332
Purchases of marketable securities	(1,503,893)	(1,174,259)	(585,373)
Business acquisitions, net of cash acquired	(1,365)	(96,821)	—
Purchases of property and equipment	(15,751)	(23,830)	(15,279)
Investments in privately-held companies	28,220	(8,000)	—
Other investing activities	—	—	3,000
Net cash used in investing activities (1)	(284,072)	(755,113)	(391,320)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of lease financing obligations	—	(1,929)	(1,617)
Proceeds from issuance of common stock under equity plans	57,378	53,658	57,111
Tax withholding paid on behalf of employees for net share settlement	(9,200)	(8,878)	(4,025)
Repurchase of common stock	(266,142)	—	—
Net cash (used in) provided by financing activities	(217,964)	42,851	51,469
Effect of exchange rate changes	353	(1,390)	753
NET INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	461,351	(210,533)	292,529
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —Beginning of period	654,164	864,697	572,168
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period (2)	$1,115,515	$654,164	$864,697

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$32,832	$17,573	$44,216
Cash paid for interest — lease financing obligation	—	2,692	2,814
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Right-of-use assets recognized upon the adoption of ASC 842 (3)	$93,207	$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$10,948	$—	$—
Common stock issued for business acquisition	$—	$15,555	$—
Property and equipment included in accounts payable and accrued liabilities	2,120	2,340	3,811
Vesting of early exercised stock options and restricted stock awards	276	305	564
___________________________________________________
(1) Net cash used in investing activities for the year ended December 31 of 2017 was adjusted as a result of our adoption of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, in the first quarter of 2018. See Note 1 of the accompanying notes for details of the adjustments.
(2) See Note 4 of the accompanying notes for a reconciliation of the ending balance of cash, cash equivalents and restricted cash as shown in this consolidated statements of cash flows.
(3) See Note 1 of the accompanying notes.

The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Notes to Consolidated Financial Statements
1.    Organization and Summary of Significant Accounting Policies
Organization
Arista Networks, Inc. (together with our subsidiaries, “we,” “our,” "Arista," "Company" or “us”) is a supplier of cloud networking solutions that use software innovations to address the needs of large-scale internet companies, cloud service providers and next-generation enterprise. Our cloud networking solutions consist of our EOS, a set of network applications and our 1/2.5/5/10/25/40/50/100/400 Gigabit Ethernet switching and routing platforms. We are incorporated in the state of Delaware. Our corporate headquarters are located in Santa Clara, California, and we have wholly-owned subsidiaries throughout the world, including North America, Europe, Asia and Australia.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Arista Networks, Inc. and its wholly owned subsidiaries and are prepared in accordance with GAAP. All significant intercompany accounts and transactions have been eliminated.
Certain reclassifications of prior period amounts were made in the current year to conform to the current period presentation.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Those estimates and assumptions include, but are not limited to, revenue recognition and deferred revenue; allowance for doubtful accounts, sales rebates and return reserves; valuation of goodwill and acquisition-related intangible assets, accounting for income taxes, including the recognition of deferred tax assets and liabilities related to an intra-entity transaction to sell our non-Americas economic and beneficial intellectual property, valuation allowance on deferred tax assets and reserves for uncertain tax positions; estimate of useful lives of long-lived assets including intangible assets; valuation of inventory and contract manufacturer/supplier liabilities; and the recognition and measurement of contingent liabilities. We evaluate our estimates and assumptions based on historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from those estimates.
Concentrations of Business and Credit Risk
We work closely with third-party contract manufacturers to manufacture our products. As of December 31, 2019, we had two contract manufacturing partners, who provided substantially all of our electronic manufacturing services. Our contract manufacturing partners deliver our products to our third party direct fulfillment facilities.  We and our fulfillment partners then perform labeling, final configuration, quality assurance testing and shipment to our customers. Our products rely on key components, including certain integrated circuit components and power supplies, some of which our contract manufacturing partners purchase on our behalf from a limited number of suppliers, including certain sole source providers. We generally do not have guaranteed supply contracts with our component suppliers, and our manufacturing partners could delay shipments or cease manufacturing such products or selling them to us at any time. If we are unable to obtain a sufficient quantity of these components on commercially reasonable terms or in a timely manner, or if we are unable to obtain alternative sources for these components, sales of our products could be delayed or halted entirely, or we may be required to redesign our products. Quality or performance failures of our products or changes in our contractors’ or vendors’ financial or business condition could disrupt our ability to supply quality products to our customers. Any of these events could result in lost sales and damage to our end-customer relationships, which would adversely impact our business, financial condition and results of operations.
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
Our accounts receivable are unsecured and represent amounts due to us based on contractual obligations of our customers. We mitigate credit risk with respect to accounts receivable by performing ongoing credit evaluations of our customers to assess the probability of collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, the credit limits extended, and review of the invoicing terms of the arrangement. In situations where a customer may be thinly capitalized and we have limited payment history with it, we will either establish a small credit limit or require it to prepay its purchases. We generally do not require our customers to provide collateral to support accounts receivable. We have recorded an allowance for doubtful accounts for those receivables that we have determined not to be collectible. We mitigate credit risk in respect to the notes receivable by performing ongoing credit evaluations of the borrower to assess the probability of collecting all amounts due to us under the existing contractual terms.
We market and sell our products through both our direct sales force and our channel partners, including distributors, value-added resellers, system integrators and original equipment manufacturer (“OEM”) partners, and in conjunction with various technology partners. Significant customers are those which represent more than 10% of our total net revenue during the period or net accounts receivable balance at each respective balance sheet date. As of December 31, 2019, we had one customer who represented 39% of total accounts receivable. As of December 31, 2018, we had two customers who represented 35% and 10% of total accounts receivable, respectively. For the year ended December 31, 2019, there were two customers who represented 23% and 17% of our total revenue, respectively. For the years ended December 31, 2018 and 2017, there was one customer who represented 27% and 16% of our total revenue, respectively.
Cash and Cash Equivalents
We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with various financial institutions and highly liquid investments in money market funds. Interest is accrued as earned. As of December 31, 2019 and 2018, we had restricted cash of $4.2 million for each year and that primarily included $4.0 million pledged as collateral representing a security deposit required for a facility lease. Our restricted cash is classified as other assets in our consolidated balance sheets.
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
Accounts Receivable
Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts, and sales rebates and returns reserves. We estimate our allowance for doubtful accounts based upon the collectability of the receivables in light of historical trends, adverse situations that may affect our customers’ ability to pay and prevailing economic conditions. This evaluation is done in order to identify issues which may impact the collectability of receivables and related estimated required allowance. Revisions to the allowance are recorded as an adjustment to bad debt expense. After appropriate collection efforts are exhausted, specific accounts receivable deemed to be uncollectible are charged against the allowance in the period they are deemed uncollectible. Recoveries of accounts receivable previously written-off are recorded as credits to bad debt expense. We primarily estimate our sales rebates and returns reserves based on historical rates applied against current period billings. Specific customer returns, rebates and allowances are considered when determining our estimates. Revisions to the reserves are recorded as adjustments to revenue.

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
Inventory Valuation and Contract Manufacturer/Supplier Liabilities
Inventories primarily consist of finished goods and strategic components, primarily integrated circuits. Inventories are stated at the lower of cost (computed using the first-in, first-out method) and net realizable value. Manufacturing overhead costs and inbound shipping costs are included in the cost of inventory.  We record a provision when inventory is determined to be in excess of anticipated demand, or obsolete, to adjust inventory to its estimated realizable value. For the years ended December 31, 2019, 2018 and 2017, we recorded charges of $41.2 million, $20.8 million and $28.1 million, respectively, within cost of product revenue for inventory write-downs.
Our contract manufacturers procure components and assemble products on our behalf based on our forecasts. We record a liability and a corresponding charge for non-cancellable, non-returnable purchase commitments with our contract manufacturers or suppliers for quantities in excess of our demand forecasts or that are considered obsolete due to manufacturing and engineering change orders resulting from design changes. For the year ended December 31, 2019 and 2017, we recorded a charge of $11.7 million and $21.2 million, respectively, within cost of product revenue for such liabilities with our contract manufacturers and suppliers. For the year ended December 31, 2018, we did not incur a net loss on such supplier liabilities.
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
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally three years. Our leasehold improvements are depreciated over the shorter of the estimated useful lives of the improvements or the remaining lease term.

Investments in Privately-Held Companies
Our equity investments in privately-held companies without readily determinable fair values are measured using the measurement alternative, defined by ASC 321-Investments-Equity Securities as cost, less impairments, and adjusted up or down based on observable price changes in orderly transactions for identical or similar investments of the same issuer. Any adjustments resulting from impairments and/or observable price changes are recorded as “Other income (expense), net” in our consolidated statements of operations.
Impairment of Long-Lived Assets and Investments
The carrying amounts of our long-lived assets, including property and equipment and investments in privately held companies, are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over their remaining lives. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We recognized impairment losses on certain private company investments during 2018. Refer to Note 5 for further discussion. No impairment of any other long-lived assets was identified for any of the periods presented.
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
Contract Balances
A contract asset is recognized when we have a contractual right to consideration for both completed and partially completed performance obligations that have not yet been invoiced. Contract assets are included in “Other current assets” on our consolidated balance sheets.
A contract liability is recognized when we have received customer payments in advance of our satisfaction of a performance obligation under a contract that is cancellable. Contract liabilities are included in “Other current liabilities” and “Other long-term liabilities” on our consolidated balance sheets.
Assets Recognized from Costs to Obtain a Contract with a Customer
Effective January 1, 2018 in connection with the adoption of ASC 606, we recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales commissions earned by our sales force meet the requirements for capitalization. These costs are deferred and then amortized over a period of benefit that we have determined to be five years. Total capitalized costs to obtain a contract are included in other current and long-term assets on our consolidated balance sheets. As of December 31, 2019 and 2018, total capitalized costs to obtain contracts was $8.9 million and $6.4 million, respectively.
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
Segment Reporting
We develop, market and sell cloud networking solutions, which consist of our Gigabit Ethernet switches and related software. We engage in one business activity and there are no segment managers who are held accountable for operations or operating results below the Company level. Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, we have determined that we operate as one reportable segment.
Stock-Based Compensation
Compensation expense related to stock-based transactions is measured and recognized in the financial statements based on the fair value of the equity granted on a straight-line basis over the requisite service periods of the awards, which typically ranges from two to five years. We account for forfeitures on all stock-based transactions as they occur.
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
Goodwill and Intangible Assets
We perform our annual goodwill impairment analysis in the fourth quarter of each year or more frequently if there are any events or circumstances that would indicate the carrying amount is not recoverable. We first perform a qualitative assessment to determine if it’s necessary to perform a quantitative assessment. If after our qualitative assessment we determine it is more likely than not that the fair value of the Company is less than its carrying amount, then a quantitative test is performed by comparing the fair value of the Company with its carrying amount. We would recognize an impairment loss for the amount by which the carrying amount exceeds the fair value.
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
Recently Adopted Accounting Pronouncements
Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance on lease accounting (“ASC 842”). Under the guidance, lessees are required to recognize assets and lease liabilities on the balance sheet for most leases, including operating leases, and provide enhanced disclosures. We adopted the guidance on January 1, 2019 using the modified retrospective transition method and initially applied the transition provisions at January 1, 2019, which allows us to continue to apply the legacy guidance in ASC 840 - Leases ("ASC 840') for periods prior to 2019, and recognized a cumulative-effect adjustment to retained earnings on the date of adoption. We elected the package of transition practical expedients, which, among other things, allows us to keep the historical lease classifications and not have to reassess the lease classification for any existing leases as of the date of adoption. We also made the following accounting policy elections as allowed by ASC 842:

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

Recent Accounting Pronouncements Not Yet Effective
Credit Losses of Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The proposed standard requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. For trade receivables, we will be required to estimate lifetime expected credit losses. For available-for-sale debt securities, we will be required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. The guidance will be effective for us in our first quarter of 2020, and will be applied on a modified retrospective basis. We have evaluated the new accounting guidance and do not anticipate that it will have a material impact on our consolidated statement of operations or consolidated statements of cash flows.
2.    Business Combinations
During fiscal 2018, we acquired Mojo and Metamako in order to extend our cognitive cloud networking architecture and to improve our next generation platforms for low-latency applications.
The total fair value of consideration transferred for these acquisitions was approximately $118.7 million, which consisted of $103.1 million in cash and $15.6 million for the fair value of 58,072 shares of our common stock issued. The following table summarizes our final purchase price allocation of the two acquisitions, in aggregate, based on the estimated fair value of the assets acquired and liabilities assumed at their respective acquisition dates (in thousands):

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

The goodwill of 54.9 million is primarily attributable to the expected synergies created by incorporating the solutions of the acquired businesses into our technology platform, and the value of the assembled workforce. The goodwill is not deductible for income taxes purposes.

3.    Fair Value Measurements
We measure and report our cash equivalents, restricted cash, and available-for-sale marketable securities at fair value on a recurring basis. The following tables summarize the amortized costs, unrealized gains and losses, and fair value of these financial assets by significant investment category and their level within the fair value hierarchy (in thousands):

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Level I	Level II	Level III
Financial Assets:
Cash Equivalents:
Money market funds	$562,580	$—	$—	$562,580	$562,580	$—	$—
Certificates of deposits (1)	4,001	—	—	4,001	—	4,001	—
	566,581	—	—	566,581	562,580	4,001	—
Marketable Securities:
Commercial paper	66,717	—	—	66,717	—	66,717	—
Certificates of deposits (1)	3,000	—	—	3,000	—	3,000	—
U.S. government notes	518,884	414	(20)	519,278	519,278	—	—
Corporate bonds	787,741	2,392	(73)	790,060	—	790,060	—
Agency securities	233,491	577	(41)	234,027	—	234,027	—
	1,609,833	3,383	(134)	1,613,082	519,278	1,093,804	—
Other Assets:
Money market funds - restricted	4,229	—	—	4,229	4,229	—	—
Total Financial Assets	$2,180,643	$3,383	$(134)	$2,183,892	$1,086,087	$1,097,805	$—
____________________
(1) As of December 31, 2019, all of our certificates of deposits were domestic deposits.

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Level I	Level II	Level III
Financial Assets:
Cash Equivalents:
Money market funds	$322,080	$—	$—	$322,080	$322,080	$—	$—
Marketable Securities:
Commercial paper	59,479	—	—	59,479	—	59,479	—
Certificates of deposits (1)	5,000	—	—	5,000	—	5,000	—
U.S. government notes	308,946	118	(286)	308,778	308,778	—	—
Corporate bonds	660,353	264	(1,399)	659,218	—	659,218	—
Agency securities	273,993	240	(511)	273,722	—	273,722	—
	1,307,771	622	(2,196)	1,306,197	308,778	997,419	—
Other Assets:
Money market funds - restricted	4,214	—	—	4,214	4,214	—	—
Total Financial Assets	$1,634,065	$622	$(2,196)	$1,632,491	$635,072	$997,419	$—
____________________
(1) As of December 31, 2018, all of our certificates of deposits were domestic deposits.

We did not realize any other-than-temporary losses on our marketable securities for the years ended December 31, 2019 and 2018. As of December 31, 2019 and 2018, total unrealized losses of our marketable securities that had been in a continuous unrealized loss portion were immaterial. We invest in marketable securities that have maximum maturities of up to two years and are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these marketable securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those marketable securities purchased at a time with lower interest rates show a mark-to-market unrealized loss. We expect to realize the full value of these investments upon maturity or sale and therefore, we do not consider any of our marketable securities to be other-than-temporarily impaired as of December 31, 2019.
As of December 31, 2019, the contractual maturities of our investments did not exceed 24 months. The fair values of available-for-sale marketable securities, by remaining contractual maturity, are as follows (in thousands):

December 31, 2019
Due in 1 year or less	$915,069
Due in 1 year through 2 years	698,013
Total marketable securities	$1,613,082

The weighted-average remaining duration of our current marketable securities is approximately 0.8 years as of December 31, 2019.

4.    Financial Statements Details
Cash, Cash Equivalents and Restricted Cash
The following table is a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of the same such amounts shown in the accompanying consolidated statements of cash flows (in thousands):

	December 31,
	2019	2018
Cash and cash equivalents	$1,111,286	$649,950
Restricted cash included in other assets	4,229	4,214
Total cash, cash equivalents and restricted cash	$1,115,515	$654,164

Accounts Receivable, net
Accounts receivable, net consists of the following (in thousands):

	December 31,
	2019	2018
Accounts receivable	$398,147	$340,897
Allowance for doubtful accounts	(638)	(507)
Product sales rebate and returns reserve	(5,522)	(8,613)
Accounts receivable, net	$391,987	$331,777

Allowance for Doubtful Accounts
Activity in the allowance for doubtful accounts consists of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at the beginning of year	$507	$112	$204
Additions charged to expense	221	500	17
Deductions/write-offs	(90)	(105)	(109)
Balance at the end of year	$638	$507	$112
Product Sales Rebate and Returns Reserve
Activity in the product sales rebate and returns reserve consists of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at the beginning of year	$8,613	$7,423	$1,317
Additions charged against revenue	2,032	4,269	17,371
Consumption	(5,123)	(3,079)	(11,265)
Balance at the end of year	$5,522	$8,613	$7,423

Inventories
Inventories consist of the following (in thousands):

	December 31,
	2019	2018
Raw materials	$96,712	$76,795
Finished goods	147,113	187,762
Total inventories	$243,825	$264,557

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following (in thousands):

	December 31,
	2019	2018
Inventory deposit	$13,716	$14,639
Prepaid income taxes	20,153	38,636
Other current assets	64,464	95,730
Other prepaid expenses and deposits	13,123	13,316
Total prepaid expenses and other current assets	$111,456	$162,321

Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2019	2018
Equipment and machinery	$64,748	$55,912
Computer hardware and software	36,627	30,566
Furniture and fixtures	3,774	3,697
Leasehold improvements	31,235	36,447
Building	—	35,154
Construction-in-process	265	3,591
Property and equipment, gross	136,649	165,367
Less: accumulated depreciation	(97,376)	(90,012)
Property and equipment, net	$39,273	$75,355

Depreciation expense was $19.0 million, $21.6 million and $20.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. On January 1, 2019, upon the adoption of ASC 842, we derecognized the building and certain leasehold improvements for our corporate headquarters that were previously capitalized under a build-to-suit arrangement. See Note 7 for further details.

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Accrued payroll related costs	$80,133	$70,755
Accrued manufacturing costs	31,920	31,336
Accrued product development costs	11,410	6,988
Accrued warranty costs	6,742	5,362
Accrued professional fees	6,335	5,678
Accrued taxes	1,716	839
Other	1,993	2,296
Total accrued liabilities	$140,249	$123,254

Warranty Accrual
The following table summarizes the activity related to our accrued liability for estimated future warranty costs (in thousands):

	Year Ended December 31,
	2019	2018
Warranty accrual, beginning of year	$5,362	$7,415
Liabilities accrued for warranties issued during the year	7,169	3,565
Warranty costs incurred during the year	(5,789)	(5,618)
Warranty accrual, end of year	$6,742	$5,362

Contract Balances
The following table summarizes the beginning and ending balances of our contract assets (in thousands):

	Year Ended December 31,
	2019	2018
Contract assets, beginning balance	$6,341	$—
Contract assets, ending balance	25,565	6,341
The following table summarizes the activity related to our contract liabilities (in thousands):

	Year Ended December 31,
	2019	2018
Contract liabilities, beginning balance	$32,595	$16,521
Less: Revenue recognized from beginning balance	(12,887)	(7,561)
Less: Beginning balance reclassified to deferred revenue	(894)	(371)
Add: Contract liabilities recognized	42,236	24,006
Contract liabilities, ending balance	$61,050	$32,595

As of December 31, 2019 and 2018, $23.4 million and $13.5 million of our contract liabilities was included in “Other current liabilities” with the remaining balance included in “Other long-term liabilities”.

Deferred Revenue and Performance Obligations
Deferred revenue is comprised mainly of unearned revenue related to multi-year PCS contracts, services and product deferrals related to acceptance clauses. The following table summarizes the activity related to our deferred revenue (in thousands):

Year Ended December 31, 2019
Deferred revenue, beginning balance	$587,227
Less: Revenue recognized from beginning balance	(351,617)
Add: Deferral of revenue in current period, excluding amounts recognized during the period	339,678
Deferred revenue, ending balance	$575,288
_________________________________

Revenue from Remaining Performance Obligations
Revenue from remaining performance obligations represents contracted revenue that has not yet been recognized, which primarily includes contract liabilities and deferred revenue that will be recognized as revenue in future periods. As of December 31, 2019, approximately $691.9 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 78% of these remaining performance obligations over the next 2 years and 22% during years 3 to 5.
Other Income (Expense), Net
Other income (expense), net consists of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Other income (expense), net:
Interest income	$51,144	$31,666	$8,093
Interest expense	—	(2,701)	(2,780)
Gain (loss) on investments in privately-held companies	5,427	(13,800)	—
Other income (expense)	(75)	289	(825)
Total other income (expense), net	$56,496	$15,454	$4,488

5.    Investments
Investments in Privately-Held Companies
Our investments are in the equity of privately-held companies, which do not have readily determinable fair values. These non-marketable equity securities are initially recorded at cost, and subsequently remeasured to fair value on a non-recurring basis based on observable price changes in orderly transactions for similar investments of the same issuer, or for impairment. These investments are classified within Level III of the fair value hierarchy as we estimate the value based on valuation methods using the observable transaction price at the transaction date and other significant unobservable inputs, such as volatility, rights, and obligations related to those investments. In addition, the valuation requires management judgment due to the absence of market price and inherent lack of liquidity. The following table summarizes the activity related to our investments in privately-held companies held as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018
Cost of investment	$3,000	$44,136
Cumulative impairment	—	(15,000)
Cumulative upward adjustment	1,150	1,200
Carrying amount of investment	$4,150	$30,336

During the year ended December 31, 2019, we recorded a realized gain of $4.3 million upon the sale of one of our investments. In each of the years ended December 31, 2019 and 2018, we recorded $1.2 million of unrealized gains. These unrealized gains were recorded on investments that were re-measured to fair value as of the date observable transactions occurred. In addition, during the year ended December 31, 2018, we recorded an impairment of $15.0 million on one of our investments.
6.    Goodwill and Acquisition-Related Intangible Assets
Goodwill
Goodwill was recorded as a result of our acquisition of Mojo and Metamako in the third quarter of 2018. See Note 2 for details.
In the fourth quarter of 2019, we completed an annual goodwill impairment analysis. Based on our assessment of the qualitative factors, management concluded that the fair value of the Company was not more likely than not less than its carrying amount as of December 31, 2019. Subsequent to this 2019 annual impairment test, we have not identified significant events or circumstances negatively affecting the valuation of goodwill. As of December 31, 2019, there was no impairment to the carrying value of our goodwill.
Acquisition-Related Intangible Assets
The following table presents details of our acquisition-related intangible assets as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Developed technology	$52,510	$(14,326)	$38,184	3.7
Customer relationships	7,080	(1,387)	5,693	5.8
Trade name	2,470	(1,112)	1,358	1.7
Others	1,660	(1,660)	—	0.0
Total	$63,720	$(18,485)	$45,235	3.9

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Developed technology	$52,510	$(3,824)	$48,686	4.6
Customer relationships	7,080	(375)	6,705	6.6
Trade name	2,470	(289)	2,181	2.7
Others	1,660	(622)	1,038	0.6
Total	$63,720	$(5,110)	$58,610	4.7

Amortization expense related to acquisition-related intangible assets was $13.4 million and $5.1 million for the years ended December 31, 2019 and 2018, respectively.
As of December 31, 2019, future estimated amortization expense related to the acquired-related intangible assets is as follows (in thousands):

Years Ending December 31,	Future Amortization Expense
2020	$12,337
2021	12,048
2022	11,513
2023	7,690
2024	1,011
Thereafter	636
Total	$45,235

7.    Commitments and Contingencies
Operating Leases
We lease various offices and data centers in North America, Europe, Asia and Australia under non-cancelable operating lease arrangements that expire on various dates through 2028. Some of our leases include options to extend the term of such leases for a period from three months to up to 10 years and/or options to early terminate the leases. As of December 31, 2019, we did not include any such options in determining the lease terms because we were not reasonably certain that we would exercise those options. Most of our leases require us to pay certain operating expenses in addition to base rent, such as taxes, repairs, and insurance, and contain renewal and escalation clauses.
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
The following table summarizes the supplemental balance sheet information related to our operating leases as of December 31, 2019 (in thousands).

	Financial Statement Classification	December 31, 2019
Right-of-use assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$87,770
Lease liabilities:
Operating lease liabilities, current	Other current liabilities	16,052
Operating lease liabilities, non-current	Operating lease liabilities, non-current	83,022
Total operating lease liabilities		$99,074

The following table summarizes our lease costs for the year ended December 31, 2019 (in thousands).

		Year Ended December 31,
	Financial Statement Classification	2019
Operating lease costs:
Fixed lease costs	Operating expenses	$22,544
Variable lease costs	Operating expenses	6,255
Total operating lease costs		$28,799

The operating lease costs in the table above include costs for long-term leases and short-term leases. Total short-term lease costs were immaterial. Fixed lease costs include expenses recognized for base rent payments on a straight-lined basis. Variable lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments, and are excluded from the calculation of operating lease liabilities and ROU assets. For the year ended December 31, 2019, cash paid for amounts associated with our operating lease liabilities were approximately $18.6 million which were classified as operating activities in the condensed consolidated statements of cash flows.
Prior to 2019, we recognized rent expense for our operating leases under the legacy guidance ASC 840. For the year ended December 31, 2018, rent expense for all operating leases amounted to $12.9 million, and did not include maintenance, utilities and other operating expenses in accordance with ASC 840.
The following table shows our undiscounted future fixed payment obligations under our recognized operating leases and a reconciliation to the operating lease liabilities as of December 31, 2019 (in thousands).

December 31, 2019
2020	$20,563
2021	21,303
2022	21,491
2023	17,702
2024	9,786
2025 and thereafter	26,220
Total future fixed operating lease payments	117,065
Less:
Imputed interest	(17,991)
Total operating lease liabilities	$99,074

December 31, 2019
Weighted-average remaining lease term — operating leases	6.0 years
Weighted-average discount rate — operating leases	5.1%

Purchase Commitments
We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf based on our forecasts in order to reduce manufacturing lead times and ensure adequate component supply. We issue purchase orders to our contract manufacturers for finished product and a significant portion of these orders consist of firm non-cancellable commitments. In addition, we purchase strategic component inventory from certain suppliers under purchase commitments that in some cases are non-cancellable, including integrated circuits, which are consigned to our contract manufacturers. As of December 31, 2019, we had non-cancellable purchase commitments of $294.7 million, of which $279.2 million was to our contract manufacturers and suppliers. In addition, we have provided deposits to secure our obligations to purchase inventory. We had $16.5 million and $17.4 million in deposits as of December 31, 2019 and 2018, respectively. These deposits are classified in 'Prepaid expenses and other current assets' and 'Other assets' in our accompanying consolidated balance sheets.
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
OptumSoft, Inc. Settlement
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
On September 24, 2019, the Company and OptumSoft entered into a settlement agreement resolving all the issues that were set to be tried in Phase II of the litigation. Under the settlement agreement, OptumSoft could still pursue its appeal of the Court’s Final Statement of Decision Following Phase I Trial, and pursue any further litigation that may result, but granted the Company a release on all other outstanding claims.
On December 6, 2019, the Company and OptumSoft entered into a settlement agreement resolving the remaining issues in the litigation.
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
We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2019, provisions recorded for contingent losses related to other claims and matters have not been significant. Based on currently available information, management does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable, and believes these other matters are not likely, individually and in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.
8.    Stockholders' Equity
Stock Repurchase Program
In April 2019, our board of directors authorized a $1.0 billion stock repurchase program. This authorization allows us to repurchase shares of our common stock opportunistically and is funded from working capital. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchases, trading plans under Rule 10b5-1 of the Exchange Act, or a combination of the foregoing. The Repurchase Program, which expires in April 2022, does not obligate us to acquire any of our common stock, and may be suspended or discontinued by us at any time without prior notice. As of December 31, 2019, the remaining authorized amount for stock repurchases under this program was approximately $733.9 million.
A summary of the stock repurchase activity under the Repurchase Program for the year ended December 31, 2019 is as follows (in thousands, except per share amounts):

Year Ended December 31,
2019
Aggregate purchase price	$266,142
Shares repurchased	1,189
Average price paid per share	$223.57

The aggregate purchase price of repurchased shares of our common stock is recorded as a reduction to retained earnings. All shares repurchased under the Repurchase Program have been retired.
2014 Equity Incentive Plan
In April 2014, the board of directors and stockholders approved the 2014 Equity Incentive Plan (the “2014 Plan”), effective on the first day that our common stock was publicly traded, and simultaneously terminated the 2004 and 2011 equity plans as to future grants. However, these plans will continue to govern the terms and conditions of the outstanding options previously granted thereunder.
Awards granted under the 2014 Plan could be in the form of Incentive Stock Options (“ISOs”), Nonstatutory Stock Options (“NSOs”), Restricted Stock Units (“RSUs”), Restricted Stock Awards (“RSAs”) or Stock Appreciation Rights (“SARs”). The number of shares available for grant and issuance under the 2014 Plan increases automatically on January 1 of each year commencing with 2016 by the number of shares equal to 3% of the outstanding shares of our common stock on the immediately preceding December 31, but not to exceed 12,500,000 shares (the “2014 Plan Evergreen Increase”), unless the board of directors, in its discretion, determines to make a smaller increase. Our board of directors determined not to authorize the 2014 Plan Evergreen Increase that would have occurred on January 1, 2019. As of December 31, 2019, there remained approximately 20.8 million shares available for issuance under the 2014 Plan. On February 3, 2020, our board of directors authorized an increase of 2,291,660 shares to shares available for issuance under the 2014 Plan effective January 1, 2020.
2014 Employee Stock Purchase Plan
In April 2014, the board of directors and stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on the first day that our common stock was publicly traded. The number of shares reserved for issuance under the ESPP increases automatically on January 1 of each year by the number of shares equal to 1% of our shares outstanding immediately preceding December 31, but not to exceed 2,500,000 shares, unless the board of directors, in its discretion, determines to make a smaller increase. Effective January 1, 2019, our board of directors authorized an increase of 756,679 shares to shares available for issuance under the ESPP. As of December 31, 2019, there remained 3,192,774 shares available for issuance under the ESPP. On February 3, 2020, our board of directors authorized an increase of 763,886 shares to shares available for issuance under the ESPP effective January 1, 2020.
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
During the year ended December 31, 2019, we issued 97,343 shares at an average purchase price of $184.70 under our ESPP.
Stock Option Activities
The following table summarizes the option activities under our stock plans and related information (in thousands, except years and per share amounts):

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—December 31, 2018	5,899	$37.09	5.2	$1,027,741
Options granted	76	226.53
Options exercised	(1,341)	29.38
Options canceled	(70)	37.86
Balance—December 31, 2019	4,564	$42.50	4.4	$740,387
Vested and exercisable—December 31, 2019	2,755	$28.22	3.9	$482,712

The weighted-average grant-date fair value of options granted during the year ended December 31, 2019, 2018 and 2017 was $107.42, $121.18 and $40.17 per share, respectively. The aggregate intrinsic value of options exercised during the year ended December 31, 2019, 2018 and 2017 was $323.1 million, $283.8 million and $307.7 million. The total fair value of options vested for the years ended December 31, 2019, 2018 and 2017 was approximately $23.0 million, $31.9 million and $30.7 million, respectively.

Restricted Stock Unit (RSU) Activities
A summary of the RSU activities under our 2014 Plan and changes during the reporting period and a summary of related information are presented below (in thousands, except years and per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested balance—December 31, 2018	1,308	$150.60
RSUs granted	360	242.13
RSUs vested	(513)	126.36
RSUs forfeited/canceled	(85)	183.90
Unvested balance—December 31, 2019	1,070	$190.35

The total fair value of RSUs vested for the years ended December 31, 2019, 2018 and 2017 was approximately $65.7 million, $52.5 million, and $35.4 million, respectively.
Shares Available for Grant
The following table presents the stock activities and the total number of shares available for grant as of December 31, 2019 (in thousands):

Number of Shares
Balance—December 31, 2018	15,386
Authorized	—
Options granted	(76)
RSUs granted	(360)
Options canceled	70
RSUs forfeited	85
Shares traded for taxes	41
Balance—December 31, 2019	15,146

Stock-Based Compensation Expense
Total following table summarizes stock-based compensation expense related to our equity awards (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of revenue	$4,637	$5,087	$4,353
Research and development	53,068	48,205	42,184
Sales and marketing	29,168	24,995	17,953
General and administrative	14,407	12,915	10,937
Total stock-based compensation	$101,280	$91,202	$75,427

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

Stock Options
For the years ended December 31, 2019, 2018 and 2017, the fair value of each stock option granted under our plans was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2019	2018	2017
Expected term (in years)	6.9	7.0	6.3
Risk-free interest rate	2.5%	2.9%	2.1%
Expected volatility	42.8%	44.6%	38.9%
Dividend rate	—%	—%	—%

ESPP
The following table summarizes the assumptions relating to our ESPP:

	Year Ended December 31,
	2019	2018	2017
Expected term (in years)	1.1	1.1	1.2
Risk-free interest rate	1.8%	2.4%	1.1%
Expected volatility	42.5%	41.9%	31.7%
Dividend rate	—%	—%	—%

As of December 31, 2019, unrecognized stock-based compensation expenses by award type and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	December 31, 2019
	Stock Option	RSU	ESPP	Restricted Stock
Unrecognized stock-based compensation expense	$43,928	$179,986	$10,401	$3,931
Weighted-average amortization period	3.3 years	3.2 years	1.1 years	2.7 years

9.    Net Income Per Share Available to Common Stock
The following table sets forth the computation of our basic and diluted net income per share available to common stock (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Basic:
Net income	$859,867	$328,115	$423,201
Less: undistributed earnings allocated to participating securities	(423)	(189)	(801)
Net income available to common stockholders, basic	$859,444	$327,926	$422,400
Diluted:
Net income attributable to common stockholders, basic	$859,444	$327,926	$422,400
Add: undistributed earnings allocated to participating securities	24	15	68
Net income attributable to common stockholders, diluted	$859,468	$327,941	$422,468
Denominator:
Basic:
Weighted-average shares used in computing net income per share available to common stockholders, basic	76,312	74,750	72,258
Diluted:
Weighted-average shares used in computing net income per share available to common stockholders, basic	76,312	74,750	72,258
Add weighted-average effect of dilutive securities:
Stock options, RSUs and RSAs	4,565	6,083	6,599
Employee stock purchase plan	2	11	120
Weighted-average shares used in computing net income per share available to common stockholders, diluted	80,879	80,844	78,977
Net income per share attributable to common stockholders:
Basic	$11.26	$4.39	$5.85
Diluted	$10.63	$4.06	$5.35

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share available to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2019	2018	2017
Stock options and RSUs to purchase common stock	318	140	58
Employee stock purchase plan	82	71	—
Total	400	211	58

10.    Income Taxes
The geographical breakdown of income before provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Domestic	$727,632	$136,818	$373,221
Foreign	134,638	151,983	101,539
Income before income taxes	$862,270	$288,801	$474,760

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current provision for income taxes:
Federal	$58,187	$6,113	$31,935
State	19,067	2,018	3,645
Foreign	928	10,451	7,322
Total current	78,182	18,582	42,902
Deferred tax expense/(benefit):
Federal	362,056	(57,726)	12,795
State	(4,511)	(4,164)	(3,404)
Foreign	(433,324)	3,994	(734)
Total deferred	(75,779)	(57,896)	8,657
Total provision for (benefit from) income taxes	$2,403	$(39,314)	$51,559

The reconciliation of the statutory federal income tax rate and our effective income tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
U.S. federal statutory income tax rate	21.00%	21.00%	35.00%
State tax, net of federal benefit	1.30	(0.59)	0.03
Taxes on foreign earnings differential	(2.59)	(3.37)	(5.18)
Tax credits	(3.10)	(7.68)	(3.23)
Change in valuation allowance	(0.10)	1.00	—
Intra-Entity Sale	(9.95)	—	—
Stock-based compensation	(6.56)	(24.90)	(25.86)
Tax Cuts and Jobs Act	—	(1.72)	11.14
Acquisition and integration costs	0.04	2.12	—
Other, net	0.24	0.53	(1.04)
Effective tax rate	0.28%	(13.61)%	10.86%

Excess tax benefits resulting from stock awards were $77.9 million, $75.5 million and $110.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.
We have operations and a taxable presence in numerous jurisdictions outside the U.S. In 2019, a few of these countries have a lower tax rate than the U.S. The significant jurisdictions in which we have a presence include Cayman Islands, Ireland, and the United Kingdom.

On December 31, 2019, we completed an intra-entity transaction to sell our non-Americas economic and beneficial intellectual property ("IP") rights in exchange for a non-interest-bearing note of $3.4 billion. As a result of the transaction, tax basis in the IP transferred equaled the fair market value of the qualifying IP that resulted in the recognition of a deferred tax asset of $429.1 million, which was largely offset by a deferred tax liability of $343.3 million associated with the future US tax on foreign earnings arising from the transaction for the difference in the local tax basis and US GAAP book basis of the IP rights.
The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Intangible assets	419,911	—
Reserves and accruals not currently deductible	71,945	77,373
Tax credits	54,867	57,793
Lease financing obligation	22,547	—
Capitalized R&D expenses	16,169	30,027
Stock-based compensation	15,856	19,186
Net operating losses	8,857	11,052
Other	3,950	3,943
Gross deferred tax assets	614,102	199,374
Valuation allowance	(67,331)	(56,724)
Total deferred tax assets	546,771	142,650
Deferred tax liabilities:
US tax on foreign earnings	(326,967)	—
Right of use asset	(20,038)	—
Acquired intangibles	—	(13,401)
Accrued liabilities	—	(5,190)
Other	(2,451)	(1,320)
Total deferred tax liabilities	(349,456)	(19,911)
Net deferred tax assets	$197,315	$122,739
The following table presents the breakdown between non-current deferred tax assets and liabilities (in thousands):

	December 31,
	2019	2018
Deferred tax assets, non-current	$452,025	$126,492
Deferred tax liabilities, non-current	(254,710)	(3,753)
Total net deferred tax assets	$197,315	$122,739

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. We believe that all of the deferred tax assets were realizable with the exception of U.S. Federal capital losses, California, Canadian, and U.K. deferred tax assets. Therefore, a valuation allowance of $67.3 million and $56.7 million was recorded as of December 31, 2019 and 2018, respectively, against the U.S. Federal capital losses, California, Canadian, U.K. deferred tax assets as it is more likely than not that these assets will be not be recognized.

As of December 31, 2019, we had $72.5 million and $38.4 million of net operating loss carryforwards for federal and state income tax purposes, from the acquisition of Mojo. These losses began to expire in 2019. For foreign jurisdictions, we had combined foreign net operating loss carryforwards of $12.2 million, which do not expire.
We had state credit carryforwards of $109.0 million, which can be carried over indefinitely. For foreign jurisdictions, we had $1.6 million of Canadian scientific research and experimental development tax credit carry-forwards, which begin to expire in 2033.
Utilization of the net operating losses and tax credit carryforwards may be subject to limitations due to ownership changes limitations provided in the Internal Revenue code and similar state or foreign provisions.
The Tax Cuts and Jobs Act enacted on December 22, 2017 required a Transition Tax on previously untaxed accumulated and current foreign earnings. Correspondingly, all undistributed earnings were deemed to be taxed and distributions of the unremitted earnings will not have any significant U.S. federal income tax impact. We have not provided for any remaining tax effect, if any, of limited outside basis differences of our foreign subsidiaries based upon plans of future reinvestment. The determination of the future tax consequences of the remittance of these earnings is not practicable.
Uncertain Tax Positions
We recognize uncertain tax positions only to the extent that management believes that it is more likely than not the position will be sustained. The reconciliation of the beginning and ending amount of gross unrecognized tax benefits as of December 31, 2019, 2018 and 2017 was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Gross unrecognized tax benefits—beginning balance	$74,436	$48,835	$26,915
Increases related to tax positions taken in a prior year	11,171	330	1,243
Increases related to tax positions taken during current year	22,714	27,413	22,202
Decreases related to tax positions taken in a prior year	(89)	(675)	(21)
Decreases related to settlements with taxing authorities	(12,388)	—	—
Decreases related to lapse of statute of limitations	(2,120)	(2,173)	(1,504)
Adjustment for acquisition	82	706	—
Gross unrecognized tax benefits—ending balance	$93,806	$74,436	$48,835

As of December 31, 2019, 2018 and 2017, the total amount of gross unrecognized tax benefits was $93.8 million, $74.4 million and $48.8 million, of which $28.5 million, $35.7 million and $26.8 million would affect our effective tax rate if recognized.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We have recorded a net expense for interest and penalties of $0.2 million and $0.9 million in the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, we recognized a liability for interest and penalties of $2.2 million and $1.9 million, respectively.
The statute of limitations for Federal and most states remain open for 2016 and forward. Some states have net operating loss and tax credit carryforwards, and therefore remain open to examination. The majority of our foreign tax returns are open to audit under the statute of limitations of the respective foreign countries, in which the subsidiaries are located. It is possible that the amount of existing unrecognized tax benefits may decrease within the next 12 months as a result of statute of limitation lapses or payments to tax authorities in certain jurisdictions, however, an estimate of the range cannot be made.

11.    Segment Information
We have determined that we operate as one reportable segment. The following table represents revenue based on the customer’s location, as determined by the customer’s shipping address (in thousands):

	Year Ended December 31,
	2019	2018	2017
Americas	$1,833,163	$1,550,453	$1,192,289
Europe, Middle East and Africa	381,651	414,069	299,547
Asia Pacific	195,892	186,847	154,350
Total revenue	$2,410,706	$2,151,369	$1,646,186
Long lived assets, excluding intercompany receivables, investments in subsidiaries, privately held equity investments and deferred tax assets, net by location are summarized as follows (in thousands):

	December 31,
	2019	2018
United States	$32,565	$69,238
International	6,708	6,117
Total	$39,273	$75,355

12.    Post-Employment Benefits
We have a 401(k) Plan that covers substantially all of our employees in the U.S. Effective January 1, 2017, we have elected to match 100% of employees' contributions up to a maximum of 3% of an employee's annual salary. Matching contributions will be immediately vested. For the years ended December 31, 2019, 2018 and 2017 we contributed approximately $5.1 million, $4.6 million and $3.5 million for the matching contributions, respectively.

13.    Selected Quarterly Financial Information (Unaudited)
The following table sets forth selected unaudited quarterly consolidated statements of operations data for each of the quarters in the years ended December 31, 2019 and 2018:

	Three Months Ended
	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sep. 30, 2018	Jun. 30, 2018	Mar. 31, 2018
	(in thousands)
Revenue:
Product	$447,498	$555,066	$513,171	$505,415	$503,235	$485,481	$444,767	$407,617
Service	105,048	99,349	95,150	90,009	92,491	77,828	75,078	64,872
Total revenue	552,546	654,415	608,321	595,424	595,726	563,309	519,845	472,489
Cost of revenue:
Product	175,476	218,220	200,534	198,152	204,507	187,764	171,622	156,691
Service	20,767	18,921	17,596	16,702	16,227	13,962	14,340	12,879
Total cost of revenue	196,243	237,141	218,130	214,854	220,734	201,726	185,962	169,570
Gross profit	356,303	417,274	390,191	380,570	374,992	361,583	333,883	302,919
Operating expenses:
Research and development	110,063	118,732	114,295	119,669	118,439	117,589	104,078	102,362
Sales and marketing	54,535	55,279	53,040	51,053	50,911	47,903	46,188	42,140
General and administrative	15,716	14,657	16,019	15,506	12,000	15,321	18,420	19,679
Legal settlement	—	—	—	—	—	—	405,000	—
Total operating expenses	180,314	188,668	183,354	186,228	181,350	180,813	573,686	164,181
Income (loss) from operations	175,989	228,606	206,837	194,342	193,642	180,770	(239,803)	138,738
Other income (expense), net:
Interest expense	—	—	—	—	(661)	(673)	(680)	(687)
Other income (expense), net	11,183	19,169	13,811	12,333	5,509	9,292	(1,489)	4,843
Total other income (expense), net	11,183	19,169	13,811	12,333	4,848	8,619	(2,169)	4,156
Income before income taxes	187,172	247,775	220,648	206,675	198,490	189,389	(241,972)	142,894
Provision for (benefit from) income taxes	(73,520)	38,880	31,397	5,646	28,168	20,865	(86,703)	(1,644)
Net income (loss)	$260,692	$208,895	$189,251	$201,029	$170,322	$168,524	$(155,269)	$144,538
Net income (loss) per share attributable to common stockholders:
Basic	$3.41	$2.73	$2.47	$2.65	$2.26	$2.25	$(2.08)	$1.95
Diluted	$3.25	$2.59	$2.33	$2.47	$2.10	$2.08	$(2.08)	$1.79

14.    Subsequent Event (Unaudited)
Acquisition of Big Switch Networks
On February 5, 2020, we completed the acquisition of Big Switch Networks, a network monitoring and Software Defined Networking (SDN) pioneer. The transaction will be included in our condensed consolidated financial statements in the quarter ended March 31, 2020 and will be financed from our existing cash balance.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities and Exchange Act of 1934, as amended, that occurred during the year ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In connection with our adoption of ASC 842, the new lease accounting standard, on January 1, 2019, we implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of ASC 842 on our financial statements and disclosures.
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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 framework). Based on that assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audits our Consolidated Financial Statements, as stated in their report included in Item 8 of this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2019.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 11. Executive Compensation
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions and Director Independence
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14. Principal Accountant Fees and Services
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

3.	Exhibits
The exhibits listed in the following Exhibit Index are filed or incorporated by reference into this report:

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36468	3.1	8/8/2014
3.2	Bylaws of the Registrant.	10-Q	001-36468	3.2	8/8/2014
4.1	Form of the Registrant's common stock certificate.	S-1/A	333-194899	4.1	4/21/2014
4.2	Investors’ Rights Agreement, dated October 16, 2004, between Registrant and certain holders of Registrant’s capital stock named therein.	S-1	333-194899	4.2	3/31/2014
4.3	Description of Registrant’s securities registered under Section 12 of the Exchange Act					✓
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	10-Q	001-36468	10.1	11/1/2019
10.2 †	2004 Equity Incentive Plan.	S-1	333-194899	10.2	3/31/2014
10.3 †	2011 Equity Incentive Plan.	S-1	333-194899	10.3	3/31/2014
10.4 †	2014 Equity Incentive Plan.	S-1/A	333-194899	10.4	5/27/2014
10.5 †	2014 Employee Stock Purchase Plan.	10-K	001-36468	10.5	3/12/2015
10.6 †	Offer Letter, dated October 17, 2004, by and between the Registrant and Kenneth Duda.	S-1	333-194899	10.6	3/31/2014
10.7 †	Offer Letter, dated June 8, 2007, by and between the Registrant and Anshul Sadana.	S-1	333-194899	10.7	3/31/2014
10.8 †	Offer Letter, dated August 1, 2008, by and between the Registrant and Jayshree Ullal.	S-1	333-194899	10.8	3/31/2014
10.9 †	Offer Letter, dated March 27, 2013, by and between the Registrant and Charles Giancarlo.	S-1	333-194899	10.9	3/31/2014
10.10 †	Offer Letter, dated June 3, 2013, by and between the Registrant and Ann Mather.	S-1	333-194899	10.10	3/31/2014
10.11	Lease between Arista Networks, Inc. and The Irvine Company LLC, dated August 10, 2012, as amended on February 28, 2013.	S-1	333-194899	10.15	3/31/2014
10.12	Second Amendment to Lease, by and between Arista Networks, Inc. and The Irvine Company LLC, dated July 30, 2014.	10-Q	001-36468	10.1	8/8/2014
10.13	License Agreement, dated November 30, 2004, by and between the Registrant and OptumSoft, Inc.	S-1	333-194899	10.16	3/31/2014
10.14‡	Manufacturing Services Letter Agreement, dated February 5, 2007, between the Registrant and Jabil Circuit, Inc.	S-1	333-194899	10.17	3/31/2014
10.15 †	Employee Incentive Plan.	S-1/A	333-194899	10.21	4/21/2014
10.16 †	Offer Letter, dated May 18, 2015, by and between the Registrant and Ita Brennan.	8-K	001-36468	10.1	5/14/2015
10.17 †	Severance Agreement, effective May 18, 2015, by and between the Registrant and Ita Brennan.	8-K	001-36468	10.2	5/14/2015
10.18 †	2015 Global Sales Incentive Plan.	10-Q	001-36468	10.3	5/5/2016
10.19 †	Offer letter, dated January 2, 2013, by and between the Registrant and Marc Taxay.	10-Q	001-36468	10.1	5/8/2017
10.20 †	Severance Agreement, dated March 30, 2015, by and between the Registrant and Marc Taxay.	10-Q	001-36468	10.2	5/8/2017

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.21 †	Offer letter, dated February 14, 2017, by and between the Registrant and John McCool.	10-Q	001-36468	10.3	5/8/2017
10.22 †	Severance Agreement, dated March 20, 2017, by and between the Registrant and John McCool.	10-Q	001-36468	10.4	5/8/2017
10.23 ‡	Term Sheet of Mutual Release and Settlement Agreement, dated August 6, 2018, between the Registrant and Cisco Systems, Inc.	10-Q	001-36468	10.1	11/5/2018
10.24 ‡	Mutual Release and Settlement Agreement, dated August 6, 2018, by and between the Registrant and Cisco Systems, Inc.	10-K	001-36468	10.24	2/15/2019
10.25 †	Offer letter, dated December 22, 2017, by and between the Registrant and Manuel Rivelo.	10-K	001-36468	10.25	2/15/2019
10.26 †	Severance Agreement, dated December 22, 2017, by and between the Registrant and Manuel Rivelo.	10-K	001-36468	10.26	2/15/2019
21.1	List of Subsidiaries of the Registrant.					✓
23.1	Consent of Independent Registered Public Accounting Firm.					✓
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					✓
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					✓
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					✓
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104.0	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)
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

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arista Networks, Inc.
(Registrant)
Dated:	February 13, 2020	By:	/s/ JAYSHREE ULLAL
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JAYSHREE ULLAL	President, Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2020
Jayshree Ullal
/s/ ITA BRENNAN	Chief Financial Officer (Principal Accounting and Financial Officer)	February 13, 2020
Ita Brennan
/s/ ANDY BECHTOLSHEIM	Founder, Chief Development Officer and Director	February 13, 2020
Andy Bechtolsheim
/s/ CHARLES GIANCARLO	Director	February 13, 2020
Charles Giancarlo
/s/ ANN MATHER	Director	February 13, 2020
Ann Mather
/s/ DAN SCHEINMAN	Director	February 13, 2020
Dan Scheinman
/s/ MARK TEMPLETON	Director	February 13, 2020
Mark Templeton
/s/ NIKOS THEODOSOPOULOS	Director	February 13, 2020
Nikos Theodosopoulos