Form 10-Q
period 2020-03-31
Arista Networks, Inc.
filed 2020-05-06
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of May 1, 2020 was 75,704,516.

ARISTA NETWORKS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ARISTA NETWORKS, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except par value)

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$761,333	$1,111,286
Marketable securities	1,875,660	1,613,082
Accounts receivable, net of rebates and allowances of $6,061 and $6,160, respectively	352,159	391,987
Inventories	261,798	243,825
Prepaid expenses and other current assets	85,949	111,456
Total current assets	3,336,899	3,471,636
Property and equipment, net	37,806	39,273
Acquisition-related intangible assets, net	89,373	45,235
Goodwill	84,781	54,855
Investments	4,150	4,150
Operating lease right-of-use assets	83,377	87,770
Deferred tax assets	448,432	452,025
Other assets	27,027	30,346
TOTAL ASSETS	$4,111,845	$4,185,290
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$84,815	$92,105
Accrued liabilities	100,443	140,249
Deferred revenue	332,175	312,668
Other current liabilities	55,574	52,052
Total current liabilities	573,007	597,074
Income taxes payable	58,507	55,485
Operating lease liabilities, non-current	78,502	83,022
Deferred revenue, non-current	264,600	262,620
Deferred tax liabilities, non-current	250,304	254,710
Other long-term liabilities	38,099	37,693
TOTAL LIABILITIES	1,263,019	1,290,604
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100,000 shares authorized and no shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value—1,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 75,655 and 76,389 shares issued and outstanding as of March 31, 2020 and December 31, 2019	8	8
Additional paid-in capital	1,149,224	1,106,305
Retained earnings	1,698,766	1,788,230
Accumulated other comprehensive income (loss)	828	143
TOTAL STOCKHOLDERS’ EQUITY	2,848,826	2,894,686
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,111,845	$4,185,290
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenue:
Product	$410,906	$505,415
Service	112,123	90,009
Total revenue	523,029	595,424
Cost of revenue:
Product	163,629	198,152
Service	21,149	16,702
Total cost of revenue	184,778	214,854
Gross profit	338,251	380,570
Operating expenses:
Research and development	113,154	119,669
Sales and marketing	57,086	51,053
General and administrative	18,349	15,506
Total operating expenses	188,589	186,228
Income from operations	149,662	194,342
Other income (expense), net	12,157	12,333
Income before income taxes	161,819	206,675
Provision for (benefit from) income taxes	23,388	5,646
Net income	$138,431	$201,029
Net income attributable to common stockholders:
Basic	$138,431	$200,911
Diluted	$138,431	$200,918
Net income per share attributable to common stockholders:
Basic	$1.82	$2.65
Diluted	$1.73	$2.47
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	76,264	75,920
Diluted	79,939	81,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$138,431	$201,029
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,739)	235
Net change in unrealized gains (losses) on available-for-sale securities	3,424	3,179
Other comprehensive income (loss)	685	3,414
Comprehensive income	$139,116	$204,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands)

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at beginning of period	76,389	$8	$1,106,305	$1,788,230	$143	$2,894,686
Net income	—	—	—	138,431	—	138,431
Other comprehensive income (loss), net of tax	—	—	—	—	685	685
Stock-based compensation	—	—	27,556	—	—	27,556
Issuance of common stock in connection with employee equity incentive plans	482	—	17,082	—	—	17,082
Tax withholding paid for net share settlement of equity awards	(7)	—	(1,740)	—	—	(1,740)
Vesting of early-exercised stock options	—	—	21	—	—	21
Repurchase of common stock	(1,209)	—	—	(227,895)	—	(227,895)
Balance at end of period	75,655	$8	$1,149,224	$1,698,766	$828	$2,848,826

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at beginning of period	75,668	$8	$956,572	$1,190,803	$(3,994)	$2,143,389
Cumulative-effect adjustment to beginning balance(1)	—	—	—	3,702	—	3,702
Net loss	—	—	—	201,029	—	201,029
Other comprehensive income (loss), net of tax	—	—	—	—	3,414	3,414
Stock-based compensation	—	—	24,291	—	—	24,291
Issuance of common stock in connection with employee equity incentive plans	791	—	26,323	—	—	26,323
Tax withholding paid for net share settlement of equity awards	(6)	—	(1,850)	—	—	(1,850)
Vesting of early-exercised stock options	—	—	69	—	—	69
Balance at end of period	76,453	$8	$1,005,405	$1,395,534	$(580)	$2,400,367
_________________________________________
(1) On January 1, 2019, we adopted Accounting Standard Codification Topic 842 - Leases (“ASC 842”), which resulted in a cumulative-effect adjustment to the beginning balance of Retained Earnings for 2019.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$138,431	$201,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	10,208	8,362
Stock-based compensation	27,556	24,291
Noncash lease expense	4,073	3,689
Deferred income taxes	457	(718)
(Gain) loss on investments in privately-held companies	—	(1,150)
Amortization (accretion) of investment premiums (discounts)	1,042	(2,069)
Changes in operating assets and liabilities:
Accounts receivable, net	46,329	60,531
Inventories	(17,691)	(82,596)
Prepaid expenses and other current assets	25,751	30,664
Other assets	3,946	(2,475)
Accounts payable	(6,386)	(2,391)
Accrued liabilities	(39,450)	(19,014)
Deferred revenue	21	(50,756)
Income taxes payable	3,982	2,040
Other liabilities	(3,422)	660
Net cash provided by operating activities	194,847	170,097
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	414,503	302,264
Purchases of marketable securities	(674,649)	(332,247)
Business acquisitions, net of cash acquired	(66,225)	—
Purchases of property and equipment	(3,107)	(5,237)
Net cash used in investing activities	(329,478)	(35,220)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity plans	17,082	26,323
Tax withholding paid on behalf of employees for net share settlement	(1,740)	(1,850)
Repurchase of common stock	(227,895)	—
Net cash provided by (used in) financing activities	(212,553)	24,473
Effect of exchange rate changes	(2,691)	195
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(349,875)	159,545
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —Beginning of period	1,115,515	654,164
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period (1)	$765,640	$813,709

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Right-of-use assets recognized upon the adoption of ASC 842	$—	$93,207
Right-of-use assets obtained in exchange for new operating lease liabilities	—	9,034
Property and equipment included in accounts payable and accrued liabilities	524	1,055
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

ARISTA NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Organization and Summary of Significant Accounting Policies
Organization
Arista Networks, Inc. (together with our subsidiaries, “we,” “our,” "Arista," "Company" or “us”) is a supplier of cloud networking solutions that use software innovations to address the needs of large-scale internet companies, cloud service providers and next-generation enterprise. Our cloud networking solutions consist of our Extensible Operating System ("EOS"), a set of network applications and our 1/2.5/5/10/25/40/50/100/400 Gigabit Ethernet switching and routing platforms. We are incorporated in the state of Delaware. Our corporate headquarters are located in Santa Clara, California, and we have wholly-owned subsidiaries throughout the world, including North America, Europe, Asia and Australia.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Arista Networks, Inc. and its wholly owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three months ended March 31, 2020, are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. All significant inter-company accounts and transactions have been eliminated.
Our condensed consolidated financial statements and related financial information in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 14, 2020.
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
Risks and Uncertainties
In March 2020, the World Health Organization declared COVID-19 a pandemic. Consequently, in an effort to contain COVID-19 or slow its spread, countries around the world, including the U.S., have issued orders to quarantine residents to their homes, practice social distancing when engaging in activities deemed “essential,” close all business temporarily deemed not "essential" and place restrictions on travel and mass gatherings. COVID-19 has negatively impacted the global economy, disrupted business, sales activities, global supply chains and workforce participation, including our own, and created significant volatility and disruption of financial markets, and it is possible that it could cause a local or global economic recession.
Our contract manufacturers and suppliers are experiencing delays in the production and export of their products, which has negatively impacted our supply chain, and any continued disruption in manufacturing and supply would negatively impact our business in the future. In addition, we expect that COVID-19 related disruptions may have a negative impact on demand from our customers in future periods, which could result in a year-over-year decline in revenues in the second quarter of 2020, and this may continue into the third quarter or beyond. However, the extent of the impact of COVID-19 on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, and the impact of any initiatives and programs we may undertake to address financial and operational challenges, will depend on future developments, including the duration and spread of the pandemic and related restrictions on travel and transport, all of which are uncertain and cannot be predicted. Management is actively monitoring the impact of the global situation on the Company's financial condition, liquidity, operations, suppliers, industry, and workforce. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.
Recently Adopted Accounting Pronouncements
Credit Losses of Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The standard requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. For trade receivables, we are required to estimate lifetime expected credit losses. For available-for-sale debt securities, we are required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. We adopted the new guidance in our first quarter of 2020 under a modified retrospective basis, and there was no material impact to our financial statements upon adoption. In addition, we do not anticipate that it will have a material impact on our consolidated statement of operations or consolidated statements of cash flows going forward.
2.    Business Combinations
On February 5, 2020, the Company completed its acquisition of Big Switch Networks, Inc. (“Big Switch”) a network monitoring and software-defined networking pioneer headquartered in Santa Clara, California. With the acquisition of Big Switch, we expect to expand our data center networking solutions and further strengthen our network monitoring and observability suite delivered through Arista’s software platform CloudVision and DANZ (DataANalyZer) capabilities.
    We paid an aggregate of $73.3 million in cash for the acquisition, of which $5.3 million in severance and other costs was accounted for as post-combination expense and was excluded from the purchase consideration. We also incurred certain acquisition-related expenses and restructuring costs of $6.6 million, which primarily consisted of retention bonuses to continuing employees, professional and consulting fees, and facilities restructuring costs. The following table summarizes the purchase consideration of $68.0 million, and the preliminary purchase price allocation based on the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Preliminary Purchase Price Allocation
Tangible assets	13,376
Liabilities	(24,346)
Intangible assets	49,040
Goodwill	29,926
Net assets acquired	$67,996

The acquired intangible assets are amortized on a straight-line basis over their estimated useful lives as we believe this method most closely reflects the pattern in which the economic benefits of the assets will be consumed. The following table shows the valuation of the intangible assets acquired (in thousands) along with their estimated useful lives.

	Acquisition Date Fair Value	Estimated Useful Life
Developed technology	$31,040	5 years
Customer relationships	13,150	7 years
Non-compete agreements	4,060	2 years
Trade name	790	1 year
Total intangible assets acquired	$49,040

Goodwill of $29.9 million is primarily attributable to the expected synergies created by incorporating the solutions of the acquired businesses into our technology platform, and the value of the assembled workforce. Goodwill is not deductible for income taxes purposes. In addition, the acquisition of Big Switch did not have a material impact on our revenue and net income for the current period, and therefore pro forma financial information has not been presented.

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
We measure and report our cash equivalents, restricted cash, and available-for-sale marketable securities at fair value on a recurring basis. The following tables summarize the amortized costs, unrealized gains and losses and fair value of these financial assets by significant investment category and their level within the fair value hierarchy (in thousands):

	March 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Level I	Level II	Level III
Financial Assets:
Cash Equivalents:
Money market funds	$351,469	$—	$—	$351,469	$351,469	$—	$—
Marketable Securities:
Commercial paper	83,261	—	—	83,261	—	83,261	—
Certificate of deposits(1)	3,000	—	—	3,000	—	3,000	—
U.S. government notes	576,488	7,114	—	583,602	583,602	—	—
Corporate bonds	923,194	1,753	(3,116)	921,831	—	921,831	—
Agency securities	283,044	939	(17)	283,966	—	283,966	—
	1,868,987	9,806	(3,133)	1,875,660	583,602	1,292,058	—
Other Assets:
Money market funds - restricted	4,307	—	—	4,307	4,307	—	—
Total Financial Assets	$2,224,763	$9,806	$(3,133)	$2,231,436	$939,378	$1,292,058	$—

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Level I	Level II	Level III
Financial Assets:
Cash Equivalents:
Money market funds	$562,580	$—	$—	$562,580	$562,580	$—	$—
Certificate of deposits(1)	$4,001			4,001		4,001
	566,581	—	—	566,581	562,580	4,001	—
Marketable Securities:
Commercial paper	66,717	—	—	66,717	—	66,717	—
Certificate of deposits(1)	3,000	—	—	3,000	—	3,000	—
U.S. government notes	518,884	414	(20)	519,278	519,278	—	—
Corporate bonds	787,741	2,392	(73)	790,060	—	790,060	—
Agency securities	233,491	577	(41)	234,027	—	234,027	—
	1,609,833	3,383	(134)	1,613,082	519,278	1,093,804	—
Other Assets:
Money market funds - restricted	4,229	—	—	4,229	4,229	—	—
Total Financial Assets	$2,180,643	$3,383	$(134)	$2,183,892	$1,086,087	$1,097,805	$—

______________________
(1) As of March 31, 2020 and December 31, 2019, all of our certificates of deposits were domestic deposits.
We did not realize any other-than-temporary losses on our marketable securities for the three months ended March 31, 2020 and December 31, 2019. As of March 31, 2020 and December 31, 2019, we did not have any marketable securities that have been in a continuous unrealized loss position for more than twelve months. We invest in marketable securities that have maximum maturities of up to two years and are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these marketable securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those marketable securities purchased at a time with lower interest rates show a mark-to-market unrealized loss. We expect to realize the full value of these investments upon maturity or sale and therefore, we do not consider any of our marketable securities to be other-than-temporarily impaired as of March 31, 2020.
As of March 31, 2020, the contractual maturities of our investments did not exceed 24 months. The fair values of available-for-sale marketable securities, by remaining contractual maturity, are as follows (in thousands):

March 31, 2020
Due in 1 year or less	$1,173,934
Due in 1 year through 2 years	701,726
Total marketable securities	$1,875,660
The weighted-average remaining duration of our current marketable securities is approximately 0.9 years as of March 31, 2020. As we view these securities as available to support current operations, we classify securities with maturities beyond 12 months as current assets under the caption marketable securities in the accompanying unaudited condensed consolidated balance sheets.

4.    Financial Statements Details
Cash, Cash Equivalents and Restricted Cash
The following table is a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying condensed consolidated balance sheets that sum to the total of the same such amounts shown in the accompanying condensed consolidated statements of cash flows (in thousands):

	March 31, 2020	March 31, 2019
Cash and cash equivalents	$761,333	$809,491
Restricted cash included in other assets	4,307	4,218
Total cash, cash equivalents and restricted cash	$765,640	$813,709

Restricted cash included in other assets as of March 31, 2020 and March 31, 2019 primarily included $4.0 million pledged as collateral representing a security deposit required for a facility lease.
Accounts Receivable, Net
Accounts receivable, net consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Accounts receivable	$358,220	$398,147
Allowance for doubtful accounts	(424)	(638)
Product sales rebate and returns reserve	(5,637)	(5,522)
Accounts receivable, net	$352,159	$391,987

Inventories
Inventories consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$130,357	$96,712
Finished goods	131,441	147,113
Total inventories	$261,798	$243,825

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Prepaid income taxes	$8,706	$20,153
Inventory deposit	12,802	13,716
Other current assets	50,373	64,464
Other prepaid expenses and deposits	14,068	13,123
Total prepaid expenses and other current assets	$85,949	$111,456

Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Equipment and machinery	$63,461	$64,748
Computer hardware and software	39,061	36,627
Leasehold improvements	31,150	31,235
Furniture and fixtures	3,713	3,774
Construction-in-process	405	265
Property and equipment, gross	137,790	136,649
Less: accumulated depreciation	(99,984)	(97,376)
Property and equipment, net	$37,806	$39,273

Depreciation expense was $5.2 million and $4.7 million for the three months ended March 31, 2020 and 2019, respectively.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued payroll related costs	$43,842	$80,133
Accrued manufacturing costs	30,998	31,920
Accrued product development costs	7,162	11,410
Accrued professional fees	5,160	6,335
Accrued warranty costs	6,341	6,742
Accrued taxes	1,843	1,716
Other	5,097	1,993
Total accrued liabilities	$100,443	$140,249

Warranty Accrual
The following table summarizes the activity related to our accrued liability for estimated future warranty costs (in thousands):

	Three Months Ended March 31,
	2020	2019
Warranty accrual, beginning of period	$6,742	$5,362
Liabilities accrued for warranties issued during the period	1,070	932
Warranty costs incurred during the period	(1,471)	(1,168)
Warranty accrual, end of period	$6,341	$5,126

Contract Balances
The following table summarizes the activity related to our contract assets (in thousands):

	Three Months Ended March 31,
	2020	2019
Contract assets, beginning balance	$25,565	$6,341
Contract assets, ending balance	9,636	5,699

The following table summarizes the activity related to our contract liabilities (in thousands):

	Three Months Ended March 31,
	2020	2019
Contract liabilities, beginning balance	$61,050	$32,595
Less: Revenue recognized from beginning balance	(4,847)	(2,826)
Less: Beginning balance reclassified to deferred revenue	(2,433)	(1,259)
Add: Contract liabilities recognized	10,555	8,804
Contract liabilities, ending balance	$64,325	$37,314

As of March 31, 2020 and December 31, 2019, $26.3 million and $23.4 million of our contract liabilities, respectively, was included in “Other current liabilities” with the remaining balances included in “Other long-term liabilities”.
Deferred Revenue and Performance Obligations
Deferred revenue is comprised mainly of unearned revenue related to multi-year PCS contracts, services and product deferrals related to acceptance clauses. The following table summarizes the activity related to our deferred revenue (in thousands):

	Three Months Ended March 31,
	2020	2019
Deferred revenue, beginning balance	$575,288	$587,227
Less: Revenue recognized from beginning balance	(100,377)	(190,597)
Add: Deferral of revenue in current period, excluding amounts recognized during the period	121,864	139,841
Deferred revenue, ending balance	$596,775	$536,471

Revenue from Remaining Performance Obligations
Revenue from remaining performance obligations represents contracted revenue that has not yet been recognized, which includes contract liabilities and deferred revenue that will be recognized as revenue in future periods. As of March 31, 2020, approximately $716.5 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 80% of these remaining performance obligations over the next two years and 20% during the third to the fifth year.
Other Income (Expense), Net
Other income (expense), net consists of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Interest income	$11,662	$11,898
Gain (loss) on investment in privately-held companies	—	1,150
Other income (expense), net	495	(715)
Total	$12,157	$12,333

5.    Investments
Investments in Privately-Held Companies
Our investments are in the equity of privately-held companies, which do not have readily determinable fair values. These non-marketable equity securities are initially recorded at cost, and subsequently remeasured to fair value on a non-recurring basis based on observable price changes in orderly transactions for similar investments of the same issuer, or for impairment. These investments are classified within Level III of the fair value hierarchy as we estimate the value based on valuation methods using the observable transaction price at the transaction date and other significant unobservable inputs, such as volatility, rights, and obligations related to those investments. In addition, the valuation requires management judgment due to the absence of market price and inherent lack of liquidity. The following table summarizes the activity related to our investments in privately-held companies held as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Cost of investment	$3,000	$3,000
Cumulative impairment	—	—
Cumulative upward adjustment	1,150	1,150
Carrying amount of investment	$4,150	$4,150

During the current quarter, there were no realized or unrealized gains or losses recorded on our remaining investment. During the three months ended March 31, 2019, we recorded $1.2 million of unrealized gain. The unrealized gain was recorded on an investment that was remeasured to fair value as of the date an observable transaction occurred.

6.    Commitments and Contingencies
Purchase Commitments
We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf based on our forecasts in order to reduce manufacturing lead times and ensure adequate component supply. We issue purchase orders to our contract manufacturers for finished products and a significant portion of these orders consist of firm non-cancellable commitments. In addition, we purchase strategic component inventory from certain suppliers under purchase commitments that in some cases are non-cancellable, including integrated circuits, which are consigned to our contract manufacturers. As of March 31, 2020, we had non-cancellable purchase commitments of $352.4 million, of which $337.6 million was to our contract manufacturers and suppliers. In addition, we have provided suppliers with inventory deposits to secure our obligations to purchase inventory and the amount of these deposits may increase in future periods as we work to reduce product lead times and ensure adequate component supply to meet future demand. We had $15.6 million and $16.5 million in deposits as of March 31, 2020 and December 31, 2019, respectively. These deposits are classified in “Prepaid expenses and other current assets” and “Other assets” in our accompanying unaudited condensed consolidated balance sheets.
Guarantees
We have entered into agreements with some of our direct customers and channel partners that contain indemnification provisions relating to potential situations where claims could be alleged that our products infringe the intellectual property rights of a third party. We have, at our option and expense, the ability to repair any infringement, replace product with a non-infringing equivalent-in-function product or refund our customers all or a portion of the value of the product. Other guarantees or indemnification agreements include guarantees of product and service performance and standby letters of credit for leased facilities and corporate credit cards. We have not recorded a liability related to these indemnification and guarantee provisions and our guarantee and indemnification arrangements have not had a significant impact on our consolidated financial statements to date.
Legal Proceedings
In the ordinary course of business, we are a party to other claims and legal proceedings including matters relating to commercial, employee relations, business practices and intellectual property.
We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2020, provisions recorded for contingent losses related to other claims and matters have not been significant. Based on currently available information, management does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable, and believes these other matters are not likely, individually and in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.
7.    Stockholders’ Equity
Stock Repurchase Program
In April 2019, our board of directors authorized a $1.0 billion stock repurchase program (the “Repurchase Program”). This authorization allows us to repurchase shares of our common stock opportunistically and will be funded from working capital. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchases, trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or a combination of the foregoing. The Repurchase Program, which expires in April 2022, does not obligate us to acquire any of our common stock, and may be suspended or discontinued by us at any time without prior notice. As of March 31, 2020, the remaining authorized amount for stock repurchases under this program was approximately $506.0 million.
A summary of the stock repurchase activity under the Repurchase Program for the three months ended March 31, 2020 is as follows (in thousands, except per share amounts):

Three Months Ended
March 31, 2020
Aggregate purchase price	$227,895
Shares repurchased	1,209
Average price paid per share	$188.61

The aggregate purchase price of repurchased shares of our common stock is recorded as a reduction to retained earnings. All shares repurchased under the Repurchase Program have been retired.
Equity Award Plan Activities
2014 Equity Incentive Plan
Effective January 1, 2020, the Company's board of directors authorized an increase of 2,291,660 shares to the shares available for issuance under the 2014 Equity Incentive Plan (the “2014 Plan”). Pursuant to the 2014 Plan, the 2020 share increase is determined based on the lesser of 3% of total shares of common stock outstanding as of December 31, 2019, which was,12,500,000 shares, or such amount as determined by our board of directors. As of March 31, 2020, there remained approximately 22.6 million shares available for issuance under the 2014 Plan.
2014 Employee Stock Purchase Plan
Effective January 1, 2020, our board of directors authorized an increase of 763,886 shares to the shares available for issuance under our 2014 Employee Stock Purchase Plan (the “ESPP”). Pursuant to the ESPP, the 2020 share increase was determined based on the lesser of 1% of the total shares of common stock outstanding on December 31, 2019, 2,500,000 shares, or such amount as determined by our board of directors. During the three months ended March 31, 2020, we issued 51,292 shares at a weighted-average purchase price of $184.19 per share under the ESPP. As of March 31, 2020, there remained 3,905,368 shares available for issuance under the ESPP.

Stock Option Activities
The following table summarizes the option activity under our stock plans and related information (in thousands, except years and per share amounts):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years) of Stock Options	Aggregate Intrinsic Value of Stock Options Outstanding
Balance—December 31, 2019	4,564	$42.50	4.4	$740,387
Options granted	—	—
Options exercised	(309)	24.72
Options canceled	(16)	199.60
Balance—March 31, 2020	4,239	$43.23	4.2	$681,292
Vested and exercisable—March 31, 2020	2,626	$29.64	3.7	$454,105

Restricted Stock Unit (RSU) Activities
A summary of the RSU activity under the 2014 Plan and related information are presented below (in thousands, except years and per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Unvested balance—December 31, 2019	1,070	$190.35	1.5	$217,701
RSUs granted	350	207.22
RSUs vested	(122)	146.47
RSUs forfeited/canceled	(42)	229.04
Unvested balance—March 31, 2020	1,256	$198.00	1.6	$254,386

Shares Available for Grant
The following table presents the stock activity and the total number of shares available for grant under the 2014 Plan as of March 31, 2020 (in thousands):

Number of Shares
Balance—December 31, 2019	15,146
Authorized	2,292
Options granted	—
RSUs granted	(350)
Options canceled	16
RSUs forfeited	42
Shares traded for taxes	7
Balance—March 31, 2020	17,153

Stock-Based Compensation Expense
Total stock-based compensation expense related to options, restricted stock units, restricted stock, and employee stock purchase rights granted were allocated as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$1,327	$1,098
Research and development	15,928	13,131
Sales and marketing	6,396	6,534
General and administrative	3,905	3,528
Total stock-based compensation	$27,556	$24,291

As of March 31, 2020, unrecognized stock-based compensation expenses by award type and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	March 31, 2020
	Stock Option	RSU	ESPP	Restricted Stock
Unrecognized stock-based compensation expense	$38,896	$222,371	$8,560	$3,569
Weighted-average amortization period	3.0 years	3.2 years	1.0 years	2.5 years

8.    Net Income Per Share Available to Common Stock
The following table sets forth the computation of our basic and diluted net income per share available to common stock (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Basic:
Net income	$138,431	$201,029
Less: undistributed earnings allocated to participating securities	—	(118)
Net income available to common stockholders, basic	$138,431	$200,911
Diluted:
Net income attributable to common stockholders, basic	$138,431	$200,911
Add: undistributed earnings allocated to participating securities	—	7
Net income attributable to common stockholders, diluted	$138,431	$200,918
Denominator:
Basic:
Weighted-average shares used in computing net income per share available to common stockholders, basic	76,264	75,920
Diluted:
Weighted-average shares used in computing net income per share available to common stockholders, basic	76,264	75,920
Add weighted-average effect of dilutive securities:
Stock options and RSUs	3,675	5,279
Employee stock purchase plan	—	2
Weighted-average shares used in computing net income per share available to common stockholders, diluted	79,939	81,201
Net income per share attributable to common stockholders:
Basic	$1.82	$2.65
Diluted	$1.73	$2.47

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share available to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2020	2019
Stock options and RSUs to purchase common stock	601	162
Employee stock purchase plan	—	105
Total	601	267

9.    Income Taxes

	Three Months Ended March 31,
	2020	2019

	(in thousands, except percentages)
Income before income taxes	$161,819	$206,675
Provision for (benefit from) income taxes	23,388	5,646
Effective tax rate	14.5%	2.7%

The effective tax rates above reflect tax expense recorded on pre-tax income in the three months ended March 31, 2020 and March 31, 2019. The change in effective tax rate in the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to a decrease in tax benefits attributable to equity compensation settlements.
In March 2020, the World Health Organization declared the novel strain of coronavirus a global pandemic. As a result, the U.S. government enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and is signed into law on March 27, 2020. The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits, and technical corrections to tax depreciation methods for qualified improvement property.
10.    Segment Information
We have determined that we operate as one reportable segment. The following table represents revenue based on the customer’s location, as determined by the customer’s shipping address (in thousands):

	Three Months Ended March 31,
	2020	2019
Americas	$400,660	$439,638
Europe, Middle East and Africa	72,624	111,269
Asia-Pacific	49,745	44,517
Total revenue	$523,029	$595,424
Long-lived assets, excluding intercompany receivables, investments in subsidiaries, privately-held equity investments and deferred tax assets, net by location are summarized as follows (in thousands):

	March 31, 2020	December 31, 2019
United States	$30,489	$32,565
International	7,317	6,708
Total	$37,806	$39,273

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K filed with the SEC on February 14, 2020. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
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
We believe our future success is dependent upon our ability to continue to develop market leading products and features that address the needs of our end customers and our ability to sell these products to new and existing customers, including an increase in sales in the enterprise data center switching, campus and WiFi networking markets. We intend to continue to invest in our sales activities in key geographies, as well as our relationships with channel, technology and system-level partners in order to reach new end customers more effectively, increase sales to existing customers, and provide services and support. In addition, we intend to continue to invest in our research and development organization to enhance the functionality of our existing cloud networking platform, introduce new products and features, and build upon our technology leadership. We believe one of our greatest strengths lies in our rapid development of new features and applications.
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
Recent Developments
In December 2019, a novel strain of coronavirus (“COVID-19”) was identified in Wuhan, China. This virus has spread globally, including to the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic. Consequently, in an effort to contain COVID-19 or slow its spread, governments around the world have issued orders to isolate residents to their homes, practice social distancing when engaging in activities deemed "essential", close all business deemed not essential, and place restrictions on travel and mass gatherings. COVID-19 has negatively impacted the global economy, disrupted business, sales activities, supply chains and workforce participation, including our own, and created significant volatility and disruption of financial markets, and we expect that the global health crisis caused by COVID-19 will continue to negatively impact business activity for the foreseeable future.
We have taken numerous steps, and will continue to take further actions, in our approach to address COVID-19. As a result, we have closed our offices across the globe (including our corporate headquarters) limiting access to only those employees providing essential activities, have instructed employees to work from home, and have implemented travel restrictions. We have also worked closely with our contract manufacturers and supply chain who have experienced delays in component sourcing, and production and export of their products, which negatively impacted our ability to supply products to our customers on a timely basis during the three months ended March 31, 2020.
The extent of the impact of COVID-19 on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic, restrictions on travel, transportation and other containment measures, our compliance with these measures and the impact on our customers, partners, contract manufacturers and supply chain, all of which are uncertain and cannot be predicted. However, any continued disruption in manufacturing and supply resulting from the COVID-19 pandemic or resulting restrictions would negatively impact our business.  We also expect that COVID-19 related disruptions may have a negative impact on demand from our customers in future periods.  While we expect to see some short-term strength in demand from our cloud titan customers, this may be more than offset by prolonged sales cycles with new prospects in the campus and enterprise markets, which could result in a year-over-year decline in revenues in the second quarter of 2020 and this may also continue into the third quarter or beyond. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends.
In anticipation of further COVID-19 related disruptions to our business, we have undertaken a comprehensive review of our investment and spending plans and expect to reduce discretionary spending in future periods while maintaining an ongoing focus on key initiatives. Although management is actively monitoring the impact of COVID-19 on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce, the full impact of the pandemic continues to evolve as of the date of this report. As such, the Company is unable to estimate the effects of COVID-19 on its future results of operations, financial condition, or liquidity.
Acquisition
On February 5, 2020, we acquired Big Switch Networks, Inc. (“Big Switch”) a network monitoring and software-defined networking pioneer headquartered in Santa Clara, California. With the acquisition of Big Switch, we expect to expand our data center networking solutions and further strengthen our network monitoring and observability suite delivered through Arista’s software platform CloudVision and DANZ (DataANalyZer) capabilities.
Results of Operations
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Revenue, Cost of Revenue and Gross Profit (in thousands, except percentages)

	Three Months Ended March 31,
	2020	2019	Change in
	$	$	$	%
Revenue
Product	$410,906	$505,415	$(94,509)	(18.7)%
Service	112,123	90,009	22,114	24.6
Total revenue	523,029	595,424	(72,395)	(12.2)
Cost of revenue
Product	163,629	198,152	(34,523)	(17.4)
Service	21,149	16,702	4,447	26.6
Total cost of revenue	184,778	214,854	(30,076)	(14.0)
Gross profit	$338,251	$380,570	$(42,319)	(11.1)%
Gross margin	64.7%	63.9%

Revenue by Geography (in thousands, except percentages)

	Three Months Ended March 31,
	2020	% of Total	2019	% of Total
Americas	$400,660	76.6%	$439,638	73.8%
Europe, Middle East and Africa	72,624	13.9	111,269	18.7
Asia-Pacific	49,745	9.5	44,517	7.5
Total revenue	$523,029	100.0%	$595,424	100.0%
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
Product revenue decreased $94.5 million, or 18.7%, for the three months ended March 31, 2020 compared to the same period in 2019. This decrease was primarily due to the recognition of $82.9 million of deferred revenue in the three months ended March 31, 2019 which related to shipments from prior periods for which customer acceptance was required. In addition, we experienced decreased demand from our existing customers in the current period, primarily driven by certain of our large end customers. Service revenue increased $22.1 million, or 24.6%, in three months ended March 31, 2020, compared to the same period in 2019 as a result of continued growth in initial and renewal support contracts as our customer installed base has continued to expand. International revenues represented 23.4% of total revenues in the three months ended March 31, 2020, down from 26.2% compared to the same period in the prior year, which was primarily due to a move toward U.S. deployments by certain of our large end customers. We continued to experience competitive pricing pressure on our products and services.

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
Cost of revenue decreased $30.1 million, or 14.0% for the three months ended March 31, 2020 compared to the same period in 2019, which was driven by a corresponding decrease in revenue.
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
Gross margin increased from 63.9% to 64.7% for the three months ended March 31, 2020 compared to the same period in 2019. The increase was primarily driven by a decrease in product transition costs including some excess and obsolete inventory-related charges, which was partially offset by a reduction in service margins due to a relatively fixed services cost base on lower revenues.
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

	Three Months Ended March 31,
	2020	2019	Change in
	$	$	$	%
Operating expenses:
Research and development	$113,154	$119,669	$(6,515)	(5.4)%
Sales and marketing	57,086	51,053	6,033	11.8
General and administrative	18,349	15,506	2,843	18.3
Total operating expenses	$188,589	$186,228	$2,361	1.3%
Research and development.
Research and development expenses consist primarily of personnel costs, prototype expenses, third-party engineering and contractor support costs, and an allocated portion of facility and IT costs including depreciation. Our research and development efforts are focused on maintaining and developing additional functionality for our existing products and on new product development, including new releases and upgrades to our EOS software and applications. We plan to continue to expand the capabilities of our cloud networking platform, introduce new products and features and build upon our technology leadership. However, in light of the COVID-19 outbreak, we plan to tightly manage our spending in the coming year and as a result research and development expenses in 2020 may decrease from prior year levels.
Research and development expenses decreased $6.5 million, or 5.4%, in the three months ended March 31, 2020 compared to the same period in 2019. The decrease in the three months ended March 31, 2020 was primarily due to $14.3 million decrease in new product introduction costs, including third party engineering and other product development costs. This decrease was partially offset by $5.9 million in severance and other acquisition-related expenses from the Big Switch acquisition, including facilities restructuring costs and retention bonuses, and $2.8 million in stock-based compensation driven by refresh grants to existing employees as well as grants to new employees acquired from Big Switch.
Sales and marketing.
Sales and marketing expenses consist primarily of personnel costs, marketing, trade shows, and other promotional activities, and an allocated portion of facility and IT costs, including depreciation. We intend to continue to prudently manage our sales and marketing spend in 2020 with some targeted investment in strategic sales activities and, accordingly, expect sales and marketing expenses to remain relatively flat for the remainder of the year as compared to 2019.
Sales and marketing expenses increased $6.0 million, or 11.8%, for the three months ended March 31, 2020 compared to the same period in 2019. The increase in the three months ended March 31, 2020 included $3.7 million in severance and other acquisition-related expenses from the Big Switch acquisition, including retention bonuses, and $2.8 million in personnel-related costs mostly driven by an increase in headcount.
General and administrative.
General and administrative expenses consist primarily of personnel costs and professional services fees. General and administrative personnel costs include those for our executive, finance, human resources and legal functions. Our professional services fees are primarily due to external legal, accounting and tax services.
General and administrative expenses increased $2.8 million, or 18.3%, in the three months ended March 31, 2020 compared to the same period in 2019. The increase for the three months ended March 31, 2020 was primarily related to $2.2 million in severance and other acquisition-related expenses from the Big Switch acquisition.
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

	Three Months Ended March 31,
	2020	2019	Change in
	$	$	$	%
Other income (expense), net:
Interest income	$11,662	$11,898	$(236)	(2.0)%
Gain (loss) on investments in privately-held companies	—	1,150	(1,150)	(100.0)
Other income (expense), net	495	(715)	1,210	(169.2)
Total other income (expense), net	$12,157	$12,333	$(176)	(1.4)%
The change in other income (expense), net, during the three months ended March 31, 2020 as compared to the same period in 2019 was primarily due to a favorable change in foreign currency gains and losses, which was largely offset by an unfavorable change in our investments in privately-held companies due to a gain recorded in the three months ended March 31, 2019.
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

	Three Months Ended March 31,
	2020	2019	Change in
	$	$	$	%
Income before income taxes	$161,819	$206,675	$(44,856)	(21.7)%
Provision for (benefit from) income taxes	23,388	5,646	17,742	314.2%
Effective tax rate	14.5%	2.7%
For the three months ended March 31, 2020 and 2019, we recorded an expense of $23.4 million and $5.6 million for income taxes, respectively. Income taxes for the three months ended March 31, 2020 included lower tax benefits realized from tax settlements of stock-based compensation. The remaining changes in the income taxes were attributable to the overall decrease in worldwide earnings.

Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of March 31, 2020, our total balance of cash, cash equivalents and marketable securities was approximately $2.6 billion, of which approximately $397.9 million was held outside the U.S. in our foreign subsidiaries.
Our cash, cash equivalents and marketable securities are held for working capital purposes. Our marketable securities investment portfolio is primarily invested in highly rated securities with the primary objective of minimizing the potential risk of principal loss. We plan to continue to invest for long-term growth. We believe that our existing balances of cash, cash equivalents and marketable securities together with cash generated from operations will be sufficient to meet our working capital requirements and our growth strategies for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced product and service offerings, our costs associated with supply chain activities, including access to outsourced manufacturing, our costs related to investing in or acquiring complementary or strategic businesses and technologies, the continued market acceptance of our products, and stock repurchases. If we require or elect to seek additional capital through debt or equity financing in the future, we may not be able to raise capital on terms acceptable to us or at all. If we are required and unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.
Cash Flows

	Three Months Ended March 31,
	2020	2019

	(in thousands)
Cash provided by operating activities	$194,847	$170,097
Cash used in investing activities	(329,478)	(35,220)
Cash provided by (used in) financing activities	(212,553)	24,473
Effect of exchange rate changes	(2,691)	195
Net increase (decrease) in cash, cash equivalents and restricted cash	$(349,875)	$159,545
Cash Flows from Operating Activities
During the three months ended March 31, 2020, cash provided by operating activities was $194.8 million, primarily from net income of $138.4 million and non-cash adjustments to net income of $43.3 million driven by stock-based compensation and depreciation and amortization, and a net increase of $13.1 million in cash from changes in our operating assets and liabilities. Cash inflows from working capital changes primarily included a $46.3 million decrease in accounts receivable due to strong collections and timing of customer shipments in the current quarter, and a $25.8 million decrease in prepaid expenses due to a decrease in contract receivables and prepaid taxes. These cash inflows were partially offset by cash outflows of a $39.5 million decrease in accrued liabilities primarily due to payment of corporate bonuses in the current quarter, and a $17.7 million increase in inventories due to the timing of product shipments and receipts.
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
Cash Flows from Investing Activities
During the three months ended March 31, 2020, cash used in investing activities was $329.5 million, consisting of purchases of available-for-sale securities of $674.6 million, $66.2 million for the acquisition of Big Switch, and purchases of property and equipment of $3.1 million, partially offset by proceeds from maturities of marketable securities of $414.5 million.

During the three months ended March 31, 2019, cash used in investing activities was $35.2 million, consisting of purchases of available-for-sale securities of $332.2 million, offset by proceeds of $302.3 million from maturities of marketable securities, and purchases of property and equipment of $5.2 million.
Cash Flows from Financing Activities
During the three months ended March 31, 2020, cash used in financing activities was $212.6 million, consisting of payments for repurchases of our common stock from the open market of $227.9 million and taxes paid of $1.7 million upon vesting of restricted stock units, offset partially by proceeds from the issuance of common stock under employee equity incentive plans of $17.1 million.
During the three months ended March 31, 2019, cash provided by financing activities was $24.5 million, consisting of proceeds from the issuance of common stock under employee equity incentive plans of $26.3 million, offset by taxes paid of $1.9 million upon vesting of restricted stock units.
Stock Repurchase Program
From time to time, we repurchase our common stock opportunistically pursuant to our Repurchase Program authorized by our board of directors in April 2019. The Repurchase Program allows for stock repurchases of up to $1.0 billion and these repurchases are funded from working capital. The Repurchase Program, which expires in April 2022, does not obligate us to acquire any of our common stock, and may be suspended or discontinued by us at any time without prior notice. During the quarter ended March 31, 2020, we repurchased a total of $227.9 million of our common stock. As of March 31, 2020, the remaining authorized amount for repurchases under the Repurchase Program was $506.0 million. Refer to Note 7. Stockholders' Equity of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for further discussion.
Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
Our contractual commitments will have an impact on our future liquidity. Our contractual obligations represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through cash generated from operations and from our existing balances of cash, cash equivalent and marketable securities. As of March 31, 2020, our principal commitments consist primarily of obligations under operating leases for offices and data centers and purchase commitments with our contract manufacturers and suppliers. See Note 6. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for our purchase commitments as of March 31, 2020.

Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected. We believe the critical accounting policies and estimates discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K filed with the SEC on February 14, 2020, reflect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K.
Recent Accounting Pronouncements
Refer to the sections titled “Recently Adopted Accounting Pronouncements” in Note 1. Organization and Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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
Interest Rate Sensitivity
As of March 31, 2020 and December 31, 2019, we had cash, cash equivalents and available-for-sale marketable securities totaling $2.6 billion and $2.7 billion, respectively. Cash equivalents and marketable securities were invested primarily in money market funds, corporate bonds, U.S. agency mortgage-backed securities, U.S. treasury securities and commercial paper. Our primary investment objectives are to preserve capital and maintain liquidity requirements. In addition, our policy limits the amount of credit exposure to any single issuer. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the U.S. A decline in interest rates would reduce our interest income on our cash, cash equivalents and marketable securities. For the three and three months ended March 31, 2020, the effect of a hypothetical 100 basis point increase or decrease in overall interest rates would not have had a material impact on our interest income.
The fair market value of our investments in fixed income securities may be adversely impacted due to interest rate fluctuations. We would incur unrealized losses on fixed income securities primarily due to higher interest rates compared to interest rates at the time of purchase. Under certain circumstances, if we are forced to sell our marketable securities prior to maturity, we may incur realized losses in such investments. However, because of the conservative and short-term nature of the investments in our portfolio, a change in interest rates is not expected to have a material impact on our consolidated financial statements.
Investments in Privately-Held Companies
Our non-marketable equity investments in privately-held companies are recorded in “Investments” in our condensed consolidated balance sheets. As of March 31, 2020 and December 31, 2019, the total carrying amount of our investments in privately-held companies was $4.2 million. See Note 5. Investments of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, that occurred during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under the “Legal Proceedings” subheading in Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

The COVID-19 pandemic could materially adversely affect our business, financial condition, results of operations and prospects.

In December 2019, COVID-19 was identified in Wuhan, China. This virus has spread globally, including to the United States. In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. Consequently, in an effort to contain COVID-19 or slow its spread, governments around the world issued orders to isolate residents to their homes, practice social distancing when engaging in activities deemed “essential,” close all businesses deemed not essential and place restrictions on travel and mass gatherings. These restrictions have resulted in significant business disruptions and a downturn in the global economy. This pandemic has had and will continue to have an adverse impact on the business operations of our customers, partners, manufacturers, suppliers, distribution fulfillment centers and service depots. The impact of this pandemic is uncertain, difficult to predict and could have a material adverse effect on our business and financial performance.

To comply with the shelter in place orders and to safeguard our employees, we closed all of our offices, with limited exceptions for essential employees in certain locations, and the vast majority of our employees are working from home. These changes may have a negative impact on our sales and marketing efforts, product research and development, other business activities, and overall productivity.

As a result of the COVID-19 pandemic, we also have experienced, and may continue to experience, manufacturing and supply chain disruptions. During the COVID-19 pandemic, manufacturing and supply chain disruptions, labor shortages and logistic challenges have emerged and may continue for an extended time period. Our contract manufacturers in Malaysia, Mexico and the United States are impacted by the pandemic and have experienced delays in production and delays in exporting products. While our contract manufacturers are currently operational, they are not at full capacity which causes supply constraints, and certain manufacturing facilities have experienced temporary closures. The COVID-19 pandemic could result in further closures of manufacturing facilities, which could interfere with our ability to fulfill customer orders. As a result of these manufacturing disruptions, the lead times for our products have increased. Similar to our manufacturing facilities, our direct fulfillment centers and service depots continue to operate with varying degrees of government restriction on access, which can materially impact our ability to ship product or provide support services to our customers. In addition, Arista manufacturing and direct fulfillment facilities are dependent on components provided by suppliers around the world, and these suppliers are also negatively impacted by the pandemic and have experienced disruptions in their operations. Other operational challenges may arise during the COVID-19 pandemic. Any further restrictions or disruptions on our contract manufacturers, direct fulfillment centers, service depots, suppliers and logistic providers could result in a worsening of supply constraints, an inability to fulfill customer orders, further extended lead times for our products, and adversely affect our business and results of operations.

The COVID-19 pandemic is impacting all countries where Arista and our customers operate and is disrupting sales activity. We may experience sales declines if these restrictions remain in place for an extended period and if the economic downturn continues. For example, our sales operations and marketing and demand generation efforts may be disrupted as business travel, industry events and customer events are cancelled. Customers may delay purchasing decisions, cancel orders, or redirect resources for capital expenditures in response to the COVID-19 pandemic, and sales channels may be disrupted. Sales cycles with our customers may be extended as customer operations, expenditures and network equipment upgrade cycles have been disrupted by the COVID-19 pandemic. Enterprise and corporate campus customers may lower investments in on-premise infrastructure as working from home may become the new normal for a greater number of employees. In addition, to address longer product lead times, customers may purchase products in advance of demand, which could result in lower purchasing in subsequent quarters or may result in the cancellation of such orders prior to shipment if infrastructure projects are delayed or cancelled or if financial conditions worsen. Any such disruption or reduction in the demand for our products would have a material adverse effect on our business and results of operations.

In addition, the COVID-19 pandemic has adversely affected, and may continue to adversely affect, the global economy and financial markets, which may result in an extended economic slowdown or a global recession. As a result, customers could eliminate, reduce or delay spending on our products and services, and we could experience increased risk of customer defaults and delays in payment. As our customers, partners, manufacturers, suppliers, vendors and logistic providers experience disruptions in their business, it may adversely affect our business and our results of operations. Due to the uncertain magnitude and duration of the pandemic and uncertain timing of a global recovery, we are unable to predict the full impact of the COVID-19 pandemic on our business operations and financial performance.
The cloud networking market is rapidly evolving. If this market does not evolve as we anticipate or our target end customers do not adopt our cloud networking solutions, we may not be able to compete effectively, and our ability to generate revenue will suffer.
A substantial portion of our business and revenue depends on the growth and evolution of the cloud networking market. The market demand for cloud networking solutions has increased in recent years as end customers have deployed larger, more sophisticated networks and have increased the use of virtualization and cloud computing. The continued growth of this market will be dependent upon many factors including but not limited to the adoption of and demand for our end customers’ products and services, the expansion, evolution and build out of our end customers’ networks, the capacity utilization of existing network infrastructures, changes in the technological requirements for the products and services to be deployed in these networks, the amount and mix of capital spending by our end customers, the development of network switches and cloud service solutions by our large end customers for internal use, the financial performance and prospects of our end customers, the availability of capital resources to our end customers, changes in government regulation that could impact cloud networking business models including those regulations related to cybersecurity, privacy, data protection and net neutrality, our ability to provide cloud networking solutions that address the needs of end customers more effectively and economically than those of other competitors or existing technologies and general economic conditions (including the impact of the COVID-19 pandemic).
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
As a consequence of the concentrated nature of our customer base and their purchasing behavior, our quarterly revenue and results of operations may fluctuate from quarter to quarter and are difficult to estimate. Changes in the business requirements or focus, upgrade cycles, vendor selection, project prioritization, manner in which spending allocations are assigned among multiple vendors based upon specific network roles or projects, financial prospects, lack of growth of our customers, capital resources and expenditures or purchasing behavior and deceleration in spending of our key end customers could significantly decrease our sales to such end customers or could lead to delays, reductions or cancellations of planned purchases of our products or services. Moreover, because our sales will be based primarily on purchase orders, our customers may cancel, delay, reduce or otherwise modify their purchase commitments with little or no notice to us. This limited visibility regarding our end customers’ product needs, the timing and quantity of which could vary significantly, requires us to rely on estimated demand forecasts to determine how much material to purchase and product to manufacture. Our failure to accurately forecast demand can lead to product shortages which could lead to delays in fulfilling current and future purchase orders that can impede production by our customers and harm our customer relationships. And, in the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to mitigate the effect of the lost revenue on our business, which could materially affect our operating results.
We may be unable to sustain or increase our revenue from our large end customers, grow revenues with new or other existing end customers at the rate we anticipate or at all, or offset the discontinuation of concentrated purchases by our larger end customers with purchases by new or existing end customers. These customers can drive the growth in revenue for particular products and services based on factors such as: trends in the networking market, business mergers and acquisitions, trends in economic conditions and the overall fast growth of a customer’s underlying business. These customers could choose to divert all or a portion of their business with us to one of our competitors, re-assign spending allocations, demand pricing concessions for our services, require us to provide enhanced services that increase our costs, or reduce their spending levels. If these factors drove some of our large customers to cancel all or a portion of their business relationships with us, the growth in our business and the ability to meet our current and long-term financial forecasts may be materially impacted. We expect that such concentrated purchases will continue to contribute materially to our revenue for the foreseeable future and that our results of operations may fluctuate materially as a result of such larger end customers’ buying patterns. In addition, we may see consolidation of our customer base, such as among internet companies and cloud service providers, which could result in loss of end customers. The loss of such end customers, or a significant delay or reduction in their purchases, including reductions or delays due to customer departures from recent buying patterns, or an unfavorable change in competitive conditions could materially harm our business, financial condition, results of operations and prospects. For example, we have experienced reduced and volatile demand from certain of our large end customers during the year ended December 31, 2019 and the three months ended March 31, 2020, and expect this could continue in future periods.
Adverse economic conditions or reduced information technology and network infrastructure spending may adversely affect our business, financial condition, results of operations and prospects.
Our business depends on the overall demand for information technology, network connectivity and access to data and applications. Weak domestic or global economic conditions, fear or anticipation of such conditions, international trade disputes, global pandemics, or a reduction in information technology and network infrastructure spending even if economic conditions improve, could adversely affect our business, financial condition, results of operations and prospects in a number of ways, including longer sales cycles, lower prices for our products and services, higher default rates among our distributors, reduced unit sales and lower or no growth. For example, the global macroeconomic environment could be negatively affected by, among other things, the COVID-19 pandemic or other epidemics, instability in global economic markets resulting from increased U.S. trade tariffs and trade disputes between the U.S. and other countries, instability in the global credit markets, the impact and uncertainty regarding global central bank monetary policy, rising interest rates and increased inflation, including the instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, economic challenges in China, ongoing political demonstrations in Hong Kong, and foreign governmental debt concerns. Such challenges have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets, particularly if any future sovereign debt defaults or significant bank failures or defaults occur. In addition, the COVID-19 pandemic has caused business disruptions around the world and may result in customers delaying or cancelling capital expenditures on information technology and network infrastructure. Market uncertainty and instability in Europe or Asia could intensify or spread further, particularly if ongoing stabilization efforts prove insufficient. Continuing or worsening economic instability could adversely affect spending for IT, network infrastructure, systems and tools. Continued turmoil due to the COVID-19 pandemic and in the geopolitical environment in many parts of the world may also affect the overall demand for our products. A prolonged period of economic uncertainty or a downturn may also significantly affect financing markets, the availability of capital and the terms and conditions of financing arrangements, including the overall cost of financing as well as the financial health or creditworthiness of our end customers. Circumstances may arise in which we need, or desire, to raise additional capital, and such capital may not be available on commercially reasonable terms, or at all.
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
Our ability to continue to compete effectively in a rapidly evolving market requires that we successfully release new products that meet the increasingly sophisticated networking requirements of our end customers. For example, we introduced our 7800R family of products for demanding 400G cloud networks and the next generation of the Arista 7500R, 7280R Series. However, the ramp in production of our 400G products has been delayed because of the limited availability of optical components. The success of new product introductions will depend on a number of factors including, but not limited to, timely and successful product development, market acceptance of our new products, our ability to penetrate new markets, our ability to manage the risks associated with new product production ramp-up issues, the timely development and availability of new merchant silicon chips from our suppliers, the effective management of purchase commitments and inventory in line with anticipated product demand, the availability of products in appropriate quantities and costs to meet anticipated demand, and the risk that new products may have quality or other defects or deficiencies in the early stages of introduction. For example, our new product releases will require strong execution from our third party merchant silicon chip suppliers to develop and release new merchant silicon chips that satisfy end-customer requirements, to meet expected release schedules and to provide sufficient quantities of these components. In addition, we introduced Arista Cognitive Cloud Networking for the Campus as well as Mojo Cognitive WiFi and Metamako low latency switches. If we are unable to successfully manage our product introductions or transitions, or if we fail to penetrate new markets, as a result of any of these or other factors, our business, financial condition, results of operations and prospects could be adversely affected.

Our revenue and our revenue growth rate may decline.
Our revenue growth rate in previous periods may not be indicative of our future performance. We have experienced annual revenue growth rates of 12.1%, 30.7%, and 45.8% in 2019, 2018, and 2017, respectively. In the future, we expect our revenue and our revenue growth rates to decline as we have become more penetrated with our existing customer base and product markets and as we look to enter and expand into new target markets. In addition, we expect that COVID-19 related disruptions may have a negative impact on demand from our customers in future periods.  While we expect to see some short-term strength in demand from our cloud titan customers, this may be more than offset by prolonged sales cycles with new prospects in the campus and enterprise markets, which could result in a year-over-year decline in revenues in the second quarter of 2020 and this may also continue into the third quarter or beyond. Other factors may also contribute to declines in our growth rates, including changes in demand for our products and services, particularly from our large end customers, changes in capital spending by our large end customers, increased competition, our ability to successfully manage our expansion or continue to capitalize on growth opportunities, the maturation of our business, general economic and international trade conditions, and our ability to be successful in adjacent markets, such as the campus switching and WiFi networking markets. For example, we have experienced volatility in demand from certain of our large end customers during 2019 resulting in slower overall revenue growth. Overall demand from larger customers may decline in future periods, which would impact our future revenue growth. You should not rely on our revenue for any prior quarterly or annual period as an indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected and our stock price could be volatile.
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
Our results of operations have historically varied from period to period, and we expect that this trend will continue. As a result, you should not rely upon our past financial results for any period as indicators of future performance. Our results of operations in any given period can be influenced by a number of factors, many of which are outside of our control and may be difficult to predict, including:

•
The economic disruption caused by COVID-19 and the government issued shelter in place orders, travel restrictions, social distancing requirements, and other restrictions on movement in response to the pandemic on our customers and partners.

•
our inability to fulfill our end customers’ orders due to the availability of inventory, supply chain delays, access to key commodities or technologies or events that impact our manufacturers or their suppliers such as the recent U.S. trade wars with China and the impact of public health epidemics like the COVID-19 pandemic;

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

•	general economic conditions, both domestically and in foreign markets;

•	health epidemics; and

•	other risk factors described in this Quarterly Report on Form 10-Q.
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
Managing our extended supply chain is complex, and our inventory management systems and related supply-chain visibility tools may not enable us to forecast accurately and effectively manage the supply of our products and product components. Our ability to manage our supply chain may also be adversely affected by other factors including shortages of components used to manufacture our products, a reduction or interruption of supply, prioritization of component shipments to other vendors, cessation of manufacturing of such components by our suppliers and geopolitical conditions such as the U.S. trade war with China and the impact of public health epidemics like the COVID-19 pandemic. Insufficient component supply, or any increases in the time required to manufacture our products, may lead to inventory shortages that could result in increased customer lead times for our products, delayed revenue or loss of sales opportunities altogether as potential end customers turn to competitors’ products that are readily available. For example, we have been delayed in ramping our 400G products because of the limited availability of optical components. In addition, the COVID-19 pandemic has created manufacturing and supply chain disruptions, including shortages of certain components and, as a result, has extended lead times for our products.
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
Our products rely on key components, including merchant silicon chips, integrated circuit components, printed circuit boards, connectors, custom-tooled sheet metal and power supplies that we purchase or our contract manufacturers purchase on our behalf from a limited number of suppliers, including certain sole source providers. Generally, we do not have guaranteed supply contracts with our component suppliers, and our suppliers could suffer shortages, delay shipments, prioritize shipments to other vendors, increase prices or cease manufacturing such products or selling them to us at any time. Supply of these components may also be adversely affected by industry consolidation which could result in increased component prices or fewer sourcing options as well as geopolitical conditions such as international trade wars like the U.S. trade war with China and the impact of public health epidemics like the COVID-19 pandemic. For example, in the past, we have experienced shortages in inventory for dynamic random access memory integrated circuits and delayed releases of the next generation of chipset, which delayed our production and/or the release of our new products. In addition, we have recently experienced shortages and delays relating to certain components as a result of manufacturing and supply disruptions due to the COVID-19 pandemic.
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
We depend on third-party contract manufacturers to manufacture our product lines. A significant portion of our cost of revenue consists of payments to these third-party contract manufacturers. Our reliance on these third-party contract manufacturers reduces our control over the manufacturing process, quality assurance, product costs and product supply and timing, which exposes us to risk. To the extent that our products are manufactured at facilities in foreign countries, we may be subject to additional risks associated with complying with local rules and regulations in those jurisdictions. Our reliance on contract manufacturers also yields the potential for their infringement of third party intellectual property rights in the manufacturing of our products or misappropriation of our intellectual property rights in the manufacturing of other customers’ products. If we are unable to manage our relationships with our third-party contract manufacturers effectively, or if these third-party manufacturers suffer delays or disruptions or quality control problems in their operations, experience increased manufacturing lead times, capacity constraints or quality control problems in their manufacturing operations or fail to meet our future requirements for timely delivery, our ability to ship products to our end customers would be severely impaired, and our business, financial condition, results of operations and prospects would be seriously harmed. For example, due to the COVID-19 pandemic, some of our contract manufacturers experienced temporary closures and labor shortages, and while they are currently operational, they are not operating at full capacity which has caused and may continue to cause supply constraints and has increased lead times for our products.
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
Any production interruptions or disruptions for any reason, including those noted above, as well as a natural disaster, epidemic (such as the COVID-19 pandemic), capacity shortages, adverse results from intellectual property litigation or quality problems, at one of our manufacturing partners would adversely affect sales of our product lines manufactured by that manufacturing partner and adversely affect our business, financial condition, results of operations and prospects.
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
From time to time, we have had to replace certain components of products that we had shipped and provide remediation in response to the discovery of defects or bugs, including failures in software protocols or defective component batches resulting in reliability issues, in such products, and we may be required to do so in the future. We may also be required to provide full replacements or refunds for such defective products. We cannot assure you that such remediation would not have a material effect on our business, financial condition, results of operations and prospects. See “-Our business is subject to the risks of warranty claims, product returns, product liability and product defects.”
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
Our future performance also depends on the continued services and continuing contributions of our senior management to execute our business plan and to identify and pursue new opportunities and product innovations. Our employment arrangements with our employees do not require that they continue to work for us for any specified period, and therefore, they could terminate their employment with us at any time. The loss of our key personnel, including Jayshree Ullal, our Chief Executive Officer, Andreas Bechtolsheim, our Founder and Chief Development Officer, Kenneth Duda, our Founder, Chief Technology Officer and SVP of Software Engineering, Anshul Sadana, our Chief Operating Officer or other members of our senior management team, sales and marketing team or engineering team, or any difficulty attracting or retaining other highly qualified personnel in the future, could significantly delay or prevent the achievement of our development and strategic objectives, which could adversely affect our business, financial condition, results of operations and prospects.
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

•
the impact of public health epidemics on our employees, customers, channel partners, suppliers, contract manufacturers, distribution fulfillment centers and service depots as well as the global economy such as the COVID-19 pandemic;

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
For more information regarding the litigation in which we are currently involved, see the “Legal Proceedings” subheading in Note 6. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q incorporated herein by reference.
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
An adverse outcome of a dispute (including those lawsuits described under the “Legal Proceedings” subheading in Note 6. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q) may require us to pay substantial damages or penalties including treble damages if we are found to have willfully infringed a third party’s patents; cease making, licensing, using or importing into the U.S. products or services that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to attempt to redesign our products or services or otherwise to develop non-infringing technology, which may not be successful; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or intellectual property rights; and indemnify our partners and other third parties. Any damages, penalties or royalty obligations we may become subject to as a result of an adverse outcome, and any third-party indemnity we may need to provide, could harm our business, financial condition, results of operations and prospects. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. Further, there is little or no information publicly available concerning market or fair values for license fees, which can lead to overpayment of license or settlement fees. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Suppliers subject to third-party intellectual property claims also may choose or be forced to discontinue or alter their arrangements with us, with little or no advance notice to us. Any of these events could seriously harm our business, financial condition, results of operations and prospects.
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

•	increased costs arising from epidemics like the COVID-19 pandemic;

•	lower than expected benefits from value engineering;

•	changes in distribution channels;

•	increased warranty costs; and

•	our ability to execute our strategy and operating plans.
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
The timing of our sales and revenue recognition is difficult to predict because of the length and unpredictability of our products’ sales cycles. A sales cycle is the period between initial contact with a prospective end customer and any sale of our products. End-customer orders often involve the purchase of multiple products. These orders are complex and difficult to complete because prospective end customers generally consider a number of factors over an extended period of time before committing to purchase the products and solutions we sell. End customers, especially in the case of our large end customers, often view the purchase of our products as a significant and strategic decision and require considerable time to evaluate, test and qualify our products prior to making a purchase decision and placing an order. The length of time that end customers devote to their evaluation, contract negotiation and budgeting processes varies significantly. In addition, customers may delay upgrades to their network infrastructure which extends the upgrade and sales cycle. Our products’ sales cycles can be lengthy in certain cases, especially with respect to our prospective large end customers. During the sales cycle, we expend significant time and money on sales and marketing activities and make investments in evaluation equipment, all of which lower our operating margins, particularly if no sale occurs. Even if an end customer decides to purchase our products, there are many factors affecting the timing of our recognition of revenue, which makes our revenue difficult to forecast. For example, there may be unexpected delays in an end customer’s internal procurement processes, particularly for some of our larger end customers for which our products represent a very small percentage of their total procurement activity. In addition, due to the COVID-19 pandemic, the sales cycle may be extended and there may be delays and reductions of expenditures and cancellations by end customers. There are many other factors specific to end customers that contribute to the timing of their purchases and the variability of our revenue recognition, including the strategic importance of a particular project to an end customer, budgetary constraints and changes in their personnel.
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
As part of our business strategy, we may make investments in complementary companies, products or technologies which could involve licenses, additional channels of distribution, discount pricing or investments in or acquisitions of other companies. For example, we completed the acquisition of Big Switch Networks in February 2020, the acquisition of Mojo in August 2018 and the acquisition of Metamako in September 2018. However, we do not have significant experience in making investments in other companies nor had we made any acquisitions prior to those of Big Switch Networks, Mojo and Metamako, and as a result, our ability as an organization to evaluate and/or complete investments or acquire and integrate other companies, products or technologies in a successful manner is unproven. We may not be able to find suitable investment or acquisition candidates, and we may not be able to complete such investments or acquisitions on favorable terms, if at all. If we do complete investments or acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any investments or acquisitions we complete could be viewed negatively by our end customers, investors and securities analysts.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations", in Part I, Item 2, of this Quarterly Report on Form 10-Q, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, inventory valuation and contract manufacturer/supplier liabilities, income taxes and loss contingencies. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations may be adversely affected and may fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
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
For example, the COVID-19 pandemic has created manufacturing disruptions, supply chain disruptions and supply shortages, labor shortages and logistic challenges. Any health epidemic, such as the COVID-19 pandemic, could have a material adverse effect on our ability to obtain components for our products that are supplied from Asia or to manufacture our products in Asia. Any such disruption of our suppliers or our contract manufacturers would likely impact our sales and operating results. In addition, a health epidemic could adversely affect the economies of many countries, resulting in an economic downturn that could affect demand for our products and likely impact our operating results. The COVID-19 pandemic has resulted in significant business disruptions and a downturn in the global economy, and the pandemic is impacting countries where the company and our customers operate.
Additionally, in the event our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, which could result in missed financial targets, such as revenue and shipment targets, for a particular quarter. For example, during the COVID-19 pandemic, logistic challenges emerged and reduced freight capacity resulting from the significant cancellation of commercial flights has led us to use alternate carrier options to continue product delivery when required. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, end customers in that region may delay or forego purchases of our products, which may materially and adversely affect our business, financial condition, results of operations and prospects. In addition, acts of terrorism could cause disruptions in our business or the business of our manufacturers, logistics providers, partners or end customers or the economy as a whole. Given our typical concentration of sales at each quarter end, any disruption in the business of our manufacturers, logistics providers, partners or end customers that affects sales at the end of our quarter could have a particularly significant adverse effect on our quarterly results. All of the aforementioned risks may be augmented if our disaster recovery plans and those of our manufacturers, logistics providers or partners prove to be inadequate. To the extent that any of the above results in delays or cancellations of end-customer orders, or delays in the manufacture, deployment or shipment of our products, our business, financial condition, results of operations and prospects would be adversely affected.
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
The requirements of being a public company may strain our resources and divert management’s attention and affect our ability to attract and retain qualified board members.
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

•	forward-looking statements related to future revenue, gross margins and earnings per share;

•	price and volume fluctuations in the overall stock market from time to time;

•	changes or decreases in the growth rate of our revenues including from our large end customers and the networking market;

•	litigation involving us, our industry, or both;

•	manufacturing, supply or distribution shortages or constraints, or challenges with adding or changing our manufacturing process or supply chain;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in the IT security industry in particular;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	sales by our officers, directors or significant stockholders;

•	actual or anticipated changes or fluctuations in our results of operations;

•	adverse changes to our relationships with any of our channel partners;

•	whether our results of operations or our financial outlook for future fiscal periods meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of investors or securities analysts;

•	regulatory developments in the U.S., foreign countries or both;

•	general economic conditions and trends;

•	actual or perceived security breaches and other incidents;

•	major catastrophic events;

•	health epidemics;

•	our repurchases of our common stock;

•	sales of large blocks of our common stock;

•	levels of investor confidence; or

•	departures of key personnel.
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
Based on shares outstanding as of March 31, 2020, holders of approximately 22.2% of our common stock have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, we have registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. If holders, by exercising their registration rights, sell large numbers of shares, it could adversely affect the market price of our common stock.
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
Our directors, executive officers and each of our stockholders who own greater than 10% of our outstanding common stock together with their affiliates, in the aggregate, beneficially own approximately 22.7% of the outstanding shares of our common stock, based on shares outstanding as of March 31, 2020. As a result, these stockholders, if acting together, could exercise a significant level of influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
The trading market for our common stock, to some extent, depends on the research and reports that securities or industry analysts publish about us or our business or prospects. We do not have any control over these analysts. Recently, more than one of the analysts who cover us have downgraded our shares and changed their opinion of the value of our shares which could cause the market price of our common stock to decline. If one or more of these analysts should cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the market price of our common stock or trading volume to decline.
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
On May 2, 2019, we announced that our board of directors had approved the Repurchase Program (see Note 7. Stockholders' Equity of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q). Our stock repurchases under the Repurchase Program during the three months ended March 31, 2020 were as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
January 1, 2020 - January 31, 2020	—	$—	—	$733,858
February 1, 2020 - February 29, 2020	597	200.9	597	613,846
March 1, 2020 - March 31, 2020	612	176.59	612	505,962
	1,209		1,209

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

Arista Networks, Inc.
(Registrant)

Date:	May 5, 2020	By:	/s/ JAYSHREE ULLAL
Jayshree Ullal
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 5, 2020	By:	/s/ ITA BRENNAN
Ita Brennan
Chief Financial Officer
(Principal Accounting and Financial Officer)