Form 10-Q
period 2020-06-30
Arista Networks, Inc.
filed 2020-08-05
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of July 29, 2020 was 76,025,600.

ARISTA NETWORKS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ARISTA NETWORKS, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except par value)

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$800,182	$1,111,286
Marketable securities	1,981,589	1,613,082
Accounts receivable, net of rebates and allowances of $1,780 and $6,160, respectively	383,225	391,987
Inventories	326,997	243,825
Prepaid expenses and other current assets	84,885	111,456
Total current assets	3,576,878	3,471,636
Property and equipment, net	35,263	39,273
Acquisition-related intangible assets, net	83,562	45,235
Goodwill	84,968	54,855
Investments	4,150	4,150
Operating lease right-of-use assets	79,283	87,770
Deferred tax assets	446,254	452,025
Other assets	25,493	30,346
TOTAL ASSETS	$4,335,851	$4,185,290
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$122,872	$92,105
Accrued liabilities	100,070	140,249
Deferred revenue	328,525	312,668
Other current liabilities	88,714	52,052
Total current liabilities	640,181	597,074
Income taxes payable	45,971	55,485
Operating lease liabilities, non-current	74,259	83,022
Deferred revenue, non-current	248,986	262,620
Deferred tax liabilities, non-current	251,292	254,710
Other long-term liabilities	38,679	37,693
TOTAL LIABILITIES	1,299,368	1,290,604
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100,000 shares authorized and no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value—1,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 75,964 and 76,389 shares issued and outstanding as of June 30, 2020 and December 31, 2019	8	8
Additional paid-in capital	1,185,093	1,106,305
Retained earnings	1,843,559	1,788,230
Accumulated other comprehensive income	7,823	143
TOTAL STOCKHOLDERS’ EQUITY	3,036,483	2,894,686
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,335,851	$4,185,290
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Product	$421,413	$513,171	$832,319	$1,018,586
Service	119,157	95,150	231,280	185,159
Total revenue	540,570	608,321	1,063,599	1,203,745
Cost of revenue:
Product	176,432	200,534	340,061	398,686
Service	20,049	17,596	41,198	34,298
Total cost of revenue	196,481	218,130	381,259	432,984
Gross profit	344,089	390,191	682,340	770,761
Operating expenses:
Research and development	111,544	114,295	224,698	233,964
Sales and marketing	51,237	53,040	108,323	104,093
General and administrative	14,319	16,019	32,668	31,525
Total operating expenses	177,100	183,354	365,689	369,582
Income from operations	166,989	206,837	316,651	401,179
Other income, net	8,256	13,811	20,413	26,144
Income before income taxes	175,245	220,648	337,064	427,323
Provision for income taxes	30,452	31,397	53,840	37,043
Net income	$144,793	$189,251	$283,224	$390,280
Net income attributable to common stockholders:
Basic	$144,793	$189,152	$283,224	$390,063
Diluted	$144,793	$189,158	$283,224	$390,076
Net income per share attributable to common stockholders:
Basic	$1.91	$2.47	$3.72	$5.12
Diluted	$1.83	$2.33	$3.56	$4.80
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	75,808	76,552	76,036	76,238
Diluted	79,298	81,335	79,620	81,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$144,793	$189,251	$283,224	$390,280
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,193	(272)	(1,546)	(37)
Net change in unrealized gains on available-for-sale securities	5,802	2,887	9,226	6,066
Other comprehensive income	6,995	2,615	7,680	6,029
Comprehensive income	$151,788	$191,866	$290,904	$396,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands)

	Three Months Ended June 30, 2020						Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of period	75,655	$8	$1,149,224	$1,698,766	$828	$2,848,826	76,389	$8	$1,106,305	$1,788,230	$143	$2,894,686
Net income	—	—	—	144,793	—	144,793	—	—	—	283,224	—	283,224
Other comprehensive income, net of tax	—	—	—	—	6,995	6,995	—	—	—	—	7,680	7,680
Stock-based compensation	—	—	32,922	—	—	32,922	—	—	60,478	—	—	60,478
Issuance of common stock in connection with employee equity incentive plans	319	—	5,146	—	—	5,146	801	—	22,228			22,228
Tax withholding paid for net share settlement of equity awards	(10)	—	(2,260)	—	—	(2,260)	(17)	—	(4,000)	—	—	(4,000)
Vesting of early-exercised stock options	—	—	61	—	—	61	—	—	82	—	—	82
Repurchase of common stock	—	—	—	—	—	—	(1,209)	—	—	(227,895)	—	(227,895)
Balance at end of period	75,964	$8	$1,185,093	$1,843,559	$7,823	$3,036,483	75,964	$8	$1,185,093	$1,843,559	$7,823	$3,036,483

	Three Months Ended June 30, 2019						Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of period	76,453	$8	$1,005,405	$1,395,534	$(580)	$2,400,367	75,668	$8	$956,572	$1,190,803	$(3,994)	$2,143,389
Cumulative-effect adjustment to beginning balance(1)	—	—	—	—	—	—	—	—	—	3,702	—	3,702
Net income	—	—	—	189,251	—	189,251	—	—	—	390,280	—	390,280
Other comprehensive income, net of tax	—	—	—	—	2,615	2,615	—	—	—	—	6,029	6,029
Stock-based compensation	—	—	24,297	—	—	24,297	—	—	48,588	—	—	48,588
Issuance of common stock in connection with employee equity incentive plans	521	—	11,781	—	—	11,781	1,312	—	38,104	—	—	38,104
Tax withholding paid for net share settlement of equity awards	(12)	—	(2,812)	—	—	(2,812)	(18)	—	(4,662)	—	—	(4,662)
Vesting of early-exercised stock options	—	—	69	—	—	69	—	—	138	—	—	138
Repurchase of common stock	(407)	—	—	(100,008)	—	(100,008)	(407)	—	—	(100,008)	—	(100,008)
Balance at end of period	76,555	$8	$1,038,740	$1,484,777	$2,035	$2,525,560	76,555	$8	$1,038,740	$1,484,777	$2,035	$2,525,560
_________________________________________
(1) On January 1, 2019, we adopted Accounting Standard Codification Topic 842 - Leases (“ASC 842”), which resulted in a cumulative-effect adjustment to the beginning balance of Retained Earnings for 2019.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$283,224	$390,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	21,170	16,757
Stock-based compensation	60,478	48,588
Noncash lease expense	8,223	7,955
Deferred income taxes	2,668	7,914
Gain on investments in privately-held companies	—	(1,150)
Amortization (accretion) of investment premiums (discounts)	2,938	(4,260)
Changes in operating assets and liabilities:
Accounts receivable, net	15,263	(11,303)
Inventories	(82,891)	(49,620)
Prepaid expenses and other current assets	26,815	48,864
Other assets	5,360	(4,635)
Accounts payable	31,473	(6,783)
Accrued liabilities	(39,882)	(9,476)
Deferred revenue	(19,242)	(85,009)
Income taxes payable	16,820	14,399
Other liabilities	646	3,955
Net cash provided by operating activities	333,063	366,476
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	875,213	552,512
Purchases of marketable securities	(1,236,477)	(549,383)
Business acquisitions, net of cash acquired	(66,317)	—
Purchases of property and equipment	(5,178)	(8,639)
Net cash used in investing activities	(432,759)	(5,510)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity plans	22,228	38,104
Tax withholding paid on behalf of employees for net share settlement	(4,000)	(4,662)
Repurchase of common stock	(227,895)	(100,008)
Net cash provided used in financing activities	(209,667)	(66,566)
Effect of exchange rate changes	(1,663)	72
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(311,026)	294,472
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —Beginning of period	1,115,515	654,164
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period (1)	$804,489	$948,636

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Right-of-use assets recognized upon the adoption of ASC 842	$—	$93,207
Right-of-use assets obtained in exchange for new operating lease liabilities	—	9,130
Property and equipment included in accounts payable and accrued liabilities	788	1,376
___________________________________________________
(1) See Note 4 of the accompanying notes for a reconciliation of the ending balance of cash, cash equivalents and restricted cash as shown in these condensed consolidated statements of cash flows.
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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Arista Networks, Inc. and its wholly owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three and six months ended June 30, 2020, are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. All significant inter-company accounts and transactions have been eliminated.
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
Risks and Uncertainties
The global coronavirus ("COVID-19") pandemic and resulting mitigation efforts by governments around the world to contain or slow its spread have negatively impacted the global economy, disrupted business, sales activities, global supply chains and workforce participation, including our own, and created significant volatility and disruption of financial markets.
Our contract manufacturers and suppliers have experienced and continue to experience delays in the production and export of their products, which have negatively impacted our supply chain and could negatively impact our business in the future. In addition, we expect that COVID-19 related disruptions may have a negative impact on demand from our customers in future periods and contribute to an expected year-over-year decline in revenues for the year ending December 31, 2020. However, the extent of the impact of COVID-19 on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, and the impact of any initiatives and programs we may undertake to address financial and operational challenges, will depend on future developments, including the duration and spread of the pandemic and related mitigation efforts, as well as restrictions on travel and transport, all of which are uncertain and cannot be predicted. Management is actively monitoring the impact of the pandemic on the Company's financial condition, liquidity, operations, suppliers, industry, and workforce. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.

Recently Adopted Accounting Pronouncements
Credit Losses of Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The standard requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. For trade receivables, we are required to estimate lifetime expected credit losses. For available-for-sale debt securities, we are required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. We adopted the new guidance in our first quarter of 2020 under a modified retrospective approach, and there was no material impact to our financial statements upon adoption. In addition, we do not anticipate that it will have a material impact on our consolidated statement of operations or consolidated statements of cash flows going forward.
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

Preliminary Purchase Price Allocation
Tangible assets	$13,376
Liabilities	(24,346)
Intangible assets	49,040
Goodwill	29,926
Net assets acquired	$67,996

We continue the process of identifying and evaluating pending escrow claims related to tax and other liabilities. Accordingly, the preliminary values reflected in the table above are subject to potential measurement period adjustments.
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

3.    Fair Value Measurements
Assets and liabilities recorded at fair value on a recurring basis on the accompanying condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. We use a fair value hierarchy to measure fair value, maximizing the use of observable inputs and minimizing the use of unobservable inputs. The three-tiers of the fair value hierarchy are as follows:
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
We measure and report our cash equivalents, restricted cash, and available-for-sale marketable securities at fair value on a recurring basis. The following tables summarize the amortized costs, unrealized gains and losses and fair value of these financial assets by significant investment category and their level within the fair value hierarchy (in thousands):

	June 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Level I	Level II	Level III
Financial Assets:
Cash Equivalents:
Money market funds	$355,353	$—	$—	$355,353	$355,353	$—	$—
Marketable Securities:
Commercial paper	68,865	—	—	68,865	—	68,865	—
Certificate of deposits(1)	3,000	—	—	3,000	—	3,000	—
U.S. government notes	607,806	5,271	(6)	613,071	613,071	—	—
Corporate bonds	928,562	7,901	(175)	936,288	—	936,288	—
Agency securities	359,923	460	(18)	360,365	—	360,365	—
	1,968,156	13,632	(199)	1,981,589	613,071	1,368,518	—
Other Assets:
Money market funds - restricted	4,307	—	—	4,307	4,307	—	—
Total Financial Assets	$2,327,816	$13,632	$(199)	$2,341,249	$972,731	$1,368,518	$—

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Level I	Level II	Level III
Financial Assets:
Cash Equivalents:
Money market funds	$562,580	$—	$—	$562,580	$562,580	$—	$—
Certificate of deposits(1)	4,001			4,001		4,001
	566,581	—	—	566,581	562,580	4,001	—
Marketable Securities:
Commercial paper	66,717	—	—	66,717	—	66,717	—
Certificate of deposits(1)	3,000	—	—	3,000	—	3,000	—
U.S. government notes	518,884	414	(20)	519,278	519,278	—	—
Corporate bonds	787,741	2,392	(73)	790,060	—	790,060	—
Agency securities	233,491	577	(41)	234,027	—	234,027	—
	1,609,833	3,383	(134)	1,613,082	519,278	1,093,804	—
Other Assets:
Money market funds - restricted	4,229	—	—	4,229	4,229	—	—
Total Financial Assets	$2,180,643	$3,383	$(134)	$2,183,892	$1,086,087	$1,097,805	$—

______________________
(1) As of June 30, 2020 and December 31, 2019, all of our certificates of deposits were domestic deposits.
The unrealized losses associated with our marketable securities were immaterial as of June 30, 2020, and December 31, 2019. As of June 30, 2020 and December 31, 2019, we did not have any marketable securities that have been in a continuous unrealized loss position for more than twelve months. We invest in marketable securities that have maximum maturities of up to two years and are generally deemed to be low risk based on their credit ratings from the major rating agencies. We did not recognize any credit losses or non-credit-related impairments related to our available-for-sale marketable securities during the three and six months ended June 30, 2020.
As of June 30, 2020, the contractual maturities of our investments did not exceed 24 months. The fair values of available-for-sale marketable securities, by remaining contractual maturity, are as follows (in thousands):

June 30, 2020
Due in 1 year or less	$1,340,607
Due in 1 year through 2 years	640,982
Total marketable securities	$1,981,589
The weighted-average remaining duration of our current marketable securities is approximately 0.8 years as of June 30, 2020. As we view these securities as available to support current operations, we classify securities with maturities beyond 12 months as current assets under the caption marketable securities on the accompanying unaudited condensed consolidated balance sheets.

4.    Financial Statements Details
Cash, Cash Equivalents and Restricted Cash
The following table is a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying condensed consolidated balance sheets that sum to the total of the same such amounts shown in the accompanying condensed consolidated statements of cash flows (in thousands):

	June 30, 2020	June 30, 2019
Cash and cash equivalents	$800,182	$944,414
Restricted cash included in Other assets	4,307	4,222
Total cash, cash equivalents and restricted cash	$804,489	$948,636

Restricted cash, which was included in "Other assets" on the accompanying condensed consolidated balance sheets as of June 30, 2020 and June 30, 2019, primarily consisted of $4.0 million pledged as collateral representing a security deposit required for a facility lease.
Accounts Receivable, Net
Accounts receivable, net consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Accounts receivable	$385,005	$398,147
Allowance for doubtful accounts	(501)	(638)
Product sales rebate and returns reserve	(1,279)	(5,522)
Accounts receivable, net	$383,225	$391,987

Inventories
Inventories consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$171,346	$96,712
Finished goods	155,651	147,113
Total inventories	$326,997	$243,825

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Prepaid income taxes	$490	$20,153
Inventory deposit	11,740	13,716
Other current assets	56,980	64,464
Other prepaid expenses and deposits	15,675	13,123
Total prepaid expenses and other current assets	$84,885	$111,456

Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Equipment and machinery	$65,950	$64,748
Computer hardware and software	39,104	36,627
Leasehold improvements	31,217	31,235
Furniture and fixtures	3,733	3,774
Construction-in-process	488	265
Property and equipment, gross	140,492	136,649
Less: accumulated depreciation	(105,229)	(97,376)
Property and equipment, net	$35,263	$39,273

Depreciation expense was $5.1 million and $4.8 million for the three months ended June 30, 2020 and 2019, respectively, and $10.3 million and $9.5 million for the six months ended June 30, 2020 and 2019, respectively.

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued payroll related costs	$44,230	$80,133
Accrued manufacturing costs	27,345	31,920
Accrued product development costs	10,620	11,410
Accrued professional fees	5,418	6,335
Accrued warranty costs	6,071	6,742
Accrued taxes	1,851	1,716
Other	4,535	1,993
Total accrued liabilities	$100,070	$140,249

Warranty Accrual
The following table summarizes the activity related to our accrued liability for estimated future warranty costs (in thousands):

	Six Months Ended June 30,
	2020	2019
Warranty accrual, beginning of period	$6,742	$5,362
Liabilities accrued for warranties issued during the period	2,181	2,082
Warranty costs incurred during the period	(2,852)	(2,370)
Warranty accrual, end of period	$6,071	$5,074

Contract Balances
The following table summarizes the balances of our contract assets included in "Prepaid and other current assets" on the accompanying condensed consolidated balance sheets (in thousands):

Six Months Ended June 30,
2020
Contract assets, beginning balance	$25,565
Contract assets, ending balance	13,648
The following table summarizes the activity related to our contract liabilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Contract liabilities, beginning balance	$64,325	$37,314	$61,050	$32,595
Less: Revenue recognized from beginning balance	(5,735)	(3,552)	(11,722)	(6,766)
Less: Beginning balance reclassified to deferred revenue	(2,757)	(1,593)	(2,226)	(1,205)
Add: Contract liabilities recognized	11,435	9,857	20,166	17,402
Contract liabilities, ending balance	$67,268	$42,026	$67,268	$42,026

As of June 30, 2020 and December 31, 2019, $28.6 million and $23.4 million of our contract liabilities, respectively, were included in "Other current liabilities" with the remaining balances included in "Other long-term liabilities" on the accompanying condensed consolidated balance sheets.

Deferred Revenue and Performance Obligations
Deferred revenue is comprised primarily of unearned revenue related to multi-year post contract support, or PCS, contracts, services and product deferrals related to acceptance clauses. The following table summarizes the activity related to our deferred revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Deferred revenue, beginning balance	$596,775	$536,471	$575,288	$587,227
Less: Revenue recognized from beginning balance	(104,480)	(119,542)	(178,264)	(253,616)
Add: Deferral of revenue in current period, excluding amounts recognized during the period	85,216	85,289	180,487	168,607
Deferred revenue, ending balance	$577,511	$502,218	$577,511	$502,218

Revenue from Remaining Performance Obligations
Revenue from remaining performance obligations represents contracted revenue that has not yet been recognized, and consists of contract liabilities and deferred revenue that will be recognized as revenue in future periods. As of June 30, 2020, approximately $687.7 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 81% of these remaining performance obligations over the next two years and 19% during the third to the fifth year.
Other Income, Net
Other income, net consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income	$8,668	$13,107	$20,330	$25,005
Gain on investment in privately-held companies	—	—	—	1,150
Other income (expense), net	(412)	704	83	(11)
Total	$8,256	$13,811	$20,413	$26,144

5.    Investments
Investments in Privately-Held Companies
Our investments are in the equity of privately-held companies, which do not have readily determinable fair values. These non-marketable equity securities are initially recorded at cost, and subsequently remeasured to fair value on a non-recurring basis based on observable price changes in orderly transactions for similar investments of the same issuer, or for impairment. These investments are classified within Level III of the fair value hierarchy as we estimate the value based on valuation methods using the observable transaction price at the transaction date and other significant unobservable inputs, such as volatility, rights, and obligations related to those investments. In addition, the valuation requires management judgment due to the absence of market price and inherent lack of liquidity. The following table summarizes the activity related to our investments in privately-held companies held as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Cost of investment	$3,000	$3,000
Cumulative impairment	—	—
Cumulative upward adjustment	1,150	1,150
Carrying amount of investment	$4,150	$4,150

During the three and six months ended June 30, 2020, there were no realized or unrealized gains or losses recorded. During the three months ended June 30, 2019, there were no realized or unrealized gains or losses recorded. During the six months ended June 30, 2019, we recorded $1.2 million of unrealized gain. The unrealized gain was recorded on an investment that was remeasured to fair value as of the date an observable transaction occurred.

6.    Commitments and Contingencies
Purchase Commitments
We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf based on our forecasts in order to reduce manufacturing lead times and ensure adequate component supply. We issue purchase orders to our contract manufacturers for finished products and a significant portion of these orders consist of firm non-cancellable commitments. In addition, we purchase strategic component inventory from certain suppliers under purchase commitments that in some cases are non-cancellable, including integrated circuits, which are consigned to our contract manufacturers. As of June 30, 2020, we had non-cancellable purchase commitments of $570.3 million, of which $552.5 million was to our contract manufacturers and suppliers. In addition, we have provided suppliers with inventory deposits to secure our obligations to purchase inventory and the amount of these deposits may increase in future periods as we work to reduce product lead times and ensure adequate component supply to meet future demand. We had $14.5 million and $16.5 million in deposits as of June 30, 2020 and December 31, 2019, respectively. These deposits are included in “Prepaid expenses and other current assets” and “Other assets” on the accompanying condensed consolidated balance sheets.
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
We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2020, provisions recorded for contingent losses related to other claims and matters have not been significant. Based on currently available information, management does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable, and believes these other matters are not likely, individually and in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.
7.    Stockholders’ Equity
Stock Repurchase Program
In April 2019, our board of directors authorized a $1.0 billion stock repurchase program (the “Repurchase Program”). This authorization allows us to repurchase shares of our common stock opportunistically and will be funded from working capital. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchases, trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or a combination of the foregoing. The Repurchase Program, which expires in April 2022, does not obligate us to acquire any of our common stock, and may be suspended or discontinued by us at any time without prior notice. As of June 30, 2020, the remaining authorized amount for stock repurchases under this program was approximately $506.0 million.
A summary of the stock repurchase activity under the Repurchase Program for the six months ended June 30, 2020 is as follows (in thousands, except per share amounts):

Six Months Ended
June 30, 2020
Aggregate purchase price	$227,895
Shares repurchased	1,209
Average price paid per share	$188.61

There was no stock repurchase activity for the three months ended June 30, 2020. The aggregate purchase price of repurchased shares of our common stock is recorded as a reduction to retained earnings. All shares repurchased under the Repurchase Program have been retired.
Equity Award Plan Activities
2014 Equity Incentive Plan
Effective January 1, 2020, the Company's board of directors authorized an increase of 2,291,660 shares to the shares available for issuance under the 2014 Equity Incentive Plan (the “2014 Plan”). Pursuant to the 2014 Plan, the 2020 share increase is determined based on the lesser of 3% of total shares of common stock outstanding as of December 31, 2019, which was,12,500,000 shares, or such amount as determined by our board of directors. As of June 30, 2020, there remained approximately 22.3 million shares available for issuance under the 2014 Plan.
2014 Employee Stock Purchase Plan
Effective January 1, 2020, our board of directors authorized an increase of 763,886 shares to the shares available for issuance under our 2014 Employee Stock Purchase Plan (the “ESPP”). Pursuant to the ESPP, the 2020 share increase was determined based on the lesser of 1% of the total shares of common stock outstanding on December 31, 2019, 2,500,000 shares, or such amount as determined by our board of directors. During the six months ended June 30, 2020, we issued 51,292 shares at a weighted-average purchase price of $184.19 per share under the ESPP. As of June 30, 2020, there remained 3,905,368 shares available for issuance under the ESPP.
Stock Option Activities
The following table summarizes the option activity under our stock plans and related information (in thousands, except years and per share amounts):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years) of Stock Options	Aggregate Intrinsic Value of Stock Options Outstanding
Balance—December 31, 2019	4,564	$42.50	4.4	$740,387
Options granted	—	—
Options exercised	(504)	25.36
Options canceled	(21)	159.36
Balance—June 30, 2020	4,039	$44.03	4.0	$674,925
Vested and exercisable—June 30, 2020	2,609	$30.93	3.6	$467,293

Restricted Stock Unit (RSU) Activities
A summary of the RSU activity under the 2014 Plan and related information are presented below (in thousands, except years and per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Unvested balance—December 31, 2019	1,070	$190.35	1.5	$217,701
RSUs granted	1,150	213.78
RSUs vested	(246)	152.85
RSUs forfeited/canceled	(60)	226.44
Unvested balance—June 30, 2020	1,914	$208.13	2.0	$401,996

Shares Available for Grant
The following table presents the stock activity and the total number of shares available for grant under the 2014 Plan as of June 30, 2020 (in thousands):

Number of Shares
Balance—December 31, 2019	15,146
Authorized	2,292
Options granted	—
RSUs granted	(1,150)
Options canceled	21
RSUs forfeited	60
Shares traded for taxes	17
Balance—June 30, 2020	16,386

Stock-Based Compensation Expense
Total stock-based compensation expenses related to options, restricted stock units, restricted stock, and employee stock purchase rights granted were allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$1,585	$1,028	$2,912	$2,126
Research and development	19,378	12,568	35,306	25,699
Sales and marketing	8,277	7,097	14,673	13,631
General and administrative	3,682	3,604	7,587	7,132
Total stock-based compensation	$32,922	$24,297	$60,478	$48,588

As of June 30, 2020, unrecognized stock-based compensation expenses by award type and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years):

	June 30, 2020
	Stock Option	RSU	ESPP	Restricted Stock
Unrecognized stock-based compensation expense	$35,043	$360,713	$5,793	$3,206
Weighted-average amortization period	2.9 years	3.7 years	0.9 years	2.2 years

8.    Net Income Per Share Available to Common Stock
The following table sets forth the computation of our basic and diluted net income per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Basic:
Net income	$144,793	$189,251	$283,224	$390,280
Less: undistributed earnings allocated to participating securities	—	(99)	—	(217)
Net income available to common stockholders, basic	$144,793	$189,152	$283,224	$390,063
Diluted:
Net income attributable to common stockholders, basic	$144,793	$189,152	$283,224	$390,063
Add: undistributed earnings allocated to participating securities	—	6	—	13
Net income attributable to common stockholders, diluted	$144,793	$189,158	$283,224	$390,076
Denominator:
Basic:
Weighted-average shares used in computing net income per share available to common stockholders, basic	75,808	76,552	76,036	76,238
Diluted:
Weighted-average shares used in computing net income per share available to common stockholders, basic	75,808	76,552	76,036	76,238
Add weighted-average effect of dilutive securities:
Stock options and RSUs	3,486	4,775	3,580	5,025
Employee stock purchase plan	4	8	4	8
Weighted-average shares used in computing net income per share available to common stockholders, diluted	79,298	81,335	79,620	81,271
Net income per share attributable to common stockholders:
Basic	$1.91	$2.47	$3.72	$5.12
Diluted	$1.83	$2.33	$3.56	$4.80

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options and RSUs to purchase common stock	334	195	467	179
Employee stock purchase plan	149	31	159	68
Total	483	226	626	247

9.    Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands, except percentages)		(in thousands, except percentages)
Income before income taxes	$175,245	$220,648	$337,064	$427,323
Provision for income taxes	30,452	31,397	53,840	37,043
Effective tax rate	17.4%	14.2%	16.0%	8.7%

The effective tax rates reflect tax expense recorded on pre-tax income in the three months and six months ended June 30, 2020 and June 30, 2019, respectively. The change in effective tax rates in the three months and six months ended June 30, 2020, as compared to the same periods in 2019, was primarily due to a decrease in tax benefits attributable to stock-based compensation.

10.    Segment Information
We operate in one reportable segment. The following table represents revenue based on the customer’s location, as determined by the customer’s shipping address (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Americas	$435,829	$446,370	$836,489	$886,008
Europe, Middle East and Africa	63,977	112,060	136,601	223,329
Asia-Pacific	40,764	49,891	90,509	94,408
Total revenue	$540,570	$608,321	$1,063,599	$1,203,745
Long-lived assets, net, excluding intercompany receivables, investments in subsidiaries, privately-held equity investments and deferred tax assets, by location are summarized as follows (in thousands):

	June 30, 2020	December 31, 2019
United States	$26,954	$32,565
International	8,309	6,708
Total	$35,263	$39,273

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
Our development model is focused on the development of new products based on our EOS software and enhancements to EOS. We engineer our products to be agnostic to the underlying merchant silicon architecture. Today, we combine our EOS software with merchant silicon into a family of switching and routing products. This enables us to focus our research and development resources on our software core competencies and to leverage the investments made by merchant silicon vendors to achieve cost-effective solutions. We work closely with third-party contract manufacturers to manufacture our products. Our contract manufacturers deliver our products to our third-party direct fulfillment facilities. We and our fulfillment partners then perform labeling, final configuration, quality assurance testing and shipment to our customers.
Historically, large purchases by a relatively limited number of end customers have accounted for a significant portion of our revenue. We have experienced unpredictability in the timing of orders from these large end customers primarily due to changes in demand patterns specific to these customers, the time it takes these end customers to evaluate, test, qualify and accept our products, and the overall complexity of these large orders. We expect continued variability in our customer concentration and timing of sales on a quarterly and annual basis. For example, our sales to Microsoft and Facebook as end users in fiscal 2019 collectively represented 40% of our revenue, and benefited from certain factors that are not expected to repeat in fiscal 2020. Consequently, the percentage of our revenue from these customers in fiscal 2020 is expected to decline, which will contribute to an expected year-over-year decline in our revenue for fiscal 2020. In addition, we have provided, and may in the future provide, pricing discounts to large end customers, which may result in lower margins for the period in which such sales occur.
Recent Developments
The global coronavirus (“COVID-19”) pandemic and related shelter in place, travel and social distancing restrictions imposed by governments around the world in an effort to contain or slow its spread have negatively impacted the global economy, disrupted business, sales activities, supply chains and workforce participation, including our own, and created significant volatility and disruption of financial markets, and we expect that the global health crisis caused by COVID-19 will continue to negatively impact business activity for the foreseeable future.
We have taken numerous steps, and will continue to take further actions, in our approach to address COVID-19. We have prioritized the protection of our employees during this pandemic and, as a result, have closed our offices across the globe (including our corporate headquarters) limiting access to only those employees providing essential activities, instructed employees to work from home, and implemented travel restrictions. We continue to work closely with our contract manufacturers and supply chain partners who have experienced delays in component sourcing and the production and export of their products. Although we have worked diligently to drive improvements in these areas, including funding additional working capital and incremental purchase commitments, these delays have negatively impacted our ability to supply products to our customers on a timely basis. We expect to continue to invest in working capital as supply availability improves in order to address the risk of future COVID-19 related supply chain disruptions, but we cannot be certain that such disruptions will not occur.
The extent of the impact of COVID-19 on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic, breadth and duration of containment measures such as restrictions on travel and transportation, and the impact on our customers, partners, contract manufacturers and supply chain, all of which are uncertain and cannot be predicted. However, any continued disruption in manufacturing and supply resulting from the COVID-19 pandemic or related containment measures would negatively impact our business. We also expect that COVID-19 related disruptions may have a negative impact on demand from our customers in future periods. While we have experienced some strength in demand from our cloud titan customers, we expect this may be offset by longer sales cycles with new prospects in the campus and enterprise markets, contributing to an expected year-over-year decline in revenue for the year ending December 31, 2020. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends.
In response to potential future COVID-19 related disruptions to our business, we continue to carefully review our investment and spending plans, cautiously managing discretionary spending while maintaining an ongoing focus on key initiatives. Although management is actively monitoring the impact of COVID-19 on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce, the full impact of the pandemic continues to evolve as of the date of this report. As such, the Company is unable to estimate the effects of COVID-19 on its future results of operations, financial condition, or liquidity.
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
Results of Operations
Three and Six Months Ended June 30, 2020 Compared to Three and Six Months Ended June 30, 2019
Revenue, Cost of Revenue and Gross Profit (in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change in		2020	2019	Change in
	$	$	$	%	$	$	$	%
Revenue
Product	$421,413	$513,171	$(91,758)	(17.9)%	$832,319	$1,018,586	$(186,267)	(18.3)%
Service	119,157	95,150	24,007	25.2	231,280	185,159	46,121	24.9
Total revenue	540,570	608,321	(67,751)	(11.1)	1,063,599	1,203,745	(140,146)	(11.6)
Cost of revenue
Product	176,432	200,534	(24,102)	(12.0)	340,061	398,686	(58,625)	(14.7)
Service	20,049	17,596	2,453	13.9	41,198	34,298	6,900	20.1
Total cost of revenue	196,481	218,130	(21,649)	(9.9)	381,259	432,984	(51,725)	(11.9)
Gross profit	$344,089	$390,191	$(46,102)	(11.8)%	$682,340	$770,761	$(88,421)	(11.5)%
Gross margin	63.7%	64.1%			64.2%	64.0%

Revenue by Geography (in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	% of Total	2019	% of Total	2020	% of Total	2019	% of Total
Americas	$435,829	80.7%	$446,370	73.4%	$836,489	78.7%	$886,008	73.6%
Europe, Middle East and Africa	63,977	11.8	112,060	18.4	136,601	12.8	223,329	18.6
Asia-Pacific	40,764	7.5	49,891	8.2	90,509	8.5	94,408	7.8
Total revenue	$540,570	100.0%	$608,321	100.0%	$1,063,599	100.0%	$1,203,745	100.0%
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
Product revenue decreased $91.8 million, or 17.9%, and $186.3 million, or 18.3%, for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. These decreases were primarily driven by the recognition of $38.1 million and $121.0 million of deferred revenue related to customer acceptance of prior period sales transactions in the three and six months ended June 30, 2019, respectively and some COVID-19 related supply constraints in the first half of fiscal 2020 resulting in extended lead times and constrained shipments to customers. Service revenue increased $24.0 million, or 25.2%, and $46.1 million, or 24.9%, in the three and six months ended June 30, 2020, compared to the same periods in 2019 as a result of continued growth in initial and renewal support contracts as our customer installed base has continued to expand. International revenues represented 19.3% and 21.3% of total revenues in the three and six months ended June 30, 2020, respectively, down from 26.6% and 26.4% compared to the same periods in the prior year. The decrease was primarily due to lower demand in our European region, combined with a move toward U.S. deployments by certain of our large end customers. We continued to experience competitive pricing pressure on our products and services.
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
Cost of revenue decreased $21.6 million, or 9.9%, and $51.7 million, or 11.9%, for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. These decreases were primarily driven by a corresponding decrease in revenue.
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including sales to large end customers who generally receive lower pricing, manufacturing-related costs including costs associated with supply chain sourcing activities, merchant silicon costs, the mix of products sold, and excess and obsolete inventory write-downs, including charges for excess and obsolete component inventory held by our contract manufacturers. We expect our gross margins to fluctuate over time, depending on the factors described above.
Gross margin decreased from 64.1% to 63.7% for the three months ended June 30, 2020, and increased from 64.0% to 64.2% for the six months ended June 30, 2020, compared to the same periods in 2019. Gross margin in each period was negatively impacted by customer mix with higher discounts on larger volume transactions. In addition, we incurred incremental COVID-19 related supply chain costs in current periods that were largely offset by decreased product transition costs, including lower excess and obsolete inventory charges.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change in		2020	2019	Change in
	$	$	$	%	$	$	$	%
Operating expenses:
Research and development	$111,544	$114,295	$(2,751)	(2.4)%	$224,698	$233,964	$(9,266)	(4.0)%
Sales and marketing	51,237	53,040	(1,803)	(3.4)	108,323	104,093	4,230	4.1
General and administrative	14,319	16,019	(1,700)	(10.6)	32,668	31,525	1,143	3.6
Total operating expenses	$177,100	$183,354	$(6,254)	(3.4)%	$365,689	$369,582	$(3,893)	(1.1)%
Research and development
Research and development expenses consist primarily of personnel costs, prototype expenses, third-party engineering and contractor support costs, and an allocated portion of facility and IT costs including depreciation. Our research and development efforts are focused on maintaining and developing additional functionality for our existing products and on new product development, including new releases and upgrades to our EOS software and applications. We plan to continue to expand the capabilities of our cloud networking platform, introduce new products and features and build upon our technology leadership. However, in light of the COVID-19 pandemic, we plan to tightly manage our spending in fiscal 2020, and as a result research and development expenses in fiscal 2020 may decrease from prior year levels.

Research and development expenses decreased $2.8 million, or 2.4%, and $9.3 million, or 4.0%, in the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The decrease in the three months ended June 30, 2020 was primarily due to a decrease in new product introduction costs in the period combined with some COVID-19 related reductions in travel costs. The decrease in the six months ended June 30, 2020 was primarily due to lower new product introduction costs, including third-party engineering and other product development costs. This decrease was partially offset by $5.9 million in severance and other acquisition-related expenses from the Big Switch acquisition, including facilities restructuring costs and retention bonuses.
Sales and marketing
Sales and marketing expenses consist primarily of personnel costs, marketing, trade shows, and other promotional activities, and an allocated portion of facility and IT costs, including depreciation. We intend to continue to prudently manage our sales and marketing spend in fiscal 2020 with some targeted investment in strategic sales activities and, accordingly, expect sales and marketing expenses to remain relatively flat for the remainder of the year as compared to fiscal 2019.
Sales and marketing expenses decreased $1.8 million, or 3.4%, for the three months ended June 30, 2020 compared to the same period in 2019. The decrease primarily resulted from COVID-19 related reductions in marketing and travel expenses, partially offset by increased salaries and stock-based compensation due to increased headcount. The increase of $4.2 million, or 4.1%, in the six months ended June 30, 2020 compared to the same period in 2019, was primarily driven by an increase in salaries and stock-based compensation due to increased headcount, and an increase of $3.7 million in severance and other acquisition-related expenses from the Big Switch acquisition. This increase was partially offset by a reduction in travel expenses and other sales and marketing activities due to COVID-19.
General and administrative
General and administrative expenses consist primarily of personnel costs and professional services fees. General and administrative personnel costs include those for our executive, finance, human resources and legal functions. Our professional services fees are primarily due to external legal, accounting and tax services.
General and administrative expenses decreased $1.7 million, or 10.6%, in the three months ended June 30, 2020 compared to the same period in 2019. The decrease was primarily driven by a decline of $1.2 million in personnel-related costs. The increase of $1.1 million, or 3.6%, for the six months ended June 30, 2020 compared to the same period in 2019 was primarily related to severance and other acquisition-related expenses from the Big Switch acquisition, partially offset by a reduction in litigation-related activities due to the settlement of our litigation with Optumsoft in December 2019.
Other Income, Net (in thousands, except percentages)
Other income consists primarily of interest income from our cash, cash equivalents and marketable securities, gains and losses on our investments in privately-held companies, and foreign currency transaction gains and losses. We expect that interest income from our fixed-income marketable securities will decline for the year ending December 31, 2020 as a result of lower interest rates. In addition, we expect other income may fluctuate in the future as a result of the re-measurement of our private company equity investments upon the occurrence of observable price changes and/or impairments, changes in returns on our cash and cash equivalents and marketable securities, and foreign currency exchange rate fluctuations.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change in		2020	2019	Change in
	$	$	$	%	$	$	$	%
Other income, net:
Interest income	$8,668	$13,107	$(4,439)	(33.9)%	$20,330	$25,005	$(4,675)	(18.7)%
Gain on investments in privately-held companies	—	—	—	—	—	1,150	(1,150)	(100.0)
Other income (expense), net	(412)	704	(1,116)	(158.5)	83	(11)	94	854.5
Total other income, net	$8,256	$13,811	$(5,555)	(40.2)%	$20,413	$26,144	$(5,731)	(21.9)%
The unfavorable change in Other income, net, during the three and six months ended June 30, 2020 as compared to the same periods in 2019 was primarily driven by a decrease in interest income from our fixed-income marketable securities caused by reduced interest rates. In addition, we recorded a gain on our investments in privately-held companies in the six months ended June 30, 2019, which did not recur in the current period.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change in		2020	2019	Change in
	$	$	$	%	$	$	$	%
Income before income taxes	$175,245	$220,648	$(45,403)	(20.6)%	$337,064	$427,323	$(90,259)	(21.1)%
Provision for income taxes	30,452	31,397	(945)	(3.0)%	53,840	37,043	16,797	45.3%
Effective tax rate	17.4%	14.2%			16.0%	8.7%
For the three and six months ended June 30, 2020, we recorded expenses of $30.5 million and $53.8 million for income taxes, respectively. For the three and six months ended June 30, 2019, we recorded expenses of $31.4 million and $37.0 million, respectively. Income taxes for the three months ended June 30, 2020 included lower tax benefits realized from stock-based compensation. The remaining changes in the income taxes were attributable to the overall decrease in worldwide earnings.
Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of June 30, 2020, our total balance of cash, cash equivalents and marketable securities was approximately $2.8 billion, of which approximately $428.9 million was held outside the U.S. in our foreign subsidiaries.
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
Cash Flows

	Six Months Ended June 30,
	2020	2019

	(in thousands)
Cash provided by operating activities	$333,063	$366,476
Cash used in investing activities	(432,759)	(5,510)
Cash used in financing activities	(209,667)	(66,566)
Effect of exchange rate changes	(1,663)	72
Net increase (decrease) in cash, cash equivalents and restricted cash	$(311,026)	$294,472
Cash Flows from Operating Activities
During the six months ended June 30, 2020, cash provided by operating activities was $333.1 million, primarily from net income of $283.2 million and non-cash adjustments to net income of $95.5 million driven by stock-based compensation and depreciation and amortization, and a net $45.6 million increase in working capital requirements. This increase in working capital primarily consisted of an $82.9 million increase in inventory to help mitigate COVID-19 related supply chain disruptions and a

$39.9 million decrease in accrued liabilities related to the timing of corporate bonus payouts. These working capital increases were partially offset by a $31.5 million increase in accounts payable related to the timing of production receipts, a $26.8 million decrease in prepaid taxes, and a $15.3 million decrease in accounts receivable due to strong collections.
During the six months ended June 30, 2019, cash provided by operating activities was $366.5 million, primarily from net income of $390.3 million and non-cash adjustments to net income of $75.8 million, offset partially by a net $99.6 million increase in working capital requirements. The increase in working capital included an $85.0 million decrease in deferred revenue primarily due to the recognition of product deferred revenue related to contract acceptance terms, a $49.6 million increase in inventories primarily related to upcoming product transitions, an $11.3 million increase in accounts receivable due to the timing of billing and cash collections, and a $9.5 million decline in accrued liabilities due to net payments made under our corporate bonus program, and the timing of vendor payments related to product development activities and inventory purchases, partially offset by an increase in manufacturer/supplier liability accruals. These unfavorable changes were partially offset by a $48.9 million decrease in prepaid expenses and other current assets including a reduction in deferred cost of inventory related to recognition of product deferred revenue, and a $14.4 million increase in income taxes payable.
Cash Flows from Investing Activities
During the six months ended June 30, 2020, cash used in investing activities was $432.8 million, consisting of purchases of available-for-sale securities of $1,236.5 million, $66.3 million for the acquisition of Big Switch, and purchases of property and equipment of $5.2 million, partially offset by proceeds from maturities of marketable securities of $875.2 million.

During the six months ended June 30, 2019, cash used in investing activities was $5.5 million, consisting of purchases of available-for-sale securities of $549.4 million, and purchases of property and equipment of $8.6 million, partially offset by $552.5 million from maturities of marketable securities.
Cash Flows from Financing Activities
During the six months ended June 30, 2020, cash used in financing activities was $209.7 million, consisting of payments for repurchases of our common stock from the open market of $227.9 million, and taxes paid of $4.0 million upon vesting of restricted stock units, offset partially by proceeds from the issuance of common stock under employee equity incentive plans of $22.2 million.
During the six months ended June 30, 2019, cash used in financing activities was $66.6 million, consisting of payments for repurchases of our common stock from the open market of $100.0 million and taxes paid of $4.7 million upon vesting of restricted stock units, offset partially by proceeds from the issuance of common stock under employee equity incentive plans of $38.1 million.
Stock Repurchase Program
From time to time, we repurchase our common stock opportunistically pursuant to our Repurchase Program authorized by our board of directors in April 2019. The Repurchase Program allows for stock repurchases of up to $1.0 billion and these repurchases are funded from working capital. The Repurchase Program, which expires in April 2022, does not obligate us to acquire any of our common stock, and may be suspended or discontinued by us at any time without prior notice. During the three months ended June 30, 2020, there was no stock repurchase activity. As of June 30, 2020, the remaining authorized amount for repurchases under the Repurchase Program was $506.0 million. Refer to Note 7. Stockholders' Equity of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for further discussion.
Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
Our contractual commitments will have an impact on our future liquidity. Our contractual obligations represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through cash generated from operations and from our existing balances of cash, cash equivalent and marketable securities. As of June 30, 2020, our principal commitments consist primarily of obligations under operating leases for offices and data centers and purchase commitments with our contract manufacturers and suppliers. See Note 6. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for our purchase commitments as of June 30, 2020.

Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected. We believe the critical accounting policies and estimates, discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K filed with the SEC on February 14, 2020, reflect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K.
Recent Accounting Pronouncements
Refer to the section(s) titled “Recently Adopted Accounting Pronouncements” in Note 1. Organization and Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates, interest rates and investments in privately-held companies. The ongoing COVID-19 pandemic has increased the volatility of global financial markets, which may increase our foreign currency exchange risk and interest rate risk. For further discussion of the potential impacts of the COVID-19 pandemic on our business, operating results, and financial condition, see Risk Factors included in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
Interest Rate Sensitivity
As of June 30, 2020 and December 31, 2019, we had cash, cash equivalents and available-for-sale marketable securities totaling $2.8 billion and $2.7 billion, respectively. Cash equivalents and marketable securities were invested primarily in money market funds, corporate bonds, U.S. agency mortgage-backed securities, U.S. treasury securities and commercial paper. Our primary investment objectives are to preserve capital and maintain liquidity requirements. In addition, our policy limits the amount of credit exposure to any single issuer. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the U.S. A decline in interest rates would reduce our interest income on our cash, cash equivalents and marketable securities. For the three and six months ended June 30, 2020, the effect of a hypothetical 100 basis point increase or decrease in overall interest rates would not have had a material impact on our interest income.
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
Investments in Privately-Held Companies
Our non-marketable equity investments in privately-held companies are recorded in “Investments” in our condensed consolidated balance sheets. As of June 30, 2020 and December 31, 2019, the total carrying amount of our investments in privately-held companies was $4.2 million. See Note 5. Investments of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, that occurred during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

The COVID-19 pandemic and the related shelter in place, travel and social distancing restrictions have resulted in significant business disruptions and a downturn in the global economy. This pandemic has had and will continue to have an adverse impact on the business operations of our customers, partners, manufacturers, suppliers, distribution fulfillment centers and service depots. The impact of this pandemic is uncertain, difficult to predict and could have a material adverse effect on our business and financial performance.

To comply with the shelter in place orders and to safeguard our employees, we closed all of our offices, with limited exceptions for essential employees in certain locations, and the vast majority of our employees continue to work from home. These changes may have a negative impact on our sales and marketing efforts, product research and development, other business activities, and overall productivity.

As a result of the COVID-19 pandemic, we also have experienced, and may continue to experience, manufacturing and supply chain disruptions. During the COVID-19 pandemic, manufacturing and supply chain disruptions, labor shortages and logistic challenges have emerged and may continue for an extended time period. Our contract manufacturers in Malaysia, Mexico and the United States are impacted by the pandemic and have experienced delays in production and delays in exporting products. While our contract manufacturers are currently operational, they are not at full capacity which causes supply constraints, and certain manufacturing facilities have experienced temporary closures. The COVID-19 pandemic could result in further closures of manufacturing facilities, which could interfere with our ability to fulfill customer orders. As a result of these manufacturing disruptions, the lead times for our products have increased. Similar to our manufacturing facilities, our direct fulfillment centers and service depots continue to operate with varying degrees of government restriction on access, which can materially impact our ability to ship product or provide support services to our customers. In addition, Arista manufacturing and direct fulfillment facilities are dependent on components provided by suppliers around the world, and these suppliers are also negatively impacted by the pandemic and have experienced disruptions in their operations. Other operational challenges may arise during the COVID-19 pandemic. Any further restrictions or disruptions on our contract manufacturers, direct fulfillment centers, service depots, suppliers and logistic providers could result in a worsening of supply constraints, cause us to be unable to fulfill customer orders, further extend lead times for our products, and adversely affect our business and results of operations.

The COVID-19 pandemic is impacting all countries where Arista and our customers operate and is disrupting sales activity. We may experience sales declines if these restrictions remain in place for an extended period and if the economic downturn continues. For example, our sales operations and marketing and demand generation efforts may be disrupted as business travel, industry events and customer events are canceled. The COVID-19 pandemic could impact our ability to add new customers, as potential new customers may refrain from evaluating and implementing new vendors. Customers may delay purchasing decisions, cancel orders, or redirect resources for capital expenditures in response to the COVID-19 pandemic, and sales channels may be disrupted. Sales cycles with our customers may be extended as customer operations, expenditures and network equipment upgrade cycles have been disrupted by the COVID-19 pandemic. Enterprise and corporate campus customers may lower investments in on-premise infrastructure as working from home may become the new normal for a greater number of employees. In addition, to address longer product lead times, customers may purchase products in advance of demand, which could result in lower purchasing in subsequent quarters or may result in the cancellation of such orders prior to shipment if infrastructure projects are delayed or canceled or if financial conditions worsen. Any such disruption or reduction in the demand for our products would have a material adverse effect on our business and results of operations.

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
Historically, large purchases by a relatively limited number of end customers have accounted for a significant portion of our revenue, particularly in the cloud networking market. Many of these end customers make large purchases to complete or upgrade specific data center installations and are typically made on a purchase-order basis rather than pursuant to long-term contracts. For example, revenue from sales to Microsoft, through our channel partner, World Wide Technology, Inc., accounted for 23%, 27% and 16% of our revenue for the years ended December 31, 2019, 2018 and 2017, respectively. In addition, revenue from sales to Facebook, through our channel partners, accounted for 17% of our revenue for the year ended December 31, 2019. Our sales to these end customers collectively accounted for 40% of our revenue in fiscal 2019 and benefited from certain factors that are not expected to be repeated in fiscal 2020 or future years. As a result, the percentage of our revenue from these end customers in fiscal 2020 is expected to decline, which will contribute to an expected decrease in our year-over-year revenue.
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
We may be unable to sustain or increase our revenue from our large end customers, grow revenues with new or other existing end customers at the rate we anticipate or at all, or offset the discontinuation of concentrated purchases by our larger end customers with purchases by new or existing end customers. These customers can drive the growth in revenue for particular products and services based on factors such as: trends in the networking market, business mergers and acquisitions, trends in economic conditions and the overall fast growth of a customer’s underlying business. These customers could choose to divert all or a portion of their business with us to one of our competitors, re-assign spending allocations, increase their adoption of "white box" solutions and open source network operating systems, demand pricing concessions for our services, require us to provide enhanced services that increase our costs, or reduce their spending levels. If these factors drove some of our large customers to cancel all or a portion of their business relationships with us, the growth in our business and the ability to meet our current and long-term financial forecasts may be materially impacted. We expect that such concentrated purchases will continue to contribute materially to our revenue for the foreseeable future and that our results of operations may fluctuate materially as a result of such larger end customers’ buying patterns. In addition, we may see consolidation of our customer base, such as among Internet companies and cloud service providers, which could result in loss of end customers. The loss of such end customers, or a significant delay or reduction in their purchases, including reductions or delays due to customer departures from recent buying patterns, or an unfavorable change in competitive conditions could materially harm our business, financial condition, results of operations and prospects. For example, we have experienced reduced and volatile demand from certain of our large end customers during the year ended December 31, 2019, and expect this could continue in future periods.

Adverse economic conditions or reduced information technology and network infrastructure spending may adversely affect our business, financial condition, results of operations and prospects.
Our business depends on the overall demand for information technology, network connectivity and access to data and applications. Weak domestic or global economic conditions, fear or anticipation of such conditions, international trade disputes, global pandemics, or a reduction in information technology and network infrastructure spending even if economic conditions improve, could adversely affect our business, financial condition, results of operations and prospects in a number of ways, including longer sales cycles, lower prices for our products and services, higher default rates among our distributors, reduced unit sales and lower or no growth. For example, the global macroeconomic environment could be negatively affected by, among other things, the COVID-19 pandemic or other epidemics, instability in global economic markets resulting from increased U.S. trade tariffs and trade disputes between the U.S. and other countries, instability in the global credit markets, the impact and uncertainty regarding global central bank monetary policy, rising interest rates and increased inflation, including the instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, economic challenges in China, ongoing political demonstrations in Hong Kong, and foreign governmental debt concerns. Such challenges have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets, particularly if any future sovereign debt defaults or significant bank failures or defaults occur. In addition, the COVID-19 pandemic has caused business disruptions around the world and may result in customers delaying or canceling capital expenditures on information technology and network infrastructure. Market uncertainty and instability in Europe or Asia could intensify or spread further, particularly if ongoing stabilization efforts prove insufficient. Continuing or worsening economic instability could adversely affect spending for IT, network infrastructure, systems and tools. Continued turmoil due to the COVID-19 pandemic and in the geopolitical environment in many parts of the world may also affect the overall demand for our products. A longer period of economic uncertainty or a downturn may also significantly affect financing markets, the availability of capital and the terms and conditions of financing arrangements, including the overall cost of financing as well as the financial health or creditworthiness of our end customers. Circumstances may arise in which we need, or desire, to raise additional capital, and such capital may not be available on commercially reasonable terms, or at all.
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
Our ability to continue to compete effectively in a rapidly evolving market requires that we successfully release new products that meet the increasingly sophisticated networking requirements of our end customers. For example, we introduced our 7800R family of products for demanding 400G cloud networks and the next generation of the Arista 7500R, 7280R Series. However, the ramp in production of our 400G products has been delayed because of the limited availability of optical components. The success of new product introductions will depend on a number of factors including, but not limited to, timely and successful product development, market acceptance of our new products, our ability to penetrate new markets, our ability to manage the risks associated with new product production ramp-up issues, the timely development and availability of new merchant silicon chips from our suppliers, the effective management of purchase commitments and inventory in line with anticipated product demand, the availability of products in appropriate quantities and costs to meet anticipated demand, and the risk that new products may have quality or other defects or deficiencies in the early stages of introduction. For example, our new product releases will require strong execution from our third-party merchant silicon chip suppliers to develop and release new merchant silicon chips that satisfy end-customer requirements, to meet expected release schedules and to provide sufficient quantities of these components. In addition, we introduced Arista Cognitive Cloud Networking for the Campus as well as Mojo Cognitive WiFi and Metamako low latency switches. If we are unable to successfully manage our product introductions or transitions, or if we fail to penetrate new markets, as a result of any of these or other factors, our business, financial condition, results of operations and prospects could be adversely affected.
Our revenue and our revenue growth rate may decline.
Our revenue growth rate in previous periods may not be indicative of our future performance. We have experienced annual revenue growth rates of 12.1%, 30.7%, and 45.8% in 2019, 2018, and 2017, respectively. In the future, we expect our revenue and our revenue growth rate to decline as we have become more penetrated with our existing customer base and product markets and as we look to enter and expand into new target markets. In addition, we expect that COVID-19 related disruptions may have a negative impact on demand from our customers in future periods and our ability to add new customers.  While we expect to see some strength in demand from our cloud titan customers, this may be offset by longer sales cycles with new prospects in the campus and enterprise markets, contributing to an expected a year-over-year decline in revenue for the year ending December 31, 2020. Other factors may also contribute to declines in our growth rates, including changes in demand for our products and services, particularly from our large end customers, changes in capital spending by our large end customers, increased competition, our ability to successfully manage our expansion or continue to capitalize on growth opportunities, the maturation of our business, general economic and international trade conditions, and our ability to be successful in adjacent markets, such as the campus switching and WiFi networking markets. For example, we have experienced volatility in demand from certain of our large end customers during 2019 resulting in slower overall revenue growth. Overall demand from larger customers may decline in future periods, which would impact our future revenue growth. You should not rely on our revenue for any prior quarterly or annual period as an indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected and our stock price could be volatile.
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
Our results of operations have historically varied from period to period, and we expect that this trend will continue. As a result, you should not rely upon our past financial results for any period as indicators of future performance. Our results of operations in any given period can be influenced by a number of factors, many of which are outside of our control and may be difficult to predict, including:

•
the economic disruption caused by COVID-19 and the government issued shelter in place orders, travel restrictions, social distancing requirements, and other restrictions on movement in response to the pandemic on us and our customers, suppliers and partners;

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

•	general economic conditions, both domestically and in foreign markets;

•	health epidemics;

•	increases in cybersecurity threats; and

•	other risk factors described in this Quarterly Report on Form 10-Q.
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
Managing our extended supply chain is complex, and our inventory management systems and related supply-chain visibility tools may not enable us to forecast accurately and effectively manage the supply of our products and product components. Our ability to manage our supply chain may also be adversely affected by other factors including shortages of components used to manufacture our products, a reduction or interruption of supply, prioritization of component shipments to other vendors, cessation of manufacturing of such components by our suppliers and geopolitical conditions such as the U.S. trade war with China and the impact of public health epidemics like the COVID-19 pandemic. Insufficient component supply, or any increases in the time required to manufacture our products, may lead to inventory shortages that could result in increased customer lead times for our products, delayed revenue or loss of sales opportunities altogether as potential end customers turn to competitors’ products that are readily available. For example, we have been delayed in ramping our 400G products because of the limited availability of optical components. In addition, the COVID-19 pandemic has created manufacturing and supply chain disruptions, including temporary closures of certain of our contract manufacturer facilities and shortages of certain components and, as a result, has extended lead times for our products.

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
Our reliance on component suppliers also yields the potential for their infringement or misappropriation of third-party intellectual property rights with respect to components which may be incorporated into our products. We may not be indemnified by such component suppliers for such infringement or misappropriation claims. Any litigation for which we do not receive indemnification could require us to incur significant legal expenses in defending against such claims or require us to pay substantial royalty payments or settlement amounts that would not be reimbursed by our component suppliers.
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
From time to time, we have had to replace certain components of products that we had shipped and provide remediation in response to the discovery of defects or bugs, including failures in software protocols or defective component batches resulting in reliability issues, in such products, and we may be required to do so in the future. We may also be required to provide full replacements or refunds for such defective products. We cannot assure you that such remediation would not have a material effect on our business, financial condition, results of operations and prospects. See the risk factor titled “Our business is subject to the risks of warranty claims, product returns, product liability and product defects.”
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
We and our contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and analysis from our sales and marketing organizations, adjusted for overall market conditions and other factors. To the extent our forecasts are materially inaccurate or if we otherwise do not need such inventory, we may under- or over-procure inventory, and such inaccuracies in our forecasts could materially adversely affect our business, financial condition and results of operations.
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
Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel, particularly software engineering and sales personnel. In addition, our success in expanding into adjacent markets including the enterprise market requires a significant investment of time, effort and financial resources into hiring and training our sales force to address these markets. Competition for highly skilled personnel is often intense, especially in the San Francisco Bay Area where we have a substantial presence and need for highly skilled personnel. Many of the companies with which we compete for experienced personnel have greater resources than we have to provide more attractive compensation packages and other amenities. Research and development personnel are aggressively recruited by startup and growth companies, which are especially active in many of the technical areas and geographic regions in which we conduct product development. In addition, in making employment decisions, particularly in the high-technology industry, job candidates often consider the value of the stock-based compensation they are to receive in connection with their employment. Declines in the market price of our stock could adversely affect our ability to attract, motivate or retain key employees. Additionally, pandemics such as the COVID-19 pandemic, may interfere with our ability to hire or retain personnel. For example, in response to the COVID-19 pandemic, the United States has suspended entry of foreign nationals who have recently been in China, the UK, and numerous countries within the European Union into the United States, which could impact our ability to attract, develop, integrate and retain highly skilled employees with appropriate qualifications from other countries. If we are unable to attract or retain qualified personnel, or if there are delays in hiring required personnel, our business, financial condition, results of operations and prospects may be seriously harmed.
Also, to the extent we hire personnel from competitors, we may be subject to allegations that such personnel has been improperly solicited, that such personnel has divulged proprietary or other confidential information or that former employers own certain inventions or other work product. Such claims could result in litigation. Please see the risk factor titled “We may become involved in litigation that may materially adversely affect us.”
We employ a number of foreign nationals who are required to obtain visas and entry permits in order to legally work in the United States and other countries. The United States has recently increased the level of scrutiny in granting H-1(B), L-1 and other business visas, and the current administration has indicated that immigration reform is a priority. In addition, the U.S. President recently signed an executive order suspending the issuance of green cards and employment-based visas through the end of 2020, describing it as an effort to protect Americans from competition from foreign workers during the COVID-19 pandemic. Our compliance with United States immigration and labor laws could require us to incur additional unexpected labor costs and expenses or could restrain our ability to retain skilled professionals.
Our future performance also depends on the continued services and continuing contributions of our senior management to execute our business plan and to identify and pursue new opportunities and product innovations. Our employment arrangements with our employees do not require that they continue to work for us for any specified period, and therefore, they could terminate their employment with us at any time. The loss of our key personnel, including Jayshree Ullal, our Chief Executive Officer, Andreas Bechtolsheim, our Founder and Chief Development Officer, Kenneth Duda, our Founder, Chief Technology Officer and SVP of Software Engineering, Anshul Sadana, our Chief Operating Officer, or other members of our senior management team, sales and marketing team or engineering team, or any difficulty attracting or retaining other highly qualified personnel in the future, could significantly delay or prevent the achievement of our development and strategic objectives, which could adversely affect our business, financial condition, results of operations and prospects.
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
Additionally, the U.S. government has adopted broader sanctions and embargoes that generally forbid supplying many items to or involving certain countries, territories, governments, legal entities and individuals, including restrictions imposed by the U.S. and the European Union, or EU, on exports to Russia and Ukraine. We have implemented systems to detect and prevent sales into these countries or to prohibit entities or individuals, but we are necessarily dependent in part on our third-party suppliers and distributors to implement these systems. We cannot assure you that these systems will always be effective, or that our suppliers and distributors effectively implement our systems to detect and prevent such sales without our prior knowledge, and we may incur additional unexpected costs or expenses to comply with applicable trade restrictions.
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

•
deterioration of political relations between the U.S. and Canada, the United Kingdom, the EU, Mexico and China, which could have a material adverse effect on our sales and operations in these countries;

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
On January 31, 2020, the United Kingdom, or UK, left the EU (commonly referred to as “Brexit”). Brexit creates an uncertain political and economic environment in the UK and potentially across other EU member states for the foreseeable future, including during any period while the terms of the future relationship between the UK and EU are being negotiated and such uncertainties could impair or limit our ability to transact business in the member EU states. Additionally, there also is a risk that other countries may decide to leave the EU.
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
There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect trade policies, treaties, tariffs and taxes. In 2018, the Office of the U.S. Trade Representative (the “USTR”) enacted a tariff of 10% on imports into the U.S. from China, including communications equipment products and components manufactured and imported from China. Since then, additional tariffs have been imposed by the USTR on imports into the United States from China, and China has also imposed tariffs on imports into China from the United States.

Although the United States and China signed an interim trade agreement in January 2020, the parties are continuing to negotiate a trade agreement. In addition, due to concerns with the security of products and services from certain telecommunications and video providers based in China, Congress has enacted bans on the use of certain Chinese-origin components or systems either in items sold to the U.S. government or in the internal networks of government contractors and subcontractors (even if those networks are not used for government-related projects).
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
The third-party asserters of intellectual property claims may be unreasonable in their demands, or may simply refuse to settle, which could lead to expensive settlement payments, longer periods of litigation and related expenses, additional burdens on employees or other resources, distraction from our business, supply stoppages and lost sales.
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
We anticipate increasing our sales efforts to U.S. and foreign, federal, state and local governmental end customers in the future. Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. The substantial majority of our sales to date to government entities have been made indirectly through our channel partners. Government certification requirements for products like ours may change and, in doing so, restrict our ability to sell into the government sector until we have attained revised certifications. Government demand and payment for our products and services may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and services. Government entities may have statutory, contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future business, financial condition, results of operations and prospects. Selling to government entities may also require us to comply with various regulations that are not applicable to sales to non-government entities, including regulations that may relate to pricing, classified material, prohibitions against use of certain foreign components in our products and services and other matters. Complying with such regulations may also require us to put in place controls and procedures to monitor compliance with the applicable regulations that may be costly or not possible. We are not currently certified to perform work under classified contracts with government entities. Failure to comply with any such regulations could adversely affect our business, prospects, results of operations and financial condition. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government ceasing to buy our products and services, a reduction of revenue, fines or civil or criminal liability if the audit uncovers improper or illegal activities, any of which could materially adversely affect our business, financial condition, results of operations and prospects. The U.S. government may require certain products that it purchases to be manufactured in the U.S. and other relatively high-cost manufacturing locations, and we may not manufacture all products in locations that meet these requirements. Any of these and other circumstances could have a material adverse effect on our business, financial condition, results of operations and prospects.
We may invest in or acquire other businesses which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our business, financial condition, results of operations and prospects.
As part of our business strategy, we may make investments in complementary companies, products or technologies which could involve licenses, additional channels of distribution, discount pricing or investments in or acquisitions of other companies. For example, we completed the acquisition of Big Switch Networks in February 2020, the acquisition of Mojo in August 2018 and the acquisition of Metamako in September 2018. However, we do not have significant experience in making investments in other companies, nor had we made any acquisitions prior to acquiring Mojo, and as a result, our ability as an organization to evaluate and/or complete investments or acquire and integrate other companies, products or technologies in a successful manner is unproven. We may not be able to find suitable investment or acquisition candidates, and we may not be able to complete such investments or acquisitions on favorable terms, if at all. If we do complete investments or acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any investments or acquisitions we complete could be viewed negatively by our end customers, investors and securities analysts.

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
For example, the COVID-19 pandemic has created manufacturing disruptions, supply chain disruptions and supply shortages, labor shortages and logistic challenges. Any health epidemic, such as the COVID-19 pandemic, could have a material adverse effect on our ability to obtain components for our products that are supplied from Asia or to manufacture our products in Asia. Any such disruption of our suppliers or our contract manufacturers would likely impact our sales and operating results. In addition, a health epidemic could adversely affect the economies of many countries, resulting in an economic downturn that could affect demand for our products and likely impact our operating results. The COVID-19 pandemic has resulted in significant business disruptions and a downturn in the global economy, and the pandemic is impacting countries where we and our customers operate.
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
Significant judgment is required to evaluate our tax positions and determine our income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely affect income taxes or additional paid-in capital. In addition, tax laws are dynamic and subject to change as evidenced by the Tax Act. As new laws are passed and new interpretations of the law are issued or applied, our income taxes may be affected. Changes to U.S. tax laws, including taxation of earnings outside of the U.S., the introduction of a base erosion anti-abuse tax and the disallowance of tax deductions for certain book expense, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our earnings, as well as cash and cash equivalent balances we currently maintain. Furthermore, due to shifting economic and political conditions, tax policies or rates in various jurisdictions may be subject to significant change. For example, on June 7, 2019, the Court of Appeals for the Ninth Circuit issued an opinion on Altera Corporation and Subsidiaries vs. Commissioner on Internal Revenue (the "Opinion"). The Opinion overturned the Tax Court decision and ruled in favor of the Commissioner validating the regulations requiring stock-based compensation to be included in a cost sharing arrangement. As a result of the Opinion, we have changed our position and determined it is more likely than not that these regulations are valid and recognized an income tax expense of $9.8 million for the cumulative effect of this position in the period ending June 30, 2019. On June 22, 2020, the Supreme Court of the United States announced that it was denying the petition for certiorari and would not review the Opinion; therefore, the Opinion stands as the final decision for taxpayers in the 9th Circuit. Since our accounting position heretofore remains consistent with the Opinion, there was no impact to our tax provision in the current quarter following the Supreme Court's denial of certiorari.

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
Based on shares outstanding as of June 30, 2020, holders of approximately 22.1% of our common stock have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, we have registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. If holders, by exercising their registration rights, sell large numbers of shares, it could adversely affect the market price of our common stock.
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
Our directors, executive officers and each of our stockholders who own greater than 10% of our outstanding common stock together with their affiliates, in the aggregate, beneficially own approximately 22.5% of the outstanding shares of our common stock, based on shares outstanding as of June 30, 2020. As a result, these stockholders, if acting together, could exercise a significant level of influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
On May 2, 2019, we announced that our board of directors had approved the Repurchase Program (see Note 7. Stockholders' Equity of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q). There were no shares repurchased under the Repurchase Program during the three months ended June 30, 2020.
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

Arista Networks, Inc.
(Registrant)

Date:	August 4, 2020	By:	/s/ JAYSHREE ULLAL
Jayshree Ullal
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 4, 2020	By:	/s/ ITA BRENNAN
Ita Brennan
Chief Financial Officer
(Principal Accounting and Financial Officer)