Form 10-Q
period 2020-09-30
Arista Networks, Inc.
filed 2020-11-03
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of October 27, 2020 was 75,661,464.

ARISTA NETWORKS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ARISTA NETWORKS, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except par value)

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$970,349	$1,111,286
Marketable securities	1,875,552	1,613,082
Accounts receivable, net of rebates and allowances of $4,326 and $6,160, respectively	300,217	391,987
Inventories	438,102	243,825
Prepaid expenses and other current assets	69,647	111,456
Total current assets	3,653,867	3,471,636
Property and equipment, net	32,670	39,273
Acquisition-related intangible assets, net	77,752	45,235
Goodwill	84,968	54,855
Investments	4,150	4,150
Operating lease right-of-use assets	79,929	87,770
Deferred tax assets	443,229	452,025
Other assets	22,807	30,346
TOTAL ASSETS	$4,399,372	$4,185,290
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$163,102	$92,105
Accrued liabilities	110,348	140,249
Deferred revenue	321,290	312,668
Other current liabilities	70,043	52,052
Total current liabilities	664,783	597,074
Income taxes payable	47,918	55,485
Operating lease liabilities, non-current	74,903	83,022
Deferred revenue, non-current	241,014	262,620
Deferred tax liabilities, non-current	247,712	254,710
Other long-term liabilities	39,165	37,693
TOTAL LIABILITIES	1,315,495	1,290,604
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100,000 shares authorized and no shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value—1,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 75,632 and 76,389 shares issued and outstanding as of September 30, 2020 and December 31, 2019	8	8
Additional paid-in capital	1,240,147	1,106,305
Retained earnings	1,844,656	1,788,230
Accumulated other comprehensive income (loss)	(934)	143
TOTAL STOCKHOLDERS’ EQUITY	3,083,877	2,894,686
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,399,372	$4,185,290
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Product	$480,242	$555,066	$1,312,561	$1,573,652
Service	125,189	99,349	356,469	284,508
Total revenue	605,431	654,415	1,669,030	1,858,160
Cost of revenue:
Product	199,465	218,220	539,526	616,906
Service	21,004	18,921	62,202	53,219
Total cost of revenue	220,469	237,141	601,728	670,125
Gross profit	384,962	417,274	1,067,302	1,188,035
Operating expenses:
Research and development	128,049	118,732	352,747	352,696
Sales and marketing	53,372	55,279	161,695	159,372
General and administrative	15,146	14,657	47,814	46,182
Total operating expenses	196,567	188,668	562,256	558,250
Income from operations	188,395	228,606	505,046	629,785
Other income, net	13,224	19,169	33,637	45,313
Income before income taxes	201,619	247,775	538,683	675,098
Provision for income taxes	33,244	38,880	87,084	75,923
Net income	$168,375	$208,895	$451,599	$599,175
Net income attributable to common stockholders:
Basic	$168,375	$208,799	$451,599	$598,861
Diluted	$168,375	$208,804	$451,599	$598,880
Net income per share attributable to common stockholders:
Basic	$2.22	$2.73	$5.94	$7.85
Diluted	$2.12	$2.59	$5.68	$7.38
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	75,999	76,426	76,024	76,301
Diluted	79,313	80,753	79,519	81,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$168,375	$208,895	$451,599	$599,175
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,065	(1,730)	(481)	(1,767)
Available-for-sale investments:
Change in net unrealized gains (losses) on available-for-sale securities	(390)	(104)	8,836	5,962
Less: reclassification adjustment for net (gains) included in net income	(9,432)	—	(9,432)	—
Net change	(9,822)	(104)	(596)	5,962
Other comprehensive income (loss)	(8,757)	(1,834)	(1,077)	4,195
Comprehensive income	$159,618	$207,061	$450,522	$603,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands)

	Three Months Ended September 30, 2020						Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of period	75,964	$8	$1,185,093	$1,843,559	$7,823	$3,036,483	76,389	$8	$1,106,305	$1,788,230	$143	$2,894,686
Net income	—	—	—	168,375	—	168,375	—	—	—	451,599	—	451,599
Other comprehensive loss, net of tax	—	—	—	—	(8,757)	(8,757)	—	—	—	—	(1,077)	(1,077)
Stock-based compensation	—	—	36,469	—	—	36,469	—	—	96,947	—	—	96,947
Issuance of common stock in connection with employee equity incentive plans	480	—	20,476	—	—	20,476	1,281	—	42,704			42,704
Tax withholding paid for net share settlement of equity awards	(9)	—	(1,932)	—	—	(1,932)	(26)	—	(5,932)	—	—	(5,932)
Vesting of early-exercised stock options	—	—	41	—	—	41	—	—	123	—	—	123
Repurchase of common stock	(803)	—	—	(167,278)	—	(167,278)	(2,012)	—	—	(395,173)	—	(395,173)
Balance at end of period	75,632	$8	$1,240,147	$1,844,656	$(934)	$3,083,877	75,632	$8	$1,240,147	$1,844,656	$(934)	$3,083,877

	Three Months Ended September 30, 2019						Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of period	76,555	$8	$1,038,740	$1,484,777	$2,035	$2,525,560	75,668	$8	$956,572	$1,190,803	$(3,994)	$2,143,389
Cumulative-effect adjustment to beginning balance(1)	—	—	—	—	—	—	—	—	—	3,702	—	3,702
Net income	—	—	—	208,895	—	208,895	—	—	—	599,175	—	599,175
Other comprehensive income (loss), net of tax	—	—	—	—	(1,834)	(1,834)	—	—	—	—	4,195	4,195
Stock-based compensation	—	—	26,257	—	—	26,257	—	—	74,845	—	—	74,845
Issuance of common stock in connection with employee equity incentive plans	336	—	14,073	—	—	14,073	1,648	—	52,177			52,177
Tax withholding paid for net share settlement of equity awards	(11)	—	(2,407)	—	—	(2,407)	(29)	—	(7,069)	—	—	(7,069)
Vesting of early-exercised stock options	—	—	69	—	—	69	—	—	207	—	—	207
Repurchase of common stock	(512)	—	—	(114,609)	—	(114,609)	(919)	—	—	(214,617)	—	(214,617)
Balance at end of period	76,368	$8	$1,076,732	$1,579,063	$201	$2,656,004	76,368	$8	$1,076,732	$1,579,063	$201	$2,656,004
_________________________________________
(1) On January 1, 2019, we adopted Accounting Standard Codification Topic 842 - Leases (“ASC 842”), which resulted in a cumulative-effect adjustment to the beginning balance of Retained Earnings for 2019.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$451,599	$599,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	31,975	24,948
Stock-based compensation	96,947	74,845
Noncash lease expense	12,606	12,007
Deferred income taxes	3,261	10,945
Gain on sale of marketable securities	(9,432)	—
Gain on investments in privately-held companies	—	(5,427)
Amortization (accretion) of investment premiums (discounts)	6,030	(6,032)
Changes in operating assets and liabilities:
Accounts receivable, net	98,271	(115,475)
Inventories	(193,996)	24,951
Prepaid expenses and other current assets	38,654	59,388
Other assets	7,850	(7,009)
Accounts payable	71,803	(14,361)
Accrued liabilities	(29,811)	5,731
Deferred revenue	(34,449)	(58,216)
Income taxes payable	(1,667)	29,808
Other liabilities	(1,451)	595
Net cash provided by operating activities	548,190	635,873
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	1,183,601	806,519
Purchases of marketable securities	(2,216,436)	(840,098)
Business acquisitions, net of cash acquired	(66,317)	(1,365)
Purchases of property and equipment	(7,701)	(13,319)
Proceeds from investments in privately-held companies	3,399	28,220
Proceeds from sale of marketable securities	772,978	—
Net cash used in investing activities	(330,476)	(20,043)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity plans	42,704	52,177
Tax withholding paid on behalf of employees for net share settlement	(5,932)	(7,069)
Repurchase of common stock	(395,173)	(214,617)
Net cash provided used in financing activities	(358,401)	(169,509)
Effect of exchange rate changes	(246)	(994)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(140,933)	445,327
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —Beginning of period	1,115,515	654,164
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period (1)	$974,582	$1,099,491

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Right-of-use assets recognized upon the adoption of ASC 842	$—	$93,207
Right-of-use assets obtained in exchange for new operating lease liabilities	5,031	10,948
Property and equipment included in accounts payable and accrued liabilities	456	684
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
Basis of Presentation and Principles of Consolidation
    The accompanying unaudited condensed consolidated financial statements include the accounts of Arista Networks, Inc. and its wholly owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three and nine months ended September 30, 2020, are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. All significant inter-company accounts and transactions have been eliminated.
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
    Our contract manufacturers and suppliers have experienced delays in the production and export of their products, which have negatively impacted our supply chain and could negatively impact our business in the future. In addition, we expect that COVID-19 related disruptions may have a negative impact on demand from our customers in future periods and contribute to an expected year-over-year decline in revenues for the year ending December 31, 2020. However, the extent of the impact of COVID-19 on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, and the impact of any initiatives and programs we may undertake to address financial and operational challenges, will depend on future developments, including the duration and spread of the pandemic and related mitigation efforts, as well as restrictions on travel and transport, all of which are uncertain and cannot be predicted. Management is actively monitoring the impact of the pandemic on the Company's financial condition, liquidity, operations, suppliers, industry, and workforce. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.

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

2.    Business Combinations
    On February 5, 2020, the Company completed its acquisition of Big Switch Networks, Inc. (“Big Switch”), a network monitoring and software-defined networking pioneer headquartered in Santa Clara, California. With the acquisition of Big Switch, we expect to expand our data center networking solutions and further strengthen our network monitoring and observability suite delivered through Arista’s software platform CloudVision and DANZ (DataANalyZer) capabilities.
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
    The acquired intangible assets are amortized on a straight-line basis over their estimated useful lives as we believe this method most closely reflects the pattern in which the economic benefits of the assets will be consumed. The following table shows the valuation of the intangible assets acquired (in thousands) along with their estimated useful lives:

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
    We measure and report our cash equivalents, restricted cash, and available-for-sale marketable securities at fair value on a recurring basis. The following tables summarize the amortized costs, unrealized gains and losses and fair value of these financial assets by significant investment category and their level within the fair value hierarchy (in thousands):

	September 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Level I	Level II	Level III
Financial Assets:
Cash Equivalents:
Money market funds	$478,702	$—	$—	$478,702	$478,702	$—	$—
U.S. Treasuries	73,656	—	—	73,656	73,656	—	—
	552,358	—	—	552,358	552,358	—	—
Marketable Securities:
Commercial paper	51,926	—	—	51,926	—	51,926	—
Certificate of deposits(1)	21,218	—	—	21,218	—	21,218	—
U.S. government notes	522,044	412	(6)	522,450	522,450	—	—
Corporate bonds	824,132	2,079	(401)	825,810	—	825,810	—
Agency securities	453,773	387	(12)	454,148	—	454,148	—
	1,873,093	2,878	(419)	1,875,552	522,450	1,353,102	—
Other Assets:
Money market funds - restricted	4,233	—	—	4,233	4,233	—	—
Total Financial Assets	$2,429,684	$2,878	$(419)	$2,432,143	$1,079,041	$1,353,102	$—

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Level I	Level II	Level III
Financial Assets:
Cash Equivalents:
Money market funds	$562,580	$—	$—	$562,580	$562,580	$—	$—
Certificate of deposits(1)	4,001	—	—	4,001	—	4,001	—
	566,581	—	—	566,581	562,580	4,001	—
Marketable Securities:
Commercial paper	66,717	—	—	66,717	—	66,717	—
Certificate of deposits(1)	3,000	—	—	3,000	—	3,000	—
U.S. government notes	518,884	414	(20)	519,278	519,278	—	—
Corporate bonds	787,741	2,392	(73)	790,060	—	790,060	—
Agency securities	233,491	577	(41)	234,027	—	234,027	—
	1,609,833	3,383	(134)	1,613,082	519,278	1,093,804	—
Other Assets:
Money market funds - restricted	4,229	—	—	4,229	4,229	—	—
Total Financial Assets	$2,180,643	$3,383	$(134)	$2,183,892	$1,086,087	$1,097,805	$—
______________________
(1) As of September 30, 2020 and December 31, 2019, all of our certificates of deposits were domestic deposits.
    The unrealized losses associated with our marketable securities were immaterial as of September 30, 2020, and December 31, 2019. As of September 30, 2020 and December 31, 2019, we did not have any marketable securities that have been in a continuous unrealized loss position for more than twelve months. We invest in marketable securities that have maximum maturities of up to two years and are generally deemed to be low risk based on their credit ratings from the major rating agencies. We did not recognize any credit losses or non-credit-related impairments related to our available-for-sale marketable securities during the three and nine months ended September 30, 2020.
    As of September 30, 2020, the contractual maturities of our investments did not exceed 24 months. The fair values of available-for-sale marketable securities, by remaining contractual maturity, are as follows (in thousands):

September 30, 2020
Due in 1 year or less	$1,161,664
Due in over 1 year through 2 years	713,888
Total marketable securities	$1,875,552
    The weighted-average remaining duration of our current marketable securities is approximately 0.9 years as of September 30, 2020. As we view these securities as available to support current operations, we classify securities with maturities beyond 12 months as current assets under the caption marketable securities on the accompanying unaudited condensed consolidated balance sheets.

4.    Financial Statements Details
Cash, Cash Equivalents and Restricted Cash
    The following table is a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying condensed consolidated balance sheets that sum to the total of the same such amounts shown in the accompanying condensed consolidated statements of cash flows (in thousands):

	September 30, 2020	September 30, 2019
Cash and cash equivalents	$970,349	$1,095,265
Restricted cash included in Other assets	4,233	4,226
Total cash, cash equivalents and restricted cash	$974,582	$1,099,491

    Restricted cash, which was included in "Other assets" on the accompanying condensed consolidated balance sheets as of September 30, 2020 and September 30, 2019, primarily consisted of $4.0 million pledged as collateral representing a security deposit required for a facility lease.
Accounts Receivable, Net
    Accounts receivable, net consists of the following (in thousands):

	September 30, 2020	December 31, 2019
Accounts receivable	$304,543	$398,147
Allowance for doubtful accounts	(541)	(638)
Product sales rebate and returns reserve	(3,785)	(5,522)
Accounts receivable, net	$300,217	$391,987
Inventories
    Inventories consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$223,423	$96,712
Finished goods	214,679	147,113
Total inventories	$438,102	$243,825
Prepaid Expenses and Other Current Assets
    Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Prepaid income taxes	$564	$20,153
Inventory deposit	10,024	13,716
Other current assets	43,311	64,464
Other prepaid expenses and deposits	15,748	13,123
Total prepaid expenses and other current assets	$69,647	$111,456
Property and Equipment, Net
    Property and equipment, net consists of the following (in thousands):

	September 30, 2020	December 31, 2019
Equipment and machinery	$67,978	$64,748
Computer hardware and software	39,335	36,627
Leasehold improvements	31,309	31,235
Furniture and fixtures	3,754	3,774
Construction-in-process	308	265
Property and equipment, gross	142,684	136,649
Less: accumulated depreciation	(110,014)	(97,376)
Property and equipment, net	$32,670	$39,273
    Depreciation expense was $4.9 million and $4.8 million for the three months ended September 30, 2020 and 2019, respectively, and $15.1 million and $14.3 million for the nine months ended September 30, 2020 and 2019, respectively.

Accrued Liabilities
    Accrued liabilities consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued payroll related costs	$44,920	$80,133
Accrued manufacturing costs	30,154	31,920
Accrued product development costs	16,983	11,410
Accrued professional fees	5,152	6,335
Accrued warranty costs	6,732	6,742
Accrued taxes	1,866	1,716
Other	4,541	1,993
Total accrued liabilities	$110,348	$140,249
Warranty Accrual
    The following table summarizes the activity related to our accrued liability for estimated future warranty costs (in thousands):

	Nine Months Ended September 30,
	2020	2019
Warranty accrual, beginning of period	$6,742	$5,362
Liabilities accrued for warranties issued during the period	4,507	3,887
Warranty costs incurred during the period	(4,517)	(3,841)
Warranty accrual, end of period	$6,732	$5,408
Contract Balances
    The following table summarizes the balances of our contract assets included in "Prepaid and other current assets" on the accompanying condensed consolidated balance sheets (in thousands):

Nine Months Ended September 30,
2020
Contract assets, beginning balance	$25,565
Contract assets, ending balance	6,004
    The following table summarizes the activity related to our contract liabilities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contract liabilities, beginning balance	$67,268	$42,026	$61,050	$32,595
Less: Revenue recognized from beginning balance	(6,525)	(3,700)	(17,946)	(10,134)
Less: Beginning balance reclassified to deferred revenue	(2,828)	(1,689)	(1,942)	(967)
Add: Contract liabilities recognized	12,362	13,506	29,115	28,649
Contract liabilities, ending balance	$70,277	$50,143	$70,277	$50,143
    As of September 30, 2020 and December 31, 2019, $31.1 million and $23.4 million of our contract liabilities, respectively, were included in "Other current liabilities" with the remaining balances included in "Other long-term liabilities" on the accompanying condensed consolidated balance sheets.

Deferred Revenue and Performance Obligations
    Deferred revenue is comprised primarily of unearned revenue related to multi-year post contract support, or PCS, contracts, services and product deferrals related to acceptance clauses. The following table summarizes the activity related to our deferred revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Deferred revenue, beginning balance	$577,511	$502,218	$575,288	$587,227
Less: Revenue recognized from beginning balance	(103,889)	(84,277)	(243,422)	(306,909)
Add: Deferral of revenue in current period, excluding amounts recognized during the period	88,682	111,071	230,438	248,694
Deferred revenue, ending balance	$562,304	$529,012	$562,304	$529,012
Revenue from Remaining Performance Obligations
    Revenue from remaining performance obligations represents contracted revenue that has not yet been recognized. This consists of contract liabilities, deferred revenue and amounts that will be invoiced in future periods. As of September 30, 2020, approximately $676.4 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 81% of these remaining performance obligations over the next two years and 19% during the third to the fifth year.
Other Income, Net
    Other income, net consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income	$4,319	$13,446	$24,649	$38,451
Gain on sale of marketable securities	9,432	—	9,432	—
Gain on investment in privately-held companies	—	4,277	—	5,427
Other income (expense), net	(527)	1,446	(444)	1,435
Total	$13,224	$19,169	$33,637	$45,313

5.    Investments
Investments in Privately-Held Companies
    Our investments are in the equity of privately-held companies, which do not have readily determinable fair values. These non-marketable equity securities are initially recorded at cost, and subsequently remeasured to fair value on a non-recurring basis based on observable price changes in orderly transactions for similar investments of the same issuer, or for impairment. These investments are classified within Level III of the fair value hierarchy as we estimate the value based on valuation methods using the observable transaction price at the transaction date and other significant unobservable inputs, such as volatility, rights, and obligations related to those investments. In addition, the valuation requires management judgment due to the absence of market price and inherent lack of liquidity. The following table summarizes the activity related to our investments in privately-held companies held as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Cost of investment	$3,000	$3,000
Cumulative impairment	—	—
Cumulative upward adjustment	1,150	1,150
Carrying amount of investment	$4,150	$4,150
    During the three and nine months ended September 30, 2020, there were no realized or unrealized gains or losses recorded on investments. During the three months ended September 30, 2019, the Company recorded a realized gain of $4.3 million upon the sale of one of our investments. The realized gains were classified in "Other income, net" in the accompanying condensed consolidated statements of operations. During the three months ended September 30, 2019, there were no realized or unrealized gains or losses recorded on our remaining investments. During the nine months ended September 30, 2019, we recorded $1.2 million of unrealized gain on investments held as of September 30, 2020. The unrealized gain was recorded on an investment that was remeasured to fair value as of the date an observable transaction occurred.

6.    Commitments and Contingencies
Purchase Commitments
    We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf based on our forecasts in order to reduce manufacturing lead times and ensure adequate component supply. We issue purchase orders to our contract manufacturers for finished products and a significant portion of these orders consists of firm non-cancellable commitments. In addition, we purchase strategic component inventory from certain suppliers under purchase commitments that in some cases are non-cancellable, including integrated circuits, which are consigned to our contract manufacturers. As of September 30, 2020, we had non-cancellable purchase commitments of $501.5 million, of which $484.8 million were to our contract manufacturers and suppliers. In addition, we have provided suppliers with inventory deposits to secure our obligations to purchase inventory and the amount of these deposits may increase in future periods as we work to reduce product lead times and ensure adequate component supply to meet future demand. We had $12.8 million and $16.5 million in deposits as of September 30, 2020 and December 31, 2019, respectively. These deposits are included in “Prepaid expenses and other current assets” and “Other assets” on the accompanying condensed consolidated balance sheets.
Guarantees
    We have entered into agreements with some of our direct customers and channel partners that contain indemnification provisions relating to potential situations where claims could be alleged that our products infringe on the intellectual property rights of a third party. We have, at our option and expense, the ability to repair any infringement, replace product with a non-infringing equivalent-in-function product or refund our customers all or a portion of the value of the product. Other guarantees or indemnification agreements include guarantees of product and service performance and standby letters of credit for leased facilities and corporate credit cards. We have not recorded a liability related to these indemnification and guarantee provisions and our guarantee and indemnification arrangements have not had a significant impact on our consolidated financial statements to date.
Legal Proceedings
    In the ordinary course of business, we are a party to other claims and legal proceedings including matters relating to commercial, employee relations, business practices and intellectual property.
    We record a provision for contingent losses when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2020, provisions recorded for contingent losses related to other claims and matters have not been significant. Based on currently available information, management does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable, and believes these other matters are not likely, individually and in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.

7.    Stockholders’ Equity
Stock Repurchase Program
    In April 2019, our board of directors authorized a $1.0 billion stock repurchase program (the “Repurchase Program”). This authorization allows us to repurchase shares of our common stock opportunistically and will be funded from working capital. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchases, trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or a combination of the foregoing. The Repurchase Program, which expires in April 2022, does not obligate us to acquire any of our common stock, and may be suspended or discontinued by us at any time without prior notice. As of September 30, 2020, the remaining authorized amount for stock repurchases under this program was approximately $338.7 million.

    A summary of the stock repurchase activity under the Repurchase Program for the three and nine months ended September 30, 2020 is as follows (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Aggregate purchase price	$167,278	$395,173
Shares repurchased	803	2,012
Average price paid per share	$208.19	$196.43
    The aggregate purchase price of repurchased shares of our common stock is recorded as a reduction to retained earnings. All shares repurchased under the Repurchase Program have been retired.
Equity Award Plan Activities
2014 Equity Incentive Plan
    Effective January 1, 2020, the Company's board of directors authorized an increase of 2,291,660 shares to the shares available for issuance under the 2014 Equity Incentive Plan (the “2014 Plan”). Pursuant to the 2014 Plan, the 2020 share increase is determined based on 3% of the total shares of common stock outstanding as of December 31, 2019, but not to exceed 12,500,000 shares, unless the board of directors, in its discretion, determines to make a smaller increase. As of September 30, 2020, there remained approximately 21.9 million shares available for issuance under the 2014 Plan.
2014 Employee Stock Purchase Plan
    Effective January 1, 2020, our board of directors authorized an increase of 763,886 shares to the shares available for issuance under our 2014 Employee Stock Purchase Plan (the “ESPP”). Pursuant to the ESPP, the 2020 share increase was determined based on the least of 1% of the total shares of common stock outstanding on December 31, 2019, 2,500,000 shares, or such amount as determined by our board of directors. During the nine months ended September 30, 2020, we issued 105,667 shares at a weighted-average purchase price of $183.45 per share under the ESPP. As of September 30, 2020, there remained 3,850,993 shares available for issuance under the ESPP.
Stock Option Activities
    The following table summarizes the option activity under our stock plans and related information (in thousands, except years and per share amounts):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years) of Stock Options	Aggregate Intrinsic Value of Stock Options Outstanding
Balance—December 31, 2019	4,564	$42.50	4.4	$740,387
Options granted	—	—
Options exercised	(800)	29.15
Options canceled	(31)	121.24
Balance—September 30, 2020	3,733	$44.71	3.7	$610,580
Vested and exercisable—September 30, 2020	2,489	$31.62	3.3	$436,617

Restricted Stock Unit (RSU) Activities
    A summary of the RSU activity under the 2014 Plan and related information are presented below (in thousands, except years and per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Unvested balance—December 31, 2019	1,070	$190.35	1.5	$217,701
RSUs granted	1,208	213.75
RSUs vested	(375)	158.18
RSUs forfeited/canceled	(81)	222.27
Unvested balance—September 30, 2020	1,822	$211.07	1.9	$377,024
Shares Available for Grant
    The following table presents the stock activity and the total number of shares available for grant under the 2014 Plan as of September 30, 2020 (in thousands):

Number of Shares
Balance—December 31, 2019	15,146
Authorized	2,292
Options granted	—
RSUs granted	(1,208)
Options canceled	31
RSUs forfeited	81
Shares traded for taxes	26
Balance—September 30, 2020	16,368
Stock-Based Compensation Expense
    Total stock-based compensation expenses related to options, restricted stock units, restricted stock, and employee stock purchase rights granted were allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$1,806	$1,258	$4,718	$3,384
Research and development	21,423	13,472	56,729	39,171
Sales and marketing	9,083	7,832	23,756	21,463
General and administrative	4,157	3,695	11,744	10,827
Total stock-based compensation	$36,469	$26,257	$96,947	$74,845
    As of September 30, 2020, unrecognized stock-based compensation expenses by award type and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years):

	September 30, 2020
	Stock Option	RSU	ESPP	Restricted Stock
Unrecognized stock-based compensation expense	$31,114	$338,561	$12,641	$2,839
Weighted-average amortization period	2.7 years	3.4 years	1.4 years	2.0 years

8.    Net Income Per Share Available to Common Stock
    The following table sets forth the computation of our basic and diluted net income per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Basic:
Net income	$168,375	$208,895	$451,599	$599,175
Less: undistributed earnings allocated to participating securities	—	(96)	—	(314)
Net income available to common stockholders, basic	$168,375	$208,799	$451,599	$598,861
Diluted:
Net income attributable to common stockholders, basic	$168,375	$208,799	$451,599	$598,861
Add: undistributed earnings allocated to participating securities	—	5	—	19
Net income attributable to common stockholders, diluted	$168,375	$208,804	$451,599	$598,880
Denominator:
Basic:
Weighted-average shares used in computing net income per share available to common stockholders, basic	75,999	76,426	76,024	76,301
Diluted:
Weighted-average shares used in computing net income per share available to common stockholders, basic	75,999	76,426	76,024	76,301
Add weighted-average effect of dilutive securities:
Stock options and RSUs	3,308	4,308	3,489	4,784
Employee stock purchase plan	6	19	6	19
Weighted-average shares used in computing net income per share available to common stockholders, diluted	79,313	80,753	79,519	81,104
Net income per share attributable to common stockholders:
Basic	$2.22	$2.73	$5.94	$7.85
Diluted	$2.12	$2.59	$5.68	$7.38
    The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options and RSUs to purchase common stock	251	277	395	211
Employee stock purchase plan	17	41	84	59
Total	268	318	479	270

9.    Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands, except percentages)		(in thousands, except percentages)
Income before income taxes	$201,619	$247,775	$538,683	$675,098
Provision for income taxes	33,244	38,880	87,084	75,923
Effective tax rate	16.5%	15.7%	16.2%	11.2%
     The effective tax rates reflect tax expense recorded on pre-tax income in the three and nine months ended September 30, 2020 and September 30, 2019, respectively. The change in the effective tax rates in the three and nine months ended September 30, 2020, as compared to the same periods in 2019, was primarily due to a decrease in tax benefits attributable to stock-based compensation.

10.    Segment Information
    We operate in one reportable segment. The following table represents revenue based on the customer’s location, as determined by the customer’s shipping address (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Americas	$452,693	$532,318	$1,289,182	$1,418,325
Europe, Middle East and Africa	89,588	75,439	226,189	298,768
Asia-Pacific	63,150	46,658	153,659	141,067
Total revenue	$605,431	$654,415	$1,669,030	$1,858,160
    Long-lived assets, net, excluding intercompany receivables, investments in subsidiaries, privately-held equity investments and deferred tax assets, by location, are summarized as follows (in thousands):

	September 30, 2020	December 31, 2019
United States	$24,469	$32,565
International	8,201	6,708
Total	$32,670	$39,273

11.    Subsequent Events
    On September 21, 2020, the Company entered into a Merger Agreement to acquire Awake Security, Inc. (“Awake Security”), a network detection and response (“NDR”) platform provider headquartered in Santa Clara, California, and on October 7, 2020, we completed the acquisition of Awake Security.
    The acquisition will be included in our consolidated financial statements beginning in the fourth quarter of 2020, and will be financed from our existing cash balance.

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
    We believe our future success is dependent upon our ability to continue to develop market leading products and features that address the needs of our end customers and our ability to sell these products to new and existing customers, including an increase in sales in the enterprise data center switching, campus and WiFi networking markets. We intend to continue to invest in our sales activities in key geographies, as well as in our relationships with channel, technology and system-level partners in order to reach new end customers more effectively, increase sales to existing customers, and provide services and support. In addition, we intend to continue to invest in our research and development organization to enhance the functionality of our existing cloud networking platform, introduce new products and features, and build upon our technology leadership. We believe one of our greatest strengths lies in our rapid development of new features and applications.
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
    We have taken numerous steps, and will continue to take further actions, in our approach to address COVID-19. We have prioritized the protection of our employees during this pandemic and, as a result, have closed our offices across the globe (including our corporate headquarters) limiting access to only those employees providing essential activities, instructed employees to work from home, and implemented travel restrictions. We continue to work closely with our contract manufacturers and supply chain partners who have experienced delays in component sourcing, workforce disruptions and governmental restrictions on the production and export of their products. Although we have worked diligently to drive improvements in these areas, including funding additional working capital and incremental purchase commitments, these delays have negatively impacted our ability to supply products to our customers on a timely basis. We expect to continue to invest in working capital as supply availability improves in order to address the risk of future COVID-19 related supply chain disruptions, but we cannot be certain that such disruptions will not occur.
    The extent of the impact of COVID-19 on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic, the breadth and duration of governmental containment measures such as shelter in place, travel and social distancing restrictions as well as the reauthorization of or increase in such measures in the event of spikes in COVID-19 infection rates, and the impact on our customers, partners, contract manufacturers and supply chain, all of which are uncertain and cannot be predicted. However, any continued or renewed disruption in manufacturing and supply resulting from the COVID-19 pandemic or related containment measures would negatively impact our business. We also believe that any extended or renewed COVID-19 related economic disruption could have a negative impact on demand from our customers in future periods. While we have experienced some incremental improvement in demand from our cloud titan customers and some stabilization in sales activity in our campus and enterprise markets in the period, we continue to expect a year-over-year decline in total revenue for the year ending December 31, 2020. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends.
    In response to potential future COVID-19 related disruptions to our business, we have continued to carefully review our investment and spending plans, cautiously reintroducing some incremental spending beginning in the third quarter as overall customer demand began to stabilize. Although management is actively monitoring the impact of COVID-19 on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce, the full impact of the pandemic continues to evolve as of the date of this report. As such, the Company is unable to estimate the effects of COVID-19 on its future results of operations, financial condition, or liquidity.
Acquisitions
    On February 5, 2020, we acquired Big Switch Networks, Inc. (“Big Switch”), a network monitoring and software-defined networking pioneer headquartered in Santa Clara, California. With the acquisition of Big Switch, we expect to expand our data center networking solutions and further strengthen our network monitoring and observability suite delivered through Arista’s software platform CloudVision and DANZ (DataANalyZer) capabilities. In addition, on October 7, 2020, we completed the acquisition of Awake Security Inc. (“Awake Security”), a network detection and response (“NDR”) platform provider headquartered in Santa Clara, California. With the acquisition of Awake Security, we are adding an NDR platform to our product portfolio that combines artificial intelligence (AI) with human expertise to autonomously hunt for and respond to insider and external threats.

Results of Operations
Three and Nine Months Ended September 30, 2020 Compared to Three and Nine Months Ended September 30, 2019
Revenue, Cost of Revenue and Gross Profit (in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change in		2020	2019	Change in
	$	$	$	%	$	$	$	%
Revenue
Product	$480,242	$555,066	$(74,824)	(13.5)%	$1,312,561	$1,573,652	$(261,091)	(16.6)%
Service	125,189	99,349	25,840	26.0	356,469	284,508	71,961	25.3
Total revenue	605,431	654,415	(48,984)	(7.5)	1,669,030	1,858,160	(189,130)	(10.2)
Cost of revenue
Product	199,465	218,220	(18,755)	(8.6)	539,526	616,906	(77,380)	(12.5)
Service	21,004	18,921	2,083	11.0	62,202	53,219	8,983	16.9
Total cost of revenue	220,469	237,141	(16,672)	(7.0)	601,728	670,125	(68,397)	(10.2)
Gross profit	$384,962	$417,274	$(32,312)	(7.7)%	$1,067,302	$1,188,035	$(120,733)	(10.2)%
Gross margin	63.6%	63.8%			63.9%	63.9%

Revenue by Geography (in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	% of Total	2019	% of Total	2020	% of Total	2019	% of Total
Americas	$452,693	74.8%	$532,318	81.4%	$1,289,182	77.2%	$1,418,325	76.3%
Europe, Middle East and Africa	89,588	14.8	75,439	11.5	226,189	13.6	298,768	16.1
Asia-Pacific	63,150	10.4	46,658	7.1	153,659	9.2	141,067	7.6
Total revenue	$605,431	100.0%	$654,415	100.0%	$1,669,030	100.0%	$1,858,160	100.0%
Revenue
    We generate revenue primarily from sales of our products. We also derive a portion of our revenue from sales of PCS, which is typically purchased in conjunction with our products, and subsequent renewals of those contracts. We expect our revenue may vary from period to period based on, among other things, the timing, size and complexity of orders, especially with respect to our large end customers.
    Product revenue decreased $74.8 million, or 13.5%, and $261.1 million, or 16.6%, for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The decrease of $74.8 million was primarily driven by reduced sales on a year-over-year basis to our larger customers, combined with some COVID-19 related supply constraints in fiscal 2020. The decrease of $261.1 million was primarily the result of the recognition of $116.8 million of deferred revenue related to customer acceptance of prior period sales transactions in the nine months ended September 30, 2019 combined with some reduction in sales to our larger customers in the period, and the impact of COVID-19 related supply constraints. Service revenue increased $25.8 million, or 26.0%, and $72.0 million, or 25.3%, in the three and nine months ended September 30, 2020, compared to the same periods in 2019, as a result of continued growth in support contracts as our customer installed base has continued to expand. International revenues represented 25.2% and 22.8% of total revenues in the three and nine months ended September 30, 2020, respectively, an increase from 18.6% and a decrease from 23.7% compared to the same periods in the prior year. International revenues generally fluctuate based on the timing of deployments by certain of our large end customers. In addition, the increase in the current quarter was mainly due to an increase in demand in both our EMEA and Asia-Pacific regions. We continued to experience competitive pricing pressure on our products and services.
Cost of Revenue and Gross Margin
    Cost of revenue primarily consists of amounts paid for inventory to our third-party contract manufacturers and merchant silicon vendors, overhead costs in our manufacturing operations department, and other manufacturing-related costs associated with manufacturing our products and managing our inventory. Costs of providing PCS and other services primarily consist of personnel costs for our global customer support organization.
    Cost of revenue decreased $16.7 million, or 7.0%, and $68.4 million, or 10.2%, for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. These decreases were primarily driven by a corresponding decrease in revenue.
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
    Gross margin remained consistent for the three and nine months ended September 30, 2020, compared to the same periods in 2019. Gross margin in each period was unfavorably impacted by incremental COVID-19 related supply chain costs combined with some relatively fixed overhead costs on a lower revenue base.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change in		2020	2019	Change in
	$	$	$	%	$	$	$	%
Operating expenses:
Research and development	$128,049	$118,732	$9,317	7.8%	$352,747	$352,696	$51	—%
Sales and marketing	53,372	55,279	(1,907)	(3.4)	161,695	159,372	2,323	1.5
General and administrative	15,146	14,657	489	3.3	47,814	46,182	1,632	3.5
Total operating expenses	$196,567	$188,668	$7,899	4.2%	$562,256	$558,250	$4,006	0.7%
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
    Research and development expenses increased $9.3 million, or 7.8% in the three months ended September 30, 2020 compared to the same period in 2019. The increase was primarily due to an increase of $3.7 million in new product introduction costs in the current period combined with an increase of $5.6 million in personnel costs, which included an increase in stock-based compensation costs of $8.0 million, partially offset by a decrease in corporate bonus expense. For the nine months ended September 30, 2020, research and development expenses remained relatively constant compared to the same period in 2019, resulting from an increase of $5.6 million in personnel costs, an increase of $7.3 million in acquisition-related costs, and an offsetting decrease of $12.8 million in new product introduction costs in the nine months ended September 30, 2020.
Sales and marketing
    Sales and marketing expenses consist primarily of personnel costs, marketing, trade shows, and other promotional activities, and an allocated portion of facility and IT costs, including depreciation. We continue to prudently manage our sales and marketing spend in fiscal 2020 with some targeted investment in strategic sales activities and, accordingly, expect a marginal increase in sales and marketing expenses in fiscal 2020 compared to fiscal 2019.
    Sales and marketing expenses decreased $1.9 million, or 3.4%, for the three months ended September 30, 2020 compared to the same period in 2019. The decrease primarily resulted from COVID-19 related reductions in marketing and travel expenses, partially offset by increased salaries and stock-based compensation due to increased headcount. The increase of $2.3 million, or 1.5%, in the nine months ended September 30, 2020 compared to the same period in 2019, was primarily driven by an increase in salaries and stock-based compensation due to increased headcount, and an increase of $3.7 million in acquisition-related expenses. This increase was partially offset by a reduction in travel expenses and other sales and marketing activities due to COVID-19.
General and administrative
    General and administrative expenses consist primarily of personnel costs and professional services fees. General and administrative personnel costs include those for our executive, finance, human resources and legal functions. Our professional services fees are primarily due to external legal, accounting and tax services.
    General and administrative expenses increased $0.5 million, or 3.3%, in the three months ended September 30, 2020, and $1.6 million, or 3.5%, in the nine months ended September 30, 2020 compared to the same periods in 2019. The increase in each period was primarily due to acquisition-related expenses, partially offset by lower personnel costs. In addition, litigation-related costs decreased in the three and nine months ended September 30, 2020 due to the settlement of our litigation with Optumsoft in December 2019.
Other Income, Net (in thousands, except percentages)
    Other income consists primarily of interest income from our cash, cash equivalents and marketable securities, gains and losses on our investments in privately-held companies, and foreign currency transaction gains and losses. We expect that interest income from our fixed-income marketable securities will decline for the year ending December 31, 2020 as a result of lower interest rates in 2020 compared to 2019 and the sale of marketable securities in the three months ended September 30,

2020. In addition, we expect other income may fluctuate in the future as a result of the re-measurement of our private company equity investments upon the occurrence of observable price changes and/or impairments, changes in returns on our cash and cash equivalents and marketable securities, and foreign currency exchange rate fluctuations.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change in		2020	2019	Change in
	$	$	$	%	$	$	$	%
Other income, net:
Interest income	$4,319	$13,446	$(9,127)	(67.9)%	$24,649	$38,451	$(13,802)	(35.9)%
Gain on sale of marketable securities	9,432	—	9,432	100.0	9,432	—	9,432	100.0
Gain on investments in privately-held companies	—	4,277	(4,277)	(100.0)	—	5,427	(5,427)	(100.0)
Other income (expense), net	(527)	1,446	(1,973)	(136.4)	(444)	1,435	(1,879)	(130.9)
Total other income, net	$13,224	$19,169	$(5,945)	(31.0)%	$33,637	$45,313	$(11,676)	(25.8)%
    The unfavorable change in Other income, net, during the three and nine months ended September 30, 2020 as compared to the same periods in 2019 was primarily driven by a decrease in interest income from our fixed-income marketable securities caused by reduced interest rates. In addition, we recorded a gain on our investments in privately-held companies in the nine months ended September 30, 2019, which did not recur in the current period. The decrease in each period was partially offset by a realized gain of $9.4 million from the sale of our marketable securities in the three months ended September 30, 2020.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change in		2020	2019	Change in
	$	$	$	%	$	$	$	%
Income before income taxes	$201,619	$247,775	$(46,156)	(18.6)%	$538,683	$675,098	$(136,415)	(20.2)%
Provision for income taxes	33,244	38,880	(5,636)	(14.5)%	87,084	75,923	11,161	14.7%
Effective tax rate	16.5%	15.7%			16.2%	11.2%
    For the three and nine months ended September 30, 2020, we recorded expenses of $33.2 million and $87.1 million for income taxes, respectively. For the three and nine months ended September 30, 2019, we recorded expenses of $38.9 million and $75.9 million, respectively. Income taxes for the three and nine months ended September 30, 2020 were attributable to the overall decrease in worldwide earnings offset by lower tax benefits realized from stock-based compensation.

Liquidity and Capital Resources
    Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of September 30, 2020, our total balance of cash, cash equivalents and marketable securities was approximately $2.8 billion, of which approximately $409.5 million was held outside the U.S. in our foreign subsidiaries.
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

Cash Flows

	Nine Months Ended September 30,
	2020	2019

	(in thousands)
Cash provided by operating activities	$548,190	$635,873
Cash used in investing activities	(330,476)	(20,043)
Cash used in financing activities	(358,401)	(169,509)
Effect of exchange rate changes	(246)	(994)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(140,933)	$445,327
Cash Flows from Operating Activities
    During the nine months ended September 30, 2020, cash provided by operating activities was $548.2 million, primarily from net income of $451.6 million and non-cash adjustments to net income of $141.4 million driven by stock-based compensation and depreciation and amortization, and a net $44.8 million increase in working capital requirements. This increase in working capital primarily consisted of a $194.0 million increase in inventory to help mitigate COVID-19 related supply chain disruptions, a $34.4 million decrease in deferred revenue, and a $29.8 million decrease in accrued liabilities related to the timing of corporate bonus payouts. These working capital increases were partially offset by a $98.3 million decrease in accounts receivable due to strong collections, a $71.8 million increase in accounts payable related to the timing of production receipts, and a $38.7 million decrease in prepaid expenses.
    During the nine months ended September 30, 2019, cash provided by operating activities was $635.9 million, primarily from net income of $599.2 million and non-cash adjustments to net income of $111.3 million driven by stock-based compensation and depreciation and amortization, partially offset by a net decrease of $74.6 million in cash from changes in our operating assets and liabilities. Cash outflows from operating activities consisted of a $58.2 million decrease in deferred revenue primarily due to the recognition of product deferred revenue of $116.0 million, which was offset by a $57.8 million increase in service deferred revenue, $115.5 million increase in accounts receivable due to timing of customer shipments in the quarter ended September 30, 2019, and a $14.4 million decrease in accounts payable due to timing of production-related vendor balances. These cash outflows were partially offset by cash inflows of $59.4 million in prepaid expenses and other current assets from a decrease in prepaid taxes and a decrease in deferred cost of inventory due to the recognition of product deferred revenue, $29.8 million from an increase in income taxes payable, and a $25.0 million decrease in inventories due to timing of product shipments and receipts.
Cash Flows from Investing Activities
    During the nine months ended September 30, 2020, cash used in investing activities was $330.5 million, consisting of purchases of available-for-sale securities of $2,216.5 million, $66.3 million for the acquisition of Big Switch, and purchases of property and equipment of $7.7 million, partially offset by proceeds from maturities of marketable securities of $1,183.6 million, proceeds from the sale of marketable securities of $773.0 million and proceeds from the sale of one of our investments in privately-held companies of $3.4 million.
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

Cash Flows from Financing Activities
    During the nine months ended September 30, 2020, cash used in financing activities was $358.4 million, consisting of payments for repurchases of our common stock from the open market of $395.2 million and taxes paid of $5.9 million upon vesting of restricted stock units, offset partially by proceeds from the issuance of common stock under employee equity incentive plans of $42.7 million.
    During the nine months ended September 30, 2019, cash used in financing activities was $169.5 million, consisting of payments for repurchases of our common stock from the open market of $214.6 million and taxes paid of $7.1 million upon vesting of restricted stock units, offset partially by proceeds from the issuance of common stock under employee equity incentive plans of $52.2 million.

Stock Repurchase Program
    From time to time, we repurchase our common stock opportunistically pursuant to our Repurchase Program authorized by our board of directors in April 2019. The Repurchase Program allows for stock repurchases of up to $1.0 billion and these repurchases are funded from working capital. The Repurchase Program, which expires in April 2022, may be suspended or discontinued by us at any time without prior notice. During the three months ended September 30, 2020, we repurchased a total of $167.3 million of our common stock. As of September 30, 2020, the remaining authorized amount for repurchases under the Repurchase Program was $338.7 million. Refer to Note 7. Stockholders' Equity of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for further discussion.

Off-Balance Sheet Arrangements
    As of September 30, 2020, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments
    Our contractual commitments will have an impact on our future liquidity. Our contractual obligations represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through cash generated from operations and from our existing balances of cash, cash equivalents and marketable securities. As of September 30, 2020, our principal commitments consist primarily of obligations under operating leases for offices and data centers and purchase commitments with our contract manufacturers and suppliers. See Note 6. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for our purchase commitments as of September 30, 2020.

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
Interest Rate Sensitivity
    As of September 30, 2020 and December 31, 2019, we had cash, cash equivalents and available-for-sale marketable securities totaling $2.8 billion and $2.7 billion, respectively. Cash equivalents and marketable securities were invested primarily in money market funds, corporate bonds, U.S. agency mortgage-backed securities, U.S. treasury securities and commercial paper. Our primary investment objectives are to preserve capital and maintain liquidity requirements. In addition, our policy limits the amount of credit exposure to any single issuer. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the U.S. A decline in interest rates would reduce our interest income on our cash, cash equivalents and marketable securities. For the three and nine months ended September 30, 2020, the effect of a hypothetical 100 basis point increase or decrease in overall interest rates would not have had a material impact on our interest income.
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
Investments in Privately-Held Companies
    Our non-marketable equity investments in privately-held companies are recorded in “Investments” in our condensed consolidated balance sheets. As of September 30, 2020 and December 31, 2019, the total carrying amount of our investments in privately-held companies was $4.2 million. See Note 5. Investments of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
    Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
    There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, that occurred during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

    As a result of the COVID-19 pandemic, we also have experienced, and may continue to experience, manufacturing and supply chain disruptions. During the COVID-19 pandemic, manufacturing and supply chain disruptions, labor shortages and logistic challenges have emerged and may continue for an extended time period. Our contract manufacturers in Malaysia, Mexico and the United States are impacted by the pandemic and have experienced shelter in place orders, workforce disruptions and delays in production and exporting products. While our contract manufacturers have made significant progress, they may be subject to supply constraints. With the recent spike in COVID-19 infection rates, governmental restrictions have been reimposed in Mexico and other countries in which we operate, and further disruptions or closures of manufacturing facilities could occur, which could interfere with our ability to fulfill customer orders. As a result of COVID-19 related manufacturing disruptions, the lead times for our products have increased and our supply chain costs have increased which has adversely impacted our gross margins. Similar to our manufacturing facilities, our direct fulfillment centers and service depots continue to operate with varying degrees of government restriction on access, which can materially impact our ability to ship product or provide support services to our customers. In addition, Arista manufacturing and direct fulfillment facilities are dependent on components provided by suppliers around the world, and these suppliers are also negatively impacted by the pandemic and have experienced disruptions in their operations. Other operational challenges may arise during the COVID-19 pandemic. Any further restrictions or disruptions on our contract manufacturers, direct fulfillment centers, service depots, suppliers and logistic providers could result in a worsening of supply constraints, cause us to be unable to fulfill customer orders, further extend lead times for our products, and adversely affect our business and results of operations.
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
    Our business depends on the overall demand for information technology, network connectivity and access to data and applications. Weak domestic or global economic conditions, fear or anticipation of such conditions, international trade disputes, global pandemics, or a reduction in information technology and network infrastructure spending even if economic conditions improve, could adversely affect our business, financial condition, results of operations and prospects in a number of ways, including longer sales cycles, lower prices for our products and services, higher default rates among our distributors, reduced unit sales and lower or no growth. For example, the global macroeconomic environment could be negatively affected by, among other things, the COVID-19 pandemic or other epidemics, instability in global economic markets resulting from fiscal and monetary stimulus measures to counteract the impact of the COVID-19 pandemic, increased U.S. trade tariffs and trade disputes between the U.S., China and other countries, the upcoming U.S. presidential election, instability in the global credit markets, the impact and uncertainty regarding global central bank monetary policy, including the instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union ("EU"), ongoing political demonstrations in Hong Kong, and foreign governmental debt concerns. Such challenges have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets, particularly if any future sovereign debt defaults or significant bank failures or defaults occur. In addition, the COVID-19 pandemic has caused business disruptions around the world and may result in customers delaying or canceling capital expenditures on information technology and network infrastructure. Market uncertainty and instability could intensify, particularly if ongoing stabilization efforts prove insufficient. Continuing or worsening economic instability could adversely affect spending for IT, network infrastructure, systems and tools. Continued turmoil due to the COVID-19 pandemic and in the geopolitical environment in many parts of the world may also affect the overall demand for our products. A longer period of economic uncertainty or a downturn may also significantly affect financing markets, the availability of capital and the terms and conditions of financing arrangements, including the overall cost of financing as well as the financial health or creditworthiness of our end customers. Circumstances may arise in which we need, or desire, to raise additional capital, and such capital may not be available on commercially reasonable terms, or at all.
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
    As part of the evolution of our business, we have made substantial investments to develop new products and services and enhancements to existing products through our acquisitions and research and development efforts to expand our product offerings and maintain our revenue growth. If we are unable to anticipate technological changes in our industry by introducing new or enhanced products and services in a timely and cost-effective manner, or if we fail to introduce products and services that meet market demand, we may lose our competitive position, our products may become obsolete, and our business, financial condition or results of operations could be adversely affected.
    Additionally, from time to time, we invest in expansion into adjacent markets, including the campus switching and WiFi networking and security markets. Although we believe these solutions are complementary to our current offerings, we have less experience and a more limited operating history in these markets, and our efforts in this area may not be successful. Expanding our services in existing and new markets and increasing the depth and breadth of our presence imposes significant burdens on our marketing, compliance, and other administrative and managerial resources. Our plan to expand and deepen our market share in our existing markets and possibly expand into additional markets is subject to a variety of risks and challenges. Our success in these new markets depends on a variety of factors, including the following:
•Our ability to develop new products, new product features and services that address the customer requirements for these markets;
•Our ability to attract a customer base in markets in which we have less experience;
•Our successful development of new sales and marketing strategies to meet customer requirements;

•Our ability to develop new channel relationships and enhance existing relationships to market and sell new products;
•Our ability to compete with new and existing competitors in these adjacent markets, many of which may have more financial resources, market experience, brand recognition, relevant intellectual property rights, or established customer relationships than we currently do;
•Our ability to skillfully balance our investment in adjacent markets with investment in our existing products and services;
•The success of our partnerships with other companies;
•Market acceptance of our new products;
•Our ability to grow our sales force to address new markets; and
•Our ability to identify, complete and integrate acquisitions.
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
    Our revenue growth rate in previous periods may not be indicative of our future performance. We have experienced annual revenue growth rates of 12.1%, 30.7%, and 45.8% in 2019, 2018, and 2017, respectively. In the future, we expect our revenue and our revenue growth rate to decline as we have become more penetrated with our existing customer base and product markets and as we look to enter and expand into new target markets. In addition, we expect that COVID-19 related disruptions may have a negative impact on demand from our customers in future periods and our ability to add new customers.  While we expect to see some increased strength in demand from our cloud titan customers, this may be offset by longer sales cycles with new prospects in the campus and enterprise markets, contributing to an expected a year-over-year decline in revenue for the year ending December 31, 2020. Other factors may also contribute to declines in our growth rates, including changes in demand for our products and services, particularly from our large end customers, changes in capital spending by our large end customers, increased competition, our ability to successfully manage our expansion or continue to capitalize on growth opportunities, the maturation of our business, general economic and international trade conditions, and our ability to be successful in adjacent markets, such as the campus switching, WiFi networking markets and network security markets. For example, we have experienced volatility in demand from certain of our large end customers during 2019 resulting in slower overall revenue growth. Overall demand from larger customers may decline in future periods, which would impact our future revenue growth. You should not rely on our revenue for any prior quarterly or annual period as an indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected and our stock price could be volatile.
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
    Our results of operations have historically varied from period to period, and we expect that this trend will continue. As a result, you should not rely upon our past financial results for any period as indicators of future performance. Our results of operations in any given period can be influenced by a number of factors, many of which are outside of our control and may be difficult to predict, including:
•the economic disruption caused by COVID-19 and the government issued shelter in place orders, travel restrictions, social distancing requirements, and other restrictions on movement in response to the pandemic on us and our customers, suppliers and partners;
•our inability to fulfill our end customers’ orders due to the availability of inventory, supply chain delays, access to key commodities or technologies or events that impact our manufacturers or their suppliers such as the recent U.S. trade wars with China and public health epidemics like the COVID-19 pandemic;
•our ability to increase sales to existing customers and attract new end customers, including large end customers;
•the budgeting cycles, purchasing practices and buying patterns of end customers, including large end customers who may receive lower pricing terms due to volume discounts and who may or may not make large bulk purchases in certain quarters or who may elect to re-assign allocations to multiple vendors based upon specific network roles or projects;
•changes in end-customer, geographic or product mix;
•changes in the growth rate of existing or new customers, including large end customers and service providers;
•changes in growth rates of the networking market;
•the cost and potential outcomes of existing and future litigation;
•increased expenses resulting from the tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs implemented by the U.S. government on various imports from China;
•changes in the sales and implementation cycles for our products including the qualification and testing of our products by our customers and any delays or cancellations of purchases caused by such activities;
•the rate of expansion and productivity of our sales force including any expansion into new markets;
•changes in our pricing policies, whether initiated by us or as a result of competition;
•the amount and timing of operating costs and capital expenditures related to the operation and expansion of our business;

•changes in end-customer, distributor or reseller requirements or market needs;
•difficulty forecasting, budgeting and planning due to limited visibility beyond the first two quarters into the spending plans of current or prospective customers;
•deferral, reduction or cancellation of orders from end customers, including in anticipation of new products or product enhancements announced by us or our competitors, or warranty returns;
•the inclusion of any acceptance provisions in our customer contracts or any delays in acceptance of those products;
•the actual or rumored timing and success of new product and service introductions by us or our competitors including the execution of such new product and service introductions or any other change in the competitive landscape of our industry, including consolidation among our competitors or end customers;
•our ability to successfully expand our business domestically and internationally;
•our ability to increase the size of our sales or distribution channel, any disruption in our sales or distribution channels, and/or termination of our relationship with important channel partners;
•decisions by potential end customers to purchase our networking solutions from larger, more established vendors, white box vendors or their primary network equipment vendors;
•price competition;
•insolvency or credit difficulties confronting our end customers, which could adversely affect their ability to purchase or pay for our products and services, or confronting our key suppliers, including our sole source suppliers, which could disrupt our supply chain;
•seasonality or cyclical fluctuations in our markets;
•future accounting pronouncements or changes in our accounting policies;
•stock-based compensation expense;
•our overall effective tax rate, including impacts caused by any reorganization in our corporate structure, any changes in our valuation allowance for domestic deferred tax assets and any new legislation or regulatory developments, including the Tax Cuts and Jobs Act of 2017 (the “Tax Act”);
•increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates, as an increasing portion of our expenses are incurred and paid in currencies other than the U.S. dollar;
•general economic conditions, both domestically and in foreign markets;
•health epidemics;
•increases in cybersecurity threats; and
•other risk factors described in this Quarterly Report on Form 10-Q.
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
    The markets in which we compete, including the markets for data center, campus networking and network security, are intensely competitive, and we expect competition to increase in the future from established competitors and new market entrants. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and our failure to increase, or the loss of, market share, any of which would likely seriously harm our business, financial condition, results of operations and prospects.
    The data center and campus networking markets have been historically dominated by Cisco, with competition also coming from other large network equipment and system vendors, including Extreme Networks, Dell/EMC, Hewlett Packard Enterprise, and Juniper Networks. Most of our competitors and some strategic alliance partners have made acquisitions and/or have entered into or extended partnerships or other strategic relationships to offer more comprehensive product lines, including cloud networking solutions and network security. For example, Broadcom acquired Brocade Communications Systems, Extreme Networks purchased certain data center networking assets from Broadcom/Brocade and Avaya, Dell acquired EMC, and Hewlett Packard Enterprise acquired Aruba Networks.
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
    Many of our existing and potential competitors enjoy substantial competitive advantages, such as:
•greater name recognition and longer operating histories;
•larger sales and marketing budgets and resources;
•broader distribution and established relationships with channel partners and end customers;
•greater access to larger end-customer bases;
•greater end-customer support resources;
•greater manufacturing resources;
•the ability to leverage their sales efforts across a broader portfolio of products;
•the ability to leverage purchasing power with vendor subcomponents;
•the ability to bundle competitive offerings with other products and services;
•the ability to develop their own silicon chips;
•the ability to set more aggressive pricing policies including bundling of products that are competitive with ours with other products that we do not sell or with support service contracts;
•lower labor and development costs;
•greater resources to make acquisitions;
•larger intellectual property portfolios; and
•substantially greater financial, technical, research and development or other resources.

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
    Most of our competitors and some strategic alliance partners have made acquisitions and/or have entered into or extended partnerships or other strategic relationships to offer more comprehensive product lines, including cloud networking solutions and network security solutions. For example, Broadcom acquired Brocade Communications Systems, Extreme Networks purchased certain data center networking assets from Broadcom/Brocade and Avaya, Dell acquired EMC, and Hewlett Packard Enterprise acquired Aruba Networks.
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
    We depend on third-party contract manufacturers to manufacture our product lines. A significant portion of our cost of revenue consists of payments to these third-party contract manufacturers. Our reliance on these third-party contract manufacturers reduces our control over the manufacturing process, quality assurance, product costs and product supply and timing, which exposes us to risk. To the extent that our products are manufactured at facilities in foreign countries, we may be subject to additional risks associated with complying with local rules and regulations in those jurisdictions including shelter in place orders issued in connection with the COVID-19 pandemic. Our reliance on contract manufacturers also yields the potential for their infringement of third party intellectual property rights in the manufacturing of our products or misappropriation of our intellectual property rights in the manufacturing of other customers’ products. If we are unable to manage our relationships with our third-party contract manufacturers effectively, or if these third-party manufacturers suffer delays or disruptions or quality control problems in their operations, experience increased manufacturing lead times, capacity constraints or quality control problems in their manufacturing operations or fail to meet our future requirements for timely delivery, our ability to ship products to our end customers would be severely impaired, and our business, financial condition, results of operations and prospects would be seriously harmed. For example, due to the COVID-19 pandemic, some of our contract manufacturers experienced temporary closures and labor shortages as a result of shelter in place orders similar to the orders currently issued in Guadalajara, Mexico. While our manufacturing sites are currently operational, further changes to local laws could result in additional disruption, constraints and increased lead times for our products.
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
    Any production interruptions, labor shortages or disruptions for any reason, including those noted above, as well as a natural disaster, epidemic (such as the COVID-19 pandemic), capacity shortages, adverse results from intellectual property litigation or quality problems, at one of our manufacturing partners would adversely affect sales of our product lines manufactured by that manufacturing partner and adversely affect our business, financial condition, results of operations and prospects.
Product quality problems, defects, errors or vulnerabilities in our products or services could harm our reputation and adversely affect our business, financial condition, results of operations and prospects.
    We produce highly complex products that incorporate advanced technologies, including both hardware and software technologies. Despite testing prior to their release, our products may contain undetected defects or errors, especially when first introduced or when new versions are released. Product defects or errors could affect the performance of our products, could result in a failure of appropriate updates to be distributed or installed, and could delay the development or release of new products or new versions of products. Any actual or perceived defect, error, or vulnerability in our products or services, or other allegations of unsatisfactory performance could cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs in analyzing, correcting or redesigning the products or otherwise addressing defects, errors or vulnerabilities, cause us to lose significant end customers, harm our reputation and market positions, subject us to liability for damages, subject us to litigation, regulatory inquiries or investigations, and divert our resources from other tasks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects.
    From time to time, we have had to replace certain components of products that we had shipped and provide remediation in response to the discovery of defects or bugs, including failures in software protocols or defective component batches resulting in reliability issues, in such products, and we may be required to do so in the future. We may also be required to provide full replacements or refunds for such defective products. We cannot assure you that such remediation or any of the other circumstances described above, including claims, litigation, or regulatory investigations, would not have a material effect on our business, financial condition, results of operations and prospects. See the risk factor titled “Our business is subject to the risks of warranty claims, product returns, product liability and product defects.”
Defects, errors or vulnerabilities in our security network products, the failure of our products to detect security breaches, the misuse of our products or the risks of product liability could harm our reputation and adversely impact our operating results
    With our recent acquisition of Awake Security, an NDR platform provider, our products or services could become a target for security attacks, including attacks specifically designed to disrupt our business and harm our reputation. If our internal networks, system or data are or are perceived to have been compromised, our reputation may be damaged and our financial results may be negatively affected.
    Organizations are increasingly subject to a wide variety of attacks on their networks, systems and endpoints, and no security solution, including our security platform, can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. Additionally, any defects, errors, or vulnerabilities in our security platform or in the hardware upon which it is deployed, including a failure to implement updates to such platform, could temporarily or permanently limit our detection capabilities and expose our end-customers’ networks, leaving their networks unprotected against the latest security threats. If customers of our security platform do suffer a data security incident or data breach, even if it is not attributable to a failure of our platform to identify any threat or vulnerability, customers may believe that our platform failed to detect a threat or vulnerability, which could harm our reputation or negatively affect our financial results.
    The classifications of application type, virus, spyware, vulnerability exploits, data, or URL categories by our security platform may also falsely detect, report and act on applications, content, or threats that do not actually exist. These false positives may impair the perceived reliability of our security platform and may therefore adversely impact market acceptance of our security platform. Any such false identification of important files or applications could result in damage to our reputation, negative publicity, loss of channel partners, end-customers and sales, increased costs to remedy any problem, and costly litigation.
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
    We employ a number of foreign nationals who are required to obtain visas and entry permits in order to legally work in the United States and other countries. The United States has recently introduced new reforms that, among other things, increase the level of scrutiny in granting H-1(B), L-1 and other business visas, and the current administration has indicated that immigration reform is a priority. These reforms are currently being challenged in a lawsuit. In addition, the U.S. President recently signed an executive order suspending the issuance of green cards and employment-based visas through the end of 2020, describing it as an effort to protect Americans from competition from foreign workers during the COVID-19 pandemic. While this executive order was recently overruled by a federal judge, the decision could be appealed. Our compliance with United States immigration and labor laws could require us to incur additional unexpected labor costs and expenses or could restrain our ability to retain skilled professionals.
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
    Additionally, the U.S. government has adopted broader sanctions and embargoes that generally forbid supplying many items to or involving certain countries, territories, governments, legal entities and individuals. We have implemented systems to detect and prevent sales into these countries or to prohibit entities or individuals, but we are necessarily dependent in part on our third-party suppliers and distributors to implement these systems. We cannot assure you that these systems will always be effective, or that our suppliers and distributors effectively implement our systems to detect and prevent such sales without our prior knowledge, and we may incur additional unexpected costs or expenses to comply with applicable trade restrictions.
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
    Additionally, our international sales and operations are subject to a number of risks, including the following:
•greater difficulty in enforcing contracts and accounts receivable collection and longer collection periods;
•increased expenses incurred in establishing and maintaining our international operations;
•fluctuations in exchange rates between the U.S. dollar and foreign currencies where we do business;
•the impact of public health epidemics on our employees, customers, channel partners, suppliers, contract manufacturers, distribution fulfillment centers and service depots as well as the global economy such as the COVID-19 pandemic;
•greater difficulty and costs in recruiting local experienced personnel;
•wage inflation in certain growing economies;
•general economic and political conditions in these foreign markets;
•economic uncertainty around the world as a result of sovereign debt issues;
•communication and integration problems resulting from cultural and geographic dispersion;
•limitations on our ability to access cash resources in our international operations;
•ability to establish necessary business relationships and to comply with local business requirements;
•risks associated with foreign legal requirements, including those relating to privacy, data protection and the importation, certification and localization of our products in foreign countries;
•risks associated with U.S. government trade restrictions, including those which may impose restrictions, including prohibitions, on the exportation, reexportation, sale, shipment or other transfer of programming, technology, components, and/or services to foreign persons;
•the results of the upcoming U.S. presidential election;
•greater risk of unexpected changes in regulatory practices, tariffs and tax laws and treaties, including the Tax Act;
•greater risk of unexpected changes in tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs implemented by the U.S. government on various imports from China, Canada, Mexico and the EU, and by the governments of these jurisdictions on certain U.S. goods, and any other possible tariffs that may be imposed on services such as ours, the scope and duration of which, if implemented, remain uncertain;
•deterioration of political relations between the U.S. and Canada, the United Kingdom, the EU, Mexico and China, which could have a material adverse effect on our sales and operations in these countries;

•greater risk of changes in diplomatic and trade relationships, including new tariffs, trade protection measures, import or export licensing requirements, trade embargoes and other trade barriers including the potential imposition of trade restrictions on U.S.products into China;
•the uncertainty of protection for intellectual property rights in some countries;
•greater risk of a failure of foreign employees to comply with both U.S. and foreign laws, including antitrust regulations, the FCPA and any trade regulations ensuring fair trade practices; and
•heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements.
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
    There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs and taxes. In 2018, the Office of the U.S. Trade Representative (the “USTR”) enacted a tariff of 10% on imports into the U.S. from China, including communications equipment products and components manufactured and imported from China. Since then, additional tariffs have been imposed by the USTR on imports into the United States from China, and China has also imposed tariffs on imports into China from the United States. Although the United States and China signed an interim trade agreement in January 2020, the parties are continuing to negotiate a trade agreement. Such negotiations could be impacted by if there is a change in administration as a result of the upcoming U.S. presidential election.
    In addition, due to concerns with the security of products and services from certain telecommunications and video providers based in China, Congress has enacted bans on the use of certain Chinese-origin components or systems either in items sold to the U.S. government or in the internal networks of government contractors and subcontractors (even if those networks are not used for government-related projects). Further, the Chinese Government has responded to these U.S. actions by indicating its intention to develop an unreliable entity list, which may limit the ability of companies on the list to engage in business with Chinese customers.
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
    Patent and other intellectual property disputes are common in the network infrastructure, network security and Wi-Fi industries and have resulted in protracted and expensive litigation for many companies. Many companies in the network infrastructure, network security and Wi-Fi industries, including our competitors and other third parties, as well as non-practicing entities, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims of patent infringement, misappropriation, or other violations of intellectual property rights against us. From time to time, they have or may in the future also assert such claims against us, our end customers or channel partners whom we typically indemnify against claims that our products infringe, misappropriate or otherwise violate the intellectual property rights of third parties. For example, we have previously been involved in litigation with Cisco and OptumSoft.
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
    Our success and ability to compete depend substantially upon our internally developed technology, which is incorporated in the source code for our products. We seek to protect the source code, design code, documentation and other information relating to our software, under trade secret, patent and copyright laws. However, we have chosen to provide access to selected source code of our software to several of our partners for co-development, as well as for open application programming interfaces ("APIs"), formats and protocols. Though we generally control access to our source code and other intellectual property and enter into confidentiality or license agreements with such partners as well as with our employees and consultants, this combination of procedural and contractual safeguards may be insufficient to protect our trade secrets and other rights to our technology. Our protective measures may be inadequate, especially because we may not be able to prevent our partners, employees or consultants from violating any agreements or licenses we may have in place or abusing their access granted to our source code. Improper disclosure or use of our source code could help competitors develop products similar to or better than ours.
We expect our gross margins to vary over time and to be adversely affected by numerous factors.
    We expect our gross margins to vary over time and the gross margins we have achieved in recent years may not be sustainable and may be adversely affected in the future by numerous factors, including:
•changes in end-customer, geographic or product mix, including mix of configurations within each product group;
•increased price competition and changes in the actions of our competitors or their pricing strategies;
•introduction of new products, including products with price-performance advantages and new business models including the sale and delivery of more software and subscription solutions;
•increases in material or component costs including such increases caused by any restriction from sourcing components and manufacturing products internationally;
•our ability to reduce production costs;
•entry into new markets or growth in lower margin markets, including markets with different pricing and cost structures, through acquisitions or internal development;
•entry in markets with different pricing and cost structures;
•pricing discounts, particularly to our large end customers;
•increases in material costs in the event we are restricted from sourcing components and manufacturing products internationally;
•costs associated with defending intellectual property infringement and other claims and the potential outcomes of such disputes;
•excess inventory and inventory holding charges;
•obsolescence charges;
•changes in shipment volume;
•the timing of revenue recognition and revenue deferrals;
•increased cost, loss of cost savings or dilution of savings due to changes in component pricing or charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand or if the financial health of either contract manufacturers or suppliers deteriorates;
•increased costs arising from the tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs recently implemented and additional tariffs that have been proposed by the U.S. government on various imports from China, Canada, Mexico and the E.U. and by the governments of these jurisdictions on certain U.S. goods;
•increased costs arising from epidemics like the COVID-19 pandemic;
•lower than expected benefits from value engineering;
•changes in distribution channels;
•increased warranty costs; and
•our ability to execute our strategy and operating plans.
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
    As part of our business strategy, we may make investments in complementary companies, products or technologies which could involve licenses, additional channels of distribution, discount pricing or investments in or acquisitions of other companies. For example, we completed the acquisition of Awake Security in October 2020, Big Switch Networks in February 2020, Metamako in September 2018 and Mojo in August 2018. However, we do not have significant experience in making investments in other companies, nor had we made any acquisitions prior to acquiring Mojo, and as a result, our ability as an organization to evaluate and/or complete investments or acquire and integrate other companies, products or technologies in a successful manner is unproven. We may not be able to find suitable investment or acquisition candidates, and we may not be able to complete such investments or acquisitions on favorable terms, if at all. If we do complete investments or acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any investments or acquisitions we complete could be viewed negatively by our end customers, investors and securities analysts.
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
    We expect that our existing cash and cash equivalents, will be sufficient to meet our anticipated cash needs for the foreseeable future. If we did need to raise additional funds to expand our operations, invest in new products or for other corporate purposes, we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the market price of our common stock could decline. Furthermore, if we engage in debt financing, the holders of such debt would have priority over the holders of common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness or impose other restrictions on our business. We may also be required to take other actions that would otherwise be in the interests of the debt holders, including maintaining specified liquidity or other ratios, any of which could harm our business, financial condition, results of operations and prospects. If we need additional capital and cannot raise it on acceptable terms, if at all, we may not be able to, among other things:
•evolve or enhance our products and services;
•continue to expand our sales and marketing and research and development organizations;
•acquire complementary technologies, products or businesses;
•expand operations in the U.S. or internationally;
•hire, train and retain employees; or
•respond to competitive pressures or unanticipated working capital requirements.
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
    Our sales contracts are primarily denominated in U.S. dollars, and therefore substantially all of our revenue is not subject to foreign currency risk. However, a strengthening U.S. dollar could increase the real cost of our products to our end customers outside of the U.S., which could adversely affect our business, financial condition, results of operations and prospects. In addition, a decrease in the value of the U.S. dollar relative to foreign currencies could increase our product and operating costs in foreign locations. Further, a portion of our operating expenses is incurred outside the U.S., is denominated in foreign currencies and is subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with the currency fluctuations, our business, financial condition, results of operations and prospects could be adversely affected.
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
    We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners. Computer programmers or other persons or organizations may attempt to penetrate our network security, or that of our website or systems, and access or obtain confidential, personal, or otherwise sensitive or proprietary information about us or our customers or cause interruptions of our service. These risks may increase due to the current COVID-19 pandemic. Because the techniques used to access or sabotage networks and systems change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. In addition, our software and sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could cause the software or applications to fail or otherwise to unexpectedly interfere with the operation of the system. We have also outsourced a number of our business functions to third-parties, including our manufacturers, logistics providers, and cloud service providers, and our business operations also depend, in part, on the success of these third parties’ own cybersecurity measures. Similarly, we rely upon distributors, resellers and system integrators to sell our products and our sales operations depend, in part, on the reliability of their cybersecurity measures. Additionally, we depend upon our employees to appropriately handle confidential data and deploy our IT resources with the use of security measures designed to prevent exposure of our network systems to security breaches and the loss of data. We and all of the aforementioned third parties also face the risk of malicious software, phishing schemes and other social engineering methods, fraud and other malfeasance, and intentional or negligent acts or omissions of employees and contractors. Furthermore, our recent acquisition of Awake Security and our provision of its NDR platform may result in us being a more attractive target for such attacks. Accordingly, if our cybersecurity systems and measures or those of any of the aforementioned third parties fail to protect against sophisticated cyber attacks, the mishandling of data by employees and contractors, or any other means of unauthorized access to, or use of, networks, systems, or data that we or such third parties maintain, operate, or process, our ability to conduct our business effectively could be damaged in a number of ways, including:
•sensitive data regarding our business or our customers, including intellectual property and other proprietary data, could be stolen;
•our electronic communications systems, including email and other methods, or other systems, could be disrupted, and our ability to conduct our business operations could be seriously damaged until such systems can be restored, which we may be unable to achieve in a prompt manner or at all;
•our ability to process customer orders and electronically deliver products and services could be degraded, and our distribution channels could be disrupted, resulting in delays in revenue recognition;
•defects and security vulnerabilities could be introduced into our software, thereby damaging the reputation and perceived reliability and security of our products and potentially making the data systems of our customers vulnerable to further data loss and cyber incidents; and
•personal data of our customers, employees, contractors, and business partners could be accessed, obtained, or used without authorization, or otherwise compromised.
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
Our business strategy to focus primarily on long-term growth may affect profitability.
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
    Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, privacy, data protection, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. For example, the EU has implemented the General Data Protection Regulation (“GDPR”). The GDPR provides for substantial obligations relating to the handling, storage and other processing of data relating to individuals and administrative fines for violations, which can be up four percent of the previous year’s annual revenue or €20 million, whichever is higher. We have relied on the E.U.-U.S. and Swiss-U.S. Privacy Shield programs, and the use of model contractual clauses approved by the E.U. Commission, to legitimize these transfers. Both the E.U.-U.S. Privacy Shield and these model contractual clauses have been subject to legal challenge. We continue to analyze the recent “Schrems II” decision by the Court of Justice of the European Union and its impact on our data transfer mechanisms as well as subsequent guidance from data privacy regulators. The effects of this decision are uncertain and difficult to predict. Among other effects, we may experience additional costs associated with increased compliance burdens and new contract negotiations with third parties that aid in processing data on our behalf. We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of residents of the European Economic Area (“EEA”). The regulatory environment applicable to the handling of EEA residents’ personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results, and financial condition. Further, in the UK, a Data Protection Act that substantially implements the GDPR also became law in May 2018. It remains unclear, however, how this act and other UK data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the UK will be regulated after Brexit.
    Several jurisdictions have passed new laws and regulations relating to privacy, data protection, and other matters, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. For example, the California Consumer Privacy Act (“CCPA”) became operative on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. Certain aspects of the CCPA and its interpretation remain uncertain and are likely to remain uncertain for an extended period. Further, a new privacy law, the California Privacy Rights Act (“CPRA”), recently was certified by the California Secretary of State to appear on the ballot for the November 3, 2020 election. If this initiative is approved by California voters, the CPRA would significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Accordingly, we cannot predict the full impact of the CCPA or other evolving privacy and data protection obligations on our business or operations. Complying with emerging and changing legal and regulatory requirements relating to privacy, data protection and other matters may cause us to incur costs or require us to change our business practices, which could harm our business, financial condition, results of operations and prospects.
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
    The trading price of our common stock has historically been and is likely to continue to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include the following:
•actual or anticipated announcements of new products including the execution of the introduction of such products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;
•forward-looking statements related to future revenue, gross margins and earnings per share;
•price and volume fluctuations in the overall stock market from time to time;
•changes or decreases in the growth rate of our revenues including from our large end customers and the networking market;
•litigation involving us, our industry, or both;
•manufacturing, supply or distribution shortages or constraints, or challenges with adding or changing our manufacturing process or supply chain;

•significant volatility in the market price and trading volume of technology companies in general and of companies in the IT security industry in particular;
•fluctuations in the trading volume of our shares or the size of our public float;
•sales by our officers, directors or significant stockholders;
•actual or anticipated changes or fluctuations in our results of operations;
•adverse changes to our relationships with any of our channel partners;
•whether our results of operations or our financial outlook for future fiscal periods meet the expectations of securities analysts or investors;
•actual or anticipated changes in the expectations of investors or securities analysts;
•regulatory developments in the U.S., foreign countries or both;
•general economic conditions and trends;
•actual or perceived security breaches and other incidents;
•major catastrophic events;
•health epidemics;
•fiscal and monetary stimulus measures to counteract the impact of the COVID-19 pandemic;
•the outcome of the upcoming U.S. presidential election;
•our repurchases of our common stock;
•sales of large blocks of our common stock;
•levels of investor confidence; or
•departures of key personnel.
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
    Based on shares outstanding as of September 30, 2020, holders of approximately 22.2% of our common stock have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, we have registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. If holders, by exercising their registration rights, sell large numbers of shares, it could adversely affect the market price of our common stock.
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
    Our directors, executive officers and each of our stockholders who own greater than 10% of our outstanding common stock together with their affiliates, in the aggregate, beneficially own approximately 22.4% of the outstanding shares of our common stock, based on shares outstanding as of September 30, 2020. As a result, these stockholders, if acting together, could exercise a significant level of influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
    The trading market for our common stock, to some extent, depends on the research and reports that securities or industry analysts publish about us or our business or prospects. We do not have any control over these analysts. In the past, more than one of the analysts who cover us have downgraded our shares and changed their opinion of the value of our shares which could cause the market price of our common stock to decline. If one or more of these analysts should cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the market price of our common stock or trading volume to decline.
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
    Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:
•a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;
•the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•the requirement that a special meeting of stockholders may be called only by the chairman of our board of directors, our president, our secretary or a majority vote of our board of directors, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the issuance of preferred stock and management of our business or our amended and restated bylaws, which may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;

•the ability of our board of directors, by majority vote, to amend the bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and
•advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.
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
On May 2, 2019, we announced that our board of directors had approved the Repurchase Program (see Note 7. Stockholders' Equity of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q). Our stock repurchases under the authorized Repurchase Program during the three months ended September 30, 2020 were as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
July 1, 2020 - July 31, 2020	—	$—	—	$505,962
August 1, 2020 - August 31, 2020	209	219.86	209	460,024
September 1, 2020 - September 30, 2020	594	204.09	594	338,685
	803		803

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

Arista Networks, Inc.
(Registrant)

Date:	November 2, 2020	By:	/s/ JAYSHREE ULLAL
Jayshree Ullal
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 2, 2020	By:	/s/ ITA BRENNAN
Ita Brennan
Chief Financial Officer
(Principal Accounting and Financial Officer)