Form 10-K
period 2020-12-31
Arista Networks, Inc.
filed 2021-02-19
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $12,365,036,121 as of June 30, 2020 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing price of the registrant’s common stock on the New York Stock Exchange on such date. Shares held by persons who may be deemed affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
On February 12, 2021, 76,331,573 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of December 31, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
These forward-looking statements include, but are not limited to, statements concerning the following:
•our ability to maintain an adequate rate of revenue growth and our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin and operating expenses;
•our belief that the networking market is rapidly evolving and has a significant potential opportunity for growth;
•our ability to expand our leadership position in the network switch industry, including the areas of mobility, virtualization, network monitoring, cloud computing and cloud networks, and to develop new products and expand our business into new markets such as the campus workspace, enterprise data center and security markets;
•our ability to satisfy the requirements for networking solutions and to successfully anticipate technological shifts and market needs, innovate new products, rapidly develop new features and applications, and bring them to market in a timely manner including any increased adoption of new technology solutions or consumption models such as commoditized hardware technology or open source networking solutions;
•the demand for our solutions, products and services we offer;
•our business plan and our ability to effectively manage our growth;
•our ability to integrate and realize the benefits of our recent and future acquisitions;
•costs associated with defending intellectual property infringement and other claims and the potential outcomes of such disputes, such as any claims discussed in “Legal Proceedings”;
•our ability to retain and increase sales to existing customers and attract new end customers, including large end customers;
•the budgeting cycles and purchasing practices of end customers, including large end customers who may receive lower pricing terms due to volume discounts or who may elect to re-assign allocations to multiple vendors based upon specific network roles or projects;
•the growth and buying patterns of our large end customers in which large bulk purchases may or may not occur in certain quarters;
•our inability to fulfill our end customers’ orders due to supply chain delays, access to key commodities or technologies or events that impact our manufacturers or their suppliers such as the recent U.S. trade wars or the impact of the COVID-19 pandemic;
•our expectations regarding the impact of the COVID-19 pandemic on our business;
•the deferral or cancellation of orders by end customers, warranty returns or delays in acceptance of our products;
•our ability to further penetrate our existing customer base and sell more complex and higher-performance configurations of our products;
•our ability to displace existing products in established markets;
•our belief that increasing channel leverage will extend and improve our engagement with a broad set of customers;

•our plans to continue to expand our sales force, marketing activities and relationships with channel, technology and system-level partners;
•our plans to invest in our research and development;
•our ability to timely and effectively scale and adapt our existing technology;
•the benefits realized by our customers in their use of our products and services including lower total cost of ownership;
•our ability to expand our business domestically and internationally;
•the effects of increased competition in our market and our ability to compete effectively;
•the effects of seasonal and cyclical trends on our results of operations;
•our expectations concerning relationships with third parties;
•the attraction and retention of qualified employees and key personnel;
•our ability to maintain, protect and enhance our brand and intellectual property;
•economic and industry trends;
•estimates and estimate methodologies used in preparing our financial statements;
•future trading prices of our common stock;
•our belief that we have adequately reserved for uncertain tax positions;
•global economic and political conditions that introduce instability into the U.S. economy;
•the impact of global and domestic tax reform;
•the impact of tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods;
•our belief that our existing cash and cash equivalents together with cash flow from operations will be sufficient to meet our working capital requirements and our growth strategies for the foreseeable future; and
•our ability to identify, complete and realize the benefits of future acquisitions of or investments in complementary companies, products, services or technologies.
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

PART I
Item 1. Business
Arista Networks pioneered software-driven, cognitive cloud networking for large-scale data center and campus workspace environments. Our cloud networking solutions consist of our Extensible Operating System ("EOS"), a set of network applications and our Ethernet switching and routing platforms. Our cloud networking solutions deliver industry-leading performance, scalability, availability, programmability, automation and visibility.
In recent years, we have sought to bring the operational consistency and principles of cloud networking to the broader enterprise and campus markets with our Cognitive Cloud Networking approach. Our cognitive single-tier SplineTM campus network extends EOS across the campus workspace and the data center. In addition, we acquired Mojo Networks, Inc. (“Mojo”), the inventor of Cognitive WiFiTM to extend these same cognitive principles to the wireless network. CloudVision®, our network-wide approach for workload orchestration and automation, leverages EOS and Cognitive WiFiTM features, to deliver a turnkey workflow orchestration and automation solution for cloud networking to our enterprise customers.
In the early part of 2020, we acquired Big Switch Networks, a pioneer in network monitoring software. These Big Switch capabilities, integrated with the Arista switching portfolio, power the DANZ Monitoring Fabric (DMF), a leading network monitoring solution. We also completed the acquisition of Awake Security, an AI-driven network detection and response (NDR) security company, at the end of 2020. We believe the combination of DMF and Awake Security capabilities delivers the next generation of operationally efficient network security and visibility.
In addition, we continued to expand our data center and campus network product portfolio during 2020 including the introduction of the 750 Series modular chassis, a modular campus PoE switch that delivers high performance, security, visibility and power network security and visibility.
Since we began shipping our products, we have grown rapidly, and, according to market research, we have achieved the second largest market share in data center Ethernet switch ports and revenue, excluding China. We have been profitable and cash flow positive for each year since 2010.
We sell our products through both our direct sales force and our channel partners. Our end customers span a range of industries and include large internet companies, service providers, financial services organizations, government agencies, media and entertainment companies and others. Our customers include six of the largest cloud services providers based on annual revenue.
Our Market Opportunity
We compete primarily in the data center switching market for 10 Gigabit Ethernet and above, excluding blade switches. We added advanced routing capabilities to our R-Series switches, which in addition to switching address the Data Center Interconnect (DCI) market and parts of the wide area networking routing market. We more recently began to compete in the enterprise campus market for 1 Gigabit Ethernet switching and above and in the cloud-managed wireless networking market. In addition, our acquisitions of Big Switch Networks and Awake Security enhance our ability to address a portion of the Network Monitoring and Network Detection and Response (NDR) security markets.
We believe that cloud computing represents a fundamental shift from traditional legacy network architectures. As organizations of all sizes have moved workloads to the cloud, spending on cloud and next-generation data centers has increased rapidly, while traditional legacy IT spending has grown more slowly.
Our Customers
As of December 31, 2020, we had delivered our cloud networking solutions to over 7000 end customers worldwide. Our end customers span a range of industries and include large internet companies, service providers, financial services organizations, government agencies, media and entertainment companies and others. For the years ended December 31, 2020, 2019 and 2018, purchases by Microsoft accounted for more than 10% of our total revenue.
Cloud Networking and Digital Transformation Market Drivers
Digital transformation is fundamentally changing the way IT infrastructure is built and how applications are delivered from a cloud environment. In cloud computing, applications are distributed across thousands of servers. These servers are connected with high-speed network switches that, together, form a pool of resources that allows applications to be rapidly deployed and cost-effectively updated. Cloud computing enables ubiquitous and on-demand network access to these applications from internet-connected devices including personal computers, tablets, IoT (Internet of Things) devices, and smartphones.
Nearly all consumer applications today are delivered as cloud services. Enterprise applications are rapidly moving to the cloud as well since cloud services are easier and more cost effective to deploy, scale and operate than traditional applications. Internet leaders like Amazon, Facebook, Google, and Microsoft pioneered the development of large-scale cloud data centers in order to meet the growing demands of their users, including business customers. Enterprises and service providers around the world are adopting cloud computing technologies in order to achieve similar performance improvements and cost reductions.
The aggregate network bandwidth in the cloud can be orders of magnitude higher than typical legacy data center networks. Therefore, the networks in such cloud environments must be architected and built in a new way. We refer to these next-generation data center networks as cloud networks. Cloud networks must deliver high capacity, high availability and predictable performance, and must be programmable to allow integration with third-party applications for network, management, automation, orchestration and network services.

Examples of key secular trends driving network transformation are illustrated below:

DIGITAL TRANSFORMATION
STREAMING MEDIA SURGE
SECURE ACCESS SERVICE EDGE
REMOTE WORK
CloudVision
ARISTA
State
NetDB
Linux Kernel
AWAKE
Security - Network
Detection & Response
IOT/OT PROLIFERATION
5G & AI APPS
CLOUDIFICATION

Limitations of Traditional Enterprise Data Center and Campus Networks
We believe that cloud networks and legacy networks are fundamentally different. In a traditional data center, specific applications are installed on a small number of servers, and most network traffic is server-to-client, or “north-south” traffic, which results in perhaps a few terabits/second of aggregate network bandwidth. In the cloud, most network traffic is server-to-server, or “east-west” traffic. The aggregate network bandwidth in the cloud can exceed 1 petabit/second, orders of magnitude higher than that of typical legacy data center networks.
The much larger scale of cloud networks requires much higher network availability since network outages in the cloud are costly to customers. Traditional network switches have evolved, and the features and capabilities of their operating system have expanded over many years without addressing the structural deficiencies of their underlying software architectures, making it difficult to achieve high network switch reliability.
Some networking vendors have built products that use proprietary protocols to address the scaling needs of next-generation data centers. However, proprietary protocols are generally disfavored by internet companies or cloud service providers because they create vendor lock-in.
Legacy enterprise networks are generally not programmable and, as a result, are extremely difficult to integrate with third-party applications for network management, automation, orchestration and network services. This lack of integration forces customers to continue to rely on time consuming, error-prone manual processes that may be cost-prohibitive.
Traditional enterprise wired and wireless campus networks must cope with an ever-increasing number of endpoint IoT (Internet of Things) devices for users to be connected anywhere. Campus administrators have sought to address the resulting increased network complexities and bottlenecks through the adoption of a myriad of platforms, operating systems, proprietary features and network management tools. Coupled with the explosive growth of IoT and the requirement for workloads, the operational costs of managing these complexities have become prohibitive.
Our Cloud Networking Solutions
Our cloud networking solutions consist of EOS, a set of networking applications and our Gigabit Ethernet platforms. At the core of our cloud networking platform is EOS, which was architected to be fully programmable, modular and reliable. The programmability of EOS has allowed us to expand our software applications to address the ever increasing demands of cloud networking, including workflow automation, network visibility, analytics and network detection and response, and has further allowed us to integrate rapidly with a wide range of third-party applications for virtualization, management, automation, orchestration and network services.

An overview of our cloud networking solutions is shown below:

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
High Availability
Our highly modular EOS software architecture was designed to be fault-isolating and self-healing in order to deliver higher availability compared to legacy network operating systems. In addition, our customers can non-disruptively upgrade our switches running in the network using our Smart System Upgrade, or SSU application, without interrupting the network service.
Open and Programmable
Our EOS software was purpose-built to offer programmable interfaces throughout all levels of our software. This has allowed us to integrate our cloud networking platform with a wide range of leading third-party applications. For example, we support VMware NSX, OpenConfig/YANG and Microsoft System Center for orchestration and fast provisioning, enabling true workload mobility and automatic provisioning of physical switches. We enable customers, through Application Programming Interfaces (APIs), to write their own scripts to customize and optimize their networks.
Workflow Automation
Our EOS software enables enterprises to provision networking resources in minutes with no manual intervention through our Zero Touch Provisioning. We also natively support Ansible, CFEngine, Chef, Puppet, virtual network orchestration applications and third-party management tools. CloudVision, a network-wide approach for workload orchestration and workflow automation, delivers a turnkey solution to enterprises looking to modernize their data centers for cloud networking. CloudVision extends the same EOS architectural approach across the network for state, topology, monitoring and visibility. This enables enterprises to move to cloud-class automation without needing significant internal development. Finally, EOS embraces the DevOps model, which is a software development method that combines development and operations, to provision and monitor servers, storage and network resources in a unified fashion.
Network Visibility
Our EOS software provides a set of tools and applications that proactively monitor, detect and notify network managers when network issues arise, delivering real-time data to third-party network performance and security applications to provide detailed application visibility. Our network visibility applications provide real-time insight into the status of the network.
Through the integration of DANZ features native to Arista switches with Big Switch’s monitoring software, we provide the DANZ Monitoring Fabric (DMF). DMF delivers network traffic analysis, data analytics and contextual insights to enterprises looking for network wide observability.
Security
Macro-Segmentation Services (MSSTM) is one of the services enabled via CloudVision. Since CloudVision maintains a network-wide database of all states within the network, as well as direct integration with hypervisor resources like VMware vSphere and NSX, Macro-Segmentation extends the concept of fine-grained inter-hypervisor security to cloud networks by enabling dynamic security and services for physical to virtual workloads, and is a complement to fine-grained security delivered via Micro-Segmentation that is already implemented in the virtual switch of the physical host on which a VM is running.
Lower Total Cost of Ownership

Our cloud networking platform offers architectural and system advantages that provide our customers with cost-effective and highly available cloud networking solutions. We believe our programmable, scalable leaf-spine architectures, combined with industry-leading applications, significantly reduce networking costs when compared to legacy network designs, enabling faster time to service and improved availability. Our automation tools reduce the operational costs of provisioning, managing and monitoring a data center network and speed up service delivery. Our visibility tools provide high levels of visibility into complex network environments without the need for additional data collection equipment. As a result, this lowers operational costs because fewer network engineers are needed to operate large networks.
Cognitive Cloud Networking for the Campus Workspace
Our Cognitive Cloud Networking solutions for the next-generation campus are based on three principles:
Universal Cloud Network - We offer our Universal Cloud Network as an alternative to brittle, proprietary solutions from legacy vendors. Our Universal Cloud Network is an open, standards-based design focusing on software-driven control principles. Our collapsed Spline™ approach consolidates traditional campus core and aggregation layers into a simple single tier with high availability.
Cognitive Management Plane - There is a void in management plane consistency and a need for data-driven analytics in the campus, as in the data center. We believe that a common model can be applied across both footprints, saving customers operational costs. The Cognitive Management Plane (CMP) is a data-driven repository for the automated actions across network analytics.
Securing The Campus - Securing the Campus spline requires a holistic approach to network segmentation, device compliance and auditing, as well as service integration with our security partners. We deliver these capabilities through EOS, DMF, Awake Security, and CloudVision.
Our Competitive Strengths
We believe the following strengths will allow us to maintain and extend our technology leadership position in cognitive cloud networking and next-generation data center and campus workspace Ethernet products:
•Purpose-Built Cloud Networking Platform. We have developed a highly scalable cloud networking platform that uses software to address the needs of large-scale internet companies, cloud service providers, and large enterprises including financial services organizations, government agencies and media and entertainment companies, including virtualization, big data and low-latency applications. As a result, our cloud networking platform does not have the inherent limitations of legacy network architectures.
•Broad and Differentiated Portfolio. Using multiple merchant silicon architectures, we deliver switches, capable of routing, with industry-leading capacity, low latency, port density and power efficiency, and have innovated in areas such as deep packet buffers, highly available modular hardware, and reversible cooling options. Our broad portfolio has allowed us to offer customers products that best match their specific requirements.
•Single Binary Image Software. The single binary image of EOS software allows us to maintain feature consistency across our entire product portfolio and enables us to introduce new software innovations into the market that become available to our entire installed base without a “forklift upgrade” (i.e., a broad upgrade of the data center infrastructure).
•Rapid Development of New Features and Applications. Our highly modular EOS software has allowed us to rapidly deliver new features and applications while preserving the structural integrity and quality of our network operating system. We believe our ability to deliver new features and capabilities more quickly than legacy switch/router operators provides us with a strategic advantage given that the requirements in cloud and next-generation data center networking continue to evolve rapidly.
•Deep Understanding of Customer Requirements. We have developed close working relationships with many of our largest customers that provide us with insights about their needs and future requirements. This has allowed us to develop and deliver products to market that meet customer demands and expectations as well as to rapidly grow sales to existing customers.
•Strong Management and Engineering Team with Significant Data Center Networking Expertise. Our management and engineering team consists of networking veterans with extensive data center and campus networking expertise. Our President and Chief Executive Officer, Jayshree Ullal, has over 30 years of networking expertise from silicon to systems companies. Andy Bechtolsheim, our Founder and Chief Development Officer, was previously a founder and chief system architect at Sun Microsystems. Kenneth Duda, our Founder and Chief Technology Officer, led the software development effort of EOS.
•Significant Technology Lead. We believe that our networking technology represents a fundamental advance in networking software. Our EOS software is a key cloud networking software stack that is state-driven and a result of tremendous research and development efforts.
Our Products and Technology
Our portfolio of products and technology consists of our Core Data center/Cloud Switching Products, our Adjacent Campus and Routing Products and our Network Software and Services.
Extensible Operating System
The core of our cloud networking platform is our EOS which runs on top of standard Linux and offers programmability at all layers of the stack. All of our Ethernet switching and routing platforms run on our EOS software.
EOS is based on a new and innovative architecture that is highly modular and consists of more than 100 separate processes that we call agents, each one handling specific protocol processing, device driver or system management functions. Each agent runs in user space as a separate Linux process and is completely protected and isolated from all other agents.
We are constantly investing in our core infrastructure to provide the capabilities required for building modern cloud networks and enhancing scalability. New requirements for use in cloud and service provider networks and hybrid cloud deployments in enterprises require on-going upgrades and extensions to our state- oriented architecture.
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
Workflow Visibility
Through EOS, we have developed a wide range of applications available to our customers for purchase as additional licenses that enable enhanced network monitoring and visibility without requiring additional external monitoring devices. This includes (i) DataANalyZer (DANZ), which provides access to raw network data for analysis by security, troubleshooting and performance management tools, (ii) Latency/loss ANalyZer (LANZ), which provides access to internal network performance loads and packet loss and latency occurring at the microsecond level, (iii) Network Telemetry, which provides network state information including correlations with the dynamic state of the systems operating on the network such as Hypervisors and, distributed job controls, and (iv) Network Tracers, which provide active integration and diagnostics for various workload conditions dependent upon network performance.
Network Automation
EOS supports Puppet, Chef and Ansible, which enable automatic network configuration in the same manner as servers and storage. In addition, EOS provides tools that greatly reduce network operational costs.
Core Datacenter/Cloud
We offer one of the broadest product lines of datacenter 1/2.5/5/10/25/40/50/100/400 Gigabit Ethernet switches in the industry, comprising of 7000 Series, 7130 Series, 7150 Series, 7160 Series, 7170 Series and 7500 Series.
We deliver switching platforms with industry-leading capacity, low latency, port density and power efficiency. We have also innovated in areas such as deep packet buffers, embedded optics and reversible cooling.
Adjacent Campus and Routing
Cognitive Campus Switching and Routing
Our adjacent products include our Cognitive Campus switching products such as our 720XP fixed PoE switches, 750 modular PoE switches and 7300X3 spline switches, as well as our Universal Spine and Leaf Routing products such as our 7020R fixed routers, 7280R fixed routers, 7368X4 modular router, 7500R modular routers and 7800R modular routers.
Cognitive WiFi
Cognitive WiFi consists of our access point solutions (“APs”) that are tailored for a controller-less wireless network. These APs are available in disaggregated options harnessing the power of cloud, machine learning and cognitive networking. By integrating with CloudVision, Cognitive WiFi is based on a similar CMP model for cognitive analytics unifying the operational experience across wired and wireless. It enhances real-time insight into the experience of WiFi clients to connect and utilize the network. Cognitive WiFi also includes a suite of WiFi Tracer tools for wireless security, reachability and network health diagnostics.
Networking Software and Services
CloudVision
CloudVision is our network management plane solution for workload orchestration and workflow automation, which delivers a turnkey solution for cloud networking. CloudVision’s abstraction of the physical network to a broader, network-wide perspective provides a simplified approach for consistent network operations across network domains, including data center, campus wired and wireless, routing interconnect, and multi-cloud networks.
CloudVision highlights include: Centralized representation of distributed network state, allowing for a single point of integration and network-wide visibility and analytics; Controller-agnostic support for physical and virtual workload orchestration through open APIs; Turn-key automation for zero touch provisioning, configuration management and network-wide upgrades and rollback; Compliance dashboard for security, audit and patch management; Cognitive AI/ML for dynamic insights and recommendations, built on a modern approach of real-time streaming for telemetry and as a replacement for legacy polling per device; Granular visibility and historical troubleshooting with predictive insights across the unified edge wired and wireless networks, including IoTvision, and finally Multi-domain segmentation for the zero trust enterprise, enabling macro-segmentation services (MSS®) for an open and scalable approach for network policy management and with dynamic integrations into security management systems from Arista’s security ecosystem partners.
DANZ Monitoring Fabric (DMF)
DANZ Monitoring Fabric (DMF) is a next-generation network packet broker (NPB) architected for pervasive, organization-wide visibility and security, delivering multi-tenant monitoring-as-a-service. DMF enables IT operators to pervasively monitor all user, device/IoT and application traffic (north-south and east-west) by gaining complete visibility into physical, virtual and container environments. Deep hop-by-hop visibility, predictive analytics and scale-out packet capture — integrated through a single dashboard — enable simplified network performance monitoring (NPM) and SecMon workflows for real-time and historical context, delivering a one-stop visibility solution for on-premise data centers, enterprise campus/branch and 4G/5G mobile networks.
Awake Security
Awake Security is an advanced network detection and response (NDR) solution that delivers answers, not alerts. By combining artificial intelligence with human expertise, Awake Security autonomously hunts for both insider and external attacker behaviors, while providing triage, digital forensics and incident response across the new network — campus workspace, data center, Internet of Things (IoT)/operational technology (OT) and cloud networks.
The Awake AI-driven Security Platform deeply analyzes billions of network communications to autonomously discover, profile and classify every device, user and application across any network. Using a multi-dimensional ensemble machine learning approach, Awake Security then models complex adversarial behaviors and detects threats by connecting the dots across entities, time, protocols and attack stages.
CloudEOS
CloudEOS™ is Arista’s multi-cloud and cloud-native networking solution enabling a highly secure and reliable networking experience with consistent segmentation, telemetry, provisioning and troubleshooting for the entire enterprise. It can be deployed across the enterprise edge, WAN, campus workspace, data center, on-premises Kubernetes clusters, and multiple public and private clouds. CloudEOS provides multi-cloud connectivity across the entire enterprise cloud environment with high-performance virtual and container-based instances of EOS software that simplify network operations and integrate with declarative cloud provisioning toolchains like Terraform, Ansible, and other popular CloudOps and DevOps tools.
CloudEOS is designed for consumption on Amazon AWS, Microsoft Azure, and Google public clouds via their marketplace and service catalogs, and it is also available as a cloud-native instance for deployment in Kubernetes clusters. With CloudEOS and CloudVision, customers can integrate their cloud network deployments with the elasticity and automation of the public cloud, private cloud and cloud native platforms.
Arista A-Care Services
We have designed our customer support offerings, Arista A-Care Services, to provide our customers with high levels of support. Our global team of support engineers engages directly with client IT teams and is available at all times over e-mail, by phone or through our website.
We offer multiple service options that allow our customers to select the product replacement service level that best meets their needs. We stock spare parts in over 183 locations around the world through our third-party logistics suppliers. All of our service options include unlimited access to bug-fixes, new-feature-releases, online case management and our community forums.

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
Seasonality
Our rapid historical growth may have reduced the impact of seasonal or cyclical factors that might have influenced our business to date. As our increasing size causes our growth rate to slow, seasonal or cyclical variations in our operations may become more pronounced over time and may materially affect our business, financial condition, results of operations and prospects. We operate on a December 31st year end and have typically experienced higher sequential product revenue growth in the fourth quarter, followed by flat-to-declining sequential growth in the first quarter of the following year. We believe that this seasonality results from a number of factors, including the procurement, budgeting and deployment cycles of many of our end customers.
Research and Development
We believe our future success depends on our ability to develop new products and features that address the needs of our end customers. Our in-house engineering personnel are responsible for the development, quality, documentation, support and release of our products. We plan to continue to invest in resources to conduct our research and development efforts.
Manufacturing
We subcontract the manufacturing of all of our products to various contract manufacturers. Our primary manufacturing partners are Jabil Circuit and Sanmina Corporation. This approach allows us to reduce our costs, manufacturing overhead and inventory position and allows us to adjust more quickly to changing end-customer demand. We require all of our manufacturing locations to be ISO-9001 certified. We have four direct fulfillment facilities worldwide to hold finished goods inventory, perform product transformations, and install our EOS software to ship to customers and partners.
Our contract manufacturing partners procure the majority of the components needed to build our products and assemble our products according to our design specifications. This allows us to leverage the purchasing power of our contract manufacturing partners. We retain complete control over the bills of material, test procedures and quality assurance programs. Our personnel work closely with our partners and review on an ongoing basis forecasts, inventory levels, processes, capacity, yields and overall quality. Our contract manufacturing partners procure components and assemble our products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based upon historical trends and analyses from our sales and product management functions as adjusted for overall market conditions.

Our products rely on key components, including merchant silicon, integrated circuit components and power supplies purchased from a limited number of suppliers, including certain sole source providers. We also expect to see increased consolidation among our component suppliers. Generally, neither we nor our contract manufacturers have a written agreement with these component providers to guarantee the supply of the key components used in our products, nor do we have exclusive rights to such key components, and our suppliers could suffer shortages, delay shipments, prioritize shipments to other vendors, increase prices or cease manufacturing such products or selling them to us at any time. The supply of components may also be adversely affected by geopolitical conditions such as international trade wars like the U.S. trade war with China and the impact of public health epidemics like the coronavirus currently spreading around the world.
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
Once the completed products are manufactured and tested, our contract manufacturing partners ship them to various direct fulfillment facilities in the United States, the Netherlands and Singapore for final configuration, quality-control inspection and shipment to our distribution partners and end customers. After the products are shipped to our end customers, our products are installed by the end customers or by third-party service providers such as system integrators or value-added resellers on their behalf.
Competition
The markets in which we compete are highly competitive and characterized by rapidly-changing technology, changing end-customer needs, evolving industry standards, frequent introductions of new products and services and industry consolidation. We expect competition to intensify in the future as the market for cloud networking expands and existing competitors and new market entrants introduce new products or enhance existing products.
The data center and campus networking markets have been historically dominated by Cisco, with competition also coming from other large network equipment and system vendors, including Extreme Networks, Dell/EMC, Hewlett Packard Enterprise and Juniper Networks. Most of our competitors and some strategic alliance partners have made acquisitions and/or have entered into or extended partnerships or other strategic relationships to offer more comprehensive product lines, including cloud networking solutions. For example, Broadcom acquired Brocade Communications Systems, Extreme Networks purchased certain data center networking assets from Broadcom/Brocade and Avaya as well as Aerohive Networks, Dell acquired EMC, Hewlett Packard Enterprise acquired Aruba Networks and Juniper Networks acquired Mist Systems.
We also face competition from other companies and new market entrants, current technology partners and end customers who may acquire or develop network switches and cloud service solutions for internal use and/or to broaden their portfolio of products to market and sell to customers. Some of these competitors are developing networking products based on off-the-shelf or commoditized hardware technology, or “white box” hardware, particularly where an end customer’s network strategy seeks to emphasize deployment of such product offerings or adopt a disaggregated approach to the procurement of hardware and software. End customers may also increase their adoption of networking solutions based upon open source network operating systems that may be provided for free and used either on “white box” or proprietary hardware. The entrance of new competitors into our markets or the increased adoption of these new technology solutions or consumption models may cause downward pricing pressures, result in lost sales or otherwise have a material adverse effect on our business, prospects, financial condition and operating results.
In the network detection and response (NDR) market, Awake Security competes with other network security vendors including Cisco, DarkTrace, and ExtraHop. Lastly, in the network packet broker (NPB)

market, Arista DANZ Monitoring Fabric competes with Gigamon, IXIA, and other network monitoring software providers.
Our relationships with our strategic alliance partners or suppliers may also shift as industry dynamics change. If strategic alliance partners acquire or develop competitive products or services, our relationship with those partners may be adversely impacted, which could lead to more variability to our results of operations and impact the pricing of our solutions.
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
Intellectual Property
Our success and ability to compete depend substantially upon our core technology and intellectual property. We rely on patent, trademark and copyright laws, trade secret protection and confidentiality agreements with our employees, end customers, resellers, systems integrators and others to protect our intellectual property rights. We file U.S and foreign patent applications to protect our intellectual property and believe that the duration of our issued patents is adequate relative to the expected lives of our products. Patents generally have a duration of twenty years from filing. The remaining duration on the individual patents in our patent portfolio varies.
We cannot assure that any of our patent applications will result in the issuance of a patent or whether the examination process will result in patents of valuable breadth or applicability. In addition, any patents that may be issued may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. We also license software from third parties for integration into our products, including open source software and other software available on commercially-reasonable terms. We own a number of trademarks in the U.S. and other jurisdictions, including Arista, EOS, CloudVision,

CloudStream, CVP, CVX, Health Tracer, MapReduce Tracer, Path Tracer, MXP, MSS, RAIL, Score, SPLINE, SuperSpine, SSU, FlexRoute, NetRollBack, NetDB, OSFP, AlgoMatch, Macro-Segmentation and Macro-Segmentation Service.
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
Successful claims of infringement by a third party, if any, could prevent us from distributing certain products or performing certain services, require us to expend time and money to develop non-infringing solutions or force us to pay substantial damages, royalties or other fees. We cannot assure that we do not currently infringe, or that we will not in the future infringe, upon any third-party patents or other proprietary rights.
Human Capital Resources
At Arista, we seek to maintain an environment that is open, diverse and inclusive, and where our people feel valued, included and accountable. One of Arista’s key principles is always doing the right thing for our employees. We are committed to maintaining the highest level of professional and ethical standards in the conduct of our business around the world. As of December 31, 2020, we employed approximately 2613 full-time employees worldwide. None of our employees is represented by unions. We consider our relationship with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.
Diversity and Equal Employment
We seek to maintain an environment that is open, diverse and inclusive, and where our employees feel valued. We believe that diverse and inclusive teams enhance individual and company performance and help us attract and retain the best talent available. We strive to build an inclusive culture that encourages, supports and celebrates the diverse voices of our employees. As part of the Arista way, we believe in treating peers with respect, mentoring individuals and developing teams for overall success.
We are proud to be an S&P 500 company with both a female CEO and CFO. We also actively promote the hiring of female engineers by supporting periodic technology sessions for female engineers. In addition, we support under-represented employee affinity organizations and actively recruit from under-represented universities and professional societies.
Arista affirms the principle of equal employment opportunity without regard to any protected characteristic, including but not limited to race, religion, national origin, color, gender, age, disability, pregnancy, marital status, ancestry, military status or sexual orientation. We practice and promote such policies in all locations as appropriate under applicable law. We affirm this principle of freedom from discrimination in all aspects of the employment relationship from recruitment and hiring, through performance evaluations, compensation and promotions. At Arista, we believe that all employees should be treated with dignity and respect.
Health and Safety
We are committed to protecting the health and safety of our employees, visitors, and the public. Our policy is to maintain our facilities and run our business operations in a manner that does not jeopardize the occupational health and safety of employees.
During the COVID-19 pandemic, Arista asked its employees to work from home with limited exceptions. Essential workers have been given to access to our facilities as may be permitted under applicable laws after instituting additional health and safety measures to reduce the risk of COVID-19. We work to provide safe working environments in our operations.
Compensation and Benefits
Arista provides competitive and comprehensive benefit packages that are designed to help employees make the best decisions for themselves, their family and their lifestyle. Our compensation committee provides oversight of our compensation policies, plans, benefit programs and overall compensation philosophy.
Along with Arista’s traditional healthcare benefits, Arista has created a detailed injury and illness prevention program to better protect employees from occupational risks of injury or illness. Arista periodically hosts wellness days, whose purpose is to raise awareness on health issues, increase education on preventive medicine and available services and shift employee behavior through interactive activities and live presentations. We also maintain a community engagement program, which provides opportunities for our employees to engage in community service.
Available Information
Our website is located at www.arista.com and our investor relations website is located at investors.arista.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on the Investors portion of our web-site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
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
Risk Factors Summary
Our business is subject to numerous risks and uncertainties, including those highlighted in Part I, Item 1A titled “Risk Factors.” These risks include, but are not limited to, the following:
Risks Related to Our Business and Industry
•the COVID-19 pandemic could materially adversely affect our business;
•the networking market is rapidly evolving;
•failure to successfully pursue new products and services and expand into adjacent markets could adversely affect our business;
•our revenue and revenue growth may decline;
•our results of operations may vary significantly from period to period;
•our gross margins vary and may be adversely affected;
•shipment delays could cause revenue to fall;
•adverse economic conditions and reduced information technology and network infrastructure spending may adversely affect our business;
•we face intense competition and industry consolidation;
•we are subject to risks associated with international sales and operations;
•we face risks associated with the acquisition and integration of complementary companies, products or technologies;
•seasonal fluctuations impact revenue;
•fluctuations in currency exchange rates could adversely affect our business;
•failure to raise any needed capital on favorable terms could harm our business.
Risks Related to Customers and Sales
•if we are unable to attract new large customers or sell additional products and services to our existing customers, our revenue growth will be adversely affected;
•large purchases by a limited number of customers represent a substantial portion of our revenue;
•if we are unable to increase market awareness of our products, our revenue may not continue to grow or may decline;
•some large customers require more favorable terms;
•sales of our switches generate most of our product revenue;
•sales prices of our products and services may decrease;
•sales cycle can be long and unpredictable;
•inability to offer high quality support and services could adversely affect our business;
•declines in maintenance renewals by customers could harm our business;
•indemnification provisions under sales contracts could expose us to losses;
•we rely on distributors, systems integrations and resellers to sell our products;
•sales to government entities are subject to a number of risks and challenges;
•we are exposed to credit risk of channel partners and customers.
Risks Related to Products and Services
•product quality problems, defects, errors or vulnerabilities could harm our business;

•failure to anticipate technological shifts could harm our business;
•our products must interoperate with operating systems, software and hardware developed by others.
Risks Related to Supply Chain and Manufacturing
•managing the supply of our products and product components is complex;
•some key components in our products come from sole or limited sources of supply which results in risks of supply shortages and supply changes;
•we depend on third-party manufacturers to build our products;
•future sales forecasts may be materially inaccurate which could result incorrect levels of inventory.
Risks Related to Intellectual Property and Other Proprietary Rights
•assertions by third parties of intellectual property infringement could harm our business;
•failure to protect our intellectual property rights could harm our competitive position;
•we rely on the availability of licenses to third party software and other intellectual property;
•failure to comply with open source software could restrict our ability to sell our products;
•risk that our competitors could develop products that are similar to or better than ours because we provide access to our software and selected source code to certain partners, which creates additional risks.
Risks Related to Litigation
•we may become involved in litigation that may materially adversely affect us.
Risks Related to Cybersecurity and Data Privacy
•defects, errors or vulnerabilities in our security network products or the failure of our products to detect security breaches could harm our business;
•breaches of our cybersecurity systems or other security breaches could harm our business and our products.
Risks Related to Accounting, Compliance, Regulation and Tax
•failure to maintain effective internal control over financial reporting could adversely affect the accuracy and timing of our financial reporting;
•if our critical accounting policies are based on incorrect assumptions, our results of operations could fall below analyst and investor expectations and result in a decline in the market price of our common stock;
•enhanced U.S. tax, tariff, import/export restrictions or other trade barriers may negatively affect our business;
•changes in our effective tax rate or new tax laws could adversely affect our results;
•failure to comply with government laws and regulations could harm our business;
•we are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability for violations.
Risks Related to Ownership of Our Common Stock
•the trading price of our common stock is volatile and the value of your investment may decline;
•any reduction or discontinuance of our stock repurchase program could cause the market price of our common stock to decline;
•sales of substantial amounts of our common stock could reduce the market price of our common stock;
•insiders have substantial control over us;
•our charter documents and Delaware law could discourage takeover attempts and lead to management entrenchment.
General Risks
•if we are unable to hire, retain and train personnel and senior management, our business could suffer;
•natural disasters, terrorism and other catastrophic events could harm our business;
•we have not paid dividends and do not intend to pay dividends for the foreseeable future.

Risks Related to Our Business and Industry
The COVID-19 pandemic could materially adversely affect our business, financial condition, results of operations and prospects.
The COVID-19 pandemic has had and could continue to have an adverse impact on the business operations of our company and our customers, partners, manufacturers, suppliers, distribution fulfillment centers and service depots. To comply with the shelter in place orders and to safeguard our employees, we closed all of our offices, with limited exceptions for essential employees in certain locations, and the vast majority of our employees continue to work from home. In addition, we experienced, and may continue to experience, manufacturing and supply chain disruptions and logistic challenges. Our contract manufacturers in Malaysia, Mexico and the United States are impacted by the pandemic and have experienced shelter in place orders, workforce disruptions and delays in production and exporting products. While our contract manufacturers have made significant progress, they may be subject to supply constraints. Similar to our manufacturing facilities, our direct fulfillment centers and service depots continue to operate with varying degrees of government restriction on access, which can materially impact our ability to ship products or provide support services to our customers. As a result of COVID-19 related manufacturing disruptions, the lead times for our products have increased and our supply chain costs have increased which has adversely impacted our gross margins. In addition, we have and may continue to purchase buffer inventories of components and products that have extended lead times to ensure adequate supply to support long-term customer demand, and this may increase the risk of future excess and obsolete inventory and could have a negative impact on our gross margins.
As the COVID-19 pandemic continues, we have experienced and may continue to experience additional risks including:
•more manufacturing disruptions and supply shortages;
•longer lead-times for component parts incorporated into our products;
•reduced capacity and output at factories and factory closures;
•disruptions in logistics which impact the movement of components and finished products;
•overall increased demand for materials which could result in a limited supply of materials and components that are incorporated in our products;
•delays in product shipments and limits on our ability to provide in-person support services to customers;
•increased risk of future excess and obsolete inventory as we increase our inventory buffers of long lead time components to support longer term customer demand; and
•further increased lead times for our products.
The COVID-19 pandemic could limit our ability to add new customers and cause sales disruptions, order cancellations, longer upgrade cycles by customers for network equipment and overall lower demand for our products and services. Customers may purchase products in advance of their internal demand which could result in lower purchases in subsequent quarters. We could face increased risk of customer defaults and delays in payment.
In addition, the COVID-19 pandemic has adversely affected, and may continue to adversely affect, the global economy and financial markets, which may result in an extended economic slowdown or a global recession that could adversely impact our business. Due to the duration of the pandemic, the uncertainty around vaccination deployment with respect to the COVID-19 pandemic, the uncertainty around the impact of new strains of COVID-19 and uncertain timing of a global recovery, we are unable to predict the full impact of the COVID-19 pandemic on our business operations and financial performance.
The networking market is rapidly evolving. If this market does not evolve as we anticipate or our target end customers do not adopt our networking solutions, we may not be able to compete effectively, and our ability to generate revenue will suffer.

A substantial portion of our business and revenue depends on the growth and evolution of the networking market. The market demand for networking solutions has increased in recent years as end customers have deployed larger, more sophisticated networks and have increased the use of virtualization and cloud computing. The continued growth of this market will be dependent upon many factors including but not limited to the adoption of and demand for our end customers’ products and services, the expansion, evolution and build out of our end customers’ networks, the capacity utilization of existing network infrastructures, changes in the technological requirements for the products and services to be deployed in these networks, the amount and mix of capital spending by our end customers, the development of network switches and cloud service solutions by our large end customers for internal use, the financial performance and prospects of our end customers, the availability of capital resources to our end customers, changes in government regulation that could impact networking business models including those regulations related to cybersecurity, privacy, data protection and net neutrality, our ability to provide networking solutions that address the needs of end customers more effectively and economically than those of other competitors or existing technologies and general economic conditions, including the impact of the COVID-19 pandemic.
If the networking solutions market does not develop in the way we anticipate or otherwise experiences a slow-down, if our solutions do not offer benefits compared to competing networking products or if end customers do not recognize the benefits that our solutions provide, then our business, financial condition, results of operations and prospects could be materially adversely affected.
We pursue new product and service offerings and expand into adjacent markets, and if we fail to successfully carry out these initiatives, our business, financial condition, or results of operations could be adversely impacted.
We have made substantial investments to develop new products and services and enhancements to existing products through our acquisitions and research and development efforts to expand our product offerings and maintain our revenue growth. If we are unable to anticipate technological changes in our industry by introducing new or enhanced products and services in a timely and cost-effective manner, if we fail to introduce products and services that meet market demand, or if we do not successfully expand into adjacent markets, we may lose our competitive position, our products may become obsolete, and our business, financial condition or results of operations could be adversely affected. For example, as we introduce our 400 GbE and 800 GbE products, our ability to continue to maintain our competitive position with our customers will depend on their acceptance of these products.
Additionally, from time to time, we invest in expansion into adjacent markets, including campus switching, WiFi networking and network security markets. Although we believe these solutions are complementary to our current offerings, we have less experience and a more limited operating history in these markets, and our efforts in this area may not be successful. Expanding our services in existing and new markets and increasing the depth and breadth of our presence imposes significant burdens on our marketing, compliance, and other administrative and managerial resources. Our plan to expand and deepen our market share in our existing markets and possibly expand into additional markets is subject to a variety of risks and challenges. Our success in these new markets depends on a variety of factors, including but not limited to our ability to develop new products, new product features and services that address the customer requirements for these markets, attract a customer base in markets in which we have less experience, compete with new and existing competitors in these adjacent markets, and gain market acceptance of our new products.
Developing our products is expensive, and the investment in product development may involve a long payback cycle. We expect to continue to invest heavily in software development in order to expand the capabilities of our cloud networking platform and introduce new products and features. We expect that our results of operations will be impacted by the timing and size of these investments. These investments may take several years to generate positive returns, if ever.
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
Our revenue growth rate in previous periods may not be indicative of our future performance. We have experienced annual revenue growth rates of -3.9%, 12.1%, and 30.7% in 2020, 2019, and 2018, respectively. In the future our revenue growth rates may be volatile as we become more penetrated in our existing customer base and product markets, and as we look to enter and expand into new markets. In addition, COVID-19 related disruptions may have a negative impact on demand from our customers in future periods and on our ability to add new customers. Other factors may also contribute to declines in our growth rates, including changes in demand for our products and services, particularly from our large end customers, changes in capital spending by our large end customers, increased competition, our ability to successfully manage our expansion or continue to capitalize on growth opportunities, the maturation of our business, general economic and international trade conditions, and our ability to be successful in adjacent markets, such as campus switching, WiFi networking markets and network security markets. For example, we have experienced volatility in demand from certain of our large end customers. Overall demand from larger customers may decline in future periods, which would impact our future revenue growth. You should not rely on our revenue for any prior quarterly or annual period as an indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected and our stock price could be volatile.
Our results of operations may vary significantly from period to period and be unpredictable and if we fail to meet the expectations of analysts or investors or our previously issued financial guidance, or if any forward-looking financial guidance does not meet the expectation of analysts or investors, the market price of our common stock could decline substantially.
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
•the disruption caused by COVID-19 and the government restrictions in response to the pandemic;
•our inability to fulfill our end customers’ orders due to the availability of inventory, supply chain delays, access to key commodities or technologies or events that impact our manufacturers or their suppliers;
•our ability to increase sales to existing customers and attract new end customers, including large end customers;
•the budgeting, sales and implementation cycles, purchasing practices and buying patterns of end customers, including large end customers who may receive lower pricing terms due to volume discounts and who may or may not make large bulk purchases in certain quarters or who may elect to re-assign allocations to multiple vendors based upon specific network roles or projects;
•changes in the growth rate of existing or new customers, including large end customers and service providers, changes in end-customer, distributor or reseller requirements or market needs, and changes in growth rates of the networking market;
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
•our ability to increase the size and production of our sales or distribution channel, or any disruption in, or termination of, our sales or distribution channels;
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
•general economic conditions, both domestically and in foreign markets, and disruptions in our business and the markets due to, among other things, health epidemics, natural disasters, terrorism and other catastrophic events;
•increases in cybersecurity threats, including security threats from state sponsors; and
•other risk factors described in this Annual Report on Form 10-K.
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
We expect our gross margins to vary over time and the gross margins we have achieved in recent years may not be sustainable and may be adversely affected in the future by numerous factors, including but not limited to changes in end-customer, geographic or product mix, increased price competition, introduction of new products and new business models including the sale and delivery of more software and subscription solutions, increases in material or component costs and production costs, entry into new markets or growth in lower margin markets, entry in markets with different pricing and cost structures, pricing discounts given to customers, costs associated with defending intellectual property infringement and other claims and the potential outcomes of such disputes, excess inventory and inventory holding charges, changes in shipment volume, the timing of revenue recognition and revenue deferrals, increased costs arising from tariffs, increased costs arising from epidemics, changes in distribution channels, increased warranty costs, and our ability to execute our operating plans. We determine our operating expenses largely on the basis of anticipated revenues and a high percentage of our expenses are fixed in the short and medium term. As a result, a failure or delay in generating or recognizing revenue could cause significant variations in our operating results and operating margin from quarter to quarter. Failure to sustain or improve our gross margins reduces our profitability and may have a material adverse effect on our business and stock price.
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
Our business depends on the overall demand for information technology, network connectivity and access to data and applications. Weak domestic or global economic conditions, fear or anticipation of such conditions, international trade disputes, global pandemics, or a reduction in information technology and network infrastructure spending even if economic conditions improve, could adversely affect our business, financial condition, results of operations and prospects in a number of ways, including longer sales cycles, lower prices for our products and services, higher default rates among our distributors, and reduced unit sales and lower or no growth. For example, the global macroeconomic environment could be negatively affected by, among other things, the COVID-19 pandemic or other epidemics, instability in global economic markets resulting from fiscal and monetary stimulus measures to counteract the impact of the COVID-19 pandemic, increased U.S. trade tariffs and trade disputes between the U.S., China and other countries, instability in the global credit markets, the impact and uncertainty regarding global central bank monetary policy, including the instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union ("EU"), political demonstrations, and foreign governmental debt concerns. Such challenges have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets. In addition, the COVID-19 pandemic has caused business disruptions around the world and may result in customers delaying or canceling capital expenditures on information technology and network infrastructure, which may affect the overall demand for our products. Continuing or worsening economic instability could adversely affect spending for IT, network infrastructure, systems and tools. A longer period of economic uncertainty or a downturn may also significantly affect financing markets, the availability of capital and the terms and conditions of financing arrangements, including the overall cost of financing as well as the financial health or creditworthiness of our end customers. Circumstances may arise in which we need, or desire, to raise additional capital, and such capital may not be available on commercially reasonable terms, or at all.
We face intense competition, especially from larger, well-established companies and industry consolidation may lead to further increased competition, which may harm our business, financial condition, results of operations and prospects.
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
The data center and campus networking markets have been historically dominated by Cisco, with competition also coming from other large network equipment and system vendors, including Extreme Networks, Dell/EMC, Hewlett Packard Enterprise, and Juniper Networks. Most of our competitors and some strategic alliance partners have made acquisitions and/or have entered into or extended partnerships or other strategic relationships to offer more comprehensive product lines, including cloud networking solutions and network security. For example, Broadcom acquired Brocade Communications Systems, Extreme Networks purchased certain data center networking assets from Broadcom/Brocade and Avaya, Dell acquired EMC, and Hewlett Packard Enterprise acquired Aruba Networks. This industry consolidation may lead to increased competition and may harm our business. Large system vendors are increasingly seeking to deliver top-to-bottom cloud networking solutions to end customers that combine cloud-focused hardware and software solutions to provide an alternative to our products. We expect this trend to continue as companies attempt to strengthen their market positions in an evolving industry and as companies are acquired or are unable to continue operations. Industry consolidation may result in stronger competitors that are better able to compete with us, and this could lead to more variability in our results of operations and could have a material adverse effect on our business, the pricing of our solutions, financial condition, results of operations and prospects.
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
Many of our existing and potential competitors enjoy substantial competitive advantages, such as greater name recognition and longer operating histories, larger sales and marketing budgets and resources, broader distribution and established relationships with channel partners and end customers, the ability to leverage their sales efforts across a broader portfolio of products, the ability to bundle competitive offerings with other products and services, the ability to develop their own silicon chips, the ability to set more aggressive pricing policies, lower labor and development costs, greater resources to make acquisitions, larger intellectual property portfolio, and substantially greater financial, technical, research and development or other resources.
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
Our ability to grow our business and our future success will depend to a significant extent on our ability to expand our operations and customer base worldwide. Many of our customers, resellers, partners, suppliers and manufacturers operate around the world. Operating in a global marketplace, we are subject to risks associated with having an international reach and compliance and regulatory requirements. Our international sales and operations are subject to a number of risks, including the following:
•ability to establish necessary business relationships and to comply with local business requirements, including distributor and reseller relationships;
•greater difficulty in enforcing contracts and accounts receivable collection and longer collection periods and non-standard terms with customers related to payment, warranties or performance obligations;
•increased expenses incurred in establishing and maintaining our international operations;
•fluctuations in exchange rates between the U.S. dollar and foreign currencies where we do business;
•general economic and political conditions in these foreign markets;
•risks associated with U.S. and foreign legal requirements, including those relating to anti-corruption, anti-bribery, privacy, data protection and the importation, certification and localization of our products in foreign countries;
•risks associated with U.S. government trade restrictions, including those which may impose restrictions, including prohibitions, on the exportation, re-exportation, sale, shipment or other transfer of programming, technology, components, and/or services to foreign persons;
•greater risk of unexpected changes in regulatory practices, tariffs and tax laws and treaties, including the Tax Act, particularly since there has been a change in U.S. presidential administration;
•greater risk of unexpected changes in tariffs imposed by the U.S. and other countries;
•deterioration of political relations between the U.S. and China, Russia, Canada, Mexico, the United Kingdom and the EU, which could have a material adverse effect on our sales and operations in these countries;
•the uncertainty of protection for intellectual property rights in some countries; and
•heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements.
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

As part of our business strategy, we may make investments in complementary companies, products or technologies which could involve licenses, additional channels of distribution, discount pricing or investments in or acquisitions of other companies. For example, we completed the acquisitions of Awake Security in October 2020 and Big Switch Networks in February 2020 which require management to focus efforts on integrating Awake Security and Big Switch Networks with the company. We may not be able to find suitable investment or acquisition candidates and we may not be able to complete such investments or acquisitions on favorable terms, if at all. If we do complete investments or acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any investments or acquisitions we complete could be viewed negatively by our end customers, investors and securities analysts. Through acquisitions, we continue to expand into new markets and new market segments and we may experience challenges in entering into new market segments for which we have not previously manufactured and sold products, including facing exposure to new market risks, difficulty achieving expected business results due to a lack of experience in new markets, products or technologies or the initial dependence on unfamiliar distribution partners or vendors.
In addition, investments and acquisitions may result in unforeseen operating difficulties and expenditures. For example, if we are unsuccessful at integrating any acquisitions or retaining key talent from those acquisitions, or the technologies associated with such acquisitions, into our company, the business, financial condition, results of operations and prospects of the combined company could be adversely affected. We may have difficulty retaining the employees of any acquired business or the acquired technologies or research and development expectations may prove unsuccessful. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for development of our business. We may not successfully evaluate or utilize the acquired technology or personnel or accurately forecast the financial effects of an acquisition transaction, including accounting charges. Any acquisition or investment could expose us to unknown liabilities. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. We may not be successful in retaining or expanding the customers and sales activities of any acquired business or in realizing the expected operational and cost efficiencies anticipated with the acquisition. We may have to pay cash, incur debt or issue equity securities to pay for any such investment or acquisition, each of which could adversely affect our financial condition or the market price of our common stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. Moreover, if the investment or acquisition becomes impaired, we may be required to take an impairment charge, which could adversely affect our financial condition or the market price of our common stock.
Seasonality may cause fluctuations in our revenue and results of operations.
We operate on a December 31st year end and have typically experienced higher sequential product revenue growth in the fourth quarter, followed by flat to declining sequential growth in the first quarter of the following year. We believe that this seasonality results from a number of factors, including the procurement, budgeting and deployment cycles of many of our end customers. Our rapid historical growth may have reduced the impact of seasonal or cyclical factors that might have influenced our business to date. As our increasing size causes our growth rate to slow, seasonal or cyclical variations in our operations may become more pronounced over time and may materially affect our business, financial condition, results of operations and prospects.
We are exposed to fluctuations in currency exchange rates, which could adversely affect our business, financial condition, results of operations and prospects.
Our sales contracts are primarily denominated in U.S. dollars, and therefore, substantially all of our revenue is not subject to foreign currency risk. However, a strengthening U.S. dollar could increase the real cost of our products to our end customers outside of the U.S., which could adversely affect our business, financial condition, results of operations and prospects. In addition, a decrease in the value of the U.S. dollar relative to foreign currencies could increase our product and operating costs in foreign locations. Further, a portion of our operating expenses is incurred outside the U.S., is denominated in foreign currencies and is subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with the currency fluctuations, our business, financial condition, results of operations and prospects could be adversely affected.

If we needed to raise additional capital to expand our operations, invest in new products or for other corporate purposes, our failure to do so on favorable terms could reduce our ability to compete and could harm our business, financial condition, results of operations and prospects.
We expect that our existing cash and cash equivalents, will be sufficient to meet our anticipated cash needs for the foreseeable future. If we did need to raise additional funds to expand our operations, invest in new products or for other corporate purposes, we may not be able to obtain additional debt or equity financing on favorable terms. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the market price of our common stock could decline. Furthermore, if we engage in debt financing, the holders of such debt would have priority over the holders of common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness or impose other restrictions on our business. We may also be required to take other actions that would otherwise be in the interests of the debt holders, including maintaining specified liquidity or other ratios, any of which could harm our business, financial condition, results of operations and prospects. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things, enhance our products and services, expand our sales and marketing and research and development organizations, acquire complementary technologies, products or businesses, and respond to competitive pressures or unanticipated working capital requirements. Our failure to do any of these things could seriously harm our business, financial condition, results of operations and prospects.
Risks Related to Customers and Sales
If we are unable to attract new large end customers or to sell additional products and services to our existing end customers, our revenue growth will be adversely affected and our revenue could decrease.
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
Historically, large purchases by a relatively limited number of end customers have accounted for a significant portion of our revenue. We have experienced unpredictability in the timing of orders from these large end customers primarily due to changes in demand patterns specific to these customers, the time it takes these end customers to evaluate, test, qualify and accept our products, and the overall complexity of these large orders. We expect continued variability in our customer concentration and timing of sales on a quarterly and annual basis. For example, sales to our end customer Microsoft and Facebook in fiscal 2019 collectively represented 40% of our total revenue, whereas sales to our end customer Microsoft in fiscal 2020 amounted to 21.5% of our revenues, with our end customer Facebook representing less than 10% of our revenues in the period. These changes contributed to a year-over-year decline in our revenue for fiscal 2020 compared to fiscal 2019. However, this decline in revenue was offset in part by stronger sales to our enterprise and other cloud and service provider customers. In addition, we typically provide pricing discounts to large end customers, which may result in lower margins for the period in which such sales occur.

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
If we are unable to increase market awareness of our company and our new products and services, our revenue may not continue to grow or may decline.
We have not yet established broad market awareness of our new products and services, including new products we introduced in the campus workspace and network security markets. Market awareness of our value proposition and products and services will be essential to our continued growth and our success, particularly for the service provider and broader enterprise markets. If our marketing efforts are unsuccessful in creating market awareness of our company and our products and services or in gaining access to new customer markets, then our business, financial condition, results of operations and prospects will be adversely affected, and we will not be able to achieve sustained growth.
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
Sales of our switches generate most of our product revenue, and if we are unable to continue to grow sales of these products, our business, financial condition, results of operations and prospects will suffer.

Historically, we have derived substantially all of our product revenue from sales of our switches, and we expect to continue to do so for the foreseeable future. We have experienced declines in sales prices for our products, including our 10 Gigabit Ethernet modular and fixed switches. A decline in the price of switches and related services, or our inability to increase sales of these products, would harm our business, financial condition, results of operations and prospects more seriously than if we derived significant revenue from a larger variety of product lines and services. Our future financial performance will also depend upon successfully developing and selling next-generation versions of our switches. If we fail to deliver new products, new features, or new releases that end customers want and that allow us to maintain leadership in what will continue to be a competitive market environment, our business, financial condition, results of operations and prospects will be harmed.
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
We have experienced declines in sales prices for our products and services. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products and services that compete with ours or may bundle them with other products and services. Additionally, although we generally price our products and services worldwide in U.S. dollars, currency fluctuations in certain countries and regions may adversely affect actual prices that partners and end customers are willing to pay in those countries and regions. Furthermore, sales prices and gross profits for our products may decrease over product life cycles. Decreased sales prices for any reason may reduce our gross profits and adversely affect our result of operations.
Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales and revenue are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.
The timing of our sales and revenue recognition is difficult to predict because of the length and unpredictability of our products’ sales cycles. A sales cycle is the period between initial contact with a prospective end customer and any sale of our products. End-customer orders often involve the purchase of multiple products. These orders are complex and difficult to complete because prospective end customers generally consider a number of factors over an extended period of time before committing to purchase the products and solutions we sell. End customers, especially our large end customers, often view the purchase of our products as a significant and strategic decision and require considerable time to evaluate, test and qualify our products prior to making a purchase decision and placing an order. The length of time that end customers devote to their evaluation, contract negotiation and budgeting processes varies significantly. In addition, customers may delay upgrades to their network infrastructure which extends the upgrade and sales cycle. Our products’ sales cycles can be lengthy in certain cases, especially with respect to our prospective large end customers. During the sales cycle, we expend significant time and money on sales and marketing activities and make investments in evaluation equipment, all of which lower our operating margins, particularly if no sale occurs. Even if an end customer decides to purchase our products, there are many factors affecting the timing of our recognition of revenue, which makes our revenue difficult to forecast. For example, there may be unexpected delays in an end customer’s internal procurement processes, particularly for some of our larger end customers for which our products represent a very small percentage of their total procurement activity. In addition, due to the COVID-19 pandemic, the sales cycle may be extended and there may be delays and reductions of expenditures and cancellations by end customers. There are many other factors specific to end customers that contribute to the timing of their purchases and the variability of our revenue recognition, including the strategic importance of a particular project to an end customer, budgetary constraints and changes in their personnel.
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
We anticipate increasing our sales efforts to U.S. and foreign, federal, state and local governmental end customers in the future. Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. The substantial majority of our sales to date to government entities have been made indirectly through our channel partners. Government certification requirements for products like ours may change and, in doing so, restrict our ability to sell into the government sector until we have attained revised certifications. Government demand and payment for our products and services may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and services. Government entities may have statutory, contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future business, financial condition, results of operations and prospects. Selling to government entities may also require us to comply with various regulations that are not applicable to sales to non-government entities, including regulations that may relate to pricing, classified material, prohibitions against use of certain foreign components in our products and services and other matters. Complying with such regulations may also require us to put in place controls and procedures to monitor compliance with the applicable regulations that may be costly or not possible. We are not currently certified to perform work under classified contracts with government entities. Failure to comply with any such regulations could adversely affect our business, prospects, results of operations and financial condition. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government ceasing to buy our products and services, a reduction of revenue, fines or civil or criminal liability if the audit uncovers improper or illegal activities, any of which could materially adversely affect our business, financial condition, results of operations and prospects. The U.S. government may require certain products that it purchases to be manufactured in the U.S. and other relatively high-cost manufacturing locations, and we may not manufacture all products in locations that meet these requirements. Any of these and other circumstances could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, the U.S. government may require that products it purchases contain a certain threshold of “domestic origin” components in order to meet “Buy America” requirements.
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
Risks Related to Products and Services
Product quality problems, defects, errors or vulnerabilities in our products or services could harm our reputation and adversely affect our business, financial condition, results of operations and prospects.
We produce highly complex products that incorporate advanced technologies, including both hardware and software technologies. Despite testing prior to their release, our products may contain undetected defects or errors, especially when first introduced or when new versions are released. Product defects or errors could affect the performance of our products, could result in a failure of appropriate updates to be distributed or installed, could delay the development or release of new products or new versions of products, and could result in warranty claims and product liability claims from customers. Any actual or perceived defect, error, or vulnerability in our products or services, or other allegations of unsatisfactory performance could cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs in analyzing, correcting or redesigning the products or otherwise addressing defects, errors or vulnerabilities, cause us to lose significant end customers, harm our reputation and market positions, subject us to liability for damages, subject us to litigation, regulatory inquiries or investigations, and divert our resources from other tasks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects.
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
If we do not successfully anticipate technological shifts and develop products and product enhancements that meet those technological shifts, if those products are not made available in a timely manner or do not gain market acceptance, or if we do not successfully manage product introductions, we may not be able to compete effectively, and our ability to generate revenue will suffer.
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
In addition, new technologies could render our existing products obsolete or less attractive to end customers, and our business, financial condition, results of operations and prospects could be materially adversely affected if such technologies are widely adopted. For example, end customers may prefer to address their network switch requirements by licensing software operating systems separately and placing them on “white box” hardware rather than purchasing integrated hardware products as has occurred in the server industry. Additionally, end customers may require product upgrades including higher Ethernet speeds and additional functionality to address the increasing demands of the cloud computing environments.
In the past several years, we have announced a number of new products and enhancements to our products and services, including new products in the campus workspace and network security markets. The success of our new products depends on several factors including, but not limited to, appropriate new product definition, the development of product features that sufficiently meet end-user requirements, our ability to manage the risks associated with new product production ramp-up issues, component costs, availability of components, timely completion and introduction of these products, prompt solution of any defects or bugs in these products, our ability to support these products, differentiation of new products from those of our competitors and market acceptance of these products. For example, our new product releases will require strong execution from our third-party merchant silicon chip suppliers to develop and release new merchant silicon chips that satisfy end-customer requirements, to meet expected release schedules and to provide sufficient quantities of these components. If we are unable to successfully manage our product introductions or transitions, or if we fail to penetrate new markets, as a result of any of these or other factors, our business, financial condition, results of operations and prospects could be adversely affected.
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
Generally, our products comprise only a part of the network infrastructure and must interoperate with our end customers’ existing infrastructure, specifically their networks, servers, software and operating systems, which may be manufactured by a wide variety of vendors and original equipment manufacturers, or OEMs. Our products must comply with established industry standards in order to interoperate with the servers, storage, software and other networking equipment in the network infrastructure such that all systems function efficiently together. We depend on the vendors of servers and systems in a data center to support prevailing industry standards. Often, these vendors are significantly larger and more influential in driving industry standards than we are. Also, some industry standards may not be widely adopted or implemented uniformly and competing standards may emerge that may be preferred by our end customers.
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
Risks Related to Supply Chain and Manufacturing
Managing the supply of our products and product components is complex. Insufficient component supply and inventory may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.
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
In order to reduce manufacturing lead times and plan for adequate component supply, from time to time we may issue purchase orders for components and products that are non-cancelable and non-returnable. In addition, we may purchase components and products that have extended lead teams to ensure adequate supply to support long-term customer demand and mitigate the impact of COVID-19 related supply disruptions. We establish a liability for non-cancelable, non-returnable purchase commitments with our component inventory suppliers for quantities in excess of our demand forecasts, or for products that are considered obsolete. In addition, we establish a liability and reimburse our contract manufacturer for component inventory purchased on our behalf that has been rendered excess or obsolete due to manufacturing and engineering change orders, or in cases where inventory levels greatly exceed our demand forecasts. If we ultimately determine that we have excess inventory or obsolete inventory, we may have to reduce our prices and write down inventory to its estimated realizable value, which in turn could result in lower gross margins. If we are unable to effectively manage our supply and inventory, our business, financial condition, results of operations and prospects could be adversely affected.
Because some of the key components in our products come from sole or limited sources of supply, we are susceptible to supply shortages or supply changes, which could disrupt or delay our scheduled product deliveries to our end customers and may result in the loss of sales and end customers.
Our products rely on key components, including merchant silicon chips, integrated circuit components, printed circuit boards, connectors, custom-tooled sheet metal and power supplies that we purchase or our contract manufacturers purchase on our behalf from a limited number of suppliers, including certain sole source providers. Generally, we do not have guaranteed supply contracts with our component suppliers, and our suppliers could suffer shortages, delay shipments, prioritize shipments to other vendors, increase prices or cease manufacturing such products or selling them to us at any time. Supply of these components may also be adversely affected by industry consolidation which could result in increased component prices or fewer sourcing options as well as geopolitical conditions such as international trade wars like the U.S. trade war with China and the impact of public health epidemics like the COVID-19 pandemic. For example, in the past, we have experienced shortages in inventory for dynamic random access memory integrated circuits and delayed releases of the next generation of chipset, which delayed our production and/or the release of our new products. We have also recently experienced shortages and delays relating to certain components as a result of manufacturing and supply disruptions due to the COVID-19 pandemic.
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

Our reliance on component suppliers also yields the potential for the infringement or misappropriation of third-party intellectual property rights due to the incorporation of such components into our products. We may not be indemnified by such component suppliers for such infringement or misappropriation claims. Any litigation for which we do not receive indemnification could require us to incur significant legal expenses in defending against such claims or require us to pay substantial royalty payments or settlement amounts that would not be reimbursed by our component suppliers.
Our product development efforts are also dependent upon the success of our continued collaboration with our key merchant silicon vendors such as Broadcom and Intel. As we develop our product roadmap, we select specific merchant silicon from these vendors for each new product. It is critical that we work in tandem with these vendors to ensure that their silicon includes improved features, that our products take advantage of such improved features, and that such vendors are able to supply us with sufficient quantities on commercially reasonable term to meet customer demand. Reliance on these relationships allows us to focus our research and development resources on our software core competencies while leveraging their investments and expertise. The merchant silicon vendors may not be successful in continuing to innovate, meet deadlines for the release of their products or produce a sufficient supply of their products. Moreover, these vendors may not collaborate with us or may become competitive with us by selling merchant silicon for “white boxes” or other products to our customers.
If our key merchant silicon vendors do not continue to innovate, if there are delays in the release of their products or supply shortages, if they no longer collaborate in such fashion or if such merchant silicon is not offered to us on commercially reasonable terms, our products may become less competitive, our own product launches could be delayed or we may be required to redesign our products to incorporate alternative merchant silicon, which could result in lost sales, reduce gross margins, damage to our customer relationships or otherwise have a material effect on revenue and business, financial condition, results of operations and prospects.
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
We depend on third-party contract manufacturers to manufacture our product lines. A significant portion of our cost of revenue consists of payments to these third-party contract manufacturers. Our reliance on these third-party contract manufacturers reduces our control over the manufacturing process, quality assurance, product costs and product supply and timing, which exposes us to risk. Our reliance on contract manufacturers also yields the potential for their infringement of third party intellectual property rights in the manufacturing of our products or their misappropriation of our intellectual property rights in the manufacturing of other customers’ products. If we are unable to manage our relationships with our third-party contract manufacturers effectively, or if these third-party manufacturers suffer delays or disruptions or quality control problems in their operations, experience increased manufacturing lead times, capacity constraints or fail to meet our future requirements for timely delivery, our ability to ship products to our end customers would be severely impaired, and our business, financial condition, results of operations and prospects would be seriously harmed.
To the extent that our products are manufactured at facilities in foreign countries, we may be subject to additional risks associated with complying with local rules and regulations in those jurisdictions, including shelter in place orders issued in connection with the COVID-19 pandemic. For example, due to the COVID-19 pandemic, some of our contract manufacturers experienced temporary closures and labor shortages as a result of shelter in place orders similar to the orders currently issued in their local jurisdictions. While our manufacturing sites are currently operational, further shelter in place orders or factory closures in these or other manufacturing sites would result in material disruptions, increased lead times and supply shortages of our products.

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
If we add or change contract manufacturers or change any manufacturing plant locations within a contract manufacturer network, we would add additional complexity and risk to our supply chain management and may increase our working capital requirements. Ensuring a new contract manufacturer or new plant location is qualified to manufacture our products to our standards and industry requirements could take significant effort and be time consuming and expensive. Any addition or change in manufacturers may be extremely costly, time consuming and we may not be able to do so successfully.
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
Risks Related to Intellectual Property and Other Proprietary Rights
Assertions by third parties of infringement or other violations by us of their intellectual property rights, or other lawsuits asserted against us, could result in significant costs and substantially harm our business, financial condition, results of operations and prospects.
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
An adverse outcome of a dispute may require us to pay substantial damages or penalties including treble damages if we are found to have willfully infringed a third party’s patents; cease making, licensing, using or importing into the U.S. products or services that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to attempt to redesign our products or services or otherwise to develop non-infringing technology, which may not be successful; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or intellectual property rights; and indemnify our partners and other third parties. Any damages, penalties or royalty obligations we may become subject to as a result of an adverse outcome, and any third-party indemnity we may need to provide, could harm our business, financial condition, results of operations and prospects. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. Further, there is little or no information publicly available concerning market or fair values for license fees, which can lead to overpayment of license or settlement fees. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Suppliers subject to third-party intellectual property claims also may choose or be forced to discontinue or alter their arrangements with us, with little or no advance notice to us. Any of these events could seriously harm our business, financial condition, results of operations and prospects.
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
Risks Related to Litigation
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

For more information regarding the litigation in which we have been involved, see the “Legal Proceedings” subheading in Note 7. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K incorporated herein by reference.
Risks Related to Cybersecurity and Data Privacy
Defects, errors or vulnerabilities in our products, the failure of our products to detect security breaches, the misuse of our products or the risks of product liability could harm our reputation and adversely impact our operating results.
Our products, services and internal network systems could become a target for security attacks, including attacks specifically designed to disrupt our business and our customers and introduce malicious software and attacks by state sponsors. If our products, services or internal networks, system or data are or are perceived to have been compromised, our reputation may be damaged and our financial results may be negatively affected.
Organizations are increasingly subject to a wide variety of attacks on their networks, systems, endpoints, products and services, and no security solution, including our security platform, can address all possible security threats or block all methods of penetrating a network, products and services or otherwise perpetrating a security incident. Additionally, any defects, errors, or vulnerabilities in our security platform or in the hardware upon which it is deployed, including a failure to implement updates to such platform, could temporarily or permanently limit our detection capabilities and expose our end-customers’ networks, leaving their networks unprotected against the latest security threats. If customers of our security platform do suffer a data security incident or data breach, even if it is not attributable to a failure of our platform to identify any threat or vulnerability, customers may believe that our platform failed to detect a threat or vulnerability, which could harm our reputation or negatively affect our financial results.
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
Breaches of our cybersecurity systems, or other security breaches or incidents with respect to our products, services, networks, systems, or data, could degrade our ability to conduct our business operations and deliver products and services to our customers, delay our ability to recognize revenue, compromise the integrity of our software products and our networks, systems, and data, result in significant data losses and the theft of our intellectual property, damage our reputation, expose us to liability to third parties and require us to incur significant additional costs to maintain the security of our networks and data.
We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners. Computer programmers or other persons or organizations may attempt to penetrate our network security, or that of our website or systems, and access or obtain confidential, personal, or otherwise sensitive or proprietary information about us or our customers or cause interruptions of our service. These risks may increase due to the current COVID-19 pandemic. Because the techniques used to access or sabotage networks and systems change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. In addition, our software and sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could cause the software or applications to fail or otherwise to unexpectedly interfere with the operation of the system. We face risks of others gaining unauthorized access to our products and services and introducing malicious software. We have also outsourced a number of our business functions to third-parties, including our manufacturers, logistics providers, and cloud service providers, and our business operations also depend, in part, on the success of these third parties’ own cybersecurity measures. Similarly, we rely upon distributors, resellers and system integrators to sell our products and our sales operations depend, in part, on the reliability of their cybersecurity measures. Additionally, we depend upon our employees to appropriately handle confidential data and deploy our IT resources with the use of security measures designed to prevent exposure of our network systems to security breaches and the loss of data. We and all of the aforementioned third parties also face the risk of malicious software, phishing schemes and other social engineering methods, fraud and other malfeasance, cybersecurity threats from state sponsors, and intentional or negligent acts or omissions of employees and contractors. Furthermore, our acquisition of Awake Security and our provision of its NDR platform may result in us being a more attractive target for such attacks. Accordingly, if our cybersecurity systems and measures or those of any of the aforementioned third parties fail to protect against sophisticated cyber-attacks, the mishandling of data by employees and contractors, or any other means of unauthorized access to, or use of, our manufacturing process, products, services, networks, systems, or data that we or such third parties maintain, operate, or process, our ability to conduct our business effectively could be damaged in a number of ways, including:
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
•our manufacturing process, products, services, supply chain, network systems and data could be corrupted; and
•personal data of our customers, employees, contractors, and business partners could be accessed, obtained, or used without authorization, or otherwise compromised.
Should any of the above events occur, or be perceived to occur, we could be subject to significant claims for liability from our customers and others and regulatory investigations and actions from governmental agencies, and we could be required to expend significant capital and other resources to remediate and otherwise address any data security incident or breach, including to notify individuals, entities, or regulatory bodies and to implement measures in an effort to prevent further breaches or incidents. In addition, our ability to protect our intellectual property rights could be compromised and our reputation and competitive position could be significantly harmed. Also, the regulatory and contractual actions, litigation, investigations, fines, penalties and liabilities relating to data breaches that result in losses of, damage or destruction of, or unauthorized access to or acquisition of, credit card information or other personal or sensitive data of users of our services can be significant in terms of fines and reputational impact and necessitate changes to our business operations that may be disruptive to us. Additionally, we could incur significant costs in order to upgrade our cybersecurity systems and other measures in an effort to prevent security breaches and other incidents. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers. Consequently, our financial performance and results of operations could be adversely affected by any of the foregoing types of security breaches, incidents, vulnerabilities, or other matters, or the perception that any of them have occurred.
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
Risks Related to Accounting, Compliance. Regulation and Tax

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
If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect or if there is a change in accounting principles, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. A change in these principles or interpretations could harm our revenue and financial results, and could affect the reporting of transactions completed before the announcement of a change. In addition, we base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations", in Part II, Item 7, of this Annual Report on Form 10-K, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, inventory valuation and contract manufacturer/supplier liabilities, income taxes and loss contingencies. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations may be adversely affected and may fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
Enhanced United States tax, tariff, import/export restrictions, Chinese regulations or other trade barriers may have a negative effect on global economic conditions, financial markets and our business.
There is currently significant uncertainty about the future relationship between the United States, and various other countries, most significantly China, with respect to trade policies, treaties, tariffs and taxes. In 2018, the Office of the U.S. Trade Representative (the “USTR”) enacted a tariff of 10% on imports into the U.S. from China, including communications equipment products and components manufactured and imported from China. Since then, additional tariffs have been imposed by the USTR on imports into the United States from China, and China has also imposed tariffs on imports into China from the United States. Although the United States and China signed an interim trade agreement in January 2020, the parties are continuing to negotiate a trade agreement.
In addition, due to concerns with the security of products and services from certain telecommunications and video providers based in China, U.S. Congress has enacted bans on the use of certain Chinese-origin components or systems either in items sold to the U.S. government or in the internal networks of government contractors and subcontractors (even if those networks are not used for government-related projects). Further, the Chinese Government has responded to these U.S. actions by indicating its intention to develop an unreliable entity list, which may limit the ability of companies on the list to engage in business with Chinese customers.
If tariffs, trade restrictions, or trade barriers remain in place or if new tariffs, trade restrictions, or trade barriers are placed on products such as ours by U.S. or foreign governments, especially China, our costs may increase. We believe we can adjust our supply chain and manufacturing practices to minimize the impact of the tariffs, but our efforts may not be successful, there can be no assurance that we will not experience a disruption in our business related to these or other changes in trade practices and the process of changing suppliers in order to mitigate any such tariff costs could be complicated, time-consuming, and costly.
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
Given the relatively fluid regulatory environment in China and the United States and uncertainty how the U.S. government or foreign governments will act with respect to tariffs, international trade agreements and policies, a trade war, further governmental action related to tariffs or international trade policies, or additional tax or other regulatory changes in the future could directly and adversely impact our financial results and results of operations.
Changes in our income taxes or our effective tax rate, enactment of new tax laws or changes in the application of existing tax laws of various jurisdictions or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.
Our income taxes are subject to volatility and could be adversely affected by several factors, many of which are outside of our control, including earnings that are lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; our ability to generate and use tax attributes; changes in the valuation of our deferred tax assets and liabilities; expiration of or lapses in the federal research and development (“R&D”) tax credit laws; transfer pricing adjustments; tax effects of nondeductible compensation, including certain stock-based compensation; tax costs related to inter-company realignments; changes in accounting principles; imposition of withholding or other taxes on payments by subsidiaries or customers; or a change in our decision to indefinitely reinvest certain foreign earnings.
Significant judgment is required to evaluate our tax positions and determine our income tax liability. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely affect income taxes or additional paid-in capital. In addition, tax laws are dynamic and subject to change. Changes in tax laws and regulations and interpretations of such laws and regulations, including taxation of earnings outside of the U.S., the introduction of a base erosion anti-abuse tax and the disallowance of tax deductions for certain expense, as well as changes that may be enacted in the future, could impact the tax treatment of our earnings and cash and cash equivalent balances we currently maintain. Furthermore, due to shifting economic and political conditions, tax policies or rates in various jurisdictions, including the United States, may be subject to significant change.
Finally, we are subject to the examination of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. Audits by the IRS or other tax authorities are subject to inherent uncertainties and could result in unfavorable outcomes, including potential fines or penalties. As we operate in numerous taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. The expense of defending and resolving such an audit may be significant. The amount of time to resolve an audit is also unpredictable and may divert management’s attention from our business operations. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our income taxes. We cannot assure you that fluctuations in our provision for income taxes or our effective tax rate, the enactment of new tax laws or changes in the application or interpretation of existing tax laws or adverse outcomes resulting from examination of our tax returns by tax authorities will not have an adverse effect on our business, financial condition, results of operations and prospects.
Failure to comply with governmental laws and regulations could harm our business, financial condition, results of operations and prospects.
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, privacy, data protection, anti-bribery laws, import/export controls, conflict minerals, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. For example, the EU has implemented the General Data Protection Regulation (“GDPR”). The GDPR provides for substantial obligations relating to the handling, storage and other processing of data relating to individuals and administrative fines for violations, which can be up four percent of the previous year’s annual revenue or €20 million, whichever is higher. We have relied on the E.U.-U.S. and Swiss-U.S. Privacy Shield programs, and the use of model contractual clauses approved by the E.U. Commission, to legitimize these transfers. Both the E.U.-U.S. Privacy Shield and these model contractual clauses have been subject to legal challenge. We continue to analyze the July 2020 “Schrems II” decision by the Court of Justice of the European Union and its impact on our data transfer mechanisms as well as subsequent guidance from data privacy regulators. The effects of this decision are uncertain and difficult to predict. Among other effects, we may experience additional costs associated with increased compliance burdens and new contract negotiations with third parties that aid in processing data on our behalf. We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of residents of the European Economic Area (“EEA”). The regulatory environment applicable to the handling of EEA residents’ personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results, and financial condition. Further, the UK has implemented legislation that substantially provides for the GDPR, which provides for fines of up to the greater of 17.5 million British Pounds or four percent of the previous year’s annual revenue, whichever is higher. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear following the UK’s exit from the EU, including with respect to regulation of data transfers between EU member states and the UK.
Several jurisdictions have passed new laws and regulations relating to privacy, data protection, and other matters, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. For example, the California Consumer Privacy Act (“CCPA”) became operative on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. Certain aspects of the CCPA and its interpretation remain uncertain and are likely to remain uncertain for an extended period. Further, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by the votes in the November 3, 2020 election. The CPRA modifies the CCPA significantly, creating obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. Passage of the CPRA has resulted, has resulted in further uncertainty and may require us to incur additional costs and expenses in an effort to comply. In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services. Accordingly, we cannot predict the full impact of the CCPA, the CPRA or other evolving privacy and data protection obligations on our business or operations. Complying with emerging and changing legal and regulatory requirements relating to privacy, data protection and other matters may cause us to incur costs or require us to change our business practices, which could harm our business, financial condition, results of operations and prospects.
We are also subject to environmental laws and regulations governing the management and disposal of hazardous materials and wastes, including the hazardous material content of our products and laws relating to the collection, recycling and disposal of electrical and electronic equipment. Our failure, or the failure of our partners, including our contract manufacturers, to comply with past, present and future environmental laws could result in fines, penalties, third-party claims, reduced sales of our products, re-engineering our products, substantial product inventory write-offs and reputational damage, any of which could harm our business, financial condition, results of operations and prospects. We also expect that our business will be affected by new environmental laws and regulations on an ongoing basis applicable to us and our partners, including our contract manufacturers. To date, our expenditures for environmental compliance have not had a material effect on our results of operations or cash flows. Although we cannot predict the future effect of such laws or regulations, they will likely result in additional costs or require us to change the content or manufacturing of our products, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
As our company grows, we also continue developing procedures and controls to comply with export control and other applicable laws. Historically, we have had some instances where we inadvertently have not fully complied with certain export control laws, but we have disclosed them to, and implemented corrective actions with, the appropriate government agencies.
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
Risks Related to Ownership of Our Common Stock
The trading price of our common stock has been and may continue to be volatile, and the value of your investment could decline.
The trading price of our common stock has historically been and is likely to continue to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include, but are not limited to, forward-looking statements related to future revenue, gross margins and earnings per share, changes or decreases in our growth rate, manufacturing, supply or distribution shortages or constraints, ratings changes by securities analysts, actual or anticipated announcements of new products by our company or our competitors, litigation, actual or anticipated changes or fluctuations in our results of operations, regulatory developments, repurchases of our common stock, departures of key executives, major catastrophic events, and broad market and industry fluctuations.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate and may dilute your voting power and your ownership interest in us. Based on shares outstanding as of December 31, 2020, holders of approximately 21.9 % of our common stock have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, we have registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. If holders, by exercising their registration rights, sell large numbers of shares, it could adversely affect the market price of our common stock.
Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.
Our directors, executive officers and each of our stockholders who own greater than 10% of our outstanding common stock together with their affiliates, in the aggregate, beneficially own approximately 21.8% of the outstanding shares of our common stock, based on shares outstanding as of December 31, 2020. As a result, these stockholders, if acting together, could exercise a significant level of influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
General Risks
If we are unable to hire, retain, train and motivate qualified personnel and senior management, our business, financial condition, results of operations and prospects could suffer.
Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel, particularly software engineering and sales personnel. In addition, our success in expanding into adjacent markets including the enterprise market requires a significant investment of time, effort and financial resources into hiring and training our sales force to address these markets. If we do not effectively train our direct sales force, we may be unable to add new end customers, increase sales to our existing end customers, and successfully expand into new markets. Competition for highly skilled personnel is often intense, especially in the San Francisco Bay Area where we have a substantial presence and need for highly skilled personnel. Many of the companies with which we compete for experienced personnel have greater resources than we have to provide more attractive compensation packages and other amenities. Research and development personnel are aggressively recruited by startup and growth companies, which are especially active in many of the technical areas and geographic regions in which we conduct product development. In addition, in making employment decisions, particularly in the high-technology industry, job candidates often consider the value of the stock-based compensation they are to receive in connection with their employment. Declines in the market price of our stock could adversely affect our ability to attract, motivate or retain key employees. In addition, our future performance also depends on the continued services and continuing contributions of our senior management to execute our business plan and to identify and pursue new opportunities and product innovations. Our employment arrangements with our employees do not generally require that they continue to work for us for any specified period, and therefore, they could terminate their employment with us at any time. If we are unable to attract or retain qualified personnel, or if there are delays in hiring required personnel, our business, financial condition, results of operations and prospects may be seriously harmed.
Our business is subject to the risks of earthquakes, fire, power outages, floods, health epidemics and other catastrophic events and to interruption by man-made problems such as terrorism.
Our corporate headquarters and the operations of our key manufacturing vendors, logistics providers and partners, as well as many of our customers, are located in areas exposed to risks of natural disasters such as earthquakes and tsunamis, including the San Francisco Bay Area, Japan and Taiwan. A significant natural disaster, such as an earthquake, tsunami, fire or a flood, or other catastrophic event such as the COVID-19 pandemic or other disease outbreak, could have a material adverse effect on our or their business, which could in turn materially affect our financial condition, results of operations and prospects. These events could result in manufacturing and supply chain disruptions, shipment delays, order cancellations, and sales delays which could result in missed financial targets. Any health epidemic could have a material adverse effect on our ability to obtain components for our products that are supplied from Asia or to manufacture our products in Asia. Any such disruption of our suppliers, our contract manufacturers or our service providers would likely impact our sales and operating results. In addition, a health epidemic could adversely affect the economies of many countries, resulting in an economic downturn that could affect demand for our products and likely impact our operating results. In addition, acts of terrorism could cause disruptions in our business or the business of our manufacturers, logistics providers, partners or end customers or the economy as a whole. Given our typical concentration of sales at each quarter end, any disruption in the business of our manufacturers, logistics providers, partners or end customers that affects sales at the end of our quarter could have a particularly significant adverse effect on our quarterly results.
We have not paid dividends in the past and do not intend to pay dividends for the foreseeable future.
We have never declared nor paid any dividends on our common stock, and we do not anticipate paying any cash dividends in the future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters is located in Santa Clara, California where we currently lease approximately 210,000 square feet of space under a lease agreement that expires in 2023. In addition, we lease office spaces for operations, sales personnel and research and development in locations throughout the U.S. and various international locations, including Ireland, Canada, India, and Australia. We also lease data centers in the U.S., Ireland, Australia and the United Kingdom. We believe that our current facilities are adequate to meet our current needs and are being utilized by our business.
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
Our common stock is listed on the NYSE under the symbol “ANET”. As of February 12, 2021, there were 61 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Stock Performance Graph
The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.
The following graph compares the cumulative total return of our common stock with the total return for the NYSE Composite Index and the Standard & Poor’s 500 Index (the “S&P 500”) from December 31, 2015 to December 31, 2020.
The graph assumes $100 was invested at the market close on December 31, 2015 (the last trading day of the year) in the Company’s common stock and in each of the aforementioned indices with the re-investment of dividends, if any. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
Arista Networks Inc
NYSE Composite
S&P 500
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

Securities Authorized for Issuance Under Equity Compensation Plans
Information about securities authorized for issuance under our equity compensation plans is provided in Note 8. Stockholders' Equity and Stock-Based Compensation of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.

Recent Sales of Unregistered Equity Securities
There were no sales of unregistered securities during fiscal year 2020.
Issuer Repurchases of Equity Securities
Under our equity incentive plans, certain participants may exercise options prior to vesting, subject to a right of repurchase by us. During the fourth quarter of 2020, there were no repurchases of unvested shares of our common stock made pursuant to our equity incentive plans as a result of us exercising our rights nor pursuant to any publicly - announced plan or program.
Stock Repurchase Program
In April 2019, our board of directors authorized a $1.0 billion stock repurchase program (the “Repurchase Program”). This authorization allows us to repurchase shares of our common stock over three years and will be funded from operating cash flows. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchases, trading plans under Rule 10b5-1 of the Exchange Act, or a combination of the foregoing. The Repurchase Program, which expires in April 2022, does not obligate us to acquire any of our common stock, and may be suspended or discontinued by us at any time without prior notice. We did not make any repurchases for the three months ended December 31, 2020, as disclosed in the table below (in thousands, except per share amounts). For our repurchase activities made during the rest of the year ended December 31, 2020, please refer to Note 8. Stockholders' Equity and Stock-Based Compensation of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
October 1, 2020 - October 31, 2020	—	$—	—	$338,685
November 1, 2020 - November 30, 2020	—	—	—	338,685
December 1, 2020 - December 31, 2020	—	—	—	338,685

Item 6. Selected Consolidated Financial Data
The selected consolidated statements of operations data for fiscal 2020, 2019 and 2018, and the consolidated balance sheet data as of December 31, 2020 and 2019 are derived from our audited financial statements appearing in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. The selected consolidated statements of operations data for fiscal 2017 and 2016, and the consolidated balance sheet data as of December 31, 2018, 2017 and 2016, are derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future. The following selected consolidated financial data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”, our consolidated financial statements, and the accompanying notes appearing in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$2,317,512	$2,410,706	$2,151,369	$1,646,186	$1,129,167
Cost of revenue (1)	835,626	866,368	777,992	584,417	406,051
Total gross profit	1,481,886	1,544,338	1,373,377	1,061,769	723,116
Operating expenses (1):
Research and development	486,594	462,759	442,468	349,594	273,581
Sales and marketing	229,366	213,907	187,142	155,105	130,887
General and administrative	66,242	61,898	65,420	86,798	75,239
Legal settlement	—	—	405,000	—	—
Total operating expenses	782,202	738,564	1,100,030	591,497	479,707
Income from operations	699,684	805,774	273,347	470,272	243,409
Other income (expense), net	39,179	56,496	15,454	4,488	(1,184)
Income before income taxes	738,863	862,270	288,801	474,760	242,225
Provision for (benefit from) income taxes	104,306	2,403	(39,314)	51,559	58,036
Net income	$634,557	$859,867	$328,115	$423,201	$184,189
Net income attributable to common stockholders:
Basic	634,557	859,444	327,926	422,400	182,965
Diluted	634,557	859,468	327,941	422,468	183,039
Net income per share attributable to common stockholders:
Basic	$8.35	$11.26	$4.39	$5.85	$2.66
Diluted	$7.99	$10.63	$4.06	$5.35	$2.50
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	75,984	76,312	74,750	72,258	68,771
Diluted	79,465	80,879	80,844	78,977	73,222
____________________
(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Cost of revenue	$6,272	$4,637	$5,087	$4,353	$3,620
Research and development	79,913	53,068	48,205	42,184	31,892
Sales and marketing	34,944	29,168	24,995	17,953	15,666
General and administrative	15,913	14,407	12,915	10,937	7,854
Total stock-based compensation	$137,042	$101,280	$91,202	$75,427	$59,032

	December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$2,872,868	$2,724,368	$1,956,147	$1,535,555	$867,833
Working capital	3,068,755	2,874,562	2,108,298	1,736,524	1,066,573
Total assets	4,738,919	4,185,290	3,081,983	2,460,860	1,729,007
Total indebtedness	—	—	37,743	39,592	41,210
Total deferred revenue and customer contract liabilities	736,784	636,338	619,822	515,262	372,935
Total stockholders’ equity	3,320,291	2,894,686	2,143,389	1,661,914	1,107,820

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
Overview
Arista Networks pioneered software-driven, cognitive cloud networking for large-scale data center and campus workspace environments. Our industry-leading cloud networking platform is highly scalable and programmable, and purpose built to address the functional and performance requirements for cloud networks, including workflow automation, network visibility and analytics, and has further allowed us to integrate rapidly with a wide range of third-party applications for virtualization, management, automation, orchestration and network services.
We generate revenue primarily from sales of our switching and routing platforms, which incorporate our EOS software, and related network applications. We also generate revenue from post contract support, or PCS, which end customers typically purchase in conjunction with our products, and renewals of PCS. We sell our products through both our direct sales force and our channel partners. Our end customers span a range of industries and include large internet companies, service providers, financial services organizations, government agencies, media and entertainment companies and others.
Historically, large purchases by a relatively limited number of end customers have accounted for a significant portion of our revenue. We have experienced unpredictability in the timing of orders from these large end customers primarily due to changes in demand patterns specific to these customers, the time it takes these end customers to evaluate, test, qualify and accept our products, and the overall complexity of these large orders. We expect continued variability in our customer concentration and timing of sales on a quarterly and annual basis. For example, sales to our end customers Microsoft and Facebook in fiscal 2019 collectively represented 40% of our total revenue, whereas sales to our end customer Microsoft in fiscal 2020 amounted to 21.5% of our revenues, with our end customer Facebook representing less than 10% of our revenues in the period. These changes contributed to a year-over-year decline in our revenue for fiscal 2020. However, this decline in revenue from these large end customers was in part offset by stronger sales to our enterprise and other cloud and service provider customers. In addition, we typically provide pricing discounts to large end customers, which may result in lower margins for the period in which such sales occur.
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

The markets for cloud networking solutions are highly competitive and characterized by rapidly changing technology, changing end-customer needs, evolving industry standards, frequent introductions of new products and services and industry consolidation. We expect competition to intensify in the future as the market for cloud networking expands and existing competitors and new market entrants introduce new products or enhance existing products. Our future success is dependent upon our ability to continue to evolve and adapt to our rapidly changing environment. We must also continue to develop market leading products and features that address the needs of our existing and new customers, and increase sales in the enterprise data center switching, and campus workspace markets. We intend to continue expanding our sales force and marketing activities in key geographies, as well as our relationships with channel, technology and system-level partners in order to reach new end customers more effectively, increase sales to existing customers, and provide services and support. In addition, we intend to continue to invest in our research and development organization to enhance the functionality of our existing cloud networking platform, introduce new products and features, and build upon our technology leadership. We believe one of our greatest strengths lies in our ability to rapidly develop new features and applications.
Our development model is focused on the development of new products based on our EOS software and enhancements to EOS. We engineer our products to be agnostic with respect to the underlying merchant silicon architecture. Today, we combine our EOS software with merchant silicon into a family of switching and routing products. This enables us to focus our research and development resources on our software core competencies and to leverage the investments made by merchant silicon vendors to achieve cost-effective solutions. We work closely with third party contract manufacturers to manufacture our products. Our contract manufacturers deliver our products to our third party direct fulfillment facilities.  We and our fulfillment partners then perform labeling, final configuration, quality assurance testing and shipment to our customers.

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
We have taken numerous steps, and will continue to take further actions, in our approach to address COVID-19. We have prioritized the protection of our employees during this pandemic and, as a result, have closed our offices across the globe (including our corporate headquarters), limiting access to only those employees providing essential activities, instructed employees to work from home, and implemented travel restrictions. We continue to work closely with our contract manufacturers and supply chain partners who have experienced delays in component sourcing, workforce disruptions and governmental restrictions on the production and export of their products. Although we have worked diligently to drive improvements in these areas, including funding additional working capital and incremental purchase commitments, these delays have negatively impacted our ability to supply products to our customers on a timely basis. We expect to continue to invest in working capital as supply availability improves in order to address the risk of future COVID-19 related supply chain disruptions, but we cannot be certain that such disruptions will not occur. When the COVID-19 pandemic began, we initially experienced some volatility in customer demand, but sales activity subsequently stabilized and we experienced incremental improvements in overall demand as the year progressed. However, the supply chain disruptions outlined above and the earlier volatility in customer demand contributed in part to a year-over-year decline in total revenue for the year ended December 31, 2020.
The extent of the impact of COVID-19 on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic, the breadth and duration of governmental containment measures such as shelter in place, travel and social distancing restrictions as well as the reauthorization of or increase in such measures in the event of spikes in COVID-19 infection rates, the success of the COVID-19 vaccination deployment, and the impact on our customers, partners, contract manufacturers and supply chain, all of which are uncertain and cannot be predicted. However, any continued or renewed disruption in manufacturing and supply resulting from the COVID-19 pandemic or related containment measures could negatively impact our business. We also believe that any extended or renewed COVID-19 related economic disruption could have a negative impact on demand from our customers in future periods. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends.
In response to potential future COVID-19 related disruptions to our business, we have continued to carefully review our investment and spending plans, cautiously increasing incremental spending in the second half of fiscal 2020 as overall customer demand stabilized. Although management is actively monitoring the impact of COVID-19 on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce, the full impact of the pandemic continues to evolve as of the date of this report. As such, the Company is unable to estimate the effects of COVID-19 on its future results of operations, financial condition, or liquidity.
Acquisitions
On February 5, 2020, we acquired Big Switch Networks, Inc. (“Big Switch”), a network monitoring and software-defined networking pioneer headquartered in Santa Clara, California. With the acquisition of Big Switch, we expanded our data center networking solutions and further strengthen our network monitoring and observability suite delivered through Arista’s software platform CloudVision and DANZ (DataANalyZer) capabilities. In addition, on October 7, 2020, we completed the acquisition of Awake Security Inc. (“Awake Security”), a network detection and response (“NDR”) platform provider headquartered in Santa Clara, California. With the acquisition of Awake Security, we added an NDR platform to our product portfolio that combines artificial intelligence (AI) with human expertise to autonomously hunt for and respond to insider and external threats.
Results of Operations
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Revenue, Cost of Revenue and Gross Profit (in thousands, except percentages)

	Year Ended December 31,
	2020		2019		Change in
	$	% of Revenue	$	% of Revenue	$	%
Revenue
Product	$1,830,842	79.0%	$2,021,150	83.8%	$(190,308)	(9.4)%
Service	486,670	21.0	389,556	16.2	97,114	24.9
Total revenue	2,317,512	100.0	2,410,706	100.0	(93,194)	(3.9)
Cost of revenue
Product	749,962	32.4	792,382	32.9	(42,420)	(5.4)
Service	85,664	3.7	73,986	3.0	11,678	15.8
Total cost of revenue	835,626	36.1	866,368	35.9	(30,742)	(3.5)
Gross profit	$1,481,886	63.9%	$1,544,338	64.1%	$(62,452)	(4.0)%
Gross margin	63.9%		64.1%

Revenue by Geography (in thousands, except percentages)

	Year Ended December 31,
	2020	% of Total	2019	% of Total
Americas	$1,771,992	76.5%	$1,833,163	76.1%
Europe, Middle East and Africa	326,729	14.1	381,651	15.8
Asia-Pacific	218,791	9.4	195,892	8.1
Total revenue	$2,317,512	100.0%	$2,410,706	100.0%
Revenue
Product revenue primarily consists of sales of our switching and routing products, and software licenses. Service revenue is primarily derived from sales of post-contract support, or PCS, which is typically purchased in conjunction with our products, and subsequent renewals of those contracts. We expect our revenue may vary from period to period based on, among other things, the timing, size, and complexity of orders, especially with respect to our large end customers.
Product revenue decreased $190.3 million, or 9.4%, in the year ended December 31, 2020 compared to 2019. The decrease was primarily due to the recognition of $125.1 million of deferred product revenue in the year ended December 31, 2019 related to customer acceptance of products shipped in prior periods. In addition, we experienced reduced sales to our larger customers during fiscal 2020, combined with the impact of some COVID-19 related supply constraints. Service revenue increased $97.1 million, or 24.9% in the year ended December 31, 2020 compared to 2019 as a result of continued growth in initial and renewal support contracts as our customer installed base continued to expand. International revenues remained relatively constant at 23.5% of total revenues in the year ended December 31, 2020, compared to 23.9% in 2019, with a slight decrease in growth in our EMEA region, mostly offset by an increase in growth in our Asia-Pacific region. International revenue generally fluctuates based on the timing of deployments by certain of our large end customers.
Cost of Revenue and Gross Margin
Cost of product revenue primarily consists of amounts paid for inventory to our third-party contract manufacturers and merchant silicon vendors, overhead costs of our manufacturing operations, and other costs associated with manufacturing our products and managing our inventory. Cost of service revenue primarily consists of personnel and other costs associated with our global customer support and services organizations.
Cost of revenue decreased $30.7 million or 3.5% for the year ended December 31, 2020 compared to 2019. The decrease in cost of revenue was primarily due to a corresponding decrease in product revenues, and was partially offset by incremental COVID-19 related supply chain costs and increased product transition costs.
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including pricing pressure on our products and services due to competition, the mix of sales to large end customers who generally receive lower pricing, manufacturing-related costs, including costs associated with supply chain sourcing activities, merchant silicon costs, the mix of products sold, and excess/obsolete inventory write-downs, including charges for excess/obsolete component inventory held by our contract manufacturers. We expect our gross margins to fluctuate over time, depending on the factors described above.
Gross margin slightly decreased from 64.1% for the year ended December 31, 2019 to 63.9% in 2020. Gross margin was negatively impacted by incremental COVID-19 related supply chain costs and some increased product transition costs, combined with the impact of fixed overhead costs on a lower revenue base. These negative impacts were partially offset by a reduction in sales to our larger end customers who generally receive larger discounts, and improved service margins as we scale our services organization.

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

	Year Ended December 31,
	2020		2019		Change in
	$	% of Revenue	$	% of Revenue	$	%
Operating expenses:
Research and development	$486,594	20.9%	$462,759	19.2%	$23,835	5.2%
Sales and marketing	229,366	9.9	213,907	8.9	15,459	7.2
General and administrative	66,242	2.9	61,898	2.6	4,344	7.0
Total operating expenses	$782,202	33.7%	$738,564	30.7%	$43,638	5.9%

Research and development.
Research and development expenses consist primarily of personnel costs, prototype expenses, third-party engineering costs, and an allocated portion of facility and IT costs. Our research and development efforts are focused on new product development and maintaining and developing additional functionality for our existing products, including new releases and upgrades to our EOS software and applications. We expect our research and development expenses to increase in absolute dollars as we continue to invest in software development in order to expand the capabilities of our cloud networking platform, introduce new products and features, and build upon our technology leadership.
Research and development expenses increased $23.8 million, or 5.2%, for the year ended December 31, 2020 compared to 2019. The increase was primarily due to a $26.8 million increase in stock-based compensation from new and refresh grants during the current fiscal year, and a $7.8 million increase in acquisition-related expenses and amortization of acquired intangible assets from our acquisition of Big Switch and Awake Security, partially offset by an $11.4 million decrease in new product introduction costs, including third-party engineering and other product development costs.
Sales and marketing.
Sales and marketing expenses consist primarily of personnel costs, marketing, trade shows, and other promotional activities, and an allocated portion of facility and IT costs. We expect our sales and marketing expenses to increase in absolute dollars as we continue to expand our sales and marketing efforts worldwide.
Sales and marketing expenses increased $15.5 million, or 7.2%, for the year ended December 31, 2020 compared to 2019. The increase was driven by increased headcount, resulting in increased compensation costs, including salaries and stock-based compensation, partially offset by a decrease in travel and other sales and marketing activities due to COVID-19.
General and administrative.
General and administrative expenses consist primarily of personnel costs and professional services costs. General and administrative personnel costs include those for our executive, finance, human resources and legal functions. Our professional services costs are primarily related to external legal, accounting, and tax services.
General and administrative expenses increased $4.3 million, or 7.0%, for the year ended December 31, 2020 compared to 2019. The increase was primarily driven by acquisition-related costs from our acquisitions of Big Switch and Awake Security in the current fiscal year.

Other Income, Net (in thousands, except percentages)
Other income, net consists primarily of interest income from our cash, cash equivalents and marketable securities, gains and losses on our investments in privately-held companies, and foreign currency transaction gains and losses. We expect other income, net may fluctuate in the future as a result of the re-measurement of our private company equity investments upon the occurrence of observable price changes and/or impairments, changes in interest rates or returns on our cash and cash equivalents and marketable securities, and foreign currency exchange rate fluctuations.

	Year Ended December 31,
	2020		2019		Change in
	$	% of Revenue	$	% of Revenue	$	%
Other income, net:
Interest income	$27,139	1.2%	$51,144	2.2%	$(24,005)	(46.9)%
Gain on sale of marketable securities	9,432	0.4	—	—	9,432	100.0
Gain on investments in privately-held companies	4,164	0.2	5,427	0.2	(1,263)	(23.3)
Other income (expense)	(1,556)	(0.1)	(75)	—	(1,481)	1,974.7
Total other income, net	$39,179	1.7%	$56,496	2.4%	$(17,317)	(30.7)%
The unfavorable change in other income, net, during the year ended December 31, 2020 as compared to 2019 was driven by a $24.0 million decrease in interest income largely due to lower interest rates. This was partially offset by a realized gain of $9.4 million on the sale of marketable securities in the third quarter of the year ended December 31, 2020.
Provision for Income Taxes (in thousands, except percentages)
We operate in a number of tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may also be subject to U.S. income tax. Generally, our U.S. tax obligations are reduced by a credit for foreign income taxes paid on these foreign earnings, which avoids double taxation. Our tax expense to date consists of federal, state and foreign current and deferred income taxes.

	Year Ended December 31,
	2020		2019		Change in
	$	% of Revenue	$	% of Revenue	$	%
Provision for income taxes	$104,306	4.5%	$2,403	0.1%	$101,903	4,240.7
Effective tax rate	14.1%		0.3%
For the years ended December 31, 2020 and 2019, we recorded an expense of $104.3 million and $2.4 million for income taxes, respectively, and our effective tax rate increased from 0.3% in 2019 to 14.1% in 2020. The change in our income taxes was largely attributable to a net tax benefit of $86 million in 2019 resulting from an intra-entity transaction to sell our non-Americas economic and beneficial intellectual property rights. Further, while we experienced a decrease in worldwide profit before tax in 2020 compared to 2019, the tax benefits attributable to stock-based compensation also decreased, along with an increase in foreign earnings taxed in non-zero rate jurisdictions, resulting in overall higher tax expense. For further information regarding income taxes and the impact on our results of operations and financial position, refer to Note 10. Income Taxes of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.
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
Revenue
Product revenue increased $180.1 million, or 9.8%, in the year ended December 31, 2019 compared to 2018. The increase was primarily driven by increased demand from both new and existing customers, and the recognition of product deferred revenue related to sales in the prior year for which revenue was recognized in 2019. Service revenue increased $79.3 million, or 25.6% in the year ended December 31, 2019 compared to 2018 as a result of continued growth in initial and renewal support contracts as our customer installed base has continued to expand. International revenues represented 23.9% of total revenues in the year ended December 31, 2019, compared to 27.9% in 2018, which was primarily due to a move toward U.S. deployments by certain of our large end customers during 2019. We continue to experience pricing pressure on our products and services due to competition, but demand for our products and growth in our installed base has more than offset this pricing pressure during the year. However, we have experienced reduced and volatile demand from certain of our large end customers during 2019.
Cost of Revenue and Gross Margin
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
Research and development
Research and development expenses increased $20.3 million, or 4.6%, for the year ended December 31, 2019 compared to 2018. The increase was primarily due to a $17.2 million increase in personnel costs driven primarily by headcount growth, and a $7.8 million increase in development-related facilities costs due to facilities expansion and headcount growth, partially offset by a $5.9 million decrease in new product introduction costs, including third-party engineering and other product development costs.
Sales and marketing
Sales and marketing expenses increased $26.8 million, or 14.3%, for the year ended December 31, 2019 compared to 2018. The increase primarily included a $23.4 million increase in personnel costs, which was driven by increased headcount as well as higher sales volumes, resulting in increased compensation costs, including commissions and stock-based compensation.
General and administrative
General and administrative expenses decreased $3.5 million, or 5.4%, for the year ended December 31, 2019 compared to 2018. The decrease was primarily related to a reduced level of litigation activity as a result of the settlement of our litigation with Cisco in August 2018.
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
Other Income, Net (in thousands, except percentages)

	Year Ended December 31,
	2019		2018		Change in
	$	% of Revenue	$	% of Revenue	$	%
Other income, net:
Interest income	$51,144	2.2%	$31,666	1.4%	$19,478	61.5%
Interest expense	—	—	(2,701)	(0.1)	2,701	(100.0)
Gain (loss) on investments in privately-held companies	5,427	0.2	(13,800)	(0.6)	19,227	(139.3)
Other income (expense)	(75)	—	289	—	(364)	(126.0)
Total other income, net	$56,496	2.4%	$15,454	0.7%	$41,042	265.6%

The favorable change in other income, net, during the year ended December 31, 2019 as compared to 2018 was driven by a $19.5 million increase in interest income, as we continued to generate cash and expand our marketable securities portfolios, and a $19.2 million favorable change on our investments in privately-held companies resulting from the gain on certain investments of $5.4 million in 2019, compared to a net loss of $13.8 million on these investments during 2018. Upon adoption of Accounting Standard Codification Topic 842 - Leases (“ASC 842”) on January 1, 2019, we derecognized the finance lease obligation associated with our build-to-suit lease, and therefore ceased to incur further interest expense as it relates to this obligation.
Provision for (Benefit from) Income Taxes (in thousands, except percentages)

	Year Ended December 31,
	2019		2018		Change in
	$	% of Revenue	$	% of Revenue	$	%
Provision for (benefit from) income taxes	$2,403	0.1%	$(39,314)	(1.9)%	$41,717	(106.1)%
Effective tax rate	0.3%		(13.6)%
For the years ended December 31, 2019 and 2018, we recorded an expense of $2.4 million and a benefit of $39.3 million for income taxes, respectively. The change in our income taxes was largely attributable to a $96.9 million tax benefit from the Cisco settlement in 2018 and an overall increase in worldwide earnings in 2019, partially offset by a net tax benefit of $86 million in 2019 resulting from an intra-entity transaction to sell our non-Americas economic and beneficial intellectual property rights.
Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of December 31, 2020, our total balance of cash, cash equivalents and marketable securities was $2.9 billion, of which approximately $421.0 million was held outside the U.S. in our foreign subsidiaries.
Our cash, cash equivalents and marketable securities are held for general business purposes including the funding of working capital. Our marketable securities investment portfolio is primarily invested in highly-rated securities, with the primary objective of minimizing the potential risk of principal loss. We plan to continue to invest for long-term growth. We believe that our existing balances of cash, cash equivalents and marketable securities, together with cash generated from operations will be sufficient to meet our working capital requirements and our growth strategies for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced product and service offerings, our costs associated with supply chain activities, including access to outsourced manufacturing, our costs related to investing in or acquiring complementary or strategic businesses and technologies, the continued market acceptance of our products, and stock repurchases. If we require or elect to seek additional capital through debt or equity financing in the future, we may not be able to raise capital on terms acceptable to us or at all. If we are required and unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.

Cash Flows

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Cash provided by operating activities	$735,114	$963,034	$503,119
Cash (used in) investing activities	(608,802)	(284,072)	(755,113)
Cash (used in) provided by financing activities	(346,339)	(217,964)	42,851
Effect of exchange rate changes	1,966	353	(1,390)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(218,061)	$461,351	$(210,533)
Cash Flows from Operating Activities
Our operating activities consist of net income, adjusted for certain non-cash items, and changes in assets and liabilities.
During the year ended December 31, 2020, cash provided by operating activities was $735.1 million, primarily from net income of $634.6 million and net non-cash adjustments to net income of $186.2 million, partially offset by a net increase of $85.7 million in working capital requirements. The net non-cash adjustments primarily consist of $137.0 million of stock-based compensation expenses and $44.6 million of depreciation and amortization expenses. The increase in working capital primarily consisted of a $235.3 million increase in inventory to help mitigate the impact of COVID-19 related supply chain disruptions, partially offset by a $50.4 million increase in deferred revenue, a $41.1 million increase in accounts payable related to the timing of production receipts, and a $17.1 million increase in other liabilities primarily due to an increase in customer contract liabilities.
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
Cash Flows from Investing Activities
Our investing activities consist of our marketable securities investments, business combinations, investments in privately-held companies, and capital expenditures.
During the year ended December 31, 2020, cash used in investing activities was $608.8 million, primarily consisting of purchases of available-for-sale securities of $2.7 billion, $227.4 million for the acquisition of Big Switch and Awake Security, and purchases of property, equipment and intangible assets of 15.4 million, partially offset by proceeds of $1.5 billion from maturities of marketable securities, proceeds from the sale of marketable securities of $773.0 million and proceeds from the sale of one of our investments in privately-held companies of $3.4 million.
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
Cash Flows from Financing Activities
Our financing activities consist of proceeds from the issuance of our common stock under employee equity incentive plans, offset by repurchases of our common stock.
During the year ended December 31, 2020, cash used in financing activities was $346.3 million, consisting primarily of payments for repurchases of our common stock of $395.2 million and taxes paid of $8.7 million upon vesting of restricted stock units, offset partially by proceeds from the issuance of common stock under employee equity incentive plans of $57.6 million.
During the year ended December 31, 2019, cash used in financing activities was $218.0 million, consisting primarily of payments for repurchases of our common stock of $266.1 million and taxes paid of $9.2 million upon vesting of restricted stock units, partially offset by proceeds from the issuance of common stock under employee equity incentive plans of $57.4 million.
Stock Repurchase Program
We have periodically repurchased our common stock pursuant to our Repurchase Program authorized by our board of directors in April 2019. The Repurchase Program allows for stock repurchases of up to $1.0 billion over three years and these repurchases are to be funded from operating cash flows. The Repurchase Program, which expires in April 2022, does not obligate us to acquire any of our common stock, and may be suspended or discontinued by us at any time without prior notice. As of December 31, 2020, the remaining authorized amount for repurchases under the Repurchase Program was $338.7 million. Refer to Note 8. Stockholders' Equity and Stock-Based Compensation of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K for further discussion.
Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
The following summarizes our contractual obligations and commitments as of December 31, 2020 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations	104,258	21,770	41,423	21,139	19,926
Purchase commitments with contract manufacturers and suppliers	421,857	421,857	—	—	—
Other non-cancellable purchase obligations	32,103	32,103	—	—
Transition tax payable	6,343	—	—	6,343	—
Total	$564,561	$475,730	$41,423	$27,482	$19,926

The contractual obligation table above excludes tax liabilities of $46.7 million related to uncertain tax positions because we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.
In connection with the Tax Cuts and Jobs Act of 2017, we recorded a federal income tax payable for transition tax on the mandatory deemed repatriation of foreign earnings that will be payable over an eight-year period. The amounts included in the table above represent the remaining federal income tax payable after applying the first year's installment payment and early payments of future installments.
Critical Accounting Policies and Estimates
We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States ("GAAP" or "U.S. GAAP") and include our accounts and the accounts of our wholly owned subsidiaries. The preparation of these consolidated financial statements requires our management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the applicable periods. We base our estimates, assumptions and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which, in turn, could change the results from those reported. We evaluate our estimates, assumptions and judgments on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected. The critical accounting estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements are the following:
Revenue Recognition
We generate revenue from sales of our products, which incorporate our EOS software and accessories such as cables and optics, to direct customers and channel partners together with PCS. We typically sell products and PCS in a single contract. We recognize revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to be entitled to receive in exchange for those products or services. We apply the following five-step revenue recognition model:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when (or as) we satisfy the performance obligation
Post-Contract Customer Support
PCS, which includes technical support, hardware repair and replacement parts beyond standard warranty, bug fixes, patches and unspecified upgrades on a when-and-if-available basis, is offered under renewable, fee-based contracts. We initially defer PCS revenue and recognize it ratably over the life of the PCS contract as there is no discernible pattern of delivery related to these promises. We do not provide unspecified upgrades on a set schedule and address customer requests for technical support if and when they arise, with the related expenses recognized as incurred. PCS contracts generally have a term of one to three years. We include billed but unearned PCS revenue in deferred revenue.
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
If we do not have an observable SSP, such as when we do not sell a product or service separately, then SSP is estimated using judgment and considering all reasonably available information such as market conditions and information about the size and/or purchase volume of the customer. We generally use a range of amounts to estimate SSP for individual products and services based on multiple factors including, but not limited to, the sales channel (reseller, distributor or end customer), the geographies in which our products and services are sold, and the size of the end customer.
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
Most of our contracts with customers have payment terms of 30 days, with some large high volume customers having terms of up to 60 days. We have determined that our contracts generally do not include a significant financing component because the Company and the customer have specific business reasons other than financing for entering into such contracts. Specifically, both we and our customers seek to ensure the customer has a simplified way of purchasing our products and services.
We account for multiple contracts with a single partner as one arrangement if the contractual terms and/or substance of those agreements indicate that they may be so closely related that they are, in effect, parts of a single contract.
We may occasionally accept returns to address customer satisfaction issues even though there is generally no contractual provision for such returns. We estimate returns for sales to customers based on historical return rates applied against current-period shipments. Specific customer returns and allowances are considered when determining our sales return reserve estimate.
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

We use significant judgment in establishing our forecasts of future demand and obsolete material exposures. These estimates depend on our assessment of current and expected orders from our customers, product development plans and current sales levels. If actual market conditions are less favorable than those projected by management, which may be caused by factors within and/or outside of our control, we may be required to increase our inventory write-downs and liabilities to our contract manufacturers and suppliers, which could have an adverse impact on our gross margins and profitability. We regularly evaluate our exposure for inventory write-downs and adequacy of our contract manufacturer/supplier liabilities.
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
The U.S. tax rules require U.S. tax on foreign earnings, known as global intangible low taxed income (“GILTI”). Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). We selected the deferred method of accounting and recorded the associated basis differences anticipated to influence prospective GILTI calculations.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates, interest rates and investments in privately-held companies. The ongoing COVID-19 pandemic has increased the volatility of global financial markets, which may increase our foreign currency exchange risk and interest rate risk. For further discussion of the potential impacts of the COVID-19 pandemic on our business, operating results, and financial condition, see Risk Factors included in Part I, Item 1A of this Form 10-K.
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
Interest Rate Sensitivity
As of December 31, 2020 and 2019, we had cash, cash equivalents and available-for-sale marketable securities totaling $2.9 billion and $2.7 billion, respectively. Cash equivalents and marketable securities were invested primarily in money market funds, corporate bonds, U.S. agency mortgage-backed securities, U.S. treasury securities and commercial paper. Our primary investment objectives are to preserve capital and maintain liquidity requirements. In addition, our policy limits the amount of credit exposure to any single issuer. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the U.S. A decline in interest rates would reduce our interest income on our cash, cash equivalents and marketable securities. For the years ended December 31, 2020, 2019 and 2018, the effect of a hypothetical 100 basis point increase or decrease in overall interest rates would not have had a material impact on our interest income.
On the other hand, the fair market value of our investments in fixed income securities may be adversely impacted. We would incur unrealized losses on fixed income securities if there is an increase in interest rates compared to interest rates at the time of purchase. Under certain circumstances, if we are forced to sell our marketable securities prior to maturity, we may incur realized losses in such investments. However, because of the conservative and short-term nature of the investments in our portfolio, a change in interest rates is not expected to have a material impact on our consolidated financial statements.
Investments in Privately-Held Companies
Our non-marketable equity investments in privately-held companies are recorded in “Investments” in our consolidated balance sheets. As of December 31, 2020 and 2019, the total carrying amount of our investments in privately-held companies was $8.3 million and $4.2 million. During fiscal 2020, we recorded a net gain of $4.1 million on certain investments, compared to a net gain of $5.4 million during fiscal 2019. See Note 5. Investments of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K for details.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Arista Networks, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Arista Networks, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Valuation & Contract Manufacturer/Supplier Liabilities
Description of the Matter
As discussed in Note 1 of the consolidated financial statements, the Company’s inventories are stated at the lower of cost (computed using the first-in, first-out method) and net realizable value. The Company’s inventory balance totaled $480 million on December 31, 2020. The Company records a provision when inventory is determined to be in excess of anticipated demand, or obsolete, to adjust inventory to its estimated realizable value. The Company records a contract manufacturer/supplier liability and a corresponding charge for non-cancellable, non-returnable purchase commitments with contract manufacturers or suppliers for quantities in excess of the Company’s demand forecasts, or that are considered obsolete.
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
San Jose, California
February 18, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Arista Networks, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Arista Networks, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Arista Networks, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Arista Networks Inc. as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes of the Company and our report dated February 18, 2021 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
San Jose, California
February 18, 2021

ARISTA NETWORKS, INC.
Consolidated Balance Sheets
(In thousands, except par value)

	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$893,219	$1,111,286
Marketable securities	1,979,649	1,613,082
Accounts receivable, net of rebates and allowances of $4,497 and $6,160, respectively	389,540	391,987
Inventories	479,668	243,825
Prepaid expenses and other current assets	94,922	111,456
Total current assets	3,836,998	3,471,636
Property and equipment, net	32,231	39,273
Acquisition-related intangible assets, net	122,790	45,235
Goodwill	189,696	54,855
Investments	8,314	4,150
Operating lease right-of-use assets	77,288	87,770
Deferred tax assets	441,531	452,025
Other assets	30,071	30,346
TOTAL ASSETS	$4,738,919	$4,185,290
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$134,235	$92,105
Accrued liabilities	143,357	140,249
Deferred revenue	396,259	312,668
Other current liabilities	94,392	52,052
Total current liabilities	768,243	597,074
Income taxes payable	53,053	55,485
Operating lease liabilities, non-current	72,397	83,022
Deferred revenue, non-current	254,568	262,620
Deferred tax liabilities, non-current	227,936	254,710
Other long-term liabilities	42,431	37,693
TOTAL LIABILITIES	1,418,628	1,290,604
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100,000 shares authorized and no shares issued and outstanding as of December 31, 2020 and 2019	—	—
Common stock, $0.0001 par value—1,000,000 shares authorized as of December 31, 2020 and 2019; 76,174 and 76,389 shares issued and outstanding as of December 31, 2020 and 2019	8	8
Additional paid-in capital	1,292,431	1,106,305
Retained earnings	2,027,614	1,788,230
Accumulated other comprehensive income	238	143
TOTAL STOCKHOLDERS’ EQUITY	3,320,291	2,894,686
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,738,919	$4,185,290
The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Product	$1,830,842	$2,021,150	$1,841,100
Service	486,670	389,556	310,269
Total revenue	2,317,512	2,410,706	2,151,369
Cost of revenue:
Product	749,962	792,382	720,584
Service	85,664	73,986	57,408
Total cost of revenue	835,626	866,368	777,992
Gross profit	1,481,886	1,544,338	1,373,377
Operating expenses:
Research and development	486,594	462,759	442,468
Sales and marketing	229,366	213,907	187,142
General and administrative	66,242	61,898	65,420
Legal settlement	—	—	405,000
Total operating expenses	782,202	738,564	1,100,030
Income from operations	699,684	805,774	273,347
Other income, net	39,179	56,496	15,454
Income before income taxes	738,863	862,270	288,801
Provision for (benefit from) income taxes	104,306	2,403	(39,314)
Net income	$634,557	$859,867	$328,115
Net income attributable to common stockholders:
Basic	$634,557	$859,444	$327,926
Diluted	$634,557	$859,468	$327,941
Net income per share attributable to common stockholders:
Basic	$8.35	$11.26	$4.39
Diluted	$7.99	$10.63	$4.06
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	75,984	76,312	74,750
Diluted	79,465	80,879	80,844

The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$634,557	$859,867	$328,115
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,514	(686)	(2,069)
Available-for-sale investments:
Changes in net unrealized gains (losses) on available-for-sale securities	8,013	4,823	13
Less: reclassification adjustment for net (gains) included in net income	(9,432)	—	—
Net change	(1,419)	4,823	13
Other comprehensive income (loss)	95	4,137	(2,056)
Comprehensive income	$634,652	$864,004	$326,059

The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-	Retained	Accumulated Other	Total Stockholders’
	Shares	Amount	In Capital	Earnings	Comprehensive Income (Loss)	Equity
Balance — December 31, 2017	73,706	$7	$804,731	$859,114	$(1,938)	$1,661,914
Cumulative-effect adjustment to beginning balance (1)	—	—	—	3,574	—	3,574
Net income	—	—	—	328,115	—	328,115
Other comprehensive loss, net of tax	—	—	—	—	(2,056)	(2,056)
Stock-based compensation	—	—	91,202	—	—	91,202
Issuance of common stock in connection with employee equity incentive plans	1,918	1	53,657	—	—	53,658
Tax withholding paid for net share settlement of equity awards	(36)	—	(8,878)	—	—	(8,878)
Vesting of early-exercised stock options	—	—	305	—	—	305
Common stock issued for business combinations	80	—	15,555	—	—	15,555
Balance — December 31, 2018	75,668	8	956,572	1,190,803	(3,994)	2,143,389
Cumulative-effect adjustment to beginning balance (2)	—	—	—	3,702	—	3,702
Net income	—	—	—	859,867	—	859,867
Other comprehensive income, net of tax	—	—	—	—	4,137	4,137
Stock-based compensation	—	—	101,280	—	—	101,280
Issuance of common stock in connection with employee equity incentive plans	1,951	—	57,377	—	—	57,377
Repurchase of common stock	(1,189)	—	—	(266,142)	—	(266,142)
Tax withholding paid for net share settlement of equity awards	(41)	—	(9,200)	—	—	(9,200)
Vesting of early-exercised stock options	—	—	276	—	—	276
Balance — December 31, 2019	76,389	8	1,106,305	1,788,230	143	2,894,686
Net income	—	—	—	634,557	—	634,557
Other comprehensive income, net of tax	—	—	—	—	95	95
Stock-based compensation	—	—	137,128	—	—	137,128
Issuance of common stock in connection with employee equity incentive plans	1,834	—	57,556	—	—	57,556
Repurchase of common stock	(2,012)	—	—	(395,173)	—	(395,173)
Tax withholding paid for net share settlement of equity awards	(37)	—	(8,722)	—	—	(8,722)
Vesting of early-exercised stock options	—	—	164	—	—	164
Balance — December 31, 2020	76,174	$8	$1,292,431	$2,027,614	$238	$3,320,291
_________________________________________
(1) On January 1, 2018, we adopted ASC 606 - Revenue from Contracts with Customers (“ASC 606”) and ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which resulted in a cumulative-effect adjustment to the beginning balance of Retained Earnings for 2018.
(2) On January 1, 2019, we adopted ASC 842 - Leases, which resulted in a cumulative-effect adjustment to the beginning balance of Retained Earnings for 2019.
The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$634,557	$859,867	$328,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	44,590	32,849	27,671
Noncash lease expense	16,970	16,179	—
Stock-based compensation	137,042	101,280	91,202
Deferred income taxes	(9,144)	(75,741)	(57,896)
(Gain) loss on investments in privately-held companies, net	(4,164)	(5,427)	13,800
Gain on sale of marketable securities	(9,432)	—	—
Amortization (accretion) of investment premiums (discounts)	10,381	(6,771)	(3,360)
Changes in operating assets and liabilities:
Accounts receivable, net	10,673	(60,210)	(77,916)
Inventories	(235,318)	20,927	51,054
Prepaid expenses and other current assets	13,846	54,259	21,411
Other assets	4,965	(8,112)	(3,389)
Accounts payable	41,161	(1,937)	39,337
Accrued liabilities	2,728	16,366	(14,786)
Deferred revenue	50,352	(11,939)	70,533
Income taxes payable	8,805	23,523	(112)
Other liabilities	17,102	7,921	17,455
Net cash provided by operating activities	735,114	963,034	503,119
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	1,545,689	1,208,717	547,797
Purchases of marketable securities	(2,688,064)	(1,503,893)	(1,174,259)
Business combinations, net of cash acquired	(227,420)	(1,365)	(96,821)
Purchases of property, equipment and intangible assets	(15,384)	(15,751)	(23,830)
Investments in privately-held companies	3,399	28,220	(8,000)
Proceeds from sale of marketable securities	772,978	—	—
Net cash used in investing activities	(608,802)	(284,072)	(755,113)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of lease financing obligations	—	—	(1,929)
Proceeds from issuance of common stock under equity plans	57,556	57,378	53,658
Tax withholding paid on behalf of employees for net share settlement	(8,722)	(9,200)	(8,878)
Repurchase of common stock	(395,173)	(266,142)	—
Net cash (used in) provided by financing activities	(346,339)	(217,964)	42,851
Effect of exchange rate changes	1,966	353	(1,390)
NET INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(218,061)	461,351	(210,533)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —Beginning of period	1,115,515	654,164	864,697
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period (1)	$897,454	$1,115,515	$654,164

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$82,601	$32,832	$17,573
Cash paid for interest — lease financing obligation	—	—	2,692
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Right-of-use assets recognized upon the adoption of ASC 842	$—	$93,207	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	6,627	10,948	—
Common stock issued for business combinations	—	—	15,555
Property and equipment included in accounts payable and accrued liabilities	1,565	2,120	2,340
Vesting of early exercised stock options and restricted stock awards	164	276	305
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

ARISTA NETWORKS, INC.
Notes to Consolidated Financial Statements
1.    Organization and Summary of Significant Accounting Policies
Organization
Arista Networks, Inc. (together with our subsidiaries, “we,” “our,” "Arista," "Company" or “us”) is a supplier of cloud networking solutions that use software innovations to address the needs of large-scale internet companies, cloud service providers and next-generation enterprises. Our cloud networking solutions consist of our EOS, a set of network applications and our Gigabit Ethernet switching and routing platforms. We are incorporated in the state of Delaware. Our corporate headquarters are located in Santa Clara, California, and we have wholly-owned subsidiaries throughout the world, including North America, Europe, Asia and Australia.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Arista Networks, Inc. and its wholly-owned subsidiaries and are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). All significant intercompany accounts and transactions have been eliminated.
Certain reclassifications of prior period amounts were made in the current year to conform to the current period presentation.
Risk and uncertainties
The global coronavirus ("COVID-19") pandemic and resulting mitigation efforts by governments around the world to contain or slow its spread have negatively impacted the global economy, disrupted business, sales activities, global supply chains and workforce participation, including our own, and created significant volatility and disruption of financial markets.
Our contract manufacturers and suppliers have experienced delays in the production and export of their products, which have negatively impacted our supply chain and could negatively impact our business in the future. In addition, COVID-19 related disruptions may have a negative impact on demand from our customers in future periods. However, the extent of the impact of COVID-19 on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, and the impact of any initiatives and programs we may undertake to address financial and operational challenges, will depend on future developments, including the duration and spread of the pandemic and related mitigation efforts, as well as restrictions on travel and transport, all of which are uncertain and cannot be predicted. Management is actively monitoring the impact of the pandemic on the Company's financial condition, liquidity, operations, suppliers, industry, and workforce. As of the date of issuance of these consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Those estimates and assumptions include, but are not limited to, revenue recognition and deferred revenue; allowance for doubtful accounts, sales rebates and return reserves; valuation of goodwill and acquisition-related intangible assets, accounting for income taxes, including the recognition of deferred tax assets and liabilities related to an intra-entity transaction to sell our non-Americas economic and beneficial intellectual property, valuation allowance on deferred tax assets and reserves for uncertain tax positions; estimate of useful lives of long-lived assets including intangible assets; valuation of inventory and contract manufacturer/supplier liabilities; and the recognition and measurement of contingent liabilities. We evaluate our estimates and assumptions based on historical experience and other factors and adjust these estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from these estimates.

Concentrations of Business and Credit Risk
We work closely with third-party contract manufacturers to manufacture our products. As of December 31, 2020, we had two primary contract manufacturing partners, who provided substantially all of our electronic manufacturing services. Our contract manufacturing partners deliver our products to our third-party direct fulfillment facilities.  We and our fulfillment partners then perform labeling, final configuration, quality assurance testing and shipment to our customers. Our products rely on key components, including certain integrated circuit components and power supplies, some of which our contract manufacturing partners purchase on our behalf from a limited number of suppliers, including certain sole-source providers. We generally do not have guaranteed supply contracts with our component suppliers, and our manufacturing partners could delay shipments or cease manufacturing such products or selling them to us at any time. If we are unable to obtain a sufficient quantity of these components on commercially reasonable terms or in a timely manner, or if we are unable to obtain alternative sources for these components, sales of our products could be delayed or halted entirely, or we may be required to redesign our products. Quality or performance failures of our products or changes in our contractors’ or vendors’ financial or business condition could disrupt our ability to supply quality products to our customers. Any of these events could result in lost sales and damage to our end-customer relationships, which would adversely impact our business, financial condition and results of operations.
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
Our accounts receivable are unsecured and represent amounts due to us based on contractual obligations of our customers. We mitigate credit risk with respect to accounts receivable by performing ongoing credit evaluations of our customers to assess the probability of collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, the credit limits extended, review of the invoicing terms of the arrangement and current economic conditions that may affect a customer’s ability to pay. In situations where a customer may be thinly capitalized and we have limited payment history with it, we will either establish a small credit limit or require it to prepay its purchases. We generally do not require our customers to provide collateral to support accounts receivable. We have recorded an allowance for doubtful accounts for accounts receivables that we have determined to be uncollectible. We mitigate credit risk with respect to accounts receivables by performing ongoing credit evaluations of the borrower to assess the probability of collecting all amounts due to us under the existing contractual terms.
We market and sell our products through both our direct sales force and our channel partners, including distributors, value-added resellers, system integrators and original equipment manufacturer (“OEM”) partners, and in conjunction with various technology partners. Significant customers are those that represent more than 10% of our total net revenue during the period or net accounts receivable balance at each respective balance sheet date. As of December 31, 2020, we had two customers who represented 31% and 15% of total accounts receivable, respectively. As of December 31, 2019, we had one customer who represented 39% of total accounts receivable. For the years ended December 31, 2020 and 2018, there was one customer who represented 22% and 27% of our total revenue, respectively. For the year ended December 31, 2019, there were two customers who represented 23% and 17% of our total revenue, respectively.
Cash and Cash Equivalents
We consider all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with various financial institutions and highly liquid investments in money market funds. Interest is accrued as earned. As of December 31, 2020 and 2019, we had restricted cash of $4.2 million, respectively, and that primarily included $4.0 million pledged as collateral representing a security deposit required for a facility lease. Our restricted cash is classified as other assets in the accompanying consolidated balance sheets.

Marketable Securities
We classify all highly liquid investments in debt and equity securities with maturities of greater than three months at the date of purchase as marketable securities. We have classified and accounted for our marketable securities as available-for-sale. We determine the appropriate classification of these investments at the time of purchase and reevaluate such designation at each balance sheet date. We may or may not hold securities with stated maturities greater than 12 months until maturity. After consideration of our risk versus reward objectives, as well as our liquidity requirements, we may sell these securities prior to their stated maturities. As we view these securities as available to support current operations, we classify securities with maturities beyond 12 months as current assets under the caption marketable securities in the accompanying consolidated balance sheets. We carry these securities at fair value, and report the unrealized gains and losses, net of taxes, as a component of stockholders’ equity. We determine the cost of the debt investment sold based on an average cost basis at the individual security level, and record the interest income in other income, net in the accompanying consolidated statements of operations. We determine any realized gains or losses on the sale of marketable securities using the specific identification method, and record such gains and losses in other income, net in the accompanying consolidated statements of operations.
For our debt securities in an unrealized loss position, we determine whether a credit loss exists by considering information about the collectability of the instrument and current market conditions. We recognize an allowance for credit losses, up to the amount of the unrealized loss when appropriate, and write down the amortized cost basis of the investment if it is more likely than not we will be required to sell or we intend to sell the investment before recovery of its amortized cost basis.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts, sales rebates and returns reserves. We estimate our allowance for doubtful accounts based upon the collectability of the receivables in light of historical trends, reasonable and supportable information of our customers' economic conditions that may affect our customers’ ability to pay and prevailing economic conditions. This evaluation is done in order to identify issues that may impact the collectability of receivables and related estimated required allowance. Revisions to the allowance are recorded as an adjustment to bad debt expense. After appropriate collection efforts are exhausted, specific accounts receivable deemed to be uncollectible are charged against the allowance in the period they are deemed uncollectible. Recoveries of accounts receivable previously written-off are recorded as credits to bad debt expense. We primarily estimate our sales rebates and returns reserves based on historical rates applied against current period billings. Specific customer returns, rebates and allowances are considered when determining our estimates. Revisions to sales rebate and return reserves are recorded as adjustments to revenue.
Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We apply fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. These assets and liabilities include cash and cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued liabilities. Cash equivalents, accounts receivable, accounts payable and accrued liabilities are stated at carrying values in our consolidated financial statements, which approximate their fair value due to the short-term nature of these instruments.
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
Foreign Currency
The functional currency of our foreign subsidiaries is either the U.S. dollar or their local currency depending on the nature of the subsidiaries’ activities.
Transaction re-measurement - Assets and liabilities denominated in a currency other than a subsidiary’s functional currency are re-measured into the subsidiary's functional currency using exchange rates in effect at the end of the reporting period, with gains and losses recorded in other income, net in the consolidated statements of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our consolidated financial statements.
Translation - Assets and liabilities of subsidiaries denominated in foreign functional currencies are translated into U.S. dollars at the closing exchange rate on the balance sheet date and equity-related balances are translated at historical exchange rates. Revenues, costs and expenses in foreign functional currencies are translated using average exchange rates that approximate those in effect during the period. Translation adjustments are recorded within accumulated other comprehensive income, a separate component of total stockholders’ equity.
Inventory Valuation and Contract Manufacturer/Supplier Liabilities
Inventories primarily consist of finished goods and strategic components, primarily integrated circuits. Inventories are stated at the lower of cost (computed using the first-in, first-out method) and net realizable value. Manufacturing overhead costs and inbound shipping costs are included in the cost of inventory.  We record a provision when inventory is determined to be in excess of anticipated demand, or obsolete, to adjust inventory to its estimated realizable value. For the years ended December 31, 2020, 2019 and 2018, we recorded charges of $50.5 million, $41.2 million and $20.8 million, respectively, within cost of product revenue for inventory write-downs.
Our contract manufacturers procure components and assemble products on our behalf based on our forecasts. We record a liability and a corresponding charge for non-cancellable, non-returnable purchase commitments with our contract manufacturers or suppliers for quantities in excess of our demand forecasts or that are considered obsolete due to manufacturing and engineering change orders resulting from design changes. For the years ended December 31, 2020 and 2019, we recorded a charge of $14.9 million and $11.7 million, respectively, within cost of product revenue for such liabilities with our contract manufacturers and suppliers. For the year ended December 31, 2018, we did not incur a net loss on such supplier liabilities.
We use significant judgment in establishing our forecasts of future demand and obsolete material exposures. These estimates depend on our assessment of current and expected orders from our customers, product development plans and current sales levels. If actual market conditions are less favorable than those projected by management, which may be caused by factors within and/or outside of our control, we may be required to increase our inventory write-downs and liabilities to our contract manufacturers and suppliers, which could have an adverse impact on our gross margins and profitability. We regularly evaluate our exposure for inventory write-downs and adequacy of our contract manufacturer/supplier liabilities.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally three years. Our leasehold improvements are depreciated over the shorter of the estimated useful lives of the improvements or the remaining lease term.

Leases
We lease office space, data centers, and equipment under non-cancelable operating leases with various expiration dates through 2028. We determine if an arrangement contains a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities, non-current in our consolidated balance sheets. We do not have any finance leases in any of the periods presented.
ROU assets and lease liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term. The interest rate implicit in our operating leases is not readily available, and therefore, an incremental borrowing rate is estimated based on a hypothetical interest rate on a collateralized basis with similar terms, payments, and economic environments. Operating lease right-of-use assets also include any prepaid lease payments and lease incentives.
Our operating lease agreements may contain rent concession, rent escalation, and option to renew provisions. Lease expense is recognized on a straight-line basis over the lease term commencing on the date we have the right to use the leased property. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. In addition, certain of our operating lease agreements contain tenant improvement allowances from landlords. These allowances are accounted for as lease incentives, and decrease our right-of-use asset and reduce lease expense over the lease term.
Our lease agreements may contain lease and non-lease components, which are combined and accounted for as a single lease component. We also elect to apply the short-term lease measurement and recognition exemption in which ROU assets and lease liabilities are not recognized for leases with terms of 12 months or less.
Business Combinations
We use the acquisition method to account for our business combinations in accordance with Accounting Standards Codification ("ASC") 805 - Business Combinations. We allocate the total fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the consideration transferred over the fair values of the assets acquired and liabilities assumed is recorded as goodwill. The results of operations of the acquired businesses are included in our consolidated financial statements from the date of acquisition. Acquisition-related transaction and restructuring costs are expensed as incurred.
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
Goodwill and Acquired Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. The Company has one reporting unit and tests goodwill for impairment at least annually in the fourth quarter or more frequently if indicators of potential impairment exist. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If the reporting unit does not pass the qualitative assessment, a quantitative test is performed by comparing the fair value of our reporting unit with its carrying amount. We would recognize an impairment loss for the amount by which the carrying amount exceeds the fair value. There were no impairment charges in any of the periods presented in the consolidated financial statements. See Note 6 Goodwill and Acquisition-Related Intangible Assets for additional information.
Acquired intangible assets are carried at cost less accumulated amortization. All acquired intangible assets have been determined to have definite lives and are amortized on a straight-line basis over their estimated useful lives, ranging from one to eight years. Acquired intangible assets are reviewed for impairment under the long-lived asset model described below. There were no impairment charges in any of the periods presented in the consolidated financial statements. See Note 6 Goodwill and Acquisition-Related Intangible Assets for additional information.
Investments in Privately-Held Companies
Our equity investments in privately-held companies without readily determinable fair values are measured using the measurement alternative, defined by ASC 321 - Investments-Equity Securities as cost, less impairments, and remeasured based on observable price changes from orderly transactions of identical or similar securities of the same issuer. Any adjustments resulting from impairments and/or observable price changes are recorded within other income, net in our consolidated statements of operations. This election is reassessed each reporting period to determine whether investments in privately-held companies have a readily determinable fair value, in which case they would no longer be eligible for this election. The Company did not hold investments in privately-held companies whose fair value was readily determinable as of December 31, 2020 and 2019.
Impairment of Long-Lived Assets and Investments in Privately-Held Companies
The carrying amounts of our long-lived assets, including property and equipment, intangible assets, ROU assets and investments in privately-held companies, are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We recognized impairment losses on certain private company investments during 2018. Refer to Note 5 Investments for additional information. No impairment of any other long-lived assets was identified for any of the periods presented in the consolidated financial statements.
Loss Contingencies
In the ordinary course of business, we are a party to claims and legal proceedings including matters relating to commercial, employee relations, business practices and intellectual property. In assessing loss contingencies, we use significant judgments and assumptions to estimate the likelihood of loss, impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss. We record a provision for contingent losses when it is both probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We will record a charge equal to the minimum estimated liability for litigation costs or a loss contingency only when both of the following conditions are met: (i) information available prior to issuance of our consolidated financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements, and (ii) the range of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.
Revenue Recognition
We generate revenue from sales of our products, which incorporate our EOS software and accessories such as cables and optics, to direct customers and channel partners together with post-contract customer support (“PCS”). We typically sell products and PCS in a single contract. We recognize revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to be entitled to receive in exchange for those products or services. We apply the following five-step revenue recognition model:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when (or as) we satisfy the performance obligation

Post-Contract Customer Support
PCS, which includes technical support, hardware repair and replacement parts beyond standard warranty, bug fixes, patches and unspecified upgrades on a when-and-if-available basis, is offered under renewable, fee-based contracts. We initially defer PCS revenue and recognize it ratably over the life of the PCS contract as there is no discernible pattern of delivery related to these promises. We do not provide unspecified upgrades on a set schedule and address customer requests for technical support if and when they arise, with the related expenses recognized as incurred. PCS contracts generally have a term of one to three years. We include billed but unearned PCS revenue in deferred revenue.
Contracts with Multiple Performance Obligations
Most of our contracts with customers, other than renewals of PCS, contain multiple performance obligations with a combination of products and PCS. Products and PCS generally qualify as distinct performance obligations. Our hardware includes EOS software, which together deliver the essential functionality of our products. For contracts that contain multiple performance obligations, we allocate revenue to each distinct performance obligation based on the standalone selling price (“SSP”). Judgment is required to determine the SSP for each distinct performance obligation. We use a range of amounts to estimate SSP for products and PCS sold together in a contract to determine whether there is a discount to be allocated based on the relative SSP of the various products and PCS.
If we do not have an observable SSP, such as when we do not sell a product or service separately, then SSP is estimated using judgment and considering all reasonably available information such as market conditions and information about the size and/or purchase volume of the customer. We generally use a range of amounts to estimate SSP for individual products and services based on multiple factors including, but not limited to, the sales channel (reseller, distributor or end customer), the geographies in which our products and services are sold, and the size of the end customer.
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
Most of our contracts with customers have payment terms of 30 days with some large high-volume customers having terms of up to 60 days. We have determined our contracts generally do not include a significant financing component because the Company and the customer have specific business reasons other than financing for entering into such contracts. Specifically, both we and our customers seek to ensure the customer has a simplified way of purchasing Arista products and services.
We account for multiple contracts with a single partner as one arrangement if the contractual terms and/or substance of those agreements indicate that they may be so closely related that they are, in effect, parts of a single contract.
We may occasionally accept returns to address customer satisfaction issues even though there is generally no contractual provision for such returns. We estimate returns for sales to customers based on historical return rates applied against current-period shipments. Specific customer returns and allowances are considered when determining our sales return reserve estimate.
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
Contract Balances
A contract asset is recognized when we have a contractual right to consideration for both completed and partially completed performance obligations that have not yet been invoiced. Contract assets are included in other current assets in the accompanying consolidated balance sheets.
A contract liability is recognized when we have received customer payments in advance of our satisfaction of a performance obligation under a contract that is cancellable. Contract liabilities are included in other current liabilities and other long-term liabilities in the accompanying consolidated balance sheets.
Assets Recognized from Costs to Obtain a Contract with a Customer
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales commissions earned by our sales force meet the requirements for capitalization. These costs are deferred and then amortized over a period of benefit that we have determined to be five years. Total capitalized costs to obtain a contract are included in other current and long-term assets on our consolidated balance sheets. As of December 31, 2020 and 2019, total capitalized costs to obtain contracts were $10.1 million and $8.9 million, respectively.
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
Segment Reporting
We develop, market and sell cloud networking solutions, which primarily consist of our switching and routing platforms and related network applications, and there are no segment managers who are held accountable for operations or operating results below the Company level. Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, we have determined that we operate as one reportable segment.
Stock-Based Compensation
Stock-based compensation cost for equity awards is measured at the grant-date fair value using appropriate valuation techniques and recognized as expense over the requisite service or performance period. We account for forfeitures when they occur.
Stock-based compensation cost for stock options and restricted stock units ("RSUs") are recognized on a straight-line basis over the requisite service period, which is generally two to five years. The Company has granted RSUs that vest upon the satisfaction of both service-based and performance-based conditions. The service-based condition for these awards is generally satisfied over four years. The performance-based conditions are satisfied upon achieving specified performance targets, such as financial or operating metrics. We record stock-based compensation expense for performance-based equity awards on an accelerated attribution method over the requisite service period, which is generally four years, and only if performance-based conditions are considered probable to be satisfied.
See Note 8. Stockholders' Equity and Stock-Based Compensation for a detailed discussion of the Company’s stock plans, assumptions to the valuation techniques, and stock-based compensation expense.
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
The U.S. tax rules require U.S. tax on foreign earnings, known as global intangible low taxed income (“GILTI”). Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). We selected the deferred method of accounting and recorded the associated basis differences anticipated to influence prospective GILTI calculations.
Net Income per Share Attributable to Common Stockholders
Basic and diluted net income per share attributable to common stockholders are calculated in conformity with the two-class method required for participating securities. Our shares of common stock subject to repurchase are considered participating securities. Under the two-class method, net income attributable to common stockholders is calculated as net income less earnings attributable to participating securities. In computing diluted net income attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding, including potentially dilutive common shares assuming the dilutive effect of outstanding stock options, restricted stock units, and employee stock purchase plan using the treasury stock method. Potentially dilutive shares whose effect would have been antidilutive are excluded from the computation of diluted net income per share.
Recently Adopted Accounting Pronouncements
Credit Losses of Financial Instruments
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-13 (Topic 326), Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, to replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The proposed standard requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. For trade receivables, we are required to estimate lifetime expected credit losses. For available-for-sale debt securities, we are required to recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. We adopted the new standard on January 1, 2020 under the modified retrospective approach with no material impact on our consolidated financial statements upon adoption. In addition, we continue to monitor the financial implications of the COVID-19 pandemic on expected credit losses.
Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU 2017-04 (Topic 350), Simplifying the test for goodwill impairment, to eliminate Step 2 of the goodwill impairment test. Entities are required to record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. We adopted this standard prospectively on January 1, 2020 with no impact to our consolidated financial statements.
Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13 (Topic 820), Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds, and modifies certain disclosure requirements for fair value measurements. We adopted this standard on January 1, 2020 with no material impact on our consolidated financial statements. See Note 5 Investments for additional information on our Level 3 investments.
Recent Accounting Pronouncements Not Yet Effective
Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for incomes taxes by removing certain exceptions to the general principles in Topic 740 and amending existing guidance to improve consistent application. This new standard is effective for our interim and annual periods beginning January 1, 2021 with earlier adoption permitted. Most amendments within this standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We are currently evaluating the adoption impacts on our consolidated financial statements.
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
We paid an aggregate of $73.3 million in cash for the acquisition of Big Switch, of which $5.3 million was severance and other costs accounted for as a post-combination expense and excluded from the purchase consideration. We also incurred certain acquisition-related expenses and restructuring costs of $6.6 million, which primarily consisted of retention bonuses to continuing employees, professional and consulting fees, and facilities restructuring costs.
On October 7, 2020, the Company completed its acquisition of Awake Security, Inc. (“Awake Security”), a network detection and response (“NDR”) platform provider headquartered in Santa Clara, California. With the acquisition of Awake Security, we added an NDR platform to our product portfolio that combines artificial intelligence (AI) with human expertise to autonomously hunt for and respond to insider and external threats.
The Company acquired all outstanding shares of Awake Security for a total purchase consideration of $180.5 million with cash. The acquisition-related costs were immaterial.
Certain unvested stock options held by Awake Security employees were assumed by the Company in connection with the acquisition. The portion of the fair value of the assumed stock options associated with pre-acquisition service of Awake employees was immaterial. The fair value of $21.3 million of the unvested replacement options was excluded from the purchase price. These awards, which are subject to the recipients’ continued service with the Company, will be recognized ratably as stock-based compensation expense over the requisite service period.
Both acquisitions were accounted for as a business combination with the aggregate purchase price allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The Company prepared an initial assessment of the fair value of the assets acquired and liabilities assumed as of the acquisition date using preliminary information. Accordingly, the preliminary values reflected in the table below are subject to potential measurement period adjustments. The fair value is as follows (in thousands):

Preliminary Purchase Price Allocation
Cash and cash equivalents	$21,051
Other tangible assets	19,580
Liabilities	(28,598)
Intangible assets	101,640
Goodwill	134,841
Net assets acquired	$248,514
The acquired intangible assets are amortized on a straight-line basis over their estimated useful lives, as we believe this method most closely reflects the pattern in which the economic benefits of the assets will be consumed. The following table shows the valuation of the intangible assets acquired (in thousands) along with their weighted average estimated useful lives:

	Acquisition Date Fair Value	Weighted Average Estimated Useful Life
Developed technology	$72,220	7 years
Customer relationships	18,840	7 years
Trade name	6,520	5 years
Others	4,060	2 years
Total intangible assets acquired	$101,640
The goodwill of $134.8 million is primarily attributable to the expected synergies created by incorporating the solutions of the acquired businesses into our technology platform, and the value of the assembled workforce. The goodwill is not deductible for income taxes purposes. The Company’s consolidated financial statements include the accounts of Big Switch and Awake Security starting as of the acquisition date. Pro forma and historical post-acquisition results of operations for these acquisitions were not material to the Company’s consolidated financial statements.
3.    Fair Value Measurements
We measure and report our cash equivalents, restricted cash, and available-for-sale marketable securities at fair value on a recurring basis. The following tables summarize the amortized costs, unrealized gains and losses, and fair values of these financial assets by significant investment category and their levels within the fair value hierarchy (in thousands):

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Level I	Level II	Level III
Financial Assets:
Cash Equivalents:
Money market funds	$438,854	$—	$—	$438,854	$438,854	$—	$—
Marketable Securities:
Commercial paper	51,211	—	—	51,211	—	51,211	—
Certificates of deposits (1)	50,136	3	—	50,139	—	50,139	—
U.S. government notes	523,320	187	(1)	523,506	523,506	—	—
Corporate bonds	878,484	1,167	(330)	879,321	—	879,321	—
Agency securities	475,132	343	(3)	475,472	—	475,472	—
	1,978,283	1,700	(334)	1,979,649	523,506	1,456,143	—
Other Assets:
Money market funds - restricted	4,235	—	—	4,235	4,235	—	—
Total Financial Assets	$2,421,372	$1,700	$(334)	$2,422,738	$966,595	$1,456,143	$—
____________________
(1) As of December 31, 2020, all of our certificates of deposits were domestic deposits.

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Level I	Level II	Level III
Financial Assets:
Cash Equivalents:
Money market funds	$562,580	$—	$—	$562,580	$562,580	$—	$—
Certificates of deposits (1)	4,001	—	—	4,001	—	4,001	—
	566,581	—	—	566,581	562,580	4,001	—
Marketable Securities:
Commercial paper	66,717	—	—	66,717	—	66,717	—
Certificates of deposits (1)	3,000	—	—	3,000	—	3,000	—
U.S. government notes	518,884	414	(20)	519,278	519,278	—	—
Corporate bonds	787,741	2,392	(73)	790,060	—	790,060	—
Agency securities	233,491	577	(41)	234,027	—	234,027	—
	1,609,833	3,383	(134)	1,613,082	519,278	1,093,804	—
Other Assets:
Money market funds - restricted	4,229	—	—	4,229	4,229	—	—
Total Financial Assets	$2,180,643	$3,383	$(134)	$2,183,892	$1,086,087	$1,097,805	$—
____________________
(1) As of December 31, 2019, all of our certificates of deposits were domestic deposits.
As of December 31, 2020 and 2019, total unrealized losses of our marketable securities were immaterial. We invest in marketable securities that have maximum maturities of up to two years and are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these marketable securities, the more susceptible they are to changes in market interest rates and bond yields. We expect to realize the full value of these investments upon maturity or sale and therefore, we do not consider any of our marketable securities to be impaired as of December 31, 2020. We did not recognize any credit losses or non-credit-related impairments related to our available-for-sale marketable securities for the year ended December 31, 2020. We determined that the gross unrealized losses on our marketable fixed-income securities as of December 31, 2019 and 2018 were temporary in nature and therefore, we did not recognize any impairment of our marketable fixed-income securities for the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2020, the contractual maturities of our investments did not exceed 24 months. The fair values of available-for-sale marketable securities, by remaining contractual maturity, are as follows (in thousands):

December 31, 2020
Due in 1 year or less	$1,151,647
Due in 1 year through 2 years	828,002
Total marketable securities	$1,979,649
The weighted-average remaining duration of our current marketable securities is approximately 0.9 years as of December 31, 2020.

4.    Financial Statements Details
Cash, Cash Equivalents and Restricted Cash
The reconciliation of cash, cash equivalents and restricted cash reported in the accompanying consolidated balance sheets to the total of the same such amounts in the accompanying consolidated statements of cash flows is as follows (in thousands):

	December 31,
	2020	2019
Cash and cash equivalents	$893,219	$1,111,286
Restricted cash included in other assets	4,235	4,229
Total cash, cash equivalents and restricted cash	$897,454	$1,115,515
Accounts Receivable, net
Accounts receivable, net consists of the following (in thousands):

	December 31,
	2020	2019
Accounts receivable	$394,037	$398,147
Allowance for doubtful accounts	(659)	(638)
Product sales rebate and returns reserve	(3,838)	(5,522)
Accounts receivable, net	$389,540	$391,987
Allowance for Doubtful Accounts
Activities in the allowance for doubtful accounts consist of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at the beginning of year	$638	$507	$112
Additions charged to expense	397	221	500
Deductions/write-offs	(376)	(90)	(105)
Balance at the end of year	$659	$638	$507
Product Sales Rebate and Returns Reserve
Activities in the product sales rebate and returns reserve consist of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at the beginning of year	$5,522	$8,613	$7,423
Additions charged against revenue	9,454	2,032	4,269
Consumption	(11,138)	(5,123)	(3,079)
Balance at the end of year	$3,838	$5,522	$8,613

Inventories
Inventories consist of the following (in thousands):

	December 31,
	2020	2019
Raw materials	$219,218	$96,712
Finished goods	260,450	147,113
Total inventories	$479,668	$243,825
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2020	2019
Inventory deposits	$18,783	$13,716
Prepaid income taxes	267	20,153
Other current assets	60,556	64,464
Other prepaid expenses and deposits	15,316	13,123
Total prepaid expenses and other current assets	$94,922	$111,456
Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2020	2019
Equipment and machinery	$70,655	$64,748
Computer hardware and software	40,081	36,627
Furniture and fixtures	3,787	3,774
Leasehold improvements	31,448	31,235
Construction-in-process	1,441	265
Property and equipment, gross	147,412	136,649
Less: accumulated depreciation	(115,181)	(97,376)
Property and equipment, net	$32,231	$39,273
Depreciation expense was $20.1 million, $19.0 million and $21.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Accrued payroll related costs	$73,634	$80,133
Accrued manufacturing costs	43,181	31,920
Accrued product development costs	6,733	11,410
Accrued warranty costs	9,314	6,742
Accrued professional fees	5,211	6,335
Accrued taxes	1,870	1,716
Other	3,414	1,993
Total accrued liabilities	$143,357	$140,249
Warranty Accrual
The following table summarizes the activity related to our accrued liability for estimated future warranty costs (in thousands):

	Year Ended December 31,
	2020	2019
Warranty accrual, beginning of year	$6,742	$5,362
Liabilities accrued for warranties issued during the year	9,737	7,169
Warranty costs incurred during the year	(7,165)	(5,789)
Warranty accrual, end of year	$9,314	$6,742
Contract Balances
The following table summarizes the beginning and ending balances of our contract assets (in thousands):

	Year Ended December 31,
	2020	2019
Contract assets, beginning balance	$25,565	$6,341
Contract assets, ending balance	16,380	25,565
The following table summarizes the activity related to our contract liabilities (in thousands):

	Year Ended December 31,
	2020	2019
Contract liabilities, beginning balance	$61,050	$32,595
Less: Revenue recognized from beginning balance	(23,394)	(12,887)
Less: Beginning balance reclassified to deferred revenue	(1,638)	(894)
Add: Contract liabilities recognized	49,939	42,236
Contract liabilities, ending balance	$85,957	$61,050
As of December 31, 2020 and 2019, $34.5 million and $23.4 million, respectively, of our contract liabilities was recorded within other current liabilities with the remaining balance recorded within other long-term liabilities in the accompanying consolidated balance sheets.

Deferred Revenue and Performance Obligations
Deferred revenue is comprised mainly of unearned revenue related to multi-year PCS contracts, services and product deferrals related to acceptance clauses. The following table summarizes the activity related to our deferred revenue (in thousands):

Year Ended December 31, 2020
Deferred revenue, beginning balance	$575,288
Less: Revenue recognized from beginning balance	(305,792)
Add: Deferral of revenue in current period, excluding amounts recognized during the period	381,331
Deferred revenue, ending balance	$650,827
Revenue from Remaining Performance Obligations
Revenue from remaining performance obligations represents contracted revenue that has not yet been recognized, which primarily includes contract liabilities and deferred revenue that will be recognized as revenue in future periods. As of December 31, 2020, approximately $900.5 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 79% of these remaining performance obligations over the next 2 years and 21% during years 3 to 5.
Other Income, Net
Other income, net consists of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Other income, net:
Interest income	$27,139	$51,144	$31,666
Interest expense	—	—	(2,701)
Gain on sale of marketable securities	9,432	—	—
Gain (loss) on investments in privately-held companies	4,164	5,427	(13,800)
Other income (expense)	(1,556)	(75)	289
Total other income, net	$39,179	$56,496	$15,454
5.    Investments
Investments in Privately-Held Companies
Our investments in privately-held companies do not have readily determinable fair values. Their initial cost is subsequently adjusted to fair value on a non-recurring basis based on observable price changes from orderly transactions of identical or similar securities of the same issuer or for impairment. These investments are classified within Level III of the fair value hierarchy as we estimate the value based on valuation methods using the observable transaction price at the transaction date and other significant unobservable inputs, such as volatility, rights, and obligations related to these securities. In addition, the valuation requires management judgment due to the absence of market price and lack of liquidity. The following table summarizes the activity related to our investments in privately-held companies held as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Cost of investment	$3,000	$3,000
Cumulative impairment	—	—
Cumulative upward adjustment	5,314	1,150
Carrying amount of investment	$8,314	$4,150
During the year ended December 31, 2019, we recorded a realized gain of $4.3 million upon the sale of one of our investments. In each of the years ended December 31, 2020, 2019 and 2018, we recorded $4.2 million, $1.2 million and $1.2 million of unrealized gains, respectively. These unrealized gains were recorded on investments that were re-measured to fair value as of the date observable transactions occurred. In addition, during the year ended December 31, 2018, we recorded an impairment of $15.0 million on one of our disposed investments. The aforementioned realized and unrealized gains and impairment were recorded within other income, net in the accompanying consolidated statements of operations.
6.    Goodwill and Acquisition-Related Intangible Assets
Goodwill
The changes in the carrying values of goodwill for the years ended December 31, 2020 and 2019 are as follows (in thousands):

Carrying Value
Balance at December 31, 2018	$53,684
Additions related to acquisitions	1,171
Balance at December 31, 2019	54,855
Additions related to acquisitions (See Note 2 for additional information)	134,841
Balance at December 31, 2020	$189,696
The Company performed an annual test for goodwill impairment in the fourth quarter of the fiscal years ended December 31, 2020 and 2019 and determined that goodwill was not impaired.
Acquisition-Related Intangible Assets
The following table presents details of our acquisition-related intangible assets as of December 31, 2020 and 2019 (in thousands, except for years):

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Developed technology	$124,730	$(31,805)	$92,925	5.2
Customer relationships	25,920	(4,298)	21,622	6.2
Trade name	8,990	(2,946)	6,044	4.3
Others	5,720	(3,521)	2,199	1.1
Total	$165,360	$(42,570)	$122,790	5.3

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Developed technology	$52,510	$(14,326)	$38,184	3.7
Customer relationships	7,080	(1,387)	5,693	5.8
Trade name	2,470	(1,112)	1,358	1.7
Others	1,660	(1,660)	—	0.0
Total	$63,720	$(18,485)	$45,235	3.9

Amortization expense related to acquisition-related intangible assets was $24.1 million, $13.4 million and $5.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.
As of December 31, 2020, future estimated amortization expense related to the acquired-related intangible assets is as follows (in thousands):

Years Ending December 31,	Future Amortization Expense
2021	$29,235
2022	26,774
2023	22,781
2024	16,103
2025	9,750
Thereafter	18,147
Total	$122,790

7.    Commitments and Contingencies
Operating Leases
We lease various offices and data centers in North America, Europe, Asia and Australia under non-cancelable operating lease arrangements that expire on various dates through 2028. Some of our leases include options to extend the term of such leases for a period from three months to up to 10 years and/or options to early terminate the leases. As of December 31, 2020, we did not include any such options in determining the lease terms because we were not reasonably certain that we would exercise these options.
The following table summarizes the supplemental balance sheet information related to our operating leases (in thousands):

	December 31, 2020	December 31, 2019
Right-of-use assets:
Operating lease right-of-use assets	$77,288	$87,770
Lease liabilities:
Operating lease liabilities, current (included in other current liabilities)	17,773	16,052
Operating lease liabilities, non-current	72,397	83,022
Total operating lease liabilities	$90,170	$99,074

The following table summarizes our lease costs (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease costs:
Fixed lease costs	$23,392	$22,544
Variable lease costs	7,459	6,255
Total operating lease costs	$30,851	$28,799
The operating lease costs in the table above include costs for long-term and short-term leases. Total short-term lease costs were immaterial. Fixed lease costs include expenses recognized for base rent payments on a straight-lined basis. Variable lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments, and are excluded from the calculation of operating lease liabilities and ROU assets. For the years ended December 31, 2020 and 2019, cash paid for amounts associated with our operating lease liabilities were approximately $20.2 million and $18.6 million, respectively, which were classified as operating activities in the accompanying consolidated statements of cash flows.
Maturities of operating lease liabilities as of December 31, 2020 are presented in the table below (in thousands):

Years ending December 31,
2021	$21,770
2022	21,890
2023	19,533
2024	11,730
2025	9,409
2026 and thereafter	19,926
Total undiscounted operating lease payments (excluding non-lease components)	104,258
Less: imputed interest	(14,088)
Present value of operating lease payments as of December 31, 2020	$90,170

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term — operating leases	5.4 years	6.0 years
Weighted-average discount rate — operating leases	5.0%	5.1%
Purchase Commitments
We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf. A significant portion of our purchase orders to our contract manufacturers for finished products consists of non-cancellable purchase commitments. In addition, we purchase strategic component inventory from certain suppliers under non-cancellable purchase commitments, including integrated circuits, which are consigned to our contract manufacturers. As of December 31, 2020, we had non-cancellable purchase commitments of $454.0 million, of which $421.9 million was to our contract manufacturers and suppliers. In addition, we had deposits to our contract manufacturers to secure our purchase commitments in the amount of $21.5 million and $16.5 million as of December 31, 2020 and 2019, respectively, which were recorded within prepaid expenses and other current assets, as well as other assets in the accompanying consolidated balance sheets.
Guarantees
We have entered into agreements with some of our direct customers and channel partners that contain indemnification provisions relating to potential situations where claims could be alleged that our products infringe the intellectual property rights of a third party. We have at our option and expense the ability to repair any infringement, replace product with a non-infringing equivalent-in-function product or refund our customers all or a portion of the value of the product. Other guarantees or indemnification agreements include guarantees of product and service performance and standby letters of credit for leased facilities and corporate credit cards. We have not recorded a liability related to these indemnification and guarantee provisions and our guarantee and indemnification arrangements have not had any material impact on our consolidated financial statements to date.
Legal Proceedings
In the ordinary course of business, we are a party to claims and legal proceedings including matters relating to commercial, employee relations, business practices and intellectual property.
We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on currently available information, management does not believe that any liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable, and believes these other matters are not likely, individually and in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.
8.    Stockholders' Equity and Stock-Based Compensation
Stock Repurchase Program
In April 2019, our board of directors authorized a $1.0 billion stock repurchase program. This authorization allows us to repurchase shares of our common stock over three years and is funded from working capital. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchases, trading plans under Rule 10b5-1 of the Exchange Act, or a combination of the foregoing. The Repurchase Program, which expires in April 2022, does not obligate us to acquire any of our common stock, and may be suspended or discontinued by us at any time without prior notice. As of December 31, 2020, the remaining authorized amount for stock repurchases under this program was approximately $338.7 million.
A summary of the stock repurchase activity under the Repurchase Program is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019
Aggregate purchase price	$395,173	$266,142
Shares repurchased	2,012	1,189
Average price paid per share	$196.43	$223.57
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
Awards granted under the 2014 Plan could be in the form of Incentive Stock Options (“ISOs”), Nonstatutory Stock Options (“NSOs”), Restricted Stock Units (“RSUs”), Restricted Stock Awards (“RSAs”) or Stock Appreciation Rights (“SARs”). The number of shares available for grant and issuance under the 2014

Plan increases automatically on January 1 of each year commencing with 2016 by the number of shares equal to 3% of the outstanding shares of our common stock on the immediately preceding December 31, but not to exceed 12,500,000 shares (the “2014 Plan Evergreen Increase”), unless the board of directors, in its discretion, determines to make a smaller increase. Effective January 1, 2020, our board of directors authorized an increase of 2,291,660 shares to the shares available for issuance under the 2014 Plan. In connection with our acquisition of Awake Security, Inc., we assumed the stock options outstanding under the Awake Security 2014 Equity Incentive Plan and registered an additional 115,338 shares to be available for future issuance. As of December 31, 2020, there remained approximately 21.5 million shares available for issuance under the 2014 Plan. On February 8, 2021, our board of directors authorized an increase of 2,285,228 shares to shares available for future issuance under the 2014 Plan effective January 1, 2021.
2014 Employee Stock Purchase Plan
In April 2014, the board of directors and stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on the first day that our common stock was publicly traded. The number of shares reserved for issuance under the ESPP increases automatically on January 1 of each year by the number of shares equal to 1% of our shares outstanding immediately preceding December 31, but not to exceed 2,500,000 shares, unless the board of directors, in its discretion, determines to make a smaller increase. Effective January 1, 2020, our board of directors authorized an increase of 763,886 shares to shares available for issuance under the ESPP. As of December 31, 2020, there remained 3,850,993 shares available for issuance under the ESPP. On February 8, 2021, our board of directors authorized an increase of 761,742 shares to shares available for issuance under the ESPP effective January 1, 2021.
Under our 2014 ESPP, eligible employees are permitted to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date. Each offering period lasts approximately two years starting on the first trading date after February 15 and August 15 of each year. Participants may purchase shares of common stock through payroll deductions up to 10% of their eligible compensation, subject to Internal Revenue Service mandated purchase limits.
During the year ended December 31, 2020, we issued 105,667 shares at an average purchase price of $183.45 under our 2014 ESPP.
Stock Option Activities
The following table summarizes the option activities and related information (in thousands, except years and per share amounts):

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—December 31, 2019	4,564	$42.50	4.4	$740,387
Options granted	115	28.01
Options exercised	(1,210)	31.55
Options canceled	(39)	105.51
Balance—December 31, 2020	3,430	$45.17	3.6	$841,659
Vested and exercisable—December 31, 2020	2,263	$32.25	3.1	$584,598
The weighted-average grant-date fair value of options granted during the years ended December 31, 2020, 2019 and 2018 was $184.96, $107.42 and $121.18 per share, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $245.9 million, $323.1 million and $283.8 million, respectively. The total fair value of options vested for the years ended December 31, 2020, 2019 and 2018 was approximately $20.0 million, $23.0 million and $31.9 million, respectively.

Restricted Stock Unit (RSU) Activities
The following table summarizes the RSU activities and related information (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested balance—December 31, 2019	1,070	$190.35
RSUs granted	1,361	216.46
RSUs vested	(519)	164.46
RSUs forfeited/canceled	(96)	220.92
Unvested balance—December 31, 2020	1,816	$215.68
The total fair value of RSUs vested for the years ended December 31, 2020, 2019 and 2018 was approximately $85.4 million, $65.7 million, and $52.5 million, respectively.
Shares Available for Grant
The following table presents the stock activities and the total number of shares available for grant as of December 31, 2020 under our 2014 Equity Incentive Plan (in thousands):

Number of Shares
Balance—December 31, 2019	15,146
Authorized (1)	2,407
Options granted	(115)
RSUs granted	(1,361)
Options canceled	39
RSUs forfeited	96
Shares traded for taxes	37
Balance—December 31, 2020	16,249
(1): The authorized number of shares consists of 2,291,660 shares approved by our board of directors under the aforementioned 2014 Equity Incentive Plan effective January 1, 2020, and 115,338 shares assumed under the Awake Security 2014 Equity Incentive Plan in conjunction with our acquisition of Awake Security.
Stock-Based Compensation Expense
The following table summarizes the stock-based compensation expense related to our equity awards (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of revenue	$6,272	$4,637	$5,087
Research and development	79,913	53,068	48,205
Sales and marketing	34,944	29,168	24,995
General and administrative	15,913	14,407	12,915
Total stock-based compensation	$137,042	$101,280	$91,202

Determination of Fair Value
We record stock-based compensation awards based on fair value as of the grant date. We value RSUs at the market close price of our common stock on the grant date. For option awards and ESPP offerings, we use the Black-Scholes option pricing model to determine fair value. We recognize such costs as compensation expense generally on a straight-line basis over the requisite service period of the award.
Stock Options
For the years ended December 31, 2020, 2019 and 2018, the fair value of each stock option granted under our plans was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2020	2019	2018
Expected term (in years)	5.0	6.9	7.0
Risk-free interest rate	0.4%	2.5%	2.9%
Expected volatility	43.5%	42.8%	44.6%
Dividend rate	—%	—%	—%
ESPP
The following table summarizes the assumptions relating to our ESPP:

	Year Ended December 31,
	2020	2019	2018
Expected term (in years)	1.6	1.1	1.1
Risk-free interest rate	0.4%	1.8%	2.4%
Expected volatility	45.1%	42.5%	41.9%
Dividend rate	—%	—%	—%
As of December 31, 2020, unrecognized stock-based compensation expenses by award type and their expected weighted-average recognition periods are summarized in the following table (in thousands, except years).

	December 31, 2020
	Stock Option	RSU	ESPP	Restricted Stock
Unrecognized stock-based compensation expense	$46,111	$337,835	$9,494	$8,309
Weighted-average amortization period	2.8 years	3.4 years	1.2 years	3.2 years

9.    Net Income Per Share
The following table sets forth the computation of our basic and diluted net income per share attributable to common stockholders (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Basic:
Net income	$634,557	$859,867	$328,115
Less: undistributed earnings allocated to participating securities	—	(423)	(189)
Net income attributable to common stockholders, basic	$634,557	$859,444	$327,926
Diluted:
Net income attributable to common stockholders, basic	$634,557	$859,444	$327,926
Add: undistributed earnings allocated to participating securities	—	24	15
Net income attributable to common stockholders, diluted	$634,557	$859,468	$327,941
Denominator:
Basic:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	75,984	76,312	74,750
Diluted:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	75,984	76,312	74,750
Add weighted-average effects of dilutive securities:
Stock options and RSUs	3,462	4,565	6,083
Employee stock purchase plan	19	2	11
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	79,465	80,879	80,844
Net income per share attributable to common stockholders:
Basic	$8.35	$11.26	$4.39
Diluted	$7.99	$10.63	$4.06
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share attributable to common stockholders because their effects would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Stock options and RSUs	345	318	140
Employee stock purchase plan	83	82	71
Total	428	400	211

10.    Income Taxes
The components of income before provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Domestic	$621,838	$727,632	$136,818
Foreign	117,025	134,638	151,983
Income before income taxes	$738,863	$862,270	$288,801
The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current provision for income taxes:
Federal	$78,843	$58,187	$6,113
State	21,135	19,067	2,018
Foreign	12,891	928	10,451
Total current	112,869	78,182	18,582
Deferred tax expense (benefit):
Federal	(17,592)	362,056	(57,726)
State	(849)	(4,511)	(4,164)
Foreign	9,878	(433,324)	3,994
Total deferred tax expense (benefit)	(8,563)	(75,779)	(57,896)
Total provision for (benefit from) income taxes	$104,306	$2,403	$(39,314)
The reconciliation of the statutory federal income tax rate and our effective income tax rate is as follows (in percentages):

	Year Ended December 31,
	2020	2019	2018
U.S. federal statutory income tax rate	21.00%	21.00%	21.00%
State tax, net of federal benefit	2.23	1.30	(0.59)
Taxes on foreign earnings differential	(0.92)	(2.59)	(3.37)
Tax credits	(2.64)	(3.10)	(7.68)
Change in valuation allowance	(0.18)	(0.10)	1.00
Intra-Entity Sale	—	(9.95)	—
Stock-based compensation	(5.65)	(6.56)	(24.90)
Tax Cuts and Jobs Act	—	—	(1.72)
Acquisition and integration costs	0.27	0.04	2.12
Other, net	0.01	0.24	0.53
Effective tax rate	14.12%	0.28%	(13.61)%
Excess tax benefits resulting from stock awards were $58.7 million, $77.9 million and $75.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.
We have operations and a taxable presence in numerous jurisdictions outside the U.S. On December 31, 2019, we completed an intra-entity transaction to sell our non-Americas economic and beneficial intellectual property ("IP") rights in exchange for a non-interest-bearing note of $3.4 billion. As a result of the transaction, tax basis in the IP transferred equaled the fair market value of the qualifying IP that resulted in the recognition of a deferred tax asset of $429.1 million, which was largely offset by a deferred tax liability of $343.3 million associated with the future US tax on foreign earnings arising from the transaction for the difference between the local tax basis and U.S. GAAP book basis of the IP rights.
The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Intangible assets	$392,053	$419,911
Reserves and accruals not currently deductible	80,550	71,945
Tax credits	68,592	54,867
Lease financing obligation	22,080	22,547
Capitalized research and development expenses	23,656	16,169
Stock-based compensation	18,548	15,856
Net operating losses	23,998	8,857
Other	3,873	3,950
Gross deferred tax assets	633,350	614,102
Valuation allowance	(82,638)	(67,331)
Total deferred tax assets	550,712	546,771
Deferred tax liabilities:
US tax on foreign earnings	(317,970)	(326,967)
Right of use asset	(18,764)	(20,038)
Other	(383)	(2,451)
Total deferred tax liabilities	(337,117)	(349,456)
Net deferred tax assets	$213,595	$197,315
The following table presents the breakdown between non-current deferred tax assets and liabilities (in thousands):

	December 31,
	2020	2019
Deferred tax assets, non-current	$441,531	$452,025
Deferred tax liabilities, non-current	(227,936)	(254,710)
Total net deferred tax assets	$213,595	$197,315
Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. We believe that all deferred tax assets are realizable with the exception of California, Canada, and U.K. deferred tax assets. Therefore, we recorded a valuation allowance of $82.6 million and $67.3 million as of December 31, 2020 and 2019, respectively, against California, Canada, and U.K. deferred tax assets, since it is more likely than not that these assets will be not be recognized.
As of December 31, 2020, we had $245.1 million and $97.4 million of net operating loss carryforwards for federal and state income tax purposes, respectively, from the acquisition of Mojo Networks, Big Switch Networks and Awake Security. These federal and state losses will begin to expire in 2027 and 2029, respectively. For foreign jurisdictions, we had combined foreign net operating loss carryforwards of $12.8 million, which do not expire.
We had a federal credit of $2.0 million from the acquisition of Awake Security, which will begin to expire in 2038 and a California state credit of $128.7 million, which can be carried over indefinitely. For foreign jurisdictions, we had $0.5 million of Canadian scientific research and experimental development tax credit carry-forwards, which will begin to expire in 2034.
Utilization of the net operating losses and tax credit carryforwards may be subject to limitations due to ownership change limitations provided in the Internal Revenue code and similar state or foreign provisions.
The Tax Cuts and Jobs Act enacted on December 22, 2017 requires a Transition Tax on previously untaxed accumulated and current foreign earnings. Correspondingly, all undistributed earnings are deemed to be taxed and distributions of the unremitted earnings do not have any significant U.S. federal income tax impact. We have not provided for any remaining tax effect, if any, of limited outside basis differences of our foreign subsidiaries based upon plans of future reinvestment. The determination of the future tax consequences of the remittance of these earnings is not practicable.
Uncertain Tax Positions
We recognize uncertain tax positions only to the extent that management believes that it is more likely than not the position will be sustained. The reconciliation of the beginning and ending amount of gross unrecognized tax benefits as of December 31, 2020, 2019 and 2018 is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Gross unrecognized tax benefits—beginning balance	$93,806	$74,436	$48,835
Increases related to tax positions taken in a prior year	3,103	11,171	330
Increases related to tax positions taken during current year	20,274	22,714	27,413
Decreases related to tax positions taken in a prior year	(18,029)	(89)	(675)
Decreases related to settlements with taxing authorities	—	(12,388)	—
Decreases related to lapse of statute of limitations	(6,654)	(2,120)	(2,173)
Adjustment for acquisition	—	82	706
Gross unrecognized tax benefits—ending balance	$92,500	$93,806	$74,436
As of December 31, 2020, 2019 and 2018, the total amount of gross unrecognized tax benefits was $92.5 million, $93.8 million and $74.4 million, respectively, of which $44.7 million, $28.5 million and $35.7 million would affect our effective tax rate if recognized.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We have recorded a net expense for interest and penalties of $0.1 million and $0.2 million in the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, we recognized a liability for interest and penalties of $2.0 million and $2.2 million, respectively.
The statute of limitations for Federal and most states remain open for 2017 and forward. Some states have net operating loss and tax credit carryforwards, and therefore remain open to examination. The majority of our foreign tax returns are open to audit under the statute of limitations of the respective foreign countries, where the subsidiaries are located. It is possible that the amount of existing unrecognized tax benefits may decrease within the next 12 months as a result of statute of limitation lapses or payments to tax authorities in certain jurisdictions; however, an estimate of the range cannot be made.
11.    Geographical Information
We operate as one reportable segment. The following table represents revenue based on customers' shipping addresses (in thousands):

	Year Ended December 31,
	2020	2019	2018
Americas	$1,771,992	$1,833,163	$1,550,453
Europe, Middle East and Africa	326,729	381,651	414,069
Asia Pacific	218,791	195,892	186,847
Total revenue	$2,317,512	$2,410,706	$2,151,369
Long-lived assets, excluding intercompany receivables, investments in subsidiaries, investments in privately-held companies and deferred tax assets, net by location are summarized as follows (in thousands):

	December 31,
	2020	2019
United States	$24,110	$32,565
International	8,121	6,708
Total	$32,231	$39,273

12.    Post-Employment Benefits
We have a 401(k) Plan that covers substantially all of our employees in the U.S. Effective January 1, 2017, we have elected to match 100% of employees' contributions up to a maximum of 3% of an employee's annual salary. Matching contributions are immediately vested. For the years ended December 31, 2020, 2019 and 2018, we contributed approximately $7.4 million, $5.1 million and $4.6 million for the matching contributions, respectively.

13.    Selected Quarterly Financial Information (Unaudited)
The following table sets forth selected unaudited quarterly consolidated statements of operations data for each of the quarters in the years ended December 31, 2020 and 2019. This unaudited selected quarterly financial data has been prepared on the same basis as our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In the opinion of management, the financial data set forth in the tables below reflect all normal recurring adjustments necessary for the fair statement of results of operations for these periods. Our historical results are not necessarily indicative of the results that may be expected in the future and the results of a particular quarter or other interim period are not necessarily indicative of the results for a full year. This financial data should be read in conjunction with the Item 7 Management’s Discussion and

Analysis of Financial Condition and Results of Operations, our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	Dec. 31, 2020	Sep. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019
	(in thousands, except for per share amounts)
Revenue:
Product	$518,281	$480,242	$421,413	$410,906	$447,498	$555,066	$513,171	$505,415
Service	130,201	125,189	119,157	112,123	105,048	99,349	95,150	90,009
Total revenue	648,482	605,431	540,570	523,029	552,546	654,415	608,321	595,424
Cost of revenue:
Product	210,436	199,465	176,432	163,629	175,476	218,220	200,534	198,152
Service	23,462	21,004	20,049	21,149	20,767	18,921	17,596	16,702
Total cost of revenue	233,898	220,469	196,481	184,778	196,243	237,141	218,130	214,854
Gross profit	414,584	384,962	344,089	338,251	356,303	417,274	390,191	380,570
Operating expenses:
Research and development	133,847	128,049	111,544	113,154	110,063	118,732	114,295	119,669
Sales and marketing	67,671	53,372	51,237	57,086	54,535	55,279	53,040	51,053
General and administrative	18,428	15,146	14,319	18,349	15,716	14,657	16,019	15,506
Total operating expenses	219,946	196,567	177,100	188,589	180,314	188,668	183,354	186,228
Income from operations	194,638	188,395	166,989	149,662	175,989	228,606	206,837	194,342
Total other income, net	5,542	13,224	8,256	12,157	11,183	19,169	13,811	12,333
Income before income taxes	200,180	201,619	175,245	161,819	187,172	247,775	220,648	206,675
Provision for (benefit from) income taxes	17,222	33,244	30,452	23,388	(73,520)	38,880	31,397	5,646
Net income	$182,958	$168,375	$144,793	$138,431	$260,692	$208,895	$189,251	$201,029
Net income per share attributable to common stockholders:
Basic	$2.41	$2.22	$1.91	$1.82	$3.41	$2.73	$2.47	$2.65
Diluted	$2.31	$2.12	$1.83	$1.73	$3.25	$2.59	$2.33	$2.47

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities and Exchange Act of 1934, as amended, that occurred during the year ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 framework). Based on that assessment, management concluded that, as of December 31, 2020, its internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
The effectiveness of our internal control over financial reporting, as of December 31, 2020, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audits our Consolidated Financial Statements, as stated in their report included in Item 8 of this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2020.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 11. Executive Compensation
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions and Director Independence
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14. Principal Accountant Fees and Services
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules
Documents filed as part of this Annual Report on Form 10-K are as follows:
1.Consolidated Financial Statements
Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
2.Financial Statement Schedules
Financial statement schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is shown in the Consolidated Financial Statements or Notes thereto.
3.Exhibits
The exhibits listed in the following Exhibit Index are filed or incorporated by reference into this report:

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36468	3.1	8/8/2014
3.2	Bylaws of the Registrant.	10-Q	001-36468	3.2	8/8/2014
4.1	Form of the Registrant's common stock certificate.	S-1/A	333-194899	4.1	4/21/2014
4.2	Investors’ Rights Agreement, dated October 16, 2004, between Registrant and certain holders of Registrant’s capital stock named therein.	S-1	333-194899	4.2	3/31/2014
4.3	Description of Registrant’s securities registered under Section 12 of the Exchange Act					✓
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	10-Q	001-36468	10.1	11/1/2019
10.2 †	2004 Equity Incentive Plan.	S-1	333-194899	10.2	3/31/2014
10.3 †	2011 Equity Incentive Plan.	S-1	333-194899	10.3	3/31/2014
10.4 †	2014 Equity Incentive Plan.	S-1/A	333-194899	10.4	5/27/2014
10.5 †	2014 Employee Stock Purchase Plan.	10-K	001-36468	10.5	3/12/2015
10.6 †	Offer Letter, dated October 17, 2004, by and between the Registrant and Kenneth Duda.	S-1	333-194899	10.6	3/31/2014
10.7 †	Offer Letter, dated June 8, 2007, by and between the Registrant and Anshul Sadana.	S-1	333-194899	10.7	3/31/2014
10.8 †	Offer Letter, dated August 1, 2008, by and between the Registrant and Jayshree Ullal.	S-1	333-194899	10.8	3/31/2014
10.9 †	Offer Letter, dated March 27, 2013, by and between the Registrant and Charles Giancarlo.	S-1	333-194899	10.9	3/31/2014
10.10 †	Offer Letter, dated June 3, 2013, by and between the Registrant and Ann Mather.	S-1	333-194899	10.10	3/31/2014
10.11	Lease between Arista Networks, Inc. and The Irvine Company LLC, dated August 10, 2012, as amended on February 28, 2013.	S-1	333-194899	10.15	3/31/2014
10.12	Second Amendment to Lease, by and between Arista Networks, Inc. and The Irvine Company LLC, dated July 30, 2014.	10-Q	001-36468	10.1	8/8/2014
10.13	License Agreement, dated November 30, 2004, by and between the Registrant and OptumSoft, Inc.	S-1	333-194899	10.16	3/31/2014
10.14‡	Manufacturing Services Letter Agreement, dated February 5, 2007, between the Registrant and Jabil Circuit, Inc.	S-1	333-194899	10.17	3/31/2014
10.15 †	Employee Incentive Plan.	S-1/A	333-194899	10.21	4/21/2014
10.16 †	Offer Letter, dated May 18, 2015, by and between the Registrant and Ita Brennan.	8-K	001-36468	10.1	5/14/2015
10.17 †	Severance Agreement, effective May 18, 2015, by and between the Registrant and Ita Brennan.	8-K	001-36468	10.2	5/14/2015
10.18 †	2015 Global Sales Incentive Plan.	10-Q	001-36468	10.3	5/5/2016
10.19 †	Offer letter, dated January 2, 2013, by and between the Registrant and Marc Taxay.	10-Q	001-36468	10.1	5/8/2017
10.20 †	Severance Agreement, dated March 30, 2015, by and between the Registrant and Marc Taxay.	10-Q	001-36468	10.2	5/8/2017

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.21 †	Offer letter, dated February 14, 2017, by and between the Registrant and John McCool.	10-Q	001-36468	10.3	5/8/2017
10.22 †	Severance Agreement, dated March 20, 2017, by and between the Registrant and John McCool.	10-Q	001-36468	10.4	5/8/2017
10.23 ‡	Term Sheet of Mutual Release and Settlement Agreement, dated August 6, 2018, between the Registrant and Cisco Systems, Inc.	10-Q	001-36468	10.1	11/5/2018
10.24 ‡	Mutual Release and Settlement Agreement, dated August 6, 2018, by and between the Registrant and Cisco Systems, Inc.	10-K	001-36468	10.24	2/15/2019
10.25 †	Awake Security, Inc. 2014 Equity Incentive Plan	S-8	333-249591	99.1	10/22/2020
21.1	List of Subsidiaries of the Registrant.					✓
23.1	Consent of Independent Registered Public Accounting Firm.					✓
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					✓
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					✓
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					✓
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104.0	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)
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

ARISTA NETWORKS, INC.
(Registrant)
Dated:	February 18, 2021	By:	/s/ JAYSHREE ULLAL
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JAYSHREE ULLAL	President, Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2021
Jayshree Ullal
/s/ ITA BRENNAN	Chief Financial Officer (Principal Accounting and Financial Officer)	February 18, 2021
Ita Brennan
/s/ ANDY BECHTOLSHEIM	Founder, Chief Development Officer and Chairman of the Board of Directors	February 18, 2021
Andy Bechtolsheim
/s/ ANN MATHER	Director	February 18, 2021
Ann Mather
/s/ CHARLES GIANCARLO	Director	February 18, 2021
Charles Giancarlo
/s/ DAN SCHEINMAN	Director	February 18, 2021
Dan Scheinman
/s/ KELLY BATTLES	Director	February 18, 2021
Kelly Battles
/s/ MARK TEMPLETON	Director	February 18, 2021
Mark Templeton
/s/ NIKOS THEODOSOPOULOS	Director	February 18, 2021
Nikos Theodosopoulos