Form 10-Q
period 2021-03-31
Arista Networks, Inc.
filed 2021-05-06
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of May 3, 2021 was 76,321,815.

ARISTA NETWORKS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ARISTA NETWORKS, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except par value)

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$843,336	$893,219
Marketable securities	2,184,330	1,979,649
Accounts receivable, net of rebates and allowances of $4,738 and $4,497, respectively	380,466	389,540
Inventories	483,168	479,668
Prepaid expenses and other current assets	111,595	94,922
Total current assets	4,002,895	3,836,998
Property and equipment, net	32,462	32,231
Acquisition-related intangible assets, net	115,359	122,790
Goodwill	188,277	189,696
Investments	10,314	8,314
Operating lease right-of-use assets	72,956	77,288
Deferred tax assets	438,277	441,531
Other assets	33,190	30,071
TOTAL ASSETS	$4,893,730	$4,738,919
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$136,885	$134,235
Accrued liabilities	122,466	143,357
Deferred revenue	457,799	396,259
Other current liabilities	69,382	94,392
Total current liabilities	786,532	768,243
Income taxes payable	55,314	53,053
Operating lease liabilities, non-current	67,770	72,397
Deferred revenue, non-current	262,232	254,568
Deferred tax liabilities, non-current	225,924	227,936
Other long-term liabilities	44,620	42,431
TOTAL LIABILITIES	1,442,392	1,418,628
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100,000 shares authorized and no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value—1,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 76,257 and 76,174 shares issued and outstanding as of March 31, 2021 and December 31, 2020	8	8
Additional paid-in capital	1,345,569	1,292,431
Retained earnings	2,106,625	2,027,614
Accumulated other comprehensive income (loss)	(864)	238
TOTAL STOCKHOLDERS’ EQUITY	3,451,338	3,320,291
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,893,730	$4,738,919
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue:
Product	$539,145	$410,906
Service	128,417	112,123
Total revenue	667,562	523,029
Cost of revenue:
Product	218,433	163,629
Service	23,857	21,149
Total cost of revenue	242,290	184,778
Gross profit	425,272	338,251
Operating expenses:
Research and development	132,487	113,154
Sales and marketing	71,020	57,086
General and administrative	15,473	18,349
Total operating expenses	218,980	188,589
Income from operations	206,292	149,662
Other income, net	1,575	12,157
Income before income taxes	207,867	161,819
Provision for income taxes	27,501	23,388
Net income	$180,366	$138,431
Net income per share:
Basic	$2.36	$1.82
Diluted	$2.27	$1.73
Weighted-average shares used in computing net income per share:
Basic	76,306	76,264
Diluted	79,623	79,939

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$180,366	$138,431
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(541)	(2,739)
Net change in unrealized gains (losses) on available-for-sale securities	(561)	3,424
Other comprehensive income (loss)	(1,102)	685
Comprehensive income	$179,264	$139,116

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at beginning of period	76,174	$8	$1,292,431	$2,027,614	$238	$3,320,291
Net income	—	—	—	180,366	—	180,366
Other comprehensive loss, net of tax	—	—	—	—	(1,102)	(1,102)
Stock-based compensation	—	—	37,553	—	—	37,553
Issuance of common stock in connection with employee equity incentive plans	459	—	18,081	—	—	18,081
Tax withholding paid for net share settlement of equity awards	(9)	—	(2,496)	—	—	(2,496)
Repurchase of common stock	(367)	—	—	(101,355)	—	(101,355)
Balance at end of period	76,257	$8	$1,345,569	$2,106,625	$(864)	$3,451,338

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at beginning of period	76,389	$8	$1,106,305	$1,788,230	$143	$2,894,686
Net Income	—	—	—	138,431	—	138,431
Other comprehensive income, net of tax	—	—	—	—	685	685
Stock-based compensation	—	—	27,556	—	—	27,556
Issuance of common stock in connection with employee equity incentive plans	482	—	17,082	—	—	17,082
Tax withholding paid for net share settlement of equity awards	(7)	—	(1,740)	—	—	(1,740)
Vesting of early-exercised stock options	—	—	21	—	—	21
Repurchase of common stock	(1,209)	—	—	(227,895)	—	(227,895)
Balance at end of period	75,655	$8	$1,149,224	$1,698,766	$828	$2,848,826
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$180,366	$138,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	12,658	10,208
Stock-based compensation	37,553	27,556
Noncash lease expense	4,243	4,073
Deferred income taxes	1,425	457
Amortization of investment premiums	5,446	1,042
Changes in operating assets and liabilities:
Accounts receivable, net	9,074	46,329
Inventories	(3,500)	(17,691)
Prepaid expenses and other current assets	(15,272)	25,751
Other assets	(3,499)	3,946
Accounts payable	2,833	(6,386)
Accrued liabilities	(20,759)	(39,450)
Deferred revenue	69,204	21
Income taxes payable	(10,436)	3,982
Other liabilities	(14,661)	(3,422)
Net cash provided by operating activities	254,675	194,847
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	379,605	414,503
Purchases of marketable securities	(590,476)	(674,649)
Business acquisitions, net of cash acquired	—	(66,225)
Purchases of property and equipment	(5,096)	(3,107)
Escrow receipts from past business acquisitions	18	—
Purchases of investments in privately-held companies	(2,000)	—
Net cash used in investing activities	(217,949)	(329,478)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity plans	18,081	17,082
Tax withholding paid on behalf of employees for net share settlement	(2,496)	(1,740)
Repurchase of common stock	(101,355)	(227,895)
Net cash used in financing activities	(85,770)	(212,553)
Effect of exchange rate changes	(838)	(2,691)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(49,882)	(349,875)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —Beginning of period	897,454	1,115,515
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$847,572	$765,640

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment included in accounts payable and accrued liabilities	$1,529	$524
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Organization and Summary of Significant Accounting Policies
Organization
    Arista Networks, Inc. (together with our subsidiaries, “we,” “our,” "Arista," "Company" or “us”) is a supplier of cloud networking solutions that use software innovations to address the needs of large-scale internet companies, cloud service providers and next-generation enterprises. Our cloud networking solutions consist of our Extensible Operating System ("EOS"), a set of network applications and our Gigabit Ethernet switching and routing platforms. We are incorporated in the state of Delaware. Our corporate headquarters are located in Santa Clara, California, and we have wholly-owned subsidiaries throughout the world, including North America, Europe, Asia and Australia.
Basis of Presentation and Principles of Consolidation
    The accompanying unaudited condensed consolidated financial statements include the accounts of Arista Networks, Inc. and its wholly owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three months ended March 31, 2021, are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. All significant inter-company accounts and transactions have been eliminated.
    Our condensed consolidated financial statements and related financial information in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 19, 2021.
Use of Estimates
    The preparation of the condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. These estimates and assumptions include, but are not limited to, revenue recognition and deferred revenue; allowance for doubtful accounts, sales rebates and return reserves; valuation of goodwill and acquisition-related intangible assets, accounting for income taxes, including the valuation allowance on deferred tax assets and reserves for uncertain tax positions; estimate of useful lives of long-lived assets including intangible assets; valuation of inventory and contract manufacturer/supplier liabilities; and the recognition and measurement of contingent liabilities. We evaluate our estimates and assumptions based on historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from those estimates.
Risks and Uncertainties
    The global coronavirus ("COVID-19") pandemic and resulting mitigation efforts by governments around the world to contain or slow its spread have negatively impacted the global economy, disrupted business, sales activities, global supply chains and workforce participation, including our own, and created significant volatility and disruption of financial markets.
    Our contract manufacturers and suppliers have experienced delays in component sourcing, production and export of their products, which have negatively impacted our supply chain and could negatively impact our business in the future. In addition, COVID-19 related disruptions may have a negative impact on demand from our customers in future periods. However, the extent of the impact of COVID-19 on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, and the impact of any initiatives and programs we may undertake to address financial and operational challenges, will depend on future developments, including the duration and spread of the pandemic and related mitigation efforts, the impact to our customers, partners, contract manufacturers and supply chain, as well as restrictions on travel and transport, all of which are uncertain and cannot be predicted. Management is actively monitoring the impact of the pandemic on the Company's financial condition, liquidity, operations, suppliers, industry, and workforce. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.

Recently Adopted Accounting Pronouncements
Income Taxes
    In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for incomes taxes by removing certain exceptions to the general principles in Topic 740 and amending existing guidance to improve consistent application. This new standard is effective for our interim and annual periods beginning January 1, 2021. Most amendments within this standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We adopted this new standard on January 1, 2021 with no material impact on our condensed consolidated financial statements.
2.    Fair Value Measurements
    We measure and report our cash equivalents, restricted cash, and available-for-sale marketable securities at fair value on a recurring basis. The following tables summarize the amortized costs, unrealized gains and losses and fair value of these financial assets by significant investment category and their levels within the fair value hierarchy (in thousands):

	March 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Level I	Level II	Level III
Financial Assets:
Cash Equivalents:
Money market funds	$379,345	$—	$—	$379,345	$379,345	$—	$—
Marketable Securities:
Commercial paper	46,658	—	—	46,658	—	46,658	—
Certificate of deposits(1)	80,069	—	—	80,069	—	80,069	—
U.S. government notes	661,366	190	(38)	661,518	661,518	—	—
Corporate bonds	972,063	709	(522)	972,250	—	972,250	—
Agency securities	423,551	287	(3)	423,835	—	423,835	—
	2,183,707	1,186	(563)	2,184,330	661,518	1,522,812	—
Other Assets:
Money market funds - restricted	4,236	—	—	4,236	4,236	—	—
Total Financial Assets	$2,567,288	$1,186	$(563)	$2,567,911	$1,045,099	$1,522,812	$—

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Level I	Level II	Level III
Financial Assets:
Cash Equivalents:
Money market funds	$438,854	$—	$—	$438,854	$438,854	$—	$—
Marketable Securities:
Commercial paper	51,211	—	—	51,211	—	51,211	—
Certificate of deposits(1)	50,136	3	—	50,139	—	50,139	—
U.S. government notes	523,320	187	(1)	523,506	523,506	—	—
Corporate bonds	878,484	1,167	(330)	879,321	—	879,321	—
Agency securities	475,132	343	(3)	475,472	—	475,472	—
	1,978,283	1,700	(334)	1,979,649	523,506	1,456,143	—
Other Assets:
Money market funds - restricted	4,235	—	—	4,235	4,235	—	—
Total Financial Assets	$2,421,372	$1,700	$(334)	$2,422,738	$966,595	$1,456,143	$—
______________________
(1) As of March 31, 2021 and December 31, 2020, all of our certificates of deposits were domestic deposits.
    As of March 31, 2021 and December 31, 2020, total unrealized losses of our marketable securities were immaterial. We invest in marketable securities that have maximum maturities of up to two years and are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these marketable securities, the more susceptible they are to changes in market interest rates and bond yields. We expect to realize the full value of these investments upon maturity or sale and therefore, we do not consider any of our marketable securities to be impaired as of March 31, 2021. We did not recognize any credit losses or non-credit-related impairments related to our available-for-sale marketable securities for the quarter ended March 31, 2021.
    As of March 31, 2021, the contractual maturities of our investments did not exceed 24 months. The fair values of available-for-sale marketable securities, by remaining contractual maturity, are as follows (in thousands):

March 31, 2021
Due in 1 year or less	$1,246,986
Due in 1 to 2 years	937,344
Total marketable securities	$2,184,330
    The weighted-average remaining duration of our current marketable securities is approximately 0.9 years as of  March 31, 2021.
3.    Financial Statements Details
Cash, Cash Equivalents and Restricted Cash
    The reconciliation of cash, cash equivalents and restricted cash reported in the accompanying unaudited condensed consolidated balance sheets to the total of the same such amounts in the accompanying unaudited condensed consolidated statements of cash flows is as follows (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$843,336	$893,219
Restricted cash included in other assets	4,236	4,235
Total cash, cash equivalents and restricted cash	$847,572	$897,454
Accounts Receivable, net
    Accounts receivable, net consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Accounts receivable	$385,204	$394,037
Allowance for doubtful accounts	(549)	(659)
Product sales rebate and returns reserve	(4,189)	(3,838)
Accounts receivable, net	$380,466	$389,540
Inventories
    Inventories consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$234,941	$219,218
Finished goods	248,227	260,450
Total inventories	$483,168	$479,668
Prepaid Expenses and Other Current Assets
    Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Inventory deposit	$21,478	$18,783
Prepaid income taxes	3,612	267
Other current assets	69,790	60,556
Other prepaid expenses and deposits	16,715	15,316
Total prepaid expenses and other current assets	$111,595	$94,922
Property and Equipment, net
    Property and equipment, net consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Equipment and machinery	$74,401	$70,655
Computer hardware and software	42,201	40,081
Furniture and fixtures	3,793	3,787
Leasehold improvements	31,499	31,448
Construction-in-process	470	1,441
Property and equipment, gross	152,364	147,412
Less: accumulated depreciation	(119,902)	(115,181)
Property and equipment, net	$32,462	$32,231
    Depreciation expense was $4.9 million and $5.2 million for the three months ended March 31, 2021 and 2020, respectively.
Accrued Liabilities
    Accrued liabilities consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued payroll related costs	$42,670	$73,634
Accrued manufacturing costs	43,420	43,181
Accrued product development costs	15,084	6,733
Accrued warranty costs	10,043	9,314
Other	11,249	10,495
Total accrued liabilities	$122,466	$143,357

Warranty Accrual
    The following table summarizes the activity related to our accrued liability for estimated future warranty costs (in thousands):

	Three Months Ended March 31,
	2021	2020
Warranty accrual, beginning of period	$9,314	$6,742
Liabilities accrued for warranties issued during the period	3,456	1,070
Warranty costs incurred during the period	(2,727)	(1,471)
Warranty accrual, end of period	$10,043	$6,341
Contract Assets
    The following table summarizes the beginning and ending balances of our contract assets (in thousands):

	Three Months Ended March 31,
	2021	2020
Contract assets, beginning balance	$16,380	$25,565
Contract assets, ending balance	9,762	9,636
Contract Liabilities, Deferred Revenue and Other Performance Obligations
    A contract liability is recognized when we have received customer payments in advance of our satisfaction of a performance obligation under a cancellable contract. The following table summarizes the activity related to our contract liabilities (in thousands):

	Three Months Ended March 31,
	2021	2020
Contract liabilities, beginning balance	$85,957	$61,050
Less: Revenue recognized from beginning balance	(7,913)	(4,847)
Less: Beginning balance reclassified to deferred revenue	(12,492)	(2,433)
Add: Contract liabilities recognized	14,913	10,555
Contract liabilities, ending balance	$80,465	$64,325
    As of March 31, 2021 and December 31, 2020, $35.9 million and $34.5 million, respectively, of our contract liabilities were recorded within other current liabilities with the remaining balance recorded within other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.
    Deferred revenue is comprised mainly of unearned revenue related to multi-year post-contract support ("PCS") contracts, services and product deferrals related to acceptance clauses. The following table summarizes the activity related to our deferred revenue (in thousands):

	Three Months Ended March 31,
	2021	2020
Deferred revenue, beginning balance	$650,827	$575,288
Less: Revenue recognized from beginning balance	(107,442)	(100,377)
Add: Deferral of revenue in current period, excluding amounts recognized during the period	176,646	121,864
Deferred revenue, ending balance	$720,031	$596,775
    As of March 31, 2021, other performance obligations of $171.7 million were comprised mainly of unbilled multi-year PCS contract amounts that will be recognized as revenue in future periods.
Revenue from Total Remaining Performance Obligations
    Revenue from total remaining performance obligations represents contract liabilities, deferred revenue and unbilled contract revenue that will be recognized in future periods. As of March 31, 2021, approximately $972.2 million of revenue is expected to be recognized from total remaining performance obligations. We expect to recognize revenue on approximately 80% of these remaining performance obligations over the next two years and 20% during years 3 to 5.
Other Income, net
    Other income, net consists of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Interest income	$2,045	$11,662
Other income (expense), net	(470)	495
Total	$1,575	$12,157
4.    Investments
Investments in Privately-Held Companies
    Our investments in privately-held companies do not have readily determinable fair values. Their initial cost is adjusted to fair value on a non-recurring basis based on observable price changes from orderly transactions of identical or similar securities of the same issuer, or for impairment. These investments are classified within Level III of the fair value hierarchy as we estimate the value based on valuation methods using the observable transaction price at the transaction date and other significant unobservable inputs, such as volatility, rights, and obligations related to these securities. In addition, the valuation requires management judgment due to the absence of market price and lack of liquidity. The following table summarizes the activity related to our investments in privately-held companies as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Cost of investments	$5,000	$3,000
Cumulative impairment	—	—
Cumulative upward adjustment	5,314	5,314
Carrying amount of investments	$10,314	$8,314
    During the current quarter and the quarter ended March 31, 2020, there were no realized or unrealized gains or losses recorded on our investments.
5.    Commitments and Contingencies
Purchase Commitments
    We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf. A significant portion of our purchase orders to our contract manufacturers for finished products consists of non-cancellable purchase commitments. In addition, we purchase strategic component inventory from certain suppliers under non-cancellable purchase commitments, including integrated circuits, which are consigned to our contract manufacturers. As of March 31, 2021, we had non-cancellable purchase commitments of $747.6 million, of which $712.7 million were to our contract manufacturers and suppliers. In addition, we had deposits to our contract manufacturers to secure our purchase commitments in the amount of $24.2 million and $21.5 million as of March 31, 2021 and December 31, 2020, respectively, which were included within prepaid expenses and other current assets and other assets on the unaudited condensed consolidated balance sheets.
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
Legal Proceedings
    WSOU Investments, LLC

    On November 25, 2020, WSOU Investments LLC ("WSOU") filed a lawsuit against us in the Western District of Texas asserting that certain of our products infringe three WSOU patents. WSOU's allegations are directed to certain features of our wireless and switching products. WSOU seeks remedies including monetary damages, attorney's fees and costs. On February 4, 2021, we filed an answer denying WSOU's allegations.
    We intend to vigorously defend against the claims brought against us by WSOU. However, we cannot be certain that any of WSOU's claims will be resolved in our favor, regardless of the merits of those claims. Any adverse litigation ruling could result in a significant damages award against us and injunctive relief.
    With respect to the legal proceedings described above, it is our belief that while a loss is not probable, it may be reasonably possible. Further, at this stage in the litigation, any possible loss or range of loss cannot be estimated. However, the outcome of litigation is inherently uncertain. Therefore, if this legal matter were resolved against us in a reporting period for a material amount, our consolidated financial statements for that reporting period could be materially adversely affected.
    Other matters
    In the ordinary course of business, we are a party to other claims and legal proceedings including matters relating to commercial, employee relations, business practices and intellectual property.
    We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2021, provisions recorded for contingent losses related to other claims and matters have not been significant. Based on currently available information, management does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable, and believes these other matters are not likely, individually and in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.
6.    Stockholders’ Equity and Stock-Based Compensation
Stock Repurchase Program
    In April 2019, our board of directors authorized a $1.0 billion stock repurchase program (the "Repurchase Program"). This authorization allows us to repurchase shares of our common stock and is funded from working capital. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchases, trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or a combination of the foregoing. The Repurchase Program, which expires in April 2022, does not obligate us to acquire any of our common stock, and may be suspended or discontinued by us at any time without prior notice. As of March 31, 2021, the remaining authorized amount for stock repurchases under this program was approximately $237.3 million.
    A summary of the stock repurchase activity under the Repurchase Program is as follows (in thousands, except per share amounts):

Three Months Ended
March 31, 2021
Aggregate purchase price	$101,355
Shares repurchased	367
Average price paid per share	$275.88
    The aggregate purchase price of repurchased shares of our common stock is recorded as a reduction to retained earnings and common stock in our condensed consolidated statements of stockholders' equity. All shares repurchased under the Repurchase Program have been retired.
Equity Award Plan Activities
2014 Equity Incentive Plan
    The 2014 Equity Incentive Plan (the “2014 plan”) provides for the granting of Incentive Stock Options (“ISOs”), Nonstatutory Stock Options (“NSOs”), Restricted Stock Units (“RSUs”), Restricted Stock Awards (“RSAs”) or Stock Appreciation Rights (“SARs”). The number of shares available for grant and issuance under the 2014 Plan increases automatically on January 1 of each year by the lesser of (i) 12,500,000 shares, (ii) 3% of the outstanding shares of our common stock on the last day of our immediately preceding fiscal year, or (iii) such other amount as determined by our board of directors. Effective January 1, 2021, our board of directors authorized an increase of 2,285,228 shares to the shares available for issuance under the 2014 Plan. As of March 31, 2021, there remained approximately 23.4 million shares available for issuance under the 2014 Plan.
2014 Employee Stock Purchase Plan
    Effective January 1, 2021, our board of directors authorized an increase of 761,742 shares to the shares available for issuance under our 2014 Employee Stock Purchase Plan (the “ESPP”). Pursuant to the ESPP, the 2021 share increase was determined based on the lesser of 1% of the total shares of common stock outstanding on December 31, 2020, 2,500,000 shares, or such amount as determined by our board of directors. During the three months ended March 31, 2021, we issued 56,326 shares at a weighted-average purchase price of $182.76 per share under the ESPP. As of March 31, 2021, there remained 4.6 million shares available for issuance under the ESPP.
Stock Option Activities
    The following table summarizes the option activity under our stock plans and related information (in thousands, except years and per share amounts):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years) of Stock Options	Aggregate Intrinsic Value of Stock Options Outstanding
Balance—December 31, 2020	3,430	$45.17	3.6	$841,659
Options granted	—	—
Options exercised	(263)	29.57
Options canceled	(12)	36.08
Balance—March 31, 2021	3,155	$46.51	3.4	$805,597
Vested and exercisable—March 31, 2021	2,169	$34.55	3.0	$579,805
Restricted Stock Unit (RSU) Activities
    A summary of the RSU activity is presented below (in thousands, except years and per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Unvested balance—December 31, 2020	1,816	$215.68	1.8	$527,574
RSUs granted	176	310.32
RSUs vested	(139)	199.41
RSUs forfeited/canceled	(46)	225.87
Unvested balance—March 31, 2021	1,807	$225.88	1.7	$545,194
    In the quarter ended March 31, 2021, we granted 69,620 performance-based RSUs (“PRSUs”) to our CEO and other key employees that include both service and performance-based conditions.
    These PRSUs will vest over the next three to four years and the ultimate number of shares eligible to vest will vary between 0% and 200% of the amount granted based on the achievement of certain performance metrics over the vesting period and each holder’s continued employment with Arista.

Stock-Based Compensation Expense
    The following table summarizes the stock-based compensation expense related to our equity awards (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$1,400	$1,327
Research and development	21,982	15,928
Sales and marketing	10,085	6,396
General and administrative	4,086	3,905
Total stock-based compensation	$37,553	$27,556
    As of March 31, 2021, there were $414.5 million of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 3.1 years.
7.    Net Income Per Share
    The following table sets forth the computation of our basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income	$180,366	$138,431
Denominator:
Weighted-average shares used in computing net income per share, basic	76,306	76,264
Add weighted-average effect of dilutive securities:
Stock options and RSUs	3,279	3,675
Employee stock purchase plan	38	—
Weighted-average shares used in computing net income per share, diluted	79,623	79,939
Net income per share:
Basic	$2.36	$1.82
Diluted	$2.27	$1.73
    The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share for the periods presented because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock options and RSUs	130	601
Employee stock purchase plan	10	—
Total	140	601

8.    Income Taxes

	Three Months Ended March 31,
	2021	2020
	(in thousands, except percentages)
Income before income taxes	$207,867	$161,819
Provision for income taxes	27,501	23,388
Effective tax rate	13.2%	14.5%

    The effective tax rates above reflect tax expense recorded on pre-tax income in the three months ended March 31, 2021 and March 31, 2020. The change in effective tax rate in the three months ended March 31, 2021, as compared to the same period in 2020, was primarily due to an increase in tax benefits attributable to stock-based awards.
9.    Geographical Information
    We operate as one reportable segment. The following table represents revenue based on customers’ shipping addresses (in thousands):

	Three Months Ended March 31,
	2021	2020
Americas	$501,872	$400,660
Europe, Middle East and Africa	96,274	72,624
Asia-Pacific	69,416	49,745
Total revenue	$667,562	$523,029
    Long-lived assets, excluding intercompany receivables, investments in subsidiaries, privately-held equity investments and deferred tax assets, net by location are summarized as follows (in thousands):

	March 31, 2021	December 31, 2020
United States	$23,851	$24,110
International	8,611	8,121
Total	$32,462	$32,231
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
    You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K filed with the SEC on February 19, 2021. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
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
    We generate revenue primarily from sales of our switching and routing platforms, which incorporate our EOS software, and related network applications. We also generate revenue from post-contract support, or PCS, which end customers typically purchase in conjunction with our products and renewals of PCS. We sell our products through both our direct sales force and our channel partners. As of December 31, 2020, we had delivered our cloud networking solutions to over 7,000 end customers worldwide. Our end customers span a range of industries and include large internet companies, service providers, financial services organizations, government agencies, media and entertainment companies and others.
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
Recent Developments
    The global coronavirus (“COVID-19”) pandemic and related shelter in place, travel and social distancing restrictions imposed by governments around the world in an effort to contain or slow its spread have negatively impacted the global economy, disrupted business, sales activities, supply chains and workforce participation, including our own, and created significant volatility and disruption of financial markets, and we expect that the global health crisis caused by COVID-19 could negatively impact business activity in the future.
    We have taken numerous steps, and will continue to take further actions, in our approach to address COVID-19. We have prioritized the protection of our employees during this pandemic and, as a result, have closed our offices across the globe (including our corporate headquarters), limiting access to only those employees providing essential activities, instructed employees to work from home, and implemented travel restrictions. We continue to work closely with our contract manufacturers and supply chain partners who have experienced delays in component sourcing, workforce disruptions and governmental restrictions on the production and export of their products. Although we have worked diligently to drive improvements in these areas, including funding additional working capital and incremental purchase commitments, these delays have negatively impacted our ability to supply products to our customers on a timely basis. We are currently experiencing shortages and delays relating to certain components as a result of manufacturing and supply disruptions from the COVID-19 pandemic. We expect to continue to invest in working capital to address delays in component sourcing and the risk of future COVID-19 related supply chain disruptions, but we cannot be certain that such delays or disruptions will not occur. When the COVID-19 pandemic began, we initially experienced some volatility in customer demand, but sales activity subsequently stabilized and we have since experienced incremental improvements in overall demand.
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
Results of Operations
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Revenue, Cost of Revenue and Gross Margin (in thousands, except percentages)

	Three Months Ended March 31,
	2021	2020	Change in
	$	$	$	%
Revenue
Product	$539,145	$410,906	$128,239	31.2%
Service	128,417	112,123	16,294	14.5
Total revenue	667,562	523,029	144,533	27.6
Cost of revenue
Product	218,433	163,629	54,804	33.5
Service	23,857	21,149	2,708	12.8
Total cost of revenue	242,290	184,778	57,512	31.1
Gross profit	$425,272	$338,251	$87,021	25.7%
Gross margin	63.7%	64.7%

Revenue by Geography (in thousands, except percentages)

	Three Months Ended March 31,
	2021	% of Total	2020	% of Total
Americas	$501,872	75.2%	$400,660	76.6%
Europe, Middle East and Africa	96,274	14.4	72,624	13.9
Asia-Pacific	69,416	10.4	49,745	9.5
Total revenue	$667,562	100.0%	$523,029	100.0%
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
    Product revenue increased $128.2 million, or 31.2%, for the three months ended March 31, 2021 compared to the same period in 2020. The increase was primarily driven by increased demand for our switching and routing products from our existing customers. In addition, broader market acceptance of our campus and enterprise products has contributed to our revenue growth. Service revenue increased $16.3 million, or 14.5%, in the three months ended March 31, 2021, compared to the same period in 2020, as a result of continued growth in initial and renewal support contracts as our customer installed base has continued to expand. International revenues, representing 24.8% of total revenues in the three months ended March 31, 2021, slightly increased from 23.4% compared to the same period in the prior year, which was primarily due to the international expansion of our large end customers. We continued to experience competitive pricing pressure on our products and services.
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
    Cost of revenue increased $57.5 million, or 31.1% for the three months ended March 31, 2021 compared to the same period in 2020, which was primarily driven by a corresponding increase in product revenue and increased product transition related costs.
    Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including pricing pressure on our products and services due to competition, the mix of sales to large end customers who generally receive lower pricing, manufacturing-related costs, including costs associated with supply chain sourcing activities, merchant silicon costs, the mix of products sold, and excess/obsolete inventory write-downs, including charges for excess/obsolete component inventory held by our contract manufacturers. We expect our gross margin to fluctuate over time, depending on the factors described above.
    Gross margin decreased from 64.7% to 63.7% for the three months ended March 31, 2021 compared to the same period in 2020. The decrease was primarily driven by an increase in product transition related costs, including some excess and obsolete inventory-related charges, which was partially offset by a reduced proportion of sales to larger end customers who generally receive larger discounts.
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

	Three Months Ended March 31,
	2021	2020	Change in
	$	$	$	%
Operating expenses:
Research and development	$132,487	$113,154	$19,333	17.1%
Sales and marketing	71,020	57,086	13,934	24.4
General and administrative	15,473	18,349	(2,876)	(15.7)
Total operating expenses	$218,980	$188,589	$30,391	16.1%
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
    Research and development expenses increased $19.3 million, or 17.1%, in the three months ended March 31, 2021 compared to the same period in 2020. The increase in the three months ended March 31, 2021 was primarily due to a $15.2 million increase in personnel costs driven by headcount growth, and an $11.5 million increase in new product introduction costs, including third party engineering and other product development costs. These increases were partially offset by a charge of $5.9 million in the three months ended March 31, 2020 for acquisition-related expenses associated with our acquisition of Big Switch Networks ("Big Switch").
Sales and marketing
    Sales and marketing expenses consist primarily of personnel costs, marketing, trade shows, and other promotional activities, and an allocated portion of facility and IT costs. We expect our sales and marketing expenses to increase in absolute dollars as we continue to expand our sales and marketing efforts worldwide.
    Sales and marketing expenses increased $13.9 million, or 24.4%, for the three months ended March 31, 2021 compared to the same period in 2020. The increase in the three months ended March 31, 2021 included $16.3 million in personnel-related costs mostly driven by an increase in headcount, which was partially offset by a charge of $3.7 million in the three months ended March 31, 2020 for acquisition-related expenses associated with our acquisition of Big Switch.
General and administrative

    General and administrative expenses consist primarily of personnel costs and professional services costs. General and administrative personnel costs include those for our executive, finance, human resources and legal functions. Our professional services costs are primarily related to external legal, accounting and tax services.
    General and administrative expenses decreased $2.9 million, or 15.7%, in the three months ended March 31, 2021 compared to the same period in 2020. The decrease for the three months ended March 31, 2021 was primarily related to $2.2 million in acquisition-related expenses associated with our acquisition of Big Switch in the three months ended March 31, 2020.
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

	Three Months Ended March 31,
	2021	2020	Change in
	$	$	$	%
Other income, net:
Interest income	$2,045	$11,662	$(9,617)	(82.5)%
Other income (expense), net	(470)	495	(965)	(194.9)
Total other income, net	$1,575	$12,157	$(10,582)	(87.0)%
    Interest income decreased in the current quarter compared to the same period in the prior year despite an increase in investment balances, which was primarily caused by significant declines in market interest rates and the increased weight of higher quality government and corporate bonds in our investment portfolio in response to the global market disruptions and uncertainties resulting from the COVID-19 pandemic.
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

	Three Months Ended March 31,
	2021	2020	Change in
	$	$	$	%
Income before income taxes	$207,867	$161,819	$46,048	28.5%
Provision for income taxes	27,501	23,388	4,113	17.6%
Effective tax rate	13.2%	14.5%
    For the three months ended March 31, 2021 and 2020, we recorded a provision of $27.5 million and $23.4 million for income taxes, respectively. The increase in income taxes was primarily due to an overall increase in worldwide earnings, which was partly offset by higher tax benefits attributable to stock-based awards in the three months ended March 31, 2021, as compared to the same period in 2020.
Liquidity and Capital Resources
    Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of March 31, 2021, our total balance of cash, cash equivalents and marketable securities was approximately $3.0 billion, of which approximately $440.5 million was held outside of the U.S. in our foreign subsidiaries.
    Our cash, cash equivalents and marketable securities are held for general business purpose including the funding of working capital. Our marketable securities investment portfolio is primarily invested in highly-rated securities, with the primary objective of minimizing the potential risk of principal loss. We plan to continue to invest for long-term growth. We believe that our existing balances of cash, cash equivalents and marketable securities, together with cash generated from operations, will be sufficient to meet our working capital requirements and our growth strategies for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced product and service offerings, our costs associated with supply chain activities, including access to outsourced manufacturing, our costs related to investing in or acquiring complementary or strategic businesses and technologies, the continued market acceptance of our products, and stock repurchases. If we require or elect to seek additional capital through debt or equity financing in the future, we may not be able to raise capital on terms acceptable to us or at all. If we are required and unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.
Cash Flows (in thousands)

	Three Months Ended March 31,
	2021	2020
Cash provided by operating activities	$254,675	$194,847
Cash used in investing activities	(217,949)	(329,478)
Cash used in financing activities	(85,770)	(212,553)
Effect of exchange rate changes	(838)	(2,691)
Net decrease in cash, cash equivalents and restricted cash	$(49,882)	$(349,875)
Cash Flows from Operating Activities
    During the three months ended March 31, 2021, cash provided by operating activities was $254.7 million, primarily from net income of $180.4 million and non-cash adjustments to net income of $61.3 million driven by stock-based compensation and depreciation and amortization, and a net decrease of $13.0 million in working capital requirements. Cash inflows from the decrease in working capital requirements primarily consisted of a $69.2 million increase in product and service deferred revenue driven by contacts with acceptance terms and continued growth in PCS contracts, which was largely offset by cash outflows of a $20.8 million decrease in accrued liabilities including the payment of corporate bonuses, a $15.3 million increase in prepaid expenses including increased deferred product cost of revenue, and a $10.4 million decrease in income taxes payables.
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
Cash Flows from Investing Activities
    During the three months ended March 31, 2021, cash used in investing activities was $217.9 million, primarily consisting of purchases of available-for-sale securities of $590.5 million, and purchases of property and equipment of $5.1 million, partially offset by proceeds from maturities of marketable securities of $379.6 million.
    During the three months ended March 31, 2020, cash used in investing activities was $329.5 million, consisting of purchases of available-for-sale securities of $674.6 million, $66.2 million for the acquisition of Big Switch, and purchases of property and equipment of $3.1 million, partially offset by proceeds from maturities of marketable securities of $414.5 million.
Cash Flows from Financing Activities
    During the three months ended March 31, 2021, cash used in financing activities was $85.8 million, primarily consisting of payments for repurchases of our common stock from the open market of $101.4 million, partially offset by proceeds from the issuance of common stock under employee equity incentive plans of $18.1 million.
    During the three months ended March 31, 2020, cash provided by financing activities was $212.6 million, consisting of payments for repurchases of our common stock from the open market of $227.9 million and taxes paid of $1.7 million upon vesting of restricted stock units, offset partially by proceeds from the issuance of common stock under employee equity incentive plans of $17.1 million.
Stock Repurchase Program
    From time to time, we repurchase our common stock pursuant to our Repurchase Program authorized by our board of directors in April 2019. The Repurchase Program allows for stock repurchases of up to $1.0 billion through April 2022, and these repurchases are funded from working capital. The Repurchase Program, does not obligate us to acquire any of our common stock, and may be suspended or discontinued by us at any time without prior notice. During the quarter ended March 31, 2021, we repurchased a total of $101.4 million of our common stock. As of March 31, 2021, the remaining authorized amount for repurchases under the Repurchase Program was $237.3 million. Refer to Note 6. Stockholders' Equity and Stock-based Compensation of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for further discussion.
Off-Balance Sheet Arrangements
    As of March 31, 2021, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
    Our contractual commitments will have an impact on our future liquidity. Our contractual obligations represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through cash generated from operations and from our existing balances of cash, cash equivalent and marketable securities. As of March 31, 2021, our principal commitments consist primarily of obligations under operating leases for offices and data centers and purchase commitments with our contract manufacturers and suppliers. See Note 5. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for our purchase commitments as of March 31, 2021.

Critical Accounting Policies and Estimates
    Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected. We believe the critical accounting policies and estimates in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K filed with the SEC on February 19, 2021 reflect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K.
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
Interest Rate Sensitivity
    As of March 31, 2021 and December 31, 2020, we had cash, cash equivalents and available-for-sale marketable securities totaling $3.0 billion and $2.9 billion, respectively. Our portfolio consists of money market funds, corporate bonds, U.S. agency mortgage-backed securities, U.S. treasury securities and commercial paper, with a minimum rating of A- by Standard & Poor’s or A3 by Moody’s. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, significant declines in coupon interest rates could have a material adverse impact on interest income for our investment portfolio, which has occurred recently. To support our liquidity requirements, we plan to maintain a conservative investment policy, which focuses on the safety and preservation of our capital by limiting default risk, market risk, and concentration risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments. As of March 31, 2021, a hypothetical increase of 100 basis points in market interest rates would have resulted in an approximate $21.7 million decline of the fair value of our available-for-sale fixed income securities. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Investments in Privately-Held Companies
    Our non-marketable equity investments in privately-held companies are recorded in “Investments” in our condensed consolidated balance sheets. As of March 31, 2021 and December 31, 2020, the total carrying amount of our investments in privately-held companies was $10.3 million and $8.3 million, respectively. See Note 4. Investments of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
    Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
    There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, that occurred during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
    The information set forth under the “Legal Proceedings” subheading in Note 5. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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
•we rely on distributors, systems integrators and resellers to sell our products;

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
•some key components in our products come from sole or limited sources of supply which results in risks of supply shortages, extended lead times or supply changes;
•we depend on third-party manufacturers to build our products;
•future sales forecasts may be materially inaccurate which could result in incorrect levels of inventory.
Risks Related to Intellectual Property and Other Proprietary Rights
•assertions by third parties of intellectual property infringement could harm our business;
•failure to protect our intellectual property rights could harm our competitive position;
•we rely on the availability of licenses to third party software and other intellectual property;
•failure to comply with open source software licenses could restrict our ability to sell our products;
•risk that our competitors could develop products that are similar to or better than ours because we provide access to our software and selected source code to certain partners, which creates additional risks.
Risks Related to Litigation
•we may become involved in litigation that may materially adversely affect us.
Risks Related to Cybersecurity and Data Privacy
•defects, errors or vulnerabilities in our security network products, failure of our products to detect security breaches, misuse of our products or risks of product liability could harm our business;
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
Risks Related to Ownership of Our Common Stock
•the trading price of our common stock is volatile and the value of your investment could decline;
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
The COVID-19 pandemic could have an adverse impact on the business operations of our company and our customers, partners, manufacturers, suppliers, distribution fulfillment centers and service depots. To comply with the shelter in place orders and to safeguard our employees, we closed all of our offices, with limited exceptions for essential employees in certain locations, and the vast majority of our employees continue to work from home. In addition, we experienced, and may continue to experience, manufacturing and supply chain disruptions and logistic challenges. Our contract manufacturers in Malaysia, Mexico and the United States are impacted by the pandemic and have experienced shelter in place orders, workforce disruptions and delays in production and exporting products. While our contract manufacturers have made significant progress to minimize disruptions caused by COVID-19, they may be subject to supply constraints. Similar to our manufacturing facilities, our direct fulfillment centers and service depots continue to operate with varying degrees of government restriction on access, which can materially impact our ability to ship products or provide support services to our customers. As a result of COVID-19 related manufacturing disruptions, the lead times for our products have increased and our supply chain costs have increased which has adversely impacted our gross margins. In addition, we have and may continue to purchase buffer inventories of components and products that have extended lead times to ensure adequate supply to support long-term customer demand, and this may increase the risk of future excess and obsolete inventory and could have a negative impact on our gross margins.
As the COVID-19 pandemic continues, we have experienced and may continue to experience additional risks including:
•more manufacturing disruptions and supply shortages;
•increased lead times for our products including longer lead-times for component parts incorporated into our products;
•reduced capacity and output at factories and factory closures;
•disruptions in logistics which impact the movement of components and finished products;
•overall increased demand for materials which could result in a limited supply of materials and components that are incorporated in our products;
•delays in product shipments and limits on our ability to provide in-person support services to customers; and
•increased risk of future excess and obsolete inventory as we increase our inventory buffers of long lead time components to support longer term customer demand.
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
In addition, the COVID-19 pandemic has adversely affected, and may continue to adversely affect, the global economy and financial markets, which may result in an extended economic slowdown or a global recession that could adversely impact our business. Due to the duration of the pandemic, the uncertainty around vaccination deployment and acceptance with respect to the COVID-19 pandemic, the uncertainty around the impact of new strains of COVID-19 and uncertain timing of a global recovery, we are unable to predict the full impact of the COVID-19 pandemic on our business operations and financial performance.
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
We have made substantial investments to develop new products and services and enhancements to existing products through our acquisitions and research and development efforts to expand our product offerings and maintain our revenue growth. If we are unable to anticipate technological changes in our industry by introducing new or enhanced products and services in a timely and cost-effective manner, if we fail to introduce products and services that meet market demand, or if we do not successfully expand into adjacent markets, we may lose our competitive position, our products may become obsolete, and our business, financial condition or results of operations could be adversely affected. For example, as we introduce our 400 GbE and 800 GbE products, our ability to continue to maintain our competitive position with our customers will depend on our ability to deliver these new products in a timely manner and our customers' acceptance of these products. In addition, the evaluation, testing and qualification of our new products by our customers may be lengthy and may require contractual acceptance clauses, which could delay or impact our revenue and deferred revenue balances.
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
Our revenue and our revenue growth rates are volatile and may decline.
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
We may be subject to supply chain delays, or end-customer buying patterns in which a substantial portion of sales orders and shipments may occur in the second half of each quarter. This places significant pressure on order review and processing, supply chain management, manufacturing, inventory and quality control management, shipping and trade compliance to ensure that we have properly forecasted supply purchasing, manufacturing capacity, inventory and quality compliance and logistics. A significant interruption in these critical functions could result in delayed order fulfillment, adversely affect our business, financial condition, results of operations and prospects and result in a decline in the market price of our common stock.
Adverse economic conditions or reduced information technology and network infrastructure spending may adversely affect our business, financial condition, results of operations and prospects.

Our business depends on the overall demand for information technology, network connectivity and access to data and applications. Weak domestic or global economic conditions, fear or anticipation of such conditions, international trade disputes, global pandemics, or a reduction in information technology and network infrastructure spending even if economic conditions improve, could adversely affect our business, financial condition, results of operations and prospects in a number of ways, including longer sales cycles, lower prices for our products and services, higher default rates among our distributors, and reduced unit sales and lower or no growth. For example, the global macroeconomic environment could be negatively affected by, among other things, the COVID-19 pandemic or other epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes between the U.S., China and other countries, instability in the global credit markets, the impact and uncertainty regarding global central bank monetary policy, including the instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union ("EU"), political demonstrations, and foreign governmental debt concerns. Such challenges have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets. In addition, the COVID-19 pandemic has caused business disruptions around the world and may result in customers delaying or canceling capital expenditures on information technology and network infrastructure, which may affect the overall demand for our products. Continuing or worsening economic instability could adversely affect spending for IT, network infrastructure, systems and tools. A downturn may also significantly affect financing markets, the availability of capital and the terms and conditions of financing arrangements, including the overall cost of financing as well as the financial health or creditworthiness of our end customers. Circumstances may arise in which we need, or desire, to raise additional capital, and such capital may not be available on commercially reasonable terms, or at all.
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
To increase our revenue, we must add new end customers, especially large end customers and sell additional products and services to existing end customers. For example, one of our sales strategies is to target specific projects at our current end customers because they are familiar with the operational and economic benefits of our solutions, thereby reducing the sales cycle into these customers. We also believe the opportunity with current end customers to be significant given their existing infrastructure and expected future spend. Another one of our sales strategies is focused on increasing penetration in the enterprise and campus markets. However, sales strategies focused on expansion to adjacent markets can require more time and effort since enterprise and campus end customers typically start with small purchases, and there is often a long testing period. For this reason, in order to grow our revenue, it is important for us to attract new large end customers. Some factors that may limit our ability to attract new large end customers include, but are not limited to, saturation with certain large cloud networking customers, competition, decreased capital spending of such customers, a limited number of such customers, and a decline in growth of such customers. If we fail to attract new large end customers, including enterprise and campus end customers, or fail to reduce the sales cycle and sell additional products to our existing end customers, our business, financial condition, results of operations and prospects will be harmed.
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
We must continue to enhance our existing products and develop new technologies and products that address emerging technological trends, evolving industry standards and changing end-customer needs. The process of enhancing our existing products and developing new technology is complex and uncertain, and new offerings require significant upfront investment that may not result in material design improvements to existing products or result in marketable new products or costs savings or revenue for an extended period of time, if at all.
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
Managing our extended supply chain is complex, and our inventory management systems and related supply-chain visibility tools may not enable us to forecast accurately and effectively manage the supply of our products and product components. Our ability to manage our supply chain may also be adversely affected by other factors including shortages of, and extended lead times for, components used to manufacture our products, a reduction or interruption of supply, prioritization of component shipments to other vendors, cessation of manufacturing of such components by our suppliers and geopolitical conditions such as the U.S. trade war with China and the impact of public health epidemics like the COVID-19 pandemic. Insufficient component supply, or any increases in the time required to manufacture our products, may lead to inventory shortages that could result in increased customer lead times for our products, delayed revenue or loss of sales opportunities altogether as potential end customers turn to competitors’ products that are readily available. In addition, the COVID-19 pandemic has resulted in manufacturing and supply chain disruptions, including temporary closures of certain of our contract manufacturer facilities and shortages of certain components and, as a result, has extended lead times for our products.
In order to reduce manufacturing lead times and plan for adequate component supply, from time to time, we may issue purchase orders for components and products that are non-cancelable and non-returnable. In addition, we may purchase components and products that have extended lead teams to ensure adequate supply to support long-term customer demand and mitigate the impact of COVID-19 related supply disruptions. We establish a liability for non-cancelable, non-returnable purchase commitments with our component inventory suppliers for quantities in excess of our demand forecasts, or for products that are considered obsolete. In addition, we establish a liability and reimburse our contract manufacturer for component inventory purchased on our behalf that has been rendered excess or obsolete due to manufacturing and engineering change orders, or in cases where inventory levels greatly exceed our demand forecasts. If we ultimately determine that we have excess inventory or obsolete inventory, we may have to reduce our prices and write down inventory to its estimated realizable value, which in turn could result in lower gross margins. If we are unable to effectively manage our supply and inventory, our business, financial condition, results of operations and prospects could be adversely affected.
Because some of the key components in our products come from sole or limited sources of supply, we are susceptible to supply shortages, extended lead times or supply changes, which could disrupt or delay our scheduled product deliveries to our end customers and may result in the loss of sales and end customers.
Our products rely on key components, including merchant silicon chips, integrated circuit components, printed circuit boards, connectors, custom-tooled sheet metal and power supplies that we purchase or our contract manufacturers purchase on our behalf from a limited number of suppliers, including certain sole source providers. Generally, we do not have guaranteed supply contracts with our component suppliers, and our suppliers could suffer shortages, longer lead times, delay shipments, prioritize shipments to other vendors, increase prices or cease manufacturing such products or selling them to us at any time. Supply of these components may also be adversely affected by industry consolidation which could result in increased component prices or fewer sourcing options as well as geopolitical conditions such as international trade wars like the U.S. trade war with China and the impact of public health epidemics like the COVID-19 pandemic. For example, in the past, we have experienced shortages in inventory for dynamic random access memory integrated circuits, semiconductors and delayed releases of the next generation of chipset, which delayed our production and/or the release of our new products. We are also currently experiencing shortages and delays relating to certain components as a result of manufacturing and supply disruptions due to the COVID-19 pandemic.
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
To the extent that our products are manufactured at facilities in foreign countries, we may be subject to additional risks associated with complying with local rules and regulations in those jurisdictions, including shelter in place orders issued in connection with the COVID-19 pandemic. For example, due to the COVID-19 pandemic, some of our contract manufacturers experienced temporary closures and labor shortages as a result of shelter in place orders issued in their local jurisdictions. While our manufacturing sites are currently operational, further shelter in place orders or factory closures in these or other manufacturing sites would result in material disruptions, increased lead times and supply shortages of our products.
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
Patent and other intellectual property disputes are common in the network infrastructure, network security and Wi-Fi industries and have resulted in protracted and expensive litigation for many companies. Many companies in the network infrastructure, network security and Wi-Fi industries, including our competitors and other third parties, as well as non-practicing entities, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims of patent infringement, misappropriation, or other violations of intellectual property rights against us. From time to time, they have or may in the future also assert such claims against us, our end customers or channel partners whom we typically indemnify against claims that our products infringe, misappropriate or otherwise violate the intellectual property rights of third parties. For example, we have previously been involved in litigation with Cisco and OptumSoft, and are currently involved in litigation with WSOU, which is described in the “Legal Proceedings” subheading in Note 5. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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

From time to time, we may become involved in legal proceedings relating to matters incidental to the ordinary course of our business, including patent, copyright, commercial, product liability, employment, class action, whistleblower and other litigation, in addition to governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability and/or require us to change our business practices. For example, we were previously involved in litigation with Cisco and OptumSoft. In addition. on November 25, 2020, WSOU Investments LLC ("WSOU") filed a lawsuit against us in the Western District of Texas asserting that certain of our products infringe three WSOU patents. WSOU's allegations are directed to certain features of our wireless and switching products. WSOU seeks remedies including monetary damages, attorney’s fees and costs. On February 4, 2021, we filed an answer denying WSOU's allegations. We intend to vigorously defend against the claims brought against us by WSOU. However, we cannot be certain that any of WSOU's claims will be resolved in our favor, regardless of the merits of those claims. Any adverse litigation ruling could result in a significant damages award against us and injunctive relief.
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
For more information regarding the litigation in which we have been involved, see the “Legal Proceedings” subheading in Note 5. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q incorporated herein by reference.
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
There is currently significant uncertainty about the future relationship between the United States, and various other countries, most significantly China, with respect to trade policies, treaties, tariffs and taxes. In 2018, the Office of the U.S. Trade Representative (the “USTR”) enacted a tariff of 10% on imports into the U.S. from China, including communications equipment products and components manufactured and imported from China. Since then, additional tariffs have been imposed by the USTR on imports into the United States from China, and China has also imposed tariffs on imports into China from the United States. Although the United States and China signed an interim trade agreement in January 2020, the new administration has not yet negotiated a trade agreement.
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
Several jurisdictions have passed new laws and regulations relating to privacy, data protection, and other matters, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. For example, the California Consumer Privacy Act (“CCPA”) became operative on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. Certain aspects of the CCPA and its interpretation remain uncertain and are likely to remain uncertain for an extended period. Further, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by the votes in the November 3, 2020 election. The CPRA modifies the CCPA significantly, creating obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. Passage of the CPRA has resulted in further uncertainty and may require us to incur additional costs and expenses in an effort to comply. In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services. Accordingly, we cannot predict the full impact of the CCPA, the CPRA or other evolving privacy and data protection obligations on our business or operations. Complying with emerging and changing legal and regulatory requirements relating to privacy, data protection and other matters may cause us to incur costs or require us to change our business practices, which could harm our business, financial condition, results of operations and prospects.
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
Although our board of directors has authorized a stock repurchase program, any determination to execute our stock repurchase program will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, and other factors, as well as our board of director’s continuing determination that the repurchase program is in the best interests of our shareholders and is in compliance with all laws and agreements applicable to the repurchase program. Our stock repurchase program does not obligate us to acquire any common stock. If we fail to meet any expectations related to stock repurchases, the market price of our common stock could decline, and could have a material adverse impact on investor confidence. Additionally, price volatility of our common stock over a given period may cause the average price at which we repurchase our common stock to exceed the stock’s market price at a given point in time.
We may further increase or decrease the amount of repurchases of our common stock in the future. Any reduction or discontinuance by us of repurchases of our common stock pursuant to our current stock repurchase program could cause the market price of our common stock to decline. Moreover, in the event repurchases of our common stock are reduced or discontinued, our failure or inability to resume repurchasing common stock at historical levels could result in a lower market valuation of our common stock.
Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could reduce the market price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate and may dilute your voting power and your ownership interest in us. Based on shares outstanding as of March 31, 2021, holders of approximately 21.9% of our common stock have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, we have registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. If holders, by exercising their registration rights, sell large numbers of shares, it could adversely affect the market price of our common stock.
Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.
Our directors, executive officers and each of our stockholders who own greater than 10% of our outstanding common stock together with their affiliates, in the aggregate, beneficially own approximately 21.3% of the outstanding shares of our common stock, based on shares outstanding as of March 31, 2021. As a result, these stockholders, if acting together, could exercise a significant level of influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel, particularly software engineering and sales personnel. In addition, our success in expanding into adjacent markets including the enterprise market requires a significant investment of time, effort and financial resources into hiring and training our sales force to address these markets. If we do not effectively train our direct sales force, we may be unable to add new end customers, increase sales to our existing end customers, or successfully expand into new markets. Competition for highly skilled personnel is often intense, especially in the San Francisco Bay Area where we have a substantial presence and need for highly skilled personnel. Many of the companies with which we compete for experienced personnel have greater resources than we have to provide more attractive compensation packages and other amenities. Research and development personnel are aggressively recruited by startup and growth companies, which are especially active in many of the technical areas and geographic regions in which we conduct product development. In addition, in making employment decisions, particularly in the high-technology industry, job candidates often consider the value of the stock-based compensation they are to receive in connection with their employment. Declines in the market price of our stock could adversely affect our ability to attract, motivate or retain key employees. In addition, our future performance also depends on the continued services and continuing contributions of our senior management to execute our business plan and to identify and pursue new opportunities and product innovations. Our employment arrangements with our employees do not generally require that they continue to work for us for any specified period, and therefore, they could terminate their employment with us at any time. If we are unable to attract or retain qualified personnel, or if there are delays in hiring required personnel, our business, financial condition, results of operations and prospects may be seriously harmed.
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
    On May 2, 2019, we announced that our board of directors had approved the Repurchase Program (see Note 6. Stockholders' Equity and Stock-based Compensation of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q). Our stock repurchases under the Repurchase Program during the three months ended March 31, 2021 were as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
January 1, 2021 - January 31, 2021	—	$—	—	$338,685
February 1, 2021 - February 28, 2021	142	281.90	142	298,683
March 1, 2021 - March 31, 2021	225	272.09	225	237,329
	367		367

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934
    The U.S. government recently designated the Russian Federal Security Service (the “FSB”) as a blocked party under Executive Order 13382. On the same day, the U.S. Department of the Treasury’s Office of Foreign Assets Control issued General License No. 1B (the “OFAC General License”), which generally authorizes certain licensing, permitting, certification, notification and related transactions with the FSB as may be required pursuant to Russian encryption product import controls for the importation, distribution or use of information technology products in the Russian Federation.
    Arista Networks Limited, one of our subsidiaries, authorized certain third party resellers in Russia to periodically file notifications with, or apply for import licenses and permits from, the FSB on our behalf in connection with the importation of our products into Russia, as permitted under the OFAC General License. In the quarter ended March 31, 2021, resellers filed notifications with and/or applied for import licenses and permits from the FSB on our behalf. There was no gross revenue or net profits of the Company or any subsidiary directly associated with these filing activities. The Company and its subsidiaries do not sell products or provide services to the FSB. The Company and its subsidiaries will continue to authorize our resellers to file notifications with and apply for import licenses and permits from the FSB to qualify our products for importation and distribution in the Russian Federation to the extent permitted by applicable law.

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

Arista Networks, Inc.
(Registrant)

Date:	May 5, 2021	By:	/s/ JAYSHREE ULLAL
Jayshree Ullal
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 5, 2021	By:	/s/ ITA BRENNAN
Ita Brennan
Chief Financial Officer
(Principal Accounting and Financial Officer)