Form 10-Q
period 2021-06-30
Arista Networks, Inc.
filed 2021-08-03
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of July 28, 2021 was 76,716,633.

ARISTA NETWORKS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ARISTA NETWORKS, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except par value)

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$893,688	$893,219
Marketable securities	2,388,015	1,979,649
Accounts receivable, net of rebates and allowances of $4,603 and $4,497, respectively	364,214	389,540
Inventories	543,199	479,668
Prepaid expenses and other current assets	139,279	94,922
Total current assets	4,328,395	3,836,998
Property and equipment, net	32,362	32,231
Acquisition-related intangible assets, net	107,995	122,790
Goodwill	188,277	189,696
Investments	13,647	8,314
Operating lease right-of-use assets	70,497	77,288
Deferred tax assets	433,674	441,531
Other assets	33,433	30,071
TOTAL ASSETS	$5,208,280	$4,738,919
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$145,159	$134,235
Accrued liabilities	163,245	143,357
Deferred revenue	482,112	396,259
Other current liabilities	69,419	94,392
Total current liabilities	859,935	768,243
Income taxes payable	57,977	53,053
Operating lease liabilities, non-current	64,295	72,397
Deferred revenue, non-current	263,978	254,568
Deferred tax liabilities, non-current	216,746	227,936
Other long-term liabilities	47,508	42,431
TOTAL LIABILITIES	1,510,439	1,418,628
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100,000 shares authorized and no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value—1,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 76,665 and 76,174 shares issued and outstanding as of June 30, 2021 and December 31, 2020	8	8
Additional paid-in capital	1,395,459	1,292,431
Retained earnings	2,303,513	2,027,614
Accumulated other comprehensive income (loss)	(1,139)	238
TOTAL STOCKHOLDERS’ EQUITY	3,697,841	3,320,291
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,208,280	$4,738,919
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Product	$566,467	$421,413	$1,105,612	$832,319
Service	140,852	119,157	269,269	231,280
Total revenue	707,319	540,570	1,374,881	1,063,599
Cost of revenue:
Product	225,779	176,432	444,212	340,061
Service	27,362	20,049	51,219	41,198
Total cost of revenue	253,141	196,481	495,431	381,259
Gross profit	454,178	344,089	879,450	682,340
Operating expenses:
Research and development	143,293	111,544	275,780	224,698
Sales and marketing	70,625	51,237	141,645	108,323
General and administrative	20,895	14,319	36,368	32,668
Total operating expenses	234,813	177,100	453,793	365,689
Income from operations	219,365	166,989	425,657	316,651
Other income, net	1,719	8,256	3,294	20,413
Income before income taxes	221,084	175,245	428,951	337,064
Provision for income taxes	24,196	30,452	51,697	53,840
Net income	$196,888	$144,793	$377,254	$283,224
Net income per share:
Basic	$2.58	$1.91	$4.94	$3.72
Diluted	$2.47	$1.83	$4.73	$3.56
Weighted-average shares used in computing net income per share:
Basic	76,461	75,808	76,384	76,036
Diluted	79,710	79,298	79,677	79,620

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$196,888	$144,793	$377,254	$283,224
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	191	1,193	(350)	(1,546)
Net change in unrealized gains (losses) on available-for-sale securities	(466)	5,802	(1,027)	9,226
Other comprehensive income (loss)	(275)	6,995	(1,377)	7,680
Comprehensive income	$196,613	$151,788	$375,877	$290,904

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands)

	Three Months Ended June 30, 2021						Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of period	76,257	$8	$1,345,569	$2,106,625	$(864)	$3,451,338	76,174	$8	$1,292,431	$2,027,614	$238	$3,320,291
Net income	—	—	—	196,888	—	196,888	—	—	—	377,254	—	377,254
Other comprehensive loss, net of tax	—	—	—	—	(275)	(275)	—	—	—	—	(1,377)	(1,377)
Stock-based compensation	—	—	44,944	—	—	44,944	—	—	82,497	—	—	82,497
Issuance of common stock in connection with employee equity incentive plans	419	—	8,803	—	—	8,803	878	—	26,884			26,884
Repurchase of common stock	—	—	—	—	—	—	(367)	—	—	(101,355)	—	(101,355)
Tax withholding paid for net share settlement of equity awards	(11)	—	(3,857)	—	—	(3,857)	(20)	—	(6,353)	—	—	(6,353)
Balance at end of period	76,665	$8	$1,395,459	$2,303,513	$(1,139)	$3,697,841	76,665	$8	$1,395,459	$2,303,513	$(1,139)	$3,697,841

	Three Months Ended June 30, 2020						Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of period	75,655	$8	$1,149,224	$1,698,766	$828	$2,848,826	76,389	$8	$1,106,305	$1,788,230	$143	$2,894,686
Net income	—	—	—	144,793	—	144,793	—	—	—	283,224	—	283,224
Other comprehensive income, net of tax	—	—	—	—	6,995	6,995	—	—	—	—	7,680	7,680
Stock-based compensation	—	—	32,922	—	—	32,922	—	—	60,478	—	—	60,478
Issuance of common stock in connection with employee equity incentive plans	319	—	5,146	—	—	5,146	801	—	22,228	—	—	22,228
Repurchase of common stock	—	—	—	—	—	—	(1,209)	—	—	(227,895)	—	(227,895)
Tax withholding paid for net share settlement of equity awards	(10)	—	(2,260)	—	—	(2,260)	(17)	—	(4,000)	—	—	(4,000)
Vesting of early-exercised stock options	—	—	61	—	—	61	—	—	82	—	—	82
Balance at end of period	75,964	$8	$1,185,093	$1,843,559	$7,823	$3,036,483	75,964	$8	$1,185,093	$1,843,559	$7,823	$3,036,483

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$377,254	$283,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	25,235	21,170
Stock-based compensation	82,497	60,478
Noncash lease expense	8,410	8,223
Deferred income taxes	(2,998)	2,668
Amortization of investment premiums	12,121	2,938
Changes in operating assets and liabilities:
Accounts receivable, net	25,326	15,263
Inventories	(63,531)	(82,891)
Prepaid expenses and other current assets	(44,356)	26,815
Other assets	(3,390)	5,360
Accounts payable	10,879	31,473
Accrued liabilities	20,025	(39,882)
Deferred revenue	95,263	(19,242)
Income taxes payable	(9,144)	16,820
Other liabilities	(15,550)	646
Net cash provided by operating activities	518,041	333,063
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	819,807	875,213
Purchases of marketable securities	(1,241,657)	(1,236,477)
Purchases of property and equipment	(9,567)	(5,178)
Business acquisitions, net of cash acquired	—	(66,317)
Escrow receipts from past business acquisitions	1,419	—
Investment in privately-held companies and intangibles	(6,084)	—
Net cash used in investing activities	(436,082)	(432,759)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity plans	26,884	22,228
Tax withholding paid on behalf of employees for net share settlement	(6,353)	(4,000)
Repurchase of common stock	(101,355)	(227,895)
Net cash used in financing activities	(80,824)	(209,667)
Effect of exchange rate changes	(665)	(1,663)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	470	(311,026)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —Beginning of period	897,454	1,115,515
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$897,924	$804,489

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Right-of-use assets obtained in exchange for new operating lease liabilities	1,619	—
Property and equipment included in accounts payable and accrued liabilities	1,732	788
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
Basis of Presentation and Principles of Consolidation
    The accompanying unaudited condensed consolidated financial statements include the accounts of Arista Networks, Inc. and its wholly-owned subsidiaries and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three and six months ended June 30, 2021, are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. All significant inter-company accounts and transactions have been eliminated.
    Our condensed consolidated financial statements and related financial information in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 19, 2021.
Use of Estimates
    The preparation of the condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. These estimates and assumptions include, but are not limited to, revenue recognition and deferred revenue; allowance for doubtful accounts, sales rebates and return reserves; valuation of goodwill and acquisition-related intangible assets; accounting for income taxes, including the valuation allowance on deferred tax assets and reserves for uncertain tax positions; estimate of useful lives of long-lived assets including intangible assets; valuation of inventory and contract manufacturer/supplier liabilities; and the recognition and measurement of contingent liabilities. We evaluate our estimates and assumptions based on historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from those estimates.
Risks and Uncertainties
    The global coronavirus ("COVID-19") pandemic and resulting mitigation efforts by governments around the world to contain or slow its spread have negatively impacted the global economy and disrupted business activities.
    Our contract manufacturers and suppliers have experienced delays in component sourcing, production and export of their products, which have negatively impacted our supply chain and could negatively impact our business in the future. While we have experienced some recovery in demand from our customers in recent quarters, we believe any renewed COVID-19- related disruptions could result in negative impacts on demand in future periods. However, the extent of the impact of COVID-19 on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, and the impact of any initiatives and programs we may undertake to address financial and operational challenges, will depend on future developments, including the duration and spread of the pandemic and related mitigation efforts, the impact to our customers, partners, contract manufacturers and supply chain, as well as restrictions on travel and transport, all of which are uncertain and cannot be predicted. Management continues to actively monitor the impact of the pandemic on the Company's financial condition, liquidity, operations, suppliers, industry, and workforce. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.

Recently Adopted Accounting Pronouncements
Income Taxes
    In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and amending existing guidance to improve consistent application. This new standard is effective for our interim and annual periods beginning January 1, 2021. Most amendments within this standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We adopted this new standard on January 1, 2021 with no material impact on our condensed consolidated financial statements.
2.    Fair Value Measurements
    We measure and report our cash equivalents, restricted cash, and available-for-sale marketable securities at fair value on a recurring basis. The following tables summarize the amortized costs, unrealized gains and losses and fair value of these financial assets by significant investment category and their levels within the fair value hierarchy (in thousands):

	June 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Level I	Level II	Level III
Financial Assets:
Cash Equivalents:
Money market funds	$443,597	$—	$—	$443,597	$443,597	$—	$—
Marketable Securities:
Commercial paper	60,959	—	—	60,959	—	60,959	—
Certificate of deposits(1)	73,870	—	—	73,870	—	73,870	—
U.S. government notes	832,903	111	(214)	832,800	832,800	—	—
Corporate bonds	1,083,824	532	(578)	1,083,778	—	1,083,778	—
Agency securities	336,455	188	(35)	336,608	—	336,608	—
	2,388,011	831	(827)	2,388,015	832,800	1,555,215	—
Other Assets:
Money market funds - restricted	4,236	—	—	4,236	4,236	—	—
Total Financial Assets	$2,835,844	$831	$(827)	$2,835,848	$1,280,633	$1,555,215	$—

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Level I	Level II	Level III
Financial Assets:
Cash Equivalents:
Money market funds	$438,854	$—	$—	$438,854	$438,854	$—	$—
Marketable Securities:
Commercial paper	51,211	—	—	51,211	—	51,211	—
Certificate of deposits(1)	50,136	3	—	50,139	—	50,139	—
U.S. government notes	523,320	187	(1)	523,506	523,506	—	—
Corporate bonds	878,484	1,167	(330)	879,321	—	879,321	—
Agency securities	475,132	343	(3)	475,472	—	475,472	—
	1,978,283	1,700	(334)	1,979,649	523,506	1,456,143	—
Other Assets:
Money market funds - restricted	4,235	—	—	4,235	4,235	—	—
Total Financial Assets	$2,421,372	$1,700	$(334)	$2,422,738	$966,595	$1,456,143	$—
______________________
(1) As of June 30, 2021 and December 31, 2020, all of our certificates of deposits were domestic deposits.
    As of June 30, 2021 and December 31, 2020, total unrealized losses of our marketable securities were immaterial. We invest in marketable securities that have maximum maturities of up to two years and are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these marketable securities, the more susceptible they are to changes in market interest rates and bond yields. We expect to realize the full value of these investments upon maturity or sale and therefore, we do not consider any of our marketable securities to be impaired as of June 30, 2021. We did not recognize any credit losses or non-credit-related impairments related to our available-for-sale marketable securities during the three and six months ended June 30, 2021.
    As of June 30, 2021, the contractual maturities of our investments did not exceed 24 months. The fair values of available-for-sale marketable securities, by remaining contractual maturity, are as follows (in thousands):

June 30, 2021
Due in 1 year or less	$1,258,837
Due in 1 year through 2 years	1,129,178
Total marketable securities	$2,388,015
    The weighted-average remaining duration of our current marketable securities is approximately 1.0 year as of June 30, 2021. As we view these securities as available to support current operations, we classify securities with maturities beyond 12 months as current assets under the caption "Marketable securities" on the condensed consolidated balance sheets.
3.    Financial Statements Details
Cash, Cash Equivalents and Restricted Cash
    The reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets to the total of the same such amounts in the condensed consolidated statements of cash flows is as follows (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$893,688	$893,219
Restricted cash included in other assets	4,236	4,235
Total cash, cash equivalents and restricted cash	$897,924	$897,454
Accounts Receivable, net
    Accounts receivable, net consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Accounts receivable	$368,817	$394,037
Allowance for doubtful accounts	(587)	(659)
Product sales rebate and returns reserve	(4,016)	(3,838)
Accounts receivable, net	$364,214	$389,540
Inventories
    Inventories consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$271,055	$219,218
Finished goods	272,144	260,450
Total inventories	$543,199	$479,668
Prepaid Expenses and Other Current Assets
    Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Inventory deposits	$22,386	$18,783
Prepaid income taxes	18,479	267
Other current assets	81,017	60,556
Other prepaid expenses and deposits	17,397	15,316
Total prepaid expenses and other current assets	$139,279	$94,922
Property and Equipment, net
    Property and equipment, net consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Equipment and machinery	$77,361	$70,655
Computer hardware and software	43,087	40,081
Leasehold improvements	30,502	31,448
Furniture and fixtures	3,592	3,787
Construction-in-process	1,214	1,441
Property and equipment, gross	155,756	147,412
Less: accumulated depreciation	(123,394)	(115,181)
Property and equipment, net	$32,362	$32,231
    Depreciation expense was $4.8 million and $5.1 million for the three months ended June 30, 2021 and 2020, respectively, and $9.7 million and $10.3 million for the six months ended June 30, 2021 and 2020, respectively.
Accrued Liabilities
    Accrued liabilities consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued payroll related costs	$64,028	$73,634
Accrued manufacturing costs	63,260	43,181
Accrued product development costs	15,355	6,733
Accrued warranty costs	8,995	9,314
Other	11,607	10,495
Total accrued liabilities	$163,245	$143,357

Warranty Accrual
    The following table summarizes the activity related to our accrued liability for estimated future warranty costs (in thousands):

	Six Months Ended June 30,
	2021	2020
Warranty accrual, beginning of period	$9,314	$6,742
Liabilities accrued for warranties issued during the period	5,603	2,181
Warranty costs incurred during the period	(5,922)	(2,852)
Warranty accrual, end of period	$8,995	$6,071
Contract Assets
    The following table summarizes the beginning and ending balances of our contract assets included in "Prepaid and other current assets" on the condensed consolidated balance sheets (in thousands):

Six Months Ended June 30,
2021
Contract assets, beginning balance	$16,380
Contract assets, ending balance	11,935
Contract Liabilities, Deferred Revenue and Other Performance Obligations
    A contract liability is recognized when we have received customer payments in advance of our satisfaction of a performance obligation under a cancellable contract. The following table summarizes the activity related to our contract liabilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contract liabilities, beginning balance	$80,465	$64,325	$85,957	$61,050
Less: Revenue recognized from beginning balance	(8,482)	(5,735)	(18,482)	(11,722)
Less: Beginning balance reclassified to deferred revenue	(3,856)	(2,757)	(12,710)	(2,226)
Add: Contract liabilities recognized	15,227	11,435	28,589	20,166
Contract liabilities, ending balance	$83,354	$67,268	$83,354	$67,268
    As of June 30, 2021 and December 31, 2020, $35.9 million and $34.5 million of our contract liabilities, respectively, were included in "Other current liabilities" with the remaining balances included in "Other long-term liabilities" on the condensed consolidated balance sheets.
    Deferred revenue is comprised mainly of unearned revenue related to multi-year post-contract support ("PCS") contracts, services and product deferrals related to acceptance clauses. The following table summarizes the activity related to our deferred revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Deferred revenue, beginning balance	$720,031	$596,775	$650,827	$575,288
Less: Revenue recognized from beginning balance	(145,556)	(104,480)	(222,865)	(178,264)
Add: Deferral of revenue in current period, excluding amounts recognized during the period	171,615	85,216	318,128	180,487
Deferred revenue, ending balance	$746,090	$577,511	$746,090	$577,511
    As of June 30, 2021, other performance obligations of $169.2 million were comprised mainly of unbilled multi-year PCS contract amounts that will be recognized as revenue in future periods.

Revenue from Total Remaining Performance Obligations
    Revenue from total remaining performance obligations represents contract liabilities, deferred revenue and unbilled contract revenue that will be recognized in future periods. As of June 30, 2021, approximately $998.7 million of revenue is expected to be recognized from remaining performance obligations, of which approximately 83% is expected to be recognized over the next two years and approximately 17% is expected to be recognized during the third to the fifth year.
Other Income, net
    Other income, net consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income	$1,872	$8,668	$3,917	$20,330
Other income (expense), net	(153)	(412)	(623)	83
Total	$1,719	$8,256	$3,294	$20,413
4.    Investments
Investments in Privately-Held Companies
    Our investments in privately-held companies do not have readily-determinable fair values. Their initial cost is adjusted to fair value on a non-recurring basis based on observable price changes from orderly transactions of identical or similar securities of the same issuer, or for impairment. These investments are classified within Level III of the fair value hierarchy as we estimate the value based on valuation methods using the observable transaction price at the transaction date and other significant unobservable inputs, such as volatility, rights, and obligations related to these securities. In addition, the valuation requires management judgment due to the absence of market price and lack of liquidity. The following table summarizes the activity related to our investments in privately-held companies as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Cost of investments	$8,333	$3,000
Cumulative impairment	—	—
Cumulative upward adjustment	5,314	5,314
Carrying amount of investments	$13,647	$8,314
    During the three and six months ended June 30, 2021 and June 30, 2020, there were no realized or unrealized gains or losses recorded.
5.    Commitments and Contingencies
Purchase Commitments
    We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf. A significant portion of our purchase orders to our contract manufacturers for finished products consists of non-cancellable purchase commitments. In addition, we purchase strategic component inventory from certain suppliers under non-cancellable purchase commitments, including integrated circuits, which are consigned to our contract manufacturers. As of June 30, 2021, we had non-cancellable purchase commitments of $1,057.5 million, of which $1,019.0 million was to our contract manufacturers and suppliers. In addition, we had deposits to our contract manufacturers to secure our purchase commitments in the amount of $25.1 million and $21.5 million as of June 30, 2021 and December 31, 2020, respectively. These deposits are included in “Prepaid expenses and other current assets” and “Other assets” on the condensed consolidated balance sheets.
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
    We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2021, provisions recorded for contingent losses related to other claims and matters have not been significant. Based on currently available information, management does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable, and believes these other matters are not likely, individually and in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.
6.    Stockholders’ Equity and Stock-Based Compensation
Stock Repurchase Program
    In April 2019, our board of directors authorized a $1.0 billion stock repurchase program (the "Repurchase Program"). This authorization allows us to repurchase shares of our common stock and is funded from working capital. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchases, trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or a combination of the foregoing. The Repurchase Program, which expires in April 2022, does not obligate us to acquire any of our common stock, and may be suspended or discontinued by us at any time without prior notice. As of June 30, 2021, the remaining authorized amount for stock repurchases under this program was approximately $237.3 million.
    A summary of the stock repurchase activity under the Repurchase Program for the six months ended June 30, 2021 is as follows (in thousands, except per share amounts):

Six Months Ended
June 30, 2021
Aggregate purchase price	$101,355
Shares repurchased	367
Average price paid per share	$275.88
    There was no stock repurchase activity for the three months ended June 30, 2021. The aggregate purchase price of repurchased shares of our common stock is recorded as a reduction to retained earnings and common stock in our condensed consolidated statements of stockholders' equity. All shares repurchased under the Repurchase Program have been retired.

Equity Award Plan Activities
2014 Equity Incentive Plan
    The 2014 Equity Incentive Plan (the “2014 Plan”) provides for the granting of Incentive Stock Options (“ISOs”), Non-statutory Stock Options (“NSOs”), Restricted Stock Units (“RSUs”), Restricted Stock Awards (“RSAs”) or Stock Appreciation Rights (“SARs”). The number of shares available for grant and issuance under the 2014 Plan increases automatically on January 1 of each year by the lesser of (i) 12,500,000 shares, (ii) 3% of the outstanding shares of our common stock on the last day of our immediately preceding fiscal year, or (iii) such other amount as determined by our board of directors. Effective January 1, 2021, our board of directors authorized an increase of 2,285,228 shares to the shares available for issuance under the 2014 Plan. As of June 30, 2021, there remained approximately 23.0 million shares available for issuance under the 2014 Plan.
2014 Employee Stock Purchase Plan
    Effective January 1, 2021, our board of directors authorized an increase of 761,742 shares to the shares available for issuance under our 2014 Employee Stock Purchase Plan (the “ESPP”). Pursuant to the ESPP, the 2021 share increase was determined based on the lesser of 1% of the total shares of common stock outstanding on December 31, 2020, 2,500,000 shares, or such amount as determined by our board of directors. During the six months ended June 30, 2021, we issued 56,326 shares at a weighted-average purchase price of $182.76 per share under the ESPP. As of June 30, 2021, there remained 4.6 million shares available for issuance under the ESPP.
Stock Option Activities
    The following table summarizes the option activity under our stock plans and related information (in thousands, except years and per share amounts):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years) of Stock Options	Aggregate Intrinsic Value of Stock Options Outstanding
Balance—December 31, 2020	3,430	$45.17	3.6	$841,659
Options granted	—	—
Options exercised	(538)	30.81
Options canceled	(18)	38.62
Balance—June 30, 2021	2,874	$47.90	3.2	$903,398
Vested and exercisable—June 30, 2021	2,059	$36.79	2.8	$670,147
Restricted Stock Unit (RSU) Activities
    A summary of the RSU activity is presented below (in thousands, except years and per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Unvested balance—December 31, 2020	1,816	$215.68	1.8	$527,574
RSUs granted	671	347.89
RSUs vested	(280)	202.72
RSUs forfeited/canceled	(85)	232.83
Unvested balance—June 30, 2021	2,122	$258.52	1.9	$768,921
    In the six months ended June 30, 2021, we granted 69,620 performance-based RSUs (“PRSUs”) to our CEO and other key employees that include both service and performance-based conditions.
    These PRSUs will vest over three to four years and the ultimate number of shares eligible to vest will vary between 0% and 200% of the amount granted based on the achievement of certain performance metrics over the vesting period and each holder’s continued employment with Arista.

Stock-Based Compensation Expense
    The following table summarizes the stock-based compensation expense related to our equity awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$1,796	$1,585	$3,196	$2,912
Research and development	23,139	19,378	45,121	35,306
Sales and marketing	11,368	8,277	21,453	14,673
General and administrative	8,641	3,682	12,727	7,587
Total stock-based compensation	$44,944	$32,922	$82,497	$60,478
    As of June 30, 2021, there were $550.3 million of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 3.4 years.
7.    Net Income Per Share
    The following table sets forth the computation of our basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income	$196,888	$144,793	$377,254	$283,224
Denominator:
Weighted-average shares used in computing net income per share, basic	76,461	75,808	76,384	76,036
Add weighted-average effect of dilutive securities:
Stock options and RSUs	3,191	3,486	3,235	3,580
Employee stock purchase plan	58	4	58	4
Weighted-average shares used in computing net income per share, diluted	79,710	79,298	79,677	79,620
Net income per share:
Basic	$2.58	$1.91	$4.94	$3.72
Diluted	$2.47	$1.83	$4.73	$3.56
    The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share for the periods presented because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options and RSUs	101	334	115	467
Employee stock purchase plan	20	149	15	159
Total	121	483	130	626

8.    Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands, except percentages)		(in thousands, except percentages)
Income before income taxes	$221,084	$175,245	$428,951	$337,064
Provision for income taxes	24,196	30,452	51,697	53,840
Effective tax rate	10.9%	17.4%	12.1%	16.0%
    The change in effective tax rates in the three and six months ended June 30, 2021, as compared to the same periods in 2020, was primarily due to an increase in tax benefits attributable to stock-based compensation, combined with a favorable change in jurisdictional mix of earnings.
9.    Geographical Information
    We operate in one reportable segment. The following table represents revenue based on customers’ shipping addresses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Americas	$514,149	$435,829	$1,016,021	$836,489
Europe, Middle East and Africa	112,048	63,977	208,322	136,601
Asia-Pacific	81,122	40,764	150,538	90,509
Total revenue	$707,319	$540,570	$1,374,881	$1,063,599
    Long-lived assets, net, excluding intercompany receivables, investments in subsidiaries, privately-held equity investments and deferred tax assets, by location are summarized as follows (in thousands):

	June 30, 2021	December 31, 2020
United States	$23,097	$24,110
International	9,265	8,121
Total	$32,362	$32,231
10.    Subsequent event
    Subsequent to the end of the quarter, on July 20, 2021, we finalized a commitment to acquire land and all improvements thereon for a total consideration of approximately $40.0 million. We expect to fund payment of this amount in the third quarter of 2021.
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
Overview
    Arista Networks pioneered software-driven, cognitive cloud networking for large-scale data center and campus workspace environments. Our cloud networking solutions consist of our Extensible Operating System ("EOS"), a set of network applications and our Ethernet switching and routing platforms. Our cloud networking solutions deliver industry-leading performance, scalability, availability, programmability, automation and visibility. In recent years, we have sought to bring the operational consistency and principles of cloud networking to the broader enterprise and campus markets with our Cognitive Cloud Networking approach. Our cognitive single-tier SplineTM campus network extends EOS across the campus workspace and the data center. In addition, we have added Cognitive WiFiTM to our portfolio to extend these same cognitive principles to the wireless network. CloudVision®, our network-wide approach for workload orchestration and automation, leverages EOS and Cognitive WiFiTM features, to deliver a turnkey workflow orchestration and automation solution for cloud networking to our enterprise customers.
    We generate revenue primarily from sales of our switching and routing platforms, which incorporate our EOS software, and related network applications. We also generate revenue from post-contract support ("PCS"), which end customers typically purchase in conjunction with our products and renewals of PCS. We sell our products through both our direct sales force and our channel partners. As of December 31, 2020, we had delivered our cloud networking solutions to over 7,000 end customers worldwide. Our end customers span a range of industries and include large internet companies, service providers, financial services organizations, government agencies, media and entertainment companies and others.
    Historically, large purchases by a relatively limited number of end customers have accounted for a significant portion of our revenue. We have experienced unpredictability in the timing of orders from these large end customers primarily due to changes in demand patterns specific to these customers, the time it takes these end customers to evaluate, test, qualify and accept our products, and the overall complexity of these large orders. We expect continued variability in our customer concentration and timing of sales on a quarterly and annual basis. For example, sales to our end customers Microsoft and Facebook in fiscal 2019 collectively represented 40% of our total revenue, whereas sales to Microsoft and Facebook in fiscal 2020 amounted to 21.5% and less than 10% of our total revenues, respectively. In addition, we typically provide pricing discounts to large end customers, which may result in lower margins for the period in which such sales occur.
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
COVID-19 Update
    The global coronavirus (“COVID-19”) pandemic continues to negatively impact the global economy and disrupt business activities. We are actively monitoring and evaluating the developments as the situation evolves and will continue to take further actions in our approach to address COVID-19. We have prioritized the protection of our employees during this pandemic and, as a result, our offices across the globe have remained closed since March 2020, limiting access to facilities-based employees and a limited number of employees on a voluntary basis; in addition, we continue to impose some travel restrictions. Although we did not experience significant business disruptions in the current quarter, we continue to work closely with our contract manufacturers and supply chain partners who have experienced delays in component sourcing, workforce disruptions and governmental restrictions on the production and export of their products. Although we have worked diligently to drive improvements in these areas, including funding additional working capital and incremental purchase commitments, these delays have negatively impacted our ability to supply products to our customers on a timely basis. We are currently experiencing shortages and delays relating to certain components as a result of manufacturing and supply disruptions from the COVID-19 pandemic. We expect to continue to invest in working capital to address delays in component sourcing and the risk of future COVID-19 related supply chain disruptions, but we cannot be certain that such delays or disruptions will not occur.
    The extent of the impact of COVID-19 on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration of the pandemic, the breadth and duration of governmental containment measures such as workplace, travel and social distancing restrictions, as well as the reauthorization of or increase in such measures in the event of spikes in COVID-19 infection rates, the success of the COVID-19 vaccination deployment, and the impact on our customers, partners, contract manufacturers and supply chain, all of which are uncertain and cannot be predicted. However, any continued or renewed disruption in manufacturing and supply resulting from the COVID-19 pandemic or related containment measures could negatively impact our business. We also believe that any extended or renewed COVID-19 related economic disruption could have a negative impact on demand from our customers in future periods. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends.
Results of Operations
Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020
Revenue, Cost of Revenue and Gross Margin (in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change in		2021	2020	Change in
	$	$	$	%	$	$	$	%
Revenue
Product	$566,467	$421,413	$145,054	34.4%	$1,105,612	$832,319	$273,293	32.8%
Service	140,852	119,157	21,695	18.2	269,269	231,280	37,989	16.4
Total revenue	707,319	540,570	166,749	30.8	1,374,881	1,063,599	311,282	29.3
Cost of revenue
Product	225,779	176,432	49,347	28.0	444,212	340,061	104,151	30.6
Service	27,362	20,049	7,313	36.5	51,219	41,198	10,021	24.3
Total cost of revenue	253,141	196,481	56,660	28.8	495,431	381,259	114,172	29.9
Gross profit	$454,178	$344,089	$110,089	32.0%	$879,450	$682,340	$197,110	28.9%
Gross margin	64.2%	63.7%			64.0%	64.2%

Revenue by Geography (in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	% of Total	2020	% of Total	2021	% of Total	2020	% of Total
Americas	$514,149	72.7%	$435,829	80.7%	$1,016,021	73.9%	$836,489	78.7%
Europe, Middle East and Africa	112,048	15.8	63,977	11.8	208,322	15.2	136,601	12.8
Asia-Pacific	81,122	11.5	40,764	7.5	150,538	10.9	90,509	8.5
Total revenue	$707,319	100.0%	$540,570	100.0%	$1,374,881	100.0%	$1,063,599	100.0%
Revenue
    Product revenue primarily consists of sales of our switching and routing products, and software licenses. Service revenue is primarily derived from sales of PCS, which is typically purchased in conjunction with our products, and subsequent renewals of those contracts. We expect our revenue may vary from period to period based on, among other things, the timing, size, and complexity of orders, especially with respect to our large end customers.
    Product revenue increased $145.1 million, or 34.4%, and $273.3 million, or 32.8%, for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. These increases reflected increased demand for our products from new and existing customers, including broader market acceptance of our enterprise and campus products. Service revenue increased $21.7 million, or 18.2%, and $38.0 million, or 16.4%, in the three and six months ended June 30, 2021, compared to the same periods in 2020, as a result of continued growth in initial and renewal support contracts as our customer installed base has continued to expand. International revenues represented 27.3% and 26.1% of total revenues in the three and six months ended June 30, 2021, respectively, increasing from 19.3% and 21.3% compared to the same periods in the prior year. These changes reflected increased international purchases by our large global end customers in addition to increased demand from our in-region end customers. We continued to experience competitive pricing pressure on our products and services.
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
    Cost of revenue increased $56.7 million, or 28.8%, and $114.2 million, or 29.9%, for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. These increases were primarily driven by a corresponding increase in product and service revenues, coupled with an increase in supply chain and product transition related costs.
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
    Gross margin increased from 63.7% to 64.2% for the three months ended June 30, 2021, and decreased from 64.2% to 64.0% for the six months ended June 30, 2021, compared to the same periods in 2020. The changes in each period were favorably impacted by a reduced proportion of our sales to larger end customers who generally receive larger discounts, and adversely impacted by increased supply chain and product transition-related costs, including some excess and obsolete inventory-related charges.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change in		2021	2020	Change in
	$	$	$	%	$	$	$	%
Operating expenses:
Research and development	$143,293	$111,544	$31,749	28.5%	$275,780	$224,698	$51,082	22.7%
Sales and marketing	70,625	51,237	19,388	37.8	141,645	108,323	33,322	30.8
General and administrative	20,895	14,319	6,576	45.9	36,368	32,668	3,700	11.3
Total operating expenses	$234,813	$177,100	$57,713	32.6%	$453,793	$365,689	$88,104	24.1%
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
    Research and development expenses increased $31.7 million, or 28.5%, and $51.1 million, or 22.7%, in the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. The increases were primarily driven by an increase in personnel costs of $20.5 million and $35.7 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020 due to headcount growth. In addition, new product introduction costs increased by $9.4 million and $20.9 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. These increases were partly offset by a decrease in merger-related costs of $5.9 million associated with our acquisition of Big Switch Networks ("Big Switch") in 2020.
Sales and marketing
    Sales and marketing expenses consist primarily of personnel costs, marketing, trade shows, and other promotional activities, and an allocated portion of facility and IT costs. We expect our sales and marketing expenses to increase in absolute dollars as we continue to expand our sales and marketing efforts worldwide.
    Sales and marketing expenses increased $19.4 million, or 37.8%, and $33.3 million, or 30.8%, for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, which was primarily caused by increased personnel costs driven by headcount growth.
General and administrative
    General and administrative expenses consist primarily of personnel costs and professional services costs. General and administrative personnel costs include those for our executive, finance, human resources and legal functions. Our professional services costs are primarily related to external legal, accounting and tax services.
    General and administrative expenses increased $6.6 million, or 45.9%, and $3.7 million, or 11.3%, in the three and six months ended June 30, 2021 compared to the same periods in 2020, which was primarily driven by increased personnel costs, including increased stock-based compensation expenses. The increase was partly offset by a decrease in merger-related costs of $2.3 million associated with our acquisition of Big Switch in 2020.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change in		2021	2020	Change in
	$	$	$	%	$	$	$	%
Other income, net:
Interest income	$1,872	$8,668	$(6,796)	(78.4)%	$3,917	$20,330	$(16,413)	(80.7)%
Other income (expense), net	(153)	(412)	259	62.9	(623)	83	(706)	(850.6)
Total other income, net	$1,719	$8,256	$(6,537)	(79.2)%	$3,294	$20,413	$(17,119)	(83.9)%
    The unfavorable change in other income, net, during the three and six months ended June 30, 2021 as compared to the same periods in 2020 was primarily caused by significant declines in the yields of government and corporate bonds in our investment portfolio.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change in		2021	2020	Change in
	$	$	$	%	$	$	$	%
Income before income taxes	$221,084	$175,245	$45,839	26.2%	$428,951	$337,064	$91,887	27.3%
Provision for income taxes	24,196	30,452	(6,256)	(20.5)%	51,697	53,840	(2,143)	(4.0)%
Effective tax rate	10.9%	17.4%			12.1%	16.0%

    Despite an increase in pre-tax income in each period of 2021 as compared to 2020, our provision for income taxes for the three and six months ended June 30, 2021, as compared to the same periods in 2020, decreased due to higher tax benefits attributable to stock-based awards, combined with a favorable change in jurisdictional mix of earnings.
Liquidity and Capital Resources
    Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of June 30, 2021, our total balance of cash, cash equivalents and marketable securities was approximately $3.3 billion, of which approximately $442.8 million was held outside the U.S. in our foreign subsidiaries.
    Our cash, cash equivalents and marketable securities are held for general business purposes, including the funding of working capital. Our marketable securities investment portfolio is primarily invested in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. We plan to continue to invest for long-term growth. We believe that our existing balances of cash, cash equivalents and marketable securities, together with cash generated from operations, will be sufficient to meet our working capital requirements and our growth strategies for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced product and service offerings, our costs associated with supply chain activities, including access to outsourced manufacturing, our costs related to investing in or acquiring complementary or strategic businesses and technologies, the continued market acceptance of our products, and stock repurchases. If we require or elect to seek additional capital through debt or equity financing in the future, we may not be able to raise capital on terms acceptable to us or at all. If we are required and unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.
Cash Flows (in thousands)

	Six Months Ended June 30,
	2021	2020

	(in thousands)
Cash provided by operating activities	$518,041	$333,063
Cash used in investing activities	(436,082)	(432,759)
Cash used in financing activities	(80,824)	(209,667)
Effect of exchange rate changes	(665)	(1,663)
Net increase (decrease) in cash, cash equivalents and restricted cash	$470	$(311,026)
Cash Flows from Operating Activities
    During the six months ended June 30, 2021, cash provided by operating activities was $518.0 million, primarily from net income of $377.3 million and non-cash adjustments to net income of $125.2 million driven by stock-based compensation and depreciation and amortization, and a net decrease of $15.5 million in working capital requirements. The decrease in working capital requirements primarily consisted of a $95.3 million increase in product and service deferred revenue driven by customer contracts with acceptance terms and growth in PCS contracts, a $25.3 million decrease in accounts receivable due to strong collections, and a $20.0 million increase in accrued liabilities due to additional supply chain related obligations. These cash inflows were partially offset by a $63.5 million increase in inventory and a $44.4 million increase in prepaid expenses primarily due to prepaid income taxes and deferred product cost of revenue.
    During the six months ended June 30, 2020, cash provided by operating activities was $333.1 million, primarily from net income of $283.2 million and non-cash adjustments to net income of $95.5 million driven by stock-based compensation and depreciation and amortization, partially offset by a net $45.6 million increase in working capital requirements. This increase in working capital primarily consisted of an $82.9 million increase in inventory to help mitigate COVID-19 related supply chain disruptions and a $39.9 million decrease in accrued liabilities related to the timing of corporate bonus payouts. These working capital increases were partially offset by a $31.5 million increase in accounts payable related to the timing of production receipts, a $26.8 million decrease in prepaid taxes, and a $15.3 million decrease in accounts receivable due to strong collections.
Cash Flows from Investing Activities
    During the six months ended June 30, 2021, cash used in investing activities was $436.1 million, consisting of purchases of available-for-sale securities of $1,241.7 million, and purchases of property and equipment of $9.6 million, partially offset by proceeds from maturities of marketable securities of $819.8 million.

    During the six months ended June 30, 2020, cash used in investing activities was $432.8 million, consisting of purchases of available-for-sale securities of $1,236.5 million, $66.3 million for the acquisition of Big Switch, and purchases of property and equipment of $5.2 million, partially offset by proceeds from maturities of marketable securities of $875.2 million.
Cash Flows from Financing Activities
    During the six months ended June 30, 2021, cash used in financing activities was $80.8 million, consisting of payments for repurchases of our common stock from the open market of $101.4 million, and employee taxes withheld and paid of $6.4 million upon vesting of restricted stock units, offset partially by proceeds from the issuance of common stock under employee equity incentive plans of $26.9 million.
    During the six months ended June 30, 2020, cash used in financing activities was $209.7 million, consisting of payments for repurchases of our common stock from the open market of $227.9 million, and taxes paid of $4.0 million upon vesting of restricted stock units, offset partially by proceeds from the issuance of common stock under employee equity incentive plans of $22.2 million.
Stock Repurchase Program
    From time to time, we repurchase our common stock pursuant to our Repurchase Program authorized by our board of directors in April 2019. The Repurchase Program allows for stock repurchases of up to $1.0 billion through April 2022, and these repurchases are funded from working capital. The Repurchase Program does not obligate us to acquire any of our common stock and may be suspended or discontinued by us at any time without prior notice. During the three months ended June 30, 2021, there was no stock repurchase activity. As of June 30, 2021, the remaining authorized amount for repurchases under the Repurchase Program was $237.3 million. Refer to Note 6. Stockholders' Equity and Stock-based Compensation of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for further discussion.
Off-Balance Sheet Arrangements
    As of June 30, 2021, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
    Our contractual commitments will have an impact on our future liquidity. Our contractual obligations represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through cash generated from operations and from our existing balances of cash, cash equivalent and marketable securities. As of June 30, 2021, our principal commitments consist primarily of obligations under operating leases for offices and data centers and purchase commitments with our contract manufacturers and suppliers. See Note 5. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for our purchase commitments as of June 30, 2021.
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
Recent Accounting Pronouncements
    Refer to the subheading titled “Recently Adopted Accounting Pronouncements” in Note 1. Organization and Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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
Interest Rate Sensitivity
    As of June 30, 2021 and December 31, 2020, we had cash, cash equivalents and available-for-sale marketable securities totaling $3.3 billion and $2.9 billion, respectively. Our portfolio consists of money market funds, corporate bonds, U.S. agency mortgage-backed securities, U.S. treasury securities and commercial paper, with a minimum rating of A- by Standard & Poor’s or A3 by Moody’s. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, significant declines in coupon interest rates could have a material adverse impact on interest income for our investment portfolio, which has occurred recently. To support our liquidity requirements, we plan to maintain a conservative investment policy, which focuses on the safety and preservation of our capital by limiting default risk, market risk, and concentration risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments. As of June 30, 2021, a hypothetical increase of 100 basis points in market interest rates would have resulted in an approximate $23.5 million decline of the fair value of our available-for-sale fixed income securities. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Investments in Privately-Held Companies
    Our non-marketable equity investments in privately-held companies are recorded in “Investments” in our condensed consolidated balance sheets. As of June 30, 2021 and December 31, 2020, the total carrying amount of our investments in privately-held companies was $13.6 million and $8.3 million, respectively. See Note 4. Investments of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
    The privately-held companies in which we have invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately-held companies is based on the fundamentals of the businesses invested in, including among other factors, the nature of their technologies and potential for financial return.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
    Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
    There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, that occurred during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations of Internal Controls
    Our management, including our CEO and CFO, do not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
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
•we rely on the availability of licenses to third-party software and other intellectual property;
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
The COVID-19 pandemic could have an adverse impact on the business operations of our company and our customers, partners, manufacturers, suppliers, distribution fulfillment centers and service depots. While the vast majority of our employees continue to work from home, we plan to reopen our offices in the fall subject to health conditions, and this may present operational and other workplace challenges that may affect our business. We experienced, and may continue to experience, manufacturing and supply chain disruptions and logistic challenges. Our contract manufacturers in Malaysia, Mexico and the United States are impacted by the pandemic and have experienced shelter in place orders, workforce disruptions and delays in production and exporting products. While our contract manufacturers have made significant progress to minimize disruptions caused by COVID-19, they may be subject to supply constraints. Similar to our manufacturing facilities, our direct fulfillment centers and service depots continue to operate with varying degrees of government restriction on access, which can materially impact our ability to ship products or provide support services to our customers. As a result of COVID-19 related manufacturing disruptions, the lead times for our products have increased and our supply chain costs have increased which has adversely impacted our gross margins. In addition, we have and may continue to purchase buffer inventories of components and products that have extended lead times to ensure adequate supply to support long-term customer demand, and this may increase the risk of future excess and obsolete inventory and could have a negative impact on our gross margins.
As the COVID-19 pandemic continues, we have experienced and may continue to experience additional risks including:
•more manufacturing disruptions and supply shortages, including shortages in semiconductors;
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

In addition, the COVID-19 pandemic has adversely affected, and may continue to adversely affect, the global economy and financial markets, which may result in an extended economic slowdown or a global recession that could adversely impact our business. Due to the duration of the pandemic, and the uncertainty around the impact of new strains of COVID-19, we are unable to predict the full impact of the COVID-19 pandemic on our business operations and financial performance.
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
Our revenue growth rate in previous periods may not be indicative of our future performance. We have experienced annual revenue growth rates of -3.9%, 12.1%, and 30.7% in 2020, 2019, and 2018, respectively. In the future, our revenue growth rates may be volatile as we become more penetrated in our existing customer base and product markets, and as we look to enter and expand into new markets. In addition, COVID-19 related disruptions may have a negative impact on demand from our customers in future periods and on our ability to add new customers. Other factors may also contribute to declines in our growth rates, including changes in demand for our products and services, particularly from our large end customers, changes in capital spending by our large end customers, increased competition, our ability to successfully manage our expansion or continue to capitalize on growth opportunities, the maturation of our business, general economic and international trade conditions, and our ability to be successful in adjacent markets, such as campus switching, WiFi networking markets and network security markets. For example, we have experienced volatility in demand from certain of our large end customers. Overall demand from larger customers may decline in future periods, which would impact our future revenue growth. You should not rely on our revenue for any prior quarterly or annual period as an indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected and our stock price could be volatile.
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
•our inability to fulfill our end customers’ orders due to the unavailability of inventory, supply chain delays, access to key commodities or technologies or events that impact our manufacturers or their suppliers;
•deferral, reduction or cancellation of orders from end customers, due to long lead times, announcements by us or other competitors of new products or product enhancements, warranty returns or other factors;
•our ability to increase sales to existing customers and attract new end customers, including large end customers;
•the budgeting, sales, implementation and refresh cycles, purchasing practices and buying patterns of end customers, including large end customers who may receive lower pricing terms due to volume discounts and who may or may not make large bulk purchases in certain quarters or who may elect to re-assign allocations to multiple vendors based upon specific network roles or projects;
•changes in the growth rate of existing or new customers, including large end customers and service providers, changes in end-customer, distributor or reseller requirements or market needs, and changes in growth rates of the networking market;
•the cost and potential outcomes of existing and future litigation;
•increased expenses resulting from increases in material or component costs and production costs including as a result of shortages in supply for semiconductors or the tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs implemented by the U.S. government on various imports from China;
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
We expect our gross margins to vary over time and may be adversely affected by numerous factors.
We expect our gross margins to vary over time and the gross margins we have achieved in recent years may not be sustainable and may be adversely affected in the future by numerous factors, including but not limited to changes in end-customer, geographic or product mix, increased price competition, introduction of new products and new business models including the sale and delivery of more software and subscription solutions, increases in material or component costs and production costs including as a result of shortages in supply for semiconductors, entry into new markets or growth in lower margin markets, entry in markets with different pricing and cost structures, pricing discounts given to customers, costs associated with defending intellectual property infringement and other claims and the potential outcomes of such disputes, excess inventory and inventory holding charges, changes in shipment volume, the timing of revenue recognition and revenue deferrals, increased costs arising from tariffs, increased costs arising from epidemics, changes in distribution channels, increased warranty costs, and our ability to execute our operating plans. In addition, inflationary pressures and shortages may increase costs for certain materials, components, supplies and services. We determine our operating expenses largely on the basis of anticipated revenues and a high percentage of our expenses are fixed in the short and medium term. As a result, a failure or delay in generating or recognizing revenue could cause significant variations in our operating results and operating margin from quarter to quarter. Failure to sustain or improve our gross margins reduces our profitability and may have a material adverse effect on our business and stock price.
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
The data center and campus networking markets have been historically dominated by Cisco, with competition also coming from other large network equipment and system vendors, including Extreme Networks, Dell/EMC, Hewlett Packard Enterprise, and Juniper Networks. Most of our competitors and some strategic alliance partners have made acquisitions and/or have entered into or extended partnerships or other strategic relationships to offer more comprehensive product lines, including cloud networking solutions and network security. For example, Cisco acquired Acacia Communications, Broadcom acquired Brocade Communications Systems, Extreme Networks purchased certain data center networking assets from Broadcom/Brocade and Avaya, Dell acquired EMC, and Hewlett Packard Enterprise acquired Aruba Networks. This industry consolidation may lead to increased competition and may harm our business. Large system vendors are increasingly seeking to deliver top-to-bottom cloud networking solutions to end customers that combine cloud-focused hardware and software solutions to provide an alternative to our products. We expect this trend to continue as companies attempt to strengthen their market positions in an evolving industry and as companies are acquired or are unable to continue operations. Industry consolidation may result in stronger competitors that are better able to compete with us, and this could lead to more variability in our results of operations and could have a material adverse effect on our business, the pricing of our solutions, financial condition, results of operations and prospects.
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
As part of our business strategy, we may make investments in complementary companies, products or technologies which could involve licenses, additional channels of distribution, discount pricing or investments in or acquisitions of other companies. For example, we completed the acquisitions of Awake Security in October 2020 and Big Switch Networks in February 2020 which required management to focus efforts on integrating Awake Security and Big Switch Networks with the company. We may not be able to find suitable investment or acquisition candidates and we may not be able to complete such investments or acquisitions on favorable terms, if at all. If we do complete investments or acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any investments or acquisitions we complete could be viewed negatively by our end customers, investors and securities analysts. Through acquisitions, we continue to expand into new markets and new market segments and we may experience challenges in entering into new market segments for which we have not previously manufactured and sold products, including facing exposure to new market risks, difficulty achieving expected business results due to a lack of experience in new markets, products or technologies or the initial dependence on unfamiliar distribution partners or vendors.
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
We operate on a December 31st year end and have typically experienced higher sequential product revenue growth in the fourth quarter, followed by flat to declining sequential growth in the first quarter of the following year. We believe that this seasonality results from a number of factors, including the procurement, budgeting and deployment cycles of many of our end customers. Our rapid historical growth may have reduced the impact of seasonal or cyclical factors that might have influenced our business to date. If our increasing size causes our growth rate to slow, seasonal or cyclical variations in our operations may become more pronounced over time and may materially affect our business, financial condition, results of operations and prospects.
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
We depend on third-party contract manufacturers to manufacture our product lines. A significant portion of our cost of revenue consists of payments to these third-party contract manufacturers. Our reliance on these third-party contract manufacturers reduces our control over the manufacturing process, quality assurance, product costs and product supply and timing, which exposes us to risk. Our reliance on contract manufacturers also yields the potential for their infringement of third-party intellectual property rights in the manufacturing of our products or their misappropriation of our intellectual property rights in the manufacturing of other customers’ products. If we are unable to manage our relationships with our third-party contract manufacturers effectively, or if these third-party manufacturers suffer delays or disruptions or quality control problems in their operations, experience increased manufacturing lead times, capacity constraints or fail to meet our future requirements for timely delivery, our ability to ship products to our end customers would be severely impaired, and our business, financial condition, results of operations and prospects would be seriously harmed.

To the extent that our products are manufactured at facilities in foreign countries, we may be subject to additional risks associated with complying with local rules and regulations in those jurisdictions, including shelter in place orders issued in connection with the COVID-19 pandemic. For example, due to the COVID-19 pandemic, some of our contract manufacturers experienced temporary closures and labor shortages as a result of shelter in place orders issued in their local jurisdictions. While our manufacturing sites are currently operational, further shelter in place orders, factory closures or reductions in staffing in these or other manufacturing sites would result in material disruptions, increased lead times and supply shortages of our products.
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
An adverse outcome of a dispute may require us to pay substantial damages or penalties including treble damages if we are found to have willfully infringed a third-party’s patents; cease making, licensing, using or importing into the U.S. products or services that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to attempt to redesign our products or services or otherwise to develop non-infringing technology, which may not be successful; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or intellectual property rights; and indemnify our partners and other third parties. Any damages, penalties or royalty obligations we may become subject to as a result of an adverse outcome, and any third-party indemnity we may need to provide, could harm our business, financial condition, results of operations and prospects. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. Further, there is little or no information publicly available concerning market or fair values for license fees, which can lead to overpayment of license or settlement fees. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Suppliers subject to third-party intellectual property claims also may choose or be forced to discontinue or alter their arrangements with us, with little or no advance notice to us. Any of these events could seriously harm our business, financial condition, results of operations and prospects.
In the event that we are found to infringe any third-party intellectual property, we could be enjoined, or subject to other remedial orders that would prohibit us, from making, licensing, using or importing into the U.S. such products or services. In order to resume such activities with respect to any affected products or services, we (or our component suppliers) would be required to develop technical redesigns to this third-party intellectual property that no longer infringe the third-party intellectual property. In any efforts to develop technical redesigns for these products or services, we (or our component suppliers) may be unable to do so in a manner that does not continue to infringe the third-party intellectual property or that is acceptable to our customers. These redesign efforts could be extremely costly and time consuming as well as disruptive to our other development activities and distracting to management. Moreover, such redesigns could require us to obtain approvals from the court or administrative body to resume the activities with respect to these affected solutions. We may not be successful in our efforts to obtain such approvals in a timely manner, or at all. Any failure to effectively redesign our solutions or to obtain timely approval of those redesigns by a court or administrative body may cause a disruption to our product shipments and materially and adversely affect our business, prospects, reputation, results of operations, and financial condition. For example, in two prior investigations brought by Cisco in the International Trade Commission (“ITC”), we were subjected to remedial orders that prohibited us from importing and selling after importation any products the ITC found to infringe Cisco’s patents. As a result, we were required to redesign certain aspects of our products and obtain U.S. Customs and Border Protection’s approval of those redesigns before we could continue to import those products into the United States.
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
We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners. Computer programmers or other persons or organizations may attempt to penetrate our network security, or that of our website or systems, and access or obtain confidential, personal, or otherwise sensitive or proprietary information about us or our customers or cause interruptions of our service. These risks may increase due to the current COVID-19 pandemic. Because the techniques used to access or sabotage networks and systems change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. In addition, our software and sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could cause the software or applications to fail or otherwise to unexpectedly interfere with the operation of the system. We face risks of others gaining unauthorized access to our products and services and introducing malicious software and, in turn, expose our end-customers' networks, leaving their networks unprotected against the latest security threats. We have also outsourced a number of our business functions to third parties, including our manufacturers, logistics providers, and cloud service providers, and our business operations also depend, in part, on the success of these third parties’ own cybersecurity measures. Similarly, we rely upon distributors, resellers and system integrators to sell our products and our sales operations depend, in part, on the reliability of their cybersecurity measures. Additionally, we depend upon our employees to appropriately handle confidential data and deploy our IT resources with the use of security measures designed to prevent exposure of our network systems to security breaches and the loss of data. We and all of the aforementioned third parties also face the risk of malicious software, phishing schemes and other social engineering methods, fraud and other malfeasance, cybersecurity threats from state sponsors, and intentional or negligent acts or omissions of employees and contractors. Furthermore, our acquisition of Awake Security and our provision of its NDR platform may result in us being a more attractive target for such attacks. Accordingly, if our cybersecurity systems and measures or those of any of the aforementioned third parties fail to protect against sophisticated cyber-attacks, the mishandling of data by employees and contractors, or any other means of unauthorized access to, or use of, our manufacturing process, products, services, networks, systems, or data that we or such third parties maintain, operate, or process, our ability to conduct our business effectively could be damaged in a number of ways, including:
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

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws (including new laws related to climate change), consumer protection laws, privacy, data protection, anti-bribery laws, import/export controls, conflict minerals, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. For example, the EU has implemented the General Data Protection Regulation (“GDPR”). The GDPR provides for substantial obligations relating to the handling, storage and other processing of data relating to individuals and administrative fines for violations, which can be up four percent of the previous year’s annual revenue or €20 million, whichever is higher. We have relied on the E.U.-U.S. and Swiss-U.S. Privacy Shield programs, and the use of model contractual clauses approved by the E.U. Commission, to legitimize these transfers. Both the E.U.-U.S. Privacy Shield and these model contractual clauses have been subject to legal challenge. We continue to analyze the July 2020 “Schrems II” decision by the Court of Justice of the European Union and its impact on our data transfer mechanisms as well as subsequent guidance from data privacy regulators. The effects of this decision are uncertain and difficult to predict. Among other effects, we may experience additional costs associated with increased compliance burdens and new contract negotiations with third parties that aid in processing data on our behalf. We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of residents of the European Economic Area (“EEA”). The regulatory environment applicable to the handling of EEA residents’ personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results, and financial condition. Further, the UK has implemented legislation that substantially provides for the GDPR, which provides for fines of up to the greater of 17.5 million British Pounds or four percent of the previous year’s annual revenue, whichever is higher. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear following the UK’s exit from the EU, including with respect to regulation of data transfers between EU member states and the UK.
Several jurisdictions have passed new laws and regulations relating to privacy, data protection, and other matters, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. For example, the California Consumer Privacy Act (“CCPA”) became operative on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. Certain aspects of the CCPA and its interpretation remain uncertain and are likely to remain uncertain for an extended period. Further, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by the votes in the November 3, 2020 election. The CPRA modifies the CCPA significantly, creating obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. Passage of the CPRA has resulted in further uncertainty and may require us to incur additional costs and expenses in an effort to comply. In addition to the CCPA, numerous other states’ legislatures are considering similar laws that will require ongoing compliance efforts and investment. For example, in March 2021, Virginia enacted a Consumer Data Protection Act that will go into effect on January 1, 2023 and in June 2021, Colorado enacted a Colorado Privacy Act that will go into effect on July 1, 2023, both of which share similarities with the CCPA, CPRA, and legislation proposed in other states.
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
Although we have developed procedures and controls to comply with export control and other applicable laws, historically, we have had some instances where we inadvertently have not fully complied with certain export control laws, but we have disclosed them to, and implemented corrective actions with, the appropriate government agencies.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate and may dilute your voting power and your ownership interest in us. Based on shares outstanding as of June 30, 2021, holders of approximately 21.7% of our common stock have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, we have registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. If holders, by exercising their registration rights, sell large numbers of shares, it could adversely affect the market price of our common stock.
Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.
Our directors, executive officers and each of our stockholders who own greater than 10% of our outstanding common stock together with their affiliates, in the aggregate, beneficially own approximately 21.1% of the outstanding shares of our common stock, based on shares outstanding as of June 30, 2021. As a result, these stockholders, if acting together, could exercise a significant level of influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
On May 2, 2019, we announced that our board of directors had approved the Repurchase Program (see Note 6. Stockholders' Equity and Stock-based Compensation of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q). There were no shares repurchased under the Repurchase Program during the three months ended June 30, 2021.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934
    The U.S. government designated the Russian Federal Security Service (the “FSB”) as a blocked party under Executive Order 13382. On the same day, the U.S. Department of the Treasury’s Office of Foreign Assets Control issued General License No. 1B (the “OFAC General License”), which generally authorizes certain licensing, permitting, certification, notification and related transactions with the FSB as may be required pursuant to Russian encryption product import controls for the importation, distribution or use of information technology products in the Russian Federation.
    Arista Networks Limited, one of our subsidiaries, authorized certain third-party resellers in Russia to periodically file notifications with, or apply for import licenses and permits from, the FSB on our behalf in connection with the importation of our products into Russia, as permitted under the OFAC General License. In the quarter ended June 30, 2021, resellers filed notifications with and/or applied for import licenses and permits from the FSB on our behalf. There was no gross revenue or net profits of the Company or any subsidiary directly associated with these filing activities. The Company and its subsidiaries do not sell products or provide services to the FSB. The Company and its subsidiaries will continue to authorize our resellers to file notifications with and apply for import licenses and permits from the FSB to qualify our products for importation and distribution in the Russian Federation to the extent permitted by applicable law.

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

Arista Networks, Inc.
(Registrant)

Date:	August 2, 2021	By:	/s/ JAYSHREE ULLAL
Jayshree Ullal
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 2, 2021	By:	/s/ ITA BRENNAN
Ita Brennan
Chief Financial Officer
(Principal Accounting and Financial Officer)