Form 10-Q
period 2021-09-30
Arista Networks, Inc.
filed 2021-11-02
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of October 27, 2021 was 76,820,895.

ARISTA NETWORKS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ARISTA NETWORKS, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except par value)

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$630,982	$893,219
Marketable securities	2,755,499	1,979,649
Accounts receivable, net of rebates and allowances of $3,099 and $4,497, respectively	395,590	389,540
Inventories	575,665	479,668
Prepaid expenses and other current assets	166,222	94,922
Total current assets	4,523,958	3,836,998
Property and equipment, net	75,373	32,231
Acquisition-related intangible assets, net	100,713	122,790
Goodwill	188,397	189,696
Investments	18,247	8,314
Operating lease right-of-use assets	69,374	77,288
Deferred tax assets	428,764	441,531
Other assets	32,524	30,071
TOTAL ASSETS	$5,437,350	$4,738,919
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$135,252	$134,235
Accrued liabilities	174,425	143,357
Deferred revenue	511,354	396,259
Other current liabilities	72,356	94,392
Total current liabilities	893,387	768,243
Income taxes payable	62,563	53,053
Operating lease liabilities, non-current	61,628	72,397
Deferred revenue, non-current	289,086	254,568
Deferred tax liabilities, non-current	214,261	227,936
Other long-term liabilities	51,165	42,431
TOTAL LIABILITIES	1,572,090	1,418,628
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100,000 shares authorized and no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value—1,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 76,886 and 76,174 shares issued and outstanding as of September 30, 2021 and December 31, 2020	8	8
Additional paid-in capital	1,473,595	1,292,431
Retained earnings	2,393,661	2,027,614
Accumulated other comprehensive income (loss)	(2,004)	238
TOTAL STOCKHOLDERS’ EQUITY	3,865,260	3,320,291
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,437,350	$4,738,919
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Product	$604,160	$480,242	$1,709,772	$1,312,561
Service	144,537	125,189	413,806	356,469
Total revenue	748,697	605,431	2,123,578	1,669,030
Cost of revenue:
Product	243,342	199,465	687,554	539,526
Service	26,740	21,004	77,959	62,202
Total cost of revenue	270,082	220,469	765,513	601,728
Gross profit	478,615	384,962	1,358,065	1,067,302
Operating expenses:
Research and development	153,093	128,049	428,873	352,747
Sales and marketing	69,740	53,372	211,385	161,695
General and administrative	22,488	15,146	58,856	47,814
Total operating expenses	245,321	196,567	699,114	562,256
Income from operations	233,294	188,395	658,951	505,046
Other income, net	1,346	13,224	4,640	33,637
Income before income taxes	234,640	201,619	663,591	538,683
Provision for income taxes	10,335	33,244	62,032	87,084
Net income	$224,305	$168,375	$601,559	$451,599
Net income per share:
Basic	$2.92	$2.22	$7.86	$5.94
Diluted	$2.81	$2.12	$7.54	$5.68
Weighted-average shares used in computing net income per share:
Basic	76,864	75,999	76,544	76,024
Diluted	79,909	79,313	79,744	79,519

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$224,305	$168,375	$601,559	$451,599
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(747)	1,065	(1,097)	(481)
Available-for-sale investments:
Changes in net unrealized gains (losses) on available-for-sale marketable securities	(118)	(390)	(1,145)	8,836
Less: reclassification adjustment for net (gains) included in net income	—	(9,432)	—	(9,432)
Net change	(118)	(9,822)	(1,145)	(596)
Other comprehensive income (loss)	(865)	(8,757)	(2,242)	(1,077)
Comprehensive income	$223,440	$159,618	$599,317	$450,522

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands)

	Three Months Ended September 30, 2021						Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of period	76,665	$8	$1,395,459	$2,303,513	$(1,139)	$3,697,841	76,174	$8	$1,292,431	$2,027,614	$238	$3,320,291
Net income	—	—	—	224,305	—	224,305	—	—	—	601,559	—	601,559
Other comprehensive loss, net of tax	—	—	—	—	(865)	(865)	—	—	—	—	(2,242)	(2,242)
Stock-based compensation	—	—	53,135	—	—	53,135	—	—	135,632	—	—	135,632
Issuance of common stock in connection with employee equity incentive plans	609	—	29,270	—	—	29,270	1,487	—	56,154	—	—	56,154
Repurchase of common stock	(376)	—	—	(134,157)	—	(134,157)	(743)	—	—	(235,512)	—	(235,512)
Tax withholding paid for net share settlement of equity awards	(12)	—	(4,269)	—	—	(4,269)	(32)	—	(10,622)	—	—	(10,622)
Balance at end of period	76,886	$8	$1,473,595	$2,393,661	$(2,004)	$3,865,260	76,886	$8	$1,473,595	$2,393,661	$(2,004)	$3,865,260

	Three Months Ended September 30, 2020						Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of period	75,964	$8	$1,185,093	$1,843,559	$7,823	$3,036,483	76,389	$8	$1,106,305	$1,788,230	$143	$2,894,686
Net income	—	—	—	168,375	—	168,375	—	—	—	451,599	—	451,599
Other comprehensive loss, net of tax	—	—	—	—	(8,757)	(8,757)	—	—	—	—	(1,077)	(1,077)
Stock-based compensation	—	—	36,469	—	—	36,469	—	—	96,947	—	—	96,947
Issuance of common stock in connection with employee equity incentive plans	480	—	20,476	—	—	20,476	1,281	—	42,704	—	—	42,704
Repurchase of common stock	(803)	—	—	(167,278)	—	(167,278)	(2,012)	—	—	(395,173)	—	(395,173)
Tax withholding paid for net share settlement of equity awards	(9)	—	(1,932)	—	—	(1,932)	(26)	—	(5,932)	—	—	(5,932)
Vesting of early-exercised stock options	—	—	41	—	—	41	—	—	123	—	—	123
Balance at end of period	75,632	$8	$1,240,147	$1,844,656	$(934)	$3,083,877	75,632	$8	$1,240,147	$1,844,656	$(934)	$3,083,877

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$601,559	$451,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	37,864	31,975
Stock-based compensation	135,632	96,947
Noncash lease expense	12,738	12,606
Deferred income taxes	(573)	3,261
Gain on sale of marketable securities	—	(9,432)
Amortization of investment premiums	19,193	6,030
Changes in operating assets and liabilities:
Accounts receivable, net	(6,050)	98,271
Inventories	(95,997)	(193,996)
Prepaid expenses and other current assets	(71,300)	38,654
Other assets	(2,915)	7,850
Accounts payable	(1,075)	71,803
Accrued liabilities	31,316	(29,811)
Deferred revenue	149,613	(34,449)
Income taxes payable	(3,565)	(1,667)
Other liabilities	(15,820)	(1,451)
Net cash provided by operating activities	790,620	548,190
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	1,158,723	1,183,601
Purchases of marketable securities	(1,974,853)	(2,216,436)
Purchases of property and equipment	(55,455)	(7,701)
Business acquisitions, net of cash acquired	—	(66,317)
Escrow receipts from past business acquisitions	1,299	—
Sale (purchase) of investments in privately-held companies and intangible assets	(10,684)	3,399
Proceeds from sale of marketable securities	19,607	772,978
Net cash used in investing activities	(861,363)	(330,476)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity plans	56,154	42,704
Tax withholding paid on behalf of employees for net share settlement	(10,622)	(5,932)
Repurchase of common stock	(235,512)	(395,173)
Net cash used in financing activities	(189,980)	(358,401)
Effect of exchange rate changes	(1,513)	(246)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(262,236)	(140,933)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —Beginning of period	897,454	1,115,515
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$635,218	$974,582
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,824	$5,031
Property and equipment included in accounts payable and accrued liabilities	3,849	456
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
Basis of Presentation and Principles of Consolidation
    The accompanying unaudited condensed consolidated financial statements include the accounts of Arista Networks, Inc. and its wholly-owned subsidiaries and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of our financial information. The results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. All significant inter-company accounts and transactions have been eliminated.
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
    Our contract manufacturers and suppliers have experienced workforce disruptions, delays in component sourcing, production, and export of their products, which have disrupted our supply chain and has impacted and likely will continue to impact our ability to supply products to our customers on a timely basis. While we have experienced improvements in overall demand from customers in recent quarters, we believe ongoing COVID-19 related disruptions combined with other supply chain related constraints, could impact our ability to fulfill this increased demand and as a result could negatively impact our business in future periods. However, the extent of the impact of COVID-19 on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, and the impact of any initiatives and programs we may undertake to address financial and operational challenges, will depend on future developments, including the duration and spread of the pandemic and related mitigation efforts, the impact to our customers, partners, contract manufacturers and supply chain, as well as restrictions on travel and transport, all of which continue to evolve and are unpredictable. Management continues to actively monitor the impact of the pandemic on the Company's financial condition, liquidity, operations, suppliers, industry, and workforce. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.

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
2.    Fair Value Measurements
    We measure and report our cash equivalents, restricted cash, and available-for-sale marketable securities at fair value on a recurring basis. The following tables summarize the amortized costs, unrealized gains and losses and fair value of these financial assets by significant investment category and their levels within the fair value hierarchy (in thousands):

	September 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Level I	Level II	Level III
Financial Assets:
Cash Equivalents:
Money market funds	$277,510	$—	$—	$277,510	$277,510	$—	$—
Marketable Securities:
Commercial paper	127,925	—	—	127,925	—	127,925	—
Certificate of deposits(1)	86,685	—	—	86,685	—	86,685	—
U.S. government notes	1,079,140	120	(205)	1,079,055	1,079,055	—	—
Corporate bonds	1,190,273	377	(533)	1,190,117	—	1,190,117	—
Agency securities	271,589	147	(19)	271,717	—	271,717	—
	2,755,612	644	(757)	2,755,499	1,079,055	1,676,444	—
Other Assets:
Money market funds - restricted	4,236	—	—	4,236	4,236	—	—
Total Financial Assets	$3,037,358	$644	$(757)	$3,037,245	$1,360,801	$1,676,444	$—

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Level I	Level II	Level III
Financial Assets:
Cash Equivalents:
Money market funds	$438,854	$—	$—	$438,854	$438,854	$—	$—
Marketable Securities:
Commercial paper	51,211	—	—	51,211	—	51,211	—
Certificate of deposits(1)	50,136	3	—	50,139	—	50,139	—
U.S. government notes	523,320	187	(1)	523,506	523,506	—	—
Corporate bonds	878,484	1,167	(330)	879,321	—	879,321	—
Agency securities	475,132	343	(3)	475,472	—	475,472	—
	1,978,283	1,700	(334)	1,979,649	523,506	1,456,143	—
Other Assets:
Money market funds - restricted	4,235	—	—	4,235	4,235	—	—
Total Financial Assets	$2,421,372	$1,700	$(334)	$2,422,738	$966,595	$1,456,143	$—
______________________
(1) As of September 30, 2021 and December 31, 2020, all of our certificates of deposits were domestic deposits.
    As of September 30, 2021 and December 31, 2020, total unrealized losses of our marketable securities were immaterial. We invest in marketable securities that have maximum maturities of two years and are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these marketable securities, the more susceptible they are to changes in market interest rates and bond yields. We expect to realize the full value of these investments upon maturity or sale and therefore, we do not consider any of our marketable securities to be impaired as of September 30, 2021. We did not recognize any credit losses or non-credit-related impairments related to our available-for-sale marketable securities during the three and nine months ended September 30, 2021.
    As of September 30, 2021, we had no investments with contractual maturities that exceed 24 months. The fair values of available-for-sale marketable securities, by remaining contractual maturities, are as follows (in thousands):

September 30, 2021
Due in 1 year or less	$1,559,405
Due in 1 year through 2 years	1,196,094
Total marketable securities	$2,755,499
    The weighted-average remaining duration of our marketable securities is approximately 1.0 year as of September 30, 2021. As we view these securities as available to support current operations, we classify securities with maturities beyond 12 months as current assets under the caption "Marketable securities" on the condensed consolidated balance sheets.
3.    Financial Statements Details
Cash, Cash Equivalents and Restricted Cash
    The reconciliation of cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets to the total of the same such amounts in the condensed consolidated statements of cash flows is as follows (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$630,982	$893,219
Restricted cash included in other assets	4,236	4,235
Total cash, cash equivalents and restricted cash	$635,218	$897,454
Accounts Receivable, net
    Accounts receivable, net consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Accounts receivable	$398,689	$394,037
Allowance for doubtful accounts	(108)	(659)
Product sales rebate and returns reserve	(2,991)	(3,838)
Accounts receivable, net	$395,590	$389,540
Inventories
    Inventories consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$312,418	$219,218
Finished goods	263,247	260,450
Total inventories	$575,665	$479,668
Prepaid Expenses and Other Current Assets
    Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Inventory deposits	$24,322	$18,783
Prepaid income taxes	34,080	267
Other current assets	90,181	60,556
Other prepaid expenses and deposits	17,639	15,316
Total prepaid expenses and other current assets	$166,222	$94,922
Property and Equipment, net
    Property and equipment, net consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Land	$40,064	$—
Equipment and machinery	82,173	70,655
Computer hardware and software	43,894	40,081
Leasehold improvements	30,503	31,448
Furniture and fixtures	3,604	3,787
Construction-in-process	3,213	1,441
Property and equipment, gross	203,451	147,412
Less: accumulated depreciation	(128,078)	(115,181)
Property and equipment, net	$75,373	$32,231
    In August 2021, we executed a purchase agreement to acquire land and all improvements thereon for total cash consideration of approximately $40.1 million. Depreciation expense on our property and equipment totaled $4.9 million for the three months ended September 30, 2021 and 2020, respectively, and $14.6 million and $15.1 million for the nine months ended September 30, 2021 and 2020, respectively.

Accrued Liabilities
    Accrued liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued payroll related costs	$62,836	$73,634
Accrued manufacturing costs	65,843	43,181
Accrued product development costs	23,647	6,733
Accrued warranty costs	9,528	9,314
Other	12,571	10,495
Total accrued liabilities	$174,425	$143,357
Warranty Accrual
    The following table summarizes the activity related to our accrued liability for estimated future warranty costs (in thousands):

	Nine Months Ended September 30,
	2021	2020
Warranty accrual, beginning of period	$9,314	$6,742
Liabilities accrued for warranties issued during the period	8,643	4,507
Warranty costs incurred during the period	(8,429)	(4,517)
Warranty accrual, end of period	$9,528	$6,732
Contract Assets
    The following table summarizes the beginning and ending balances of our contract assets included in "Prepaid and other current assets" on the condensed consolidated balance sheets (in thousands):

Nine Months Ended September 30,
2021
Contract assets, beginning balance	$16,380
Contract assets, ending balance	6,038
Contract Liabilities
    A contract liability is recognized when we have received customer payments in advance of our satisfaction of a performance obligation under a cancellable contract. The following table summarizes the activity related to our contract liabilities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contract liabilities, beginning balance	$83,354	$67,268	$85,957	$61,050
Less: Revenue recognized from beginning balance	(8,763)	(6,525)	(27,251)	(17,946)
Less: Beginning balance reclassified to deferred revenue	(3,996)	(2,828)	(2,443)	(1,942)
Add: Contract liabilities recognized	16,976	12,362	31,308	29,115
Contract liabilities, ending balance	$87,571	$70,277	$87,571	$70,277
    As of September 30, 2021 and December 31, 2020, $36.4 million and $34.5 million of our contract liabilities, respectively, were included in "Other current liabilities" with the remaining balances included in "Other long-term liabilities" on the condensed consolidated balance sheets.

Deferred Revenue
    Deferred revenue is comprised mainly of unearned revenue related to multi-year post-contract support ("PCS") contracts, services and product deferrals related to acceptance clauses. The following table summarizes the activity related to our deferred revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Deferred revenue, beginning balance	$746,090	$577,511	$650,827	$575,288
Less: Revenue recognized from beginning balance	(164,188)	(103,889)	(327,300)	(243,422)
Add: Deferral of revenue in current period, excluding amounts recognized during the period	218,538	88,682	476,913	230,438
Deferred revenue, ending balance	$800,440	$562,304	$800,440	$562,304
Other Performance Obligations
    Other performance obligations include unbilled contract revenue for services and product that will be recognized in future periods. As of September 30, 2021, other performance obligations of $243.1 million were comprised mainly of unbilled multi-year PCS contract amounts.
Revenue from Total Remaining Performance Obligations
    Revenue from total remaining performance obligations represents contract liabilities, deferred revenue and other performance obligations. As of September 30, 2021, approximately $1,131.1 million of revenue is expected to be recognized from remaining performance obligations, of which approximately 80% is expected to be recognized over the next two years and approximately 20% is expected to be recognized during the third to the fifth year.
Other Income, net
    Other income, net consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income	$1,636	$4,319	$5,553	$24,649
Gain on sale of marketable securities	—	9,432	—	9,432
Other income (expense), net	(290)	(527)	(913)	(444)
Total	$1,346	$13,224	$4,640	$33,637

4.    Investments
Investments in Privately-Held Companies
    Our investments in privately-held companies do not have readily-determinable fair values. Their initial cost is adjusted to fair value on a non-recurring basis based on observable price changes from orderly transactions of identical or similar securities of the same issuer, or for impairment. These investments are classified within Level III of the fair value hierarchy as we estimate the value based on valuation methods using the observable transaction price at the transaction date and other significant unobservable inputs, such as volatility, rights, and obligations related to these securities. In addition, the valuation requires management judgment due to the absence of market price and lack of liquidity. The following table summarizes the activity related to our investments in privately-held companies as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Cost of investments	$12,933	$3,000
Cumulative impairment	—	—
Cumulative upward adjustment	5,314	5,314
Carrying amount of investments	$18,247	$8,314
    During the three and nine months ended September 30, 2021 and September 30, 2020, there were no realized or unrealized gains or losses recorded.
5.    Commitments and Contingencies
Purchase Commitments
    We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf. A significant portion of our purchase orders to our contract manufacturers for finished products consists of non-cancellable purchase commitments. In addition, we purchase strategic component inventory from certain suppliers under non-cancellable purchase commitments, including integrated circuits, which are consigned to our contract manufacturers. As of September 30, 2021, we had non-cancellable purchase commitments of $2,147.0 million, of which $2,109.5 million was to our contract manufacturers and suppliers. In addition, we had deposits to our contract manufacturers to secure our purchase commitments in the amount of $27.1 million and $21.5 million as of September 30, 2021 and December 31, 2020, respectively. These deposits are included in “Prepaid expenses and other current assets” and “Other assets” on the condensed consolidated balance sheets.
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
Legal Proceedings
WSOU Investments, LLC
    On November 25, 2020, WSOU Investments LLC ("WSOU") filed a lawsuit against us in the Western District of Texas asserting that certain of our products infringe three WSOU patents. WSOU's allegations are directed to certain features of our wireless and switching products. WSOU seeks remedies including monetary damages, attorney's fees and costs. On February 4, 2021, we filed an answer denying WSOU's allegations. The court has set a trial date for August 8, 2022.
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
    We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2021, provisions recorded for contingent losses related to other claims and matters have not been significant. Based on currently available information, management does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable, and believes these other matters are not likely, individually and in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.
6.    Stockholders’ Equity and Stock-Based Compensation
Stock Repurchase Program
    In April 2019, our board of directors authorized a $1.0 billion stock repurchase program (the "Existing Repurchase Program"). This authorization allows us to repurchase shares of our common stock and is funded from working capital. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchases, trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or a combination of the foregoing. The Existing Repurchase Program, which expires in April 2022, does not obligate us to acquire any of our common stock, and may be suspended or discontinued by us at any time without prior notice. As of September 30, 2021, the remaining authorized amount for stock repurchases under this program was approximately $103.2 million.
    A summary of the stock repurchase activity under the Existing Repurchase Program for the nine months ended September 30, 2021 is as follows (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Aggregate purchase price	$134,157	$235,512
Shares repurchased	376	743
Average price paid per share	$356.72	$316.98
    The aggregate purchase price of repurchased shares of our common stock is recorded as a reduction to retained earnings and common stock in our condensed consolidated statements of stockholders' equity. All shares repurchased under the Existing Repurchase Program have been retired.
Equity Award Plan Activities
2014 Equity Incentive Plan
    The 2014 Equity Incentive Plan (the “2014 Plan”) provides for the granting of Incentive Stock Options (“ISOs”), Non-statutory Stock Options (“NSOs”), Restricted Stock Units (“RSUs”), Restricted Stock Awards (“RSAs”) or Stock Appreciation Rights (“SARs”). The number of shares available for grant and issuance under the 2014 Plan increases automatically on January 1 of each year by the lesser of (i) 12,500,000 shares, (ii) 3% of the outstanding shares of our common stock on the last day of our immediately preceding fiscal year, or (iii) such other amount as determined by our board of directors. Effective January 1, 2021, our board of directors authorized an increase of 2,285,228 shares to the shares available for issuance under the 2014 Plan. As of September 30, 2021, there remained approximately 22.4 million shares available for issuance under the 2014 Plan.
2014 Employee Stock Purchase Plan
    Effective January 1, 2021, our board of directors authorized an increase of 761,742 shares to the shares available for issuance under our 2014 Employee Stock Purchase Plan (the “ESPP”). Pursuant to the ESPP, the 2021 share increase was determined based on the lesser of 1% of the total shares of common stock outstanding on December 31, 2020, 2,500,000 shares, or such amount as determined by our board of directors. During the nine months ended September 30, 2021, we issued 114,571 shares at a weighted-average purchase price of $186.01 per share under the ESPP. As of September 30, 2021, there remained 4.5 million shares available for issuance under the ESPP.
Stock Option Activities
    The following table summarizes the option activity under our stock plans and related information (in thousands, except years and per share amounts):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years) of Stock Options	Aggregate Intrinsic Value of Stock Options Outstanding
Balance—December 31, 2020	3,430	$45.17	3.6	$841,659
Options granted	—	—
Options exercised	(947)	36.81
Options canceled	(22)	38.54
Balance—September 30, 2021	2,461	$48.44	3.0	$726,600
Vested and exercisable—September 30, 2021	1,814	$36.95	2.6	$556,227
Restricted Stock Unit (RSU) Activities
    A summary of the RSU activity is presented below (in thousands, except years and per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Unvested balance—December 31, 2020	1,816	$215.68	1.8	$527,574
RSUs granted	726	348.85
RSUs vested	(420)	207.96
RSUs forfeited/canceled	(131)	241.98
Unvested balance—September 30, 2021	1,991	$264.14	1.8	$684,133
    In the nine months ended September 30, 2021, we granted 69,620 performance-based RSUs (“PRSUs”) to our CEO and other key employees that include both service and performance-based conditions. These PRSUs will vest over three to four years and the ultimate number of shares eligible to vest will vary between 0% and 200% of the amount granted based on the achievement of certain performance metrics over the vesting period and each holder’s continued employment with Arista.
Stock-Based Compensation Expense
    The following table summarizes the stock-based compensation expense related to our equity awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$2,002	$1,806	$5,198	$4,718
Research and development	27,552	21,423	72,673	56,729
Sales and marketing	12,680	9,083	34,133	23,756
General and administrative	10,901	4,157	23,628	11,744
Total stock-based compensation	$53,135	$36,469	$135,632	$96,947
    As of September 30, 2021, there were $512.8 million of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 3.3 years.

7.    Net Income Per Share
    The following table sets forth the computation of our basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income	$224,305	$168,375	$601,559	$451,599
Denominator:
Weighted-average shares used in computing net income per share, basic	76,864	75,999	76,544	76,024
Add weighted-average effect of dilutive securities:
Stock options and RSUs	3,002	3,308	3,157	3,489
Employee stock purchase plan	43	6	43	6
Weighted-average shares used in computing net income per share, diluted	79,909	79,313	79,744	79,519
Net income per share:
Basic	$2.92	$2.22	$7.86	$5.94
Diluted	$2.81	$2.12	$7.54	$5.68
    The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share for the periods presented because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options and RSUs	9	251	80	395
Employee stock purchase plan	6	17	12	84
Total	15	268	92	479
8.    Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands, except percentages)		(in thousands, except percentages)
Income before income taxes	$234,640	$201,619	$663,591	$538,683
Provision for income taxes	10,335	33,244	62,032	87,084
Effective tax rate	4.4%	16.5%	9.3%	16.2%
    The change in effective tax rates in the three and nine months ended September 30, 2021, as compared to the same periods in 2020, was primarily due to an increase in tax benefits attributable to stock-based compensation, combined with a favorable change in jurisdictional mix of earnings.
9.    Geographical Information
    We operate in one reportable segment. The following table represents revenue based on customers’ shipping addresses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Americas	$557,814	$452,693	$1,573,835	$1,289,182
Europe, Middle East and Africa	121,722	89,588	330,044	226,189
Asia-Pacific	69,161	63,150	219,699	153,659
Total revenue	$748,697	$605,431	$2,123,578	$1,669,030
    Long-lived assets, net, excluding intercompany receivables, investments in subsidiaries, privately-held equity investments and deferred tax assets, by location are summarized as follows (in thousands):

	September 30, 2021	December 31, 2020
United States	$66,238	$24,110
International	9,135	8,121
Total	$75,373	$32,231
10.    Subsequent event
Common Stock Split
    On November 1, 2021, the Company announced a four-for-one split of its common stock effected in the form of a stock dividend to shareholders of record as of the close of business on November 11, 2021. The stock dividend payment date is expected to be on or about November 17, 2021, and trading of the Company’s common stock will begin on a split-adjusted basis on or about November 18, 2021.
Stock Repurchases
    Subsequent to September 30, 2021, our board of directors authorized a new $1.0 billion stock repurchase program (the “New Repurchase Program”, together with the “Existing Repurchase Program,” the “Repurchase Programs”). This authorization allows the Company to repurchase shares of its common stock and will be funded from working capital. Repurchases may be made at management's discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The New Repurchase Program commences upon the earlier of the use of all dollar amounts authorized under the Existing Repurchase Program and April 2022, and it expires on the three year anniversary thereof. The Repurchase Programs do not obligate Arista to acquire any of its common stock, and may be suspended or discontinued by the company at any time without prior notice.
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
COVID-19 Update
    The global coronavirus (“COVID-19”) pandemic continues to disrupt and have unpredictable impacts to our global society, economies, financial markets and business activities. We are actively monitoring and evaluating the developments as the situation evolves and will continue to take further actions in our approach to address COVID-19. We have prioritized the protection of our employees during this pandemic and, as a result, our offices across the globe have remained closed since March 2020, limiting access to facilities-based employees and a limited number of employees on a voluntary basis; in addition, we continue to impose some travel restrictions. In addition, our manufacturing and supply chain operations have experienced significant constraints, with component shortages and delays broadly impacting the industry as a whole. We continue to work closely with our contract manufacturers and supply chain partners who have experienced delays in component sourcing, workforce disruptions and governmental restrictions on the production and export of their products. Although we have worked diligently to drive improvements in these areas, including funding additional working capital and incremental purchase commitments, these delays have negatively impacted our ability to supply products to our customers on a timely basis. We have increased our purchase commitments and expect to continue to invest in working capital to address delays in component sourcing and the risk of future COVID-19 related supply chain disruptions, but we cannot be certain that such delays or disruptions will not occur.
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
Results of Operations
Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020
Revenue, Cost of Revenue and Gross Margin (in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change in		2021	2020	Change in
	$	$	$	%	$	$	$	%
Revenue
Product	$604,160	$480,242	$123,918	25.8%	$1,709,772	$1,312,561	$397,211	30.3%
Service	144,537	125,189	19,348	15.5	413,806	356,469	57,337	16.1
Total revenue	748,697	605,431	143,266	23.7	2,123,578	1,669,030	454,548	27.2
Cost of revenue
Product	243,342	199,465	43,877	22.0	687,554	539,526	148,028	27.4
Service	26,740	21,004	5,736	27.3	77,959	62,202	15,757	25.3
Total cost of revenue	270,082	220,469	49,613	22.5	765,513	601,728	163,785	27.2
Gross profit	$478,615	$384,962	$93,653	24.3%	$1,358,065	$1,067,302	$290,763	27.2%
Gross margin	63.9%	63.6%			64.0%	63.9%

Revenue by Geography (in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	% of Total	2020	% of Total	2021	% of Total	2020	% of Total
Americas	$557,814	74.5%	$452,693	74.8%	$1,573,835	74.2%	$1,289,182	77.2%
Europe, Middle East and Africa	121,722	16.3	89,588	14.8	330,044	15.5	226,189	13.6
Asia-Pacific	69,161	9.2	63,150	10.4	219,699	10.3	153,659	9.2
Total revenue	$748,697	100.0%	$605,431	100.0%	$2,123,578	100.0%	$1,669,030	100.0%
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
    Product revenue increased $123.9 million, or 25.8%, and $397.2 million, or 30.3%, for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. These increases reflected increased demand for our products from new and existing customers, including broader market acceptance of our enterprise and campus products. Service revenue increased $19.3 million, or 15.5%, and $57.3 million, or 16.1%, in the three and nine months ended September 30, 2021, compared to the same periods in 2020, as a result of continued growth in initial and renewal support contracts as our customer installed base has continued to expand. International revenues represented 25.5% and 25.8% of total revenues in the three and nine months ended September 30, 2021, respectively, increasing from 25.2% and 22.8% compared to the same periods in the prior year. These changes reflected increased international purchases by our large global end customers in addition to increased demand from our in-region end customers. We continued to experience competitive pricing pressure on our products and services.
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
    Cost of revenue increased $49.6 million, or 22.5%, and $163.8 million, or 27.2%, for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. These increases were primarily driven by a corresponding increase in product and service revenues, coupled with an increase in component expedite and manufacturing capacity related costs.
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
    Gross margin increased from 63.6% to 63.9% for the three months ended September 30, 2021, and slightly increased from 63.9% to 64.0% for the nine months ended September 30, 2021, compared to the same periods in 2020. The increases in each period were favorably impacted by a reduced proportion of our sales to larger end customers who generally receive larger discounts, and adversely impacted by increased supply chain and product transition-related costs, including some excess and obsolete inventory-related charges.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change in		2021	2020	Change in
	$	$	$	%	$	$	$	%
Operating expenses:
Research and development	$153,093	$128,049	$25,044	19.6%	$428,873	$352,747	$76,126	21.6%
Sales and marketing	69,740	53,372	16,368	30.7	211,385	161,695	49,690	30.7
General and administrative	22,488	15,146	7,342	48.5	58,856	47,814	11,042	23.1
Total operating expenses	$245,321	$196,567	$48,754	24.8%	$699,114	$562,256	$136,858	24.3%
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
    Research and development expenses increased $25.0 million, or 19.6%, and $76.1 million, or 21.6%, in the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The increases were primarily driven by an increase in personnel costs of $17.9 million and $53.6 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020 mainly due to headcount growth. In addition, new product introduction costs increased by $3.2 million and $24.1 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. These increases were partly offset by a decrease in merger-related costs of $5.9 million for the nine months ended September 30, 2021, compared to the same period in 2020, associated with our acquisition of Big Switch Networks ("Big Switch") in 2020.
Sales and marketing
    Sales and marketing expenses consist primarily of personnel costs, marketing, trade shows, and other promotional activities, and an allocated portion of facility and IT costs. We expect our sales and marketing expenses to increase in absolute dollars as we continue to expand our sales and marketing efforts worldwide.
    Sales and marketing expenses increased $16.4 million, or 30.7%, and $49.7 million, or 30.7%, for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, which was primarily caused by increased personnel costs driven by headcount growth.
General and administrative
    General and administrative expenses consist primarily of personnel costs and professional services costs. General and administrative personnel costs include those for our executive, finance, human resources and legal functions. Our professional services costs are primarily related to external legal, accounting and tax services.
    General and administrative expenses increased $7.3 million, or 48.5%, and $11.0 million, or 23.1%, in the three and nine months ended September 30, 2021 compared to the same periods in 2020, which was primarily driven by increased personnel costs which primarily consists of increased stock-based compensation expenses.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change in		2021	2020	Change in
	$	$	$	%	$	$	$	%
Other income, net:
Interest income	$1,636	$4,319	$(2,683)	(62.1)%	$5,553	$24,649	$(19,096)	(77.5)%
Gain on sale of marketable securities	—	9,432	(9,432)	(100.0)	—	9,432	(9,432)	(100.0)
Other income (expense), net	(290)	(527)	237	(45.0)	(913)	(444)	(469)	105.6
Total other income, net	$1,346	$13,224	$(11,878)	(89.8)%	$4,640	$33,637	$(28,997)	(86.2)%
    The unfavorable change in other income, net, during the three and nine months ended September 30, 2021 as compared to the same periods in 2020 was primarily caused by significant declines in the yields of government and corporate bonds in our investment portfolio. In addition, we recorded a gain on sale of marketable securities in the three and nine months ended September 30, 2020, which did not recur in the current periods presented.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change in		2021	2020	Change in
	$	$	$	%	$	$	$	%
Income before income taxes	$234,640	$201,619	$33,021	16.4%	$663,591	$538,683	$124,908	23.2%
Provision for income taxes	10,335	33,244	(22,909)	(68.9)%	62,032	87,084	(25,052)	(28.8)%
Effective tax rate	4.4%	16.5%			9.3%	16.2%
    Despite an increase in pre-tax income in each period of 2021 as compared to 2020, our provision for income taxes for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, decreased due to higher tax benefits attributable to stock-based awards, combined with a favorable change in jurisdictional mix of earnings.
Liquidity and Capital Resources
    Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of September 30, 2021, our total balance of cash, cash equivalents and marketable securities was approximately $3.4 billion, of which approximately $493.8 million was held outside the U.S. in our foreign subsidiaries.
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
Cash Flows (in thousands)

	Nine Months Ended September 30,
	2021	2020

	(in thousands)
Cash provided by operating activities	$790,620	$548,190
Cash used in investing activities	(861,363)	(330,476)
Cash used in financing activities	(189,980)	(358,401)
Effect of exchange rate changes	(1,513)	(246)
Net decrease in cash, cash equivalents and restricted cash	$(262,236)	$(140,933)
Cash Flows from Operating Activities
    During the nine months ended September 30, 2021, cash provided by operating activities was $790.6 million, primarily from net income of $601.6 million and non-cash adjustments to net income of $204.8 million driven by stock-based compensation and depreciation and amortization, and a net increase of $15.8 million in working capital requirements. The increase in working capital requirements primarily consisted of a $96.0 million increase in inventory and a $71.3 million increase in prepaid expenses primarily due to prepaid income taxes and deferred product cost of revenue. These cash outflows were largely offset by a $149.6 million increase in product and service deferred revenue driven by customer contracts with acceptance terms and growth in PCS contracts, and a $31.3 million increase in accrued liabilities due to additional supply chain and software development costs.
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
Cash Flows from Investing Activities
    During the nine months ended September 30, 2021, cash used in investing activities was $861.4 million, consisting of purchases of available-for-sale marketable securities of $1,974.9 million, and purchases of property and equipment of $55.5 million, partially offset by proceeds from maturities of marketable securities of $1,158.7 million and proceeds from sale of marketable securities of $19.6 million.
    During the nine months ended September 30, 2020, cash used in investing activities was $330.5 million, consisting of purchases of available-for-sale marketable securities of $2,216.5 million, $66.3 million for the acquisition of Big Switch, and purchases of property and equipment of $7.7 million, partially offset by proceeds from maturities of marketable securities of $1,183.6 million, proceeds from the sale of marketable securities of $773.0 million and proceeds from the sale of one of our investments in privately-held companies of $3.4 million.
Cash Flows from Financing Activities
    During the nine months ended September 30, 2021, cash used in financing activities was $190.0 million, consisting of payments for repurchases of our common stock from the open market of $235.5 million, and employee taxes withheld and paid of $10.6 million upon vesting of restricted stock units, offset partially by proceeds from the issuance of common stock under employee equity incentive plans of $56.1 million.
    During the nine months ended September 30, 2020, cash used in financing activities was $358.4 million, consisting of payments for repurchases of our common stock from the open market of $395.2 million and taxes paid of $5.9 million upon vesting of restricted stock units, offset partially by proceeds from the issuance of common stock under employee equity incentive plans of $42.7 million.
Stock Repurchase Programs
    From time to time, we repurchase our common stock pursuant to our stock Repurchase Programs. The Existing Repurchase Program allows for stock repurchases of up to $1.0 billion through April 2022 and the New Repurchase Program allows for additional stock repurchases of up to $1.0 billion, and these repurchases are funded from working capital. The Repurchase Programs do not obligate us to acquire any of our common stock and may be suspended or discontinued by us at any time without prior notice. During the quarter ended September 30, 2021, we repurchased a total of $134.2 million of our common stock. As of September 30, 2021, the remaining authorized amount for repurchases under the Existing Repurchase Program was $103.2 million and no repurchases have been made under the New Repurchase Program. Refer to Note 6. Stockholders' Equity and Stock-based Compensation and Note 10. Subsequent Events of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for further discussion.
Common Stock Split
    On November 1, 2021, the Company announced a four-for-one split of its common stock effected in the form of a stock dividend to shareholders of record as of the close of business on November 11, 2021. The stock dividend payment date is expected to be on or about November 17, 2021, and trading of the Company’s common stock will begin on a split-adjusted basis on or about November 18, 2021.
Off-Balance Sheet Arrangements
    As of September 30, 2021, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
    Our contractual commitments will have an impact on our future liquidity. Our contractual obligations represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through cash generated from operations and from our existing balances of cash, cash equivalent and marketable securities. As of September 30, 2021, our principal commitments consist primarily of obligations under operating leases for offices and data centers and purchase commitments with our contract manufacturers and suppliers. See Note 5. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for our purchase commitments as of September 30, 2021.

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
Interest Rate Sensitivity
    As of September 30, 2021 and December 31, 2020, we had cash, cash equivalents and available-for-sale marketable securities totaling $3.4 billion and $2.9 billion, respectively. Our portfolio consists of money market funds, corporate bonds, U.S. agency mortgage-backed securities, U.S. treasury securities and commercial paper, with a minimum rating of A- by Standard & Poor’s or A3 by Moody’s. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, significant declines in coupon interest rates could have a material adverse impact on interest income for our investment portfolio, which has occurred recently. To support our liquidity requirements, we plan to maintain a conservative investment policy, which focuses on the safety and preservation of our capital by limiting default risk, market risk, and concentration risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments. The fair market value of our investments in fixed income securities may be adversely impacted due to interest rate fluctuations. We would incur unrealized losses on fixed income securities primarily due to higher interest rates compared to interest rates at the time of purchase. Under certain circumstances, if we are forced to sell our marketable securities prior to maturity, we may incur realized losses on such investments. However, it is not likely we would be required to sell such securities prior to maturity, and because of the conservative and short-term nature of the investments in our portfolio, a change in interest rates is not expected to have a material impact on our consolidated financial statements. As of September 30, 2021, the effect of a hypothetical 100 basis point increase or decrease in overall interest rates would not have had a material impact on our interest income.

Investments in Privately-Held Companies
    Our non-marketable equity investments in privately-held companies are recorded in “Investments” in our condensed consolidated balance sheets. As of September 30, 2021 and December 31, 2020, the total carrying amount of our investments in privately-held companies was $18.2 million and $8.3 million, respectively. See Note 4. Investments of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
    Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
    There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, that occurred during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Risk Factors Summary
Our business is subject to numerous risks and uncertainties, including those highlighted in Part I, Item 1A titled “Risk Factors.” These risks include, but are not limited to, the following:
Risks Related to Our Business and Industry
•the COVID-19 pandemic which has led, among other things, to manufacturing disruptions, supply chain shortages and unpredictable product demand which, in turn, could materially adversely affect our business;
•the networking market is rapidly evolving;
•failure to successfully pursue new products and services and expand into adjacent markets could adversely affect our business;
•our revenue and revenue growth may decline;
•our results of operations may vary significantly from period to period;
•our gross margins vary and may be adversely affected;
•shipment delays could cause revenue to fall;
•some key components in our products come from sole or limited sources of supply which increases the risks of supply shortages, extended lead times or supply changes;
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
Risks Related to Cybersecurity and Data Privacy
•defects, errors or vulnerabilities in our security network products, failure of our products to detect security breaches or incidents, misuse of our products or risks of product liability could harm our business;
•breaches of our cybersecurity systems or other security breaches or incidents could harm our business and our products and result in regulatory fines, required changes to our data handling processes or systems, and liability for damages to affected data subjects.
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
•any reduction or discontinuance of our stock repurchase programs could cause the market price of our common stock to decline;
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
Risks Related to Our Business and Industry
The COVID-19 pandemic, which has led, among other things, to manufacturing disruptions, supply chain shortages and unpredictable product demand, could materially adversely affect our business, financial condition, results of operations and prospects.
The COVID-19 pandemic could have an adverse impact on the business operations of our company and our customers, partners, manufacturers, suppliers, distribution fulfillment centers and service depots. While the vast majority of our employees continue to work from home, we plan to reopen our offices in the first quarter of 2022 subject to health conditions, and this may present operational and other workplace challenges that may affect our business. We experienced, and may continue to experience, manufacturing and supply chain disruptions, components shortages, logistic challenges and increased costs.
Our contract manufacturers in Malaysia, Mexico and the United States are impacted by the pandemic and have experienced shelter in place orders, workforce disruptions and delays in production and exporting products. While our contract manufacturers have made progress to minimize disruptions caused by COVID-19, governments are continuing to impose restrictions on access as a result of COVID-19 variants, which has negatively impacted the staffing and product output of our contract manufacturers. Our contract manufacturers’ activities are further limited by supply constraints. Similar to our manufacturing facilities, our direct fulfillment centers and service depots continue to operate with varying degrees of government restriction on access, which can materially impact our ability to ship products or provide support services to our customers. As a result of COVID-19 related manufacturing disruptions, the lead times for our products have increased and our supply chain costs have increased which has adversely impacted our gross margins. In addition, we have incurred and expect to continue to incur significant purchase commitments and to purchase buffer inventories of components and products that have extended lead times to ensure adequate supply to support long-term customer demand, and this may increase the risk of future excess and obsolete inventory and could have a negative impact on our gross margins.
As the COVID-19 pandemic continues, we have experienced and may continue to experience additional risks including:
•more manufacturing disruptions and supply shortages, including shortages in semiconductors;
•increased lead times for our products including longer lead-times for component parts incorporated into our products which, in turn, can increase the risk of order cancellations;
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
In addition, the COVID-19 pandemic has adversely affected, and may continue to adversely affect, the global economy and financial markets, which may result in an extended economic slowdown or a global recession that could adversely impact our business. Due to the duration of the pandemic, and the uncertainty around the impact of new strains of COVID-19 and the deployment of vaccines around the world, we are unable to predict the full impact of the COVID-19 pandemic on our business operations and financial performance.
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
Our revenue growth rate in previous periods may not be indicative of our future performance. We have experienced annual revenue growth rates of -3.9%, 12.1%, and 30.7% in 2020, 2019, and 2018, respectively. In the future, our revenue growth rates may continue to be volatile as we become more penetrated in our existing customer base and product markets, and as we look to enter and expand into new markets. In addition, COVID-19 related disruptions may have a negative impact on demand from our customers in future periods and on our ability to add new customers. Other factors may also contribute to declines in our growth rates, including changes in demand for our products and services, particularly from our large end customers, changes in capital spending by our large end customers, increased competition, price sensitivities from our customers to increases in our pricing, our ability to successfully manage our expansion or continue to capitalize on growth opportunities, the maturation of our business, general economic and international trade conditions, and our ability to be successful in adjacent markets, such as campus switching, WiFi networking markets and network security markets. For example, we have experienced volatility in demand from certain of our large end customers. Overall demand from larger customers may decline in future periods, which would impact our future revenue growth. You should not rely on our revenue for any prior quarterly or annual period as an indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected and our stock price could be volatile.
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
•our inability to fulfill our end customers’ orders or the cancellation of orders by our end customers due to the unavailability of inventory, supply chain delays, access to key commodities or technologies, manufacturing disruptions or other events that impact our manufacturers or their suppliers;
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
We expect our gross margins to vary over time and the gross margins we have achieved in recent years may not be sustainable and may be adversely affected in the future by numerous factors, including but not limited to changes in end-customer, geographic or product mix, increased price competition, introduction of new products and new business models including the sale and delivery of more software and subscription solutions, increases in material or component costs and production costs including as a result of shortages in supply for semiconductors and other components, entry into new markets or growth in lower margin markets, entry in markets with different pricing and cost structures, pricing discounts given to customers, costs associated with defending intellectual property infringement and other claims and the potential outcomes of such disputes, excess inventory and inventory holding charges, changes in shipment volume, the timing of revenue recognition and revenue deferrals, increased costs arising from tariffs, increased costs arising from epidemics, changes in distribution channels, increased warranty costs, and our ability to execute our operating plans. In addition, inflationary pressures and shortages have increased and we expect will continue to increase costs for certain materials, components, supplies and services. We determine our operating expenses largely on the basis of anticipated revenues and a high percentage of our expenses are fixed in the short and medium term. As a result, a failure or delay in generating or recognizing revenue could cause significant variations in our operating results and operating margin from quarter to quarter. Failure to sustain or improve our gross margins reduces our profitability and may have a material adverse effect on our business and stock price.
Interruptions or delays in shipments could cause our revenue for the applicable period to fall below expected levels.
We have been and could continue to be subject to manufacturing disruptions, supply chain delays, or end-customer buying patterns in which a substantial portion of sales orders and shipments may occur in the second half of each quarter. This places significant pressure on order review and processing, supply chain management, manufacturing, inventory and quality control management, shipping and trade compliance to ensure that we have properly forecasted supply purchasing, manufacturing capacity, inventory and quality compliance and logistics. A significant interruption in these critical functions could result in delayed order fulfillment, adversely affect our business, financial condition, results of operations and prospects and result in a decline in the market price of our common stock.
Because some of the components in our products come from sole or limited sources of supply, we have increased our purchase commitments and are susceptible to supply shortages, extended lead times or supply changes, which could disrupt or delay our scheduled product deliveries to our end customers and may result in the loss of sales and end customers.
Our products rely on components, including merchant silicon chips, integrated circuit components, printed circuit boards, connectors, custom-tooled sheet metal and power supplies that we purchase or our contract manufacturers purchase on our behalf from a limited number of suppliers, including certain sole source providers. Generally, we do not have guaranteed supply contracts with our component suppliers, and our suppliers could suffer shortages, longer lead times, delay shipments, prioritize shipments to other vendors, increase prices or cease manufacturing such products or selling them to us at any time. Supply of these components world-wide are being adversely affected by the COVID-19 pandemic as well as industry consolidation and geopolitical conditions such as international trade wars like the U.S. trade war with China. Such shortages could result in increased component prices, fewer sourcing options, manufacturing disruptions and increased product lead times. In the past, we have also experienced shortages in inventory for dynamic random access memory integrated circuits, semiconductors and delayed releases of the next generation of chipset, which delayed our production and/or the release of our new products.
Although we have increased our purchase commitments to support long-term customer demand, if we are unable to obtain sufficient quantities of these components on commercially reasonable terms or in a timely manner, or if we are unable to obtain alternative sources for these components, shipments of our products could be delayed or halted entirely or we may be required to redesign our products. Any of these events could result in a cancellation of orders, lost sales, reduced gross margins or damage to our end customer relationships, which would adversely impact our business, financial condition, results of operations and prospects.
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
In addition, the COVID-19 pandemic has caused business disruptions around the world and may result in customers delaying or canceling capital expenditures on information technology and network infrastructure, which may affect the overall demand for our products. In light of the manufacturing disruptions and supply chain constraints caused by the COVID-19 pandemic, end customers may also be placing orders in advance of demand to ensure supply. Continuing or worsening economic instability could result in a cancellation of such orders or otherwise adversely affect spending for IT, network infrastructure, systems and tools. A downturn may also significantly affect financing markets, the availability of capital and the terms and conditions of financing arrangements, including the overall cost of financing as well as the financial health or creditworthiness of our end customers. Circumstances may arise in which we need, or desire, to raise additional capital, and such capital may not be available on commercially reasonable terms, or at all.
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
We also expect increased competition if our market continues to expand. As we continue to expand globally, we have seen and continue to see new competition in different geographic regions. In particular, we have experienced and could continue to experience price-focused competition from competitors in Asia, especially from China. As we expand into new markets, we will face competition not only from our existing competitors but also from other competitors, including existing companies with strong technological, marketing, and sales positions in those markets, as well as those with greater resources, including technical and engineering resources, than we do. Conditions in our market could change rapidly and significantly as a result of technological advancements or other factors.
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

We have invested and may continue to invest in or acquire other businesses which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our business, financial condition, results of operations and prospects.
As part of our business strategy, we have made and could continue to make investments in complementary companies, products or technologies which could involve licenses, additional channels of distribution, discount pricing or investments in or acquisitions of other companies. For example, we completed the acquisitions of Awake Security in October 2020 which required management to focus efforts on integrating Awake Security with the company. We may not be able to find suitable investment or acquisition candidates and we may not be able to complete such investments or acquisitions on favorable terms, if at all. If we do complete investments or acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any investments or acquisitions we complete could be viewed negatively by our end customers, investors and securities analysts. Through acquisitions, we continue to expand into new markets and new market segments and we may experience challenges in entering into new market segments for which we have not previously manufactured and sold products, including facing exposure to new market risks, difficulty achieving expected business results due to a lack of experience in new markets, products or technologies or the initial dependence on unfamiliar distribution partners or vendors.
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
Moreover, because our sales are based primarily on purchase orders, our customers may cancel, delay, reduce or otherwise modify their purchase commitments with little or no notice to us. For example, due to the manufacturing disruptions and supply chain constraints caused by the COVID-19 pandemic, end customers may be placing orders in advance of demand to ensure supply. End customers may decide to delay or cancel such orders if economic conditions worsen. This limited visibility regarding our end customers’ product needs, the timing and quantity of which could vary significantly, requires us to rely on estimated demand forecasts to determine how much material to purchase and product to manufacture. Our failure to accurately forecast demand can lead to product shortages which could lead to delays in fulfilling current and future purchase orders that can impede production by our customers and harm our customer relationships. And, in the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to mitigate the effect of the lost revenue on our business, which could materially affect our operating results.
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
Managing our extended supply chain is complex, and our inventory management systems and related supply-chain visibility tools may not enable us to forecast accurately and effectively manage the supply of our products and product components. Our ability to manage our supply chain may also be adversely affected by other factors including shortages of, and extended lead times for, components used to manufacture our products, a reduction or interruption of supply, prioritization of component shipments to other vendors, cessation of manufacturing of such components by our suppliers and geopolitical conditions such as the impact of the COVID-19 pandemic and the U.S. trade war with China. Insufficient component supply, or any increases in the time required to manufacture our products, may lead to inventory shortages that could result in increased customer lead times for our products, delayed revenue, cancellation of orders or loss of sales opportunities altogether as potential end customers turn to competitors’ products that are readily available. In addition, the COVID-19 pandemic has resulted in manufacturing and supply chain disruptions, including temporary closures of certain of our contract manufacturer facilities and shortages of certain components and, as a result, has extended lead times for our products.
In order to reduce manufacturing lead times and plan for adequate component supply, we have issued and expect to continue to issue purchase orders for components and products that are non-cancelable and non-returnable, including purchase commitments for semiconductors. In addition, we may purchase components and products that have extended lead teams and have increased our purchase commitments to ensure adequate supply to support long-term customer demand and mitigate the impact of COVID-19 related supply disruptions. We establish a liability for non-cancelable, non-returnable purchase commitments with our component inventory suppliers for quantities in excess of our demand forecasts, or for products that are considered obsolete. In addition, we establish a liability and reimburse our contract manufacturer for component inventory purchased on our behalf that has been rendered excess or obsolete due to manufacturing and engineering change orders, or in cases where inventory levels greatly exceed our demand forecasts. If we ultimately determine that we have excess inventory or obsolete inventory, we may have to reduce our prices and write down inventory to its estimated realizable value, which in turn could result in lower gross margins. If we are unable to effectively manage our supply and inventory, our business, financial condition, results of operations and prospects could be adversely affected.
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
To the extent that our products are manufactured at facilities in foreign countries, we may be subject to additional risks associated with complying with local rules and regulations in those jurisdictions, including shelter in place orders issued in connection with the COVID-19 pandemic. For example, due to the COVID-19 pandemic, some of our contract manufacturers have experienced temporary closures and labor shortages as a result of shelter in place orders issued in their local jurisdictions. While our manufacturing sites are currently operational, further shelter in place orders, factory closures or reductions in staffing in these or other manufacturing sites would result in material disruptions, increased lead times and supply shortages of our products.
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
We and our contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and analysis from our sales and marketing organizations, adjusted for overall market conditions and other factors. More recently, in order to address supply chain shortages and extended lead times, we have increased our purchase commitments with our contract manufacturers and suppliers, and we have issued and may continue to issue purchase orders for components and products that are non-cancelable and non-returnable including purchase commitments for semiconductors. If our forecasts are materially inaccurate, customers orders are cancelled or if we otherwise do not need such inventory, we may under- or over-procure inventory, and such inaccuracies in our forecasts could materially adversely affect our business, financial condition and results of operations.
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
From time to time, we may become involved in legal proceedings relating to matters incidental to the ordinary course of our business, including patent, copyright, commercial, product liability, employment, class action, whistleblower and other litigation, in addition to governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability and/or require us to change our business practices. For example, we were previously involved in litigation with Cisco and OptumSoft. In addition, on November 25, 2020, WSOU Investments LLC ("WSOU") filed a lawsuit against us in the Western District of Texas asserting that certain of our products infringe three WSOU patents. WSOU's allegations are directed to certain features of our wireless and switching products. WSOU seeks remedies including monetary damages, attorney’s fees and costs. On February 4, 2021, we filed an answer denying WSOU's allegations. The court has set a trial date for August 8, 2022. We intend to vigorously defend against the claims brought against us by WSOU. However, we cannot be certain that any of WSOU's claims will be resolved in our favor, regardless of the merits of those claims. Any adverse litigation ruling could result in a significant damages award against us and injunctive relief.
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
Risks Related to Cybersecurity and Data Privacy
Defects, errors or vulnerabilities in our products, the failure of our products to detect security breaches or incidents, the misuse of our products or the risks of product liability could harm our reputation and adversely impact our operating results.
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
We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners. Computer programmers or other persons or organizations may attempt to penetrate our network security, or that of our website or systems, and access, use, or obtain confidential, personal, or otherwise sensitive or proprietary information about us or our customers, or via these or other methods, including denial of service attacks and other cyberattacks, disrupt or cause interruptions of our service. These risks may increase due to the current COVID-19 pandemic. Because the techniques used to access, disrupt, or sabotage networks and systems change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. In addition, our software and sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain vulnerabilities or defects in design or manufacture, including “bugs” and other problems that could cause the software or applications to fail or otherwise to unexpectedly interfere with the operation of the system or that could result in a breach of or disruption to our systems, products, services or networks or the systems, networks, products, or services of third parties that support us and our services. We also face risks of others gaining unauthorized access to our products and services and introducing malicious software, and such malicious software, defects, bugs or vulnerabilities, or other defects, bugs, or vulnerabilities in our products or services may result in failures or interruptions of our products or services or expose our end-customers' networks, leaving their networks unprotected against the latest security threats. We have also outsourced a number of our business functions to third parties, including our manufacturers, logistics providers, and cloud service providers, and our business operations also depend, in part, on the success of these third parties’ own cybersecurity measures. Similarly, we rely upon distributors, resellers and system integrators to sell our products and our sales operations depend, in part, on the reliability of their cybersecurity measures. Additionally, we depend upon our employees to appropriately handle confidential, sensitive, and proprietary data and deploy our IT resources with the use of security measures designed to prevent exposure of our networks and systems to security breaches and incidents and the loss of data. We and all of the aforementioned third parties also face the risk of ransomware and other malicious software, phishing schemes and other social engineering methods, fraud and other malfeasance, cybersecurity threats from state sponsors and other actors, and intentional or negligent acts or omissions of employees and contractors. Furthermore, our acquisition of Awake Security and our provision of its Network Detection and Response ("NDR") platform may result in us being a more attractive target for such attacks. Accordingly, if our cybersecurity systems and measures or those of any of the aforementioned third parties fail to protect against sophisticated cyber-attacks, other means of effectuating security breaches or incidents, interruptions or other disruptions of our or our third-party service providers’ systems, networks, products, or services, the mishandling of data by employees and contractors, or any other means of unauthorized access to, or use of, our manufacturing process, products, services, networks, systems, or data that we or such third parties maintain, operate, or process, our ability to conduct our business effectively could be damaged in a number of ways, including:
•sensitive data regarding our business or our customers, including intellectual property and other proprietary data, could be stolen or lost, modified, rendered unavailable, or otherwise used or processed;
•our electronic communications systems, including email and other methods, or other systems, and access to or availability of data, could be disrupted or harmed, and our ability to conduct our business operations could be seriously damaged until such systems or data access and availability can be restored, which we may be unable to achieve in a prompt manner or at all;
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
•our manufacturing process, products, services, supply chain, network systems and data could be corrupted; and
•personal data of our customers, employees, contractors, and business partners could be lost, accessed, obtained, modified, disclosed or used without authorization, or otherwise compromised.

Should any of the above events occur, or be perceived to occur, we could be subject to significant claims for liability from our customers and others and regulatory investigations and actions from governmental agencies, and we could be required to expend significant capital and other resources to remediate and otherwise address any data security incident or breach, including to notify individuals, entities, or regulatory bodies and to implement measures in an effort to prevent further breaches or incidents. In addition, our ability to protect our intellectual property rights could be compromised and our reputation and competitive position could be significantly harmed. Also, the regulatory and contractual actions, proceedings, litigation, investigations, fines, penalties and liabilities relating to any actual or perceived data breaches or security incidents that result in losses of, damage or destruction of, or unauthorized access to or acquisition of, credit card information or other personal or sensitive data of users of our services can be significant in terms of fines and reputational impact and necessitate changes to our business operations that may be disruptive to us. Additionally, we could incur significant costs in order to upgrade our cybersecurity systems and other measures in an effort to prevent network and system disruptions and other security breaches and other incidents. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers. Consequently, our financial performance and results of operations could be adversely affected by any of the foregoing types of security breaches, incidents, vulnerabilities, or other matters, or the perception that any of them have occurred.
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
Our income taxes are subject to volatility and could be adversely affected by several factors, many of which are outside of our control, including earnings that are lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; our ability to generate and use tax attributes; changes in the valuation of our deferred tax assets and liabilities; transfer pricing adjustments from tax authorities challenging our methods for valuing developed technology or intercompany arrangements; tax effects of nondeductible compensation, including certain stock-based compensation; tax costs related to inter-company restructuring; changes in accounting principles; imposition of withholding or other taxes on payments by subsidiaries or customers; or a change in our decision to indefinitely reinvest certain foreign earnings.
Significant judgment is required to evaluate our tax positions and determine our income tax liability. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely affect income taxes or additional paid-in capital.
Tax laws are dynamic and subject to change. Changes in tax laws and regulations and interpretations of such laws and regulations, including taxation of earnings outside of the U.S. may have adverse effects on our operating results and could impact the tax treatment of our earnings and cash and cash equivalent balances we currently maintain. Furthermore, due to shifting economic and political conditions, tax policies or rates in various jurisdictions, including the United States, may be subject to significant change. For example, the current administration has proposed tax reform legislation that includes an increase in the U.S. corporate income tax rate, changes to provisions addressing global intangible low-taxed income, foreign derived intangible income and the base erosion anti-abuse tax, the disallowance of tax deductions for certain expenses and expiration of, lapses in, or changes to the research and development (“R&D”) tax credit laws, all of which could result in increased marginal corporate tax rates. In addition, a number of countries, including the United States and Ireland as well as the Organization for Economic Cooperation and Development have reached agreement on a global minimum tax initiative. Many countries are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business.

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
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws (including new laws related to climate change), consumer protection laws, privacy, data protection, anti-bribery laws, import/export controls, conflict minerals, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. For example, the EU has implemented the General Data Protection Regulation (“GDPR”). The GDPR provides for substantial obligations relating to the handling, storage and other processing of data relating to individuals and administrative fines for violations, which can be up four percent of the previous year’s annual revenue or €20 million, whichever is higher. We have relied on the E.U.-U.S. and Swiss-U.S. Privacy Shield programs, and the use of standard contractual clauses approved by the European Commission ("SCC"), to legitimize these transfers. Both the E.U.-U.S. Privacy Shield and the SCCs have been subject to legal challenge. We continue to analyze the July 2020 “Schrems II” decision by the Court of Justice of the E.U. ("CJEU") and its impact on our data transfer mechanisms as well as subsequent guidance from data privacy regulators and new SCCs published by the European Commission in June 2021. The effects of the CJEU's decision and related developments relating to cross-border data transfer are uncertain and difficult to predict. Among other effects, we may experience additional costs associated with increased compliance burdens and new contract negotiations with third parties that aid in processing data on our behalf. We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of residents of the European Economic Area (“EEA”). The regulatory environment applicable to the handling of EEA residents’ personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results, and financial condition. Further, the UK has implemented legislation that substantially provides for the GDPR, which provides for fines of up to the greater of 17.5 million British Pounds or four percent of the previous year’s annual revenue, whichever is higher. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear following the UK’s exit from the EU, including with respect to regulation of data transfers between EU member states and the UK.
Several jurisdictions have passed new laws and regulations relating to privacy, data protection, and other matters, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. For example, the California Consumer Privacy Act (“CCPA”) became operative on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. Certain aspects of the CCPA and its interpretation remain uncertain and are likely to remain uncertain for an extended period. Further, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved in the November 3, 2020 election. The CPRA modifies the CCPA significantly, creating obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. Passage of the CPRA has resulted in further uncertainty and may require us to incur additional costs and expenses in an effort to comply. In addition to the CCPA, numerous other states’ legislatures are considering similar laws that will require ongoing compliance efforts and investment. For example, in March 2021, Virginia enacted a Consumer Data Protection Act that will go into effect on January 1, 2023 and in June 2021, Colorado enacted a Colorado Privacy Act that will go into effect on July 1, 2023, both of which share similarities with the CCPA, CPRA, and legislation proposed in other states.
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
We have adopted stock repurchase programs to repurchase shares of our common stock; however, any future decisions to reduce or discontinue repurchasing our common stock pursuant to our stock repurchase programs could cause the market price for our common stock to decline.
Although our board of directors has authorized stock repurchase programs, any determination to execute our stock repurchase programs will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, and other factors, as well as our board of director’s continuing determination that the repurchase programs are in the best interests of our shareholders and is in compliance with all laws and agreements applicable to the repurchase programs. Our stock repurchase programs do not obligate us to acquire any common stock. If we fail to meet any expectations related to stock repurchases, the market price of our common stock could decline, and could have a material adverse impact on investor confidence. Additionally, price volatility of our common stock over a given period may cause the average price at which we repurchase our common stock to exceed the stock’s market price at a given point in time.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate and may dilute your voting power and your ownership interest in us. Based on shares outstanding as of September 30, 2021, holders of approximately 21.3% of our common stock have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, we have registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. If holders, by exercising their registration rights, sell large numbers of shares, it could adversely affect the market price of our common stock.
Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.
Our directors, executive officers and each of our stockholders who own greater than 10% of our outstanding common stock together with their affiliates, in the aggregate, beneficially own approximately 20.6% of the outstanding shares of our common stock, based on shares outstanding as of September 30, 2021. As a result, these stockholders, if acting together, could exercise a significant level of influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
    On May 2, 2019, we announced that our board of directors had authorized a $1.0 billion stock repurchase program (the “Existing Repurchase Program”), and on November 1, 2021, we announced that our board of directors increased the authorization to repurchase its outstanding common stock by $1.0 billion (the “New Repurchase Program"). See Note 6. Stockholders’ Equity and Stock-Based Compensation and Note 10. Subsequent Events of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of the Quarterly Report on Form 10-Q. Our stock repurchases under the Existing Repurchase Program during the three months ended September 30, 2021 were as follows and no repurchase was made under the New Repurchase Program (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
July 1, 2021 - July 31, 2021	—	$—	—	$237,329
August 1, 2021 - August 31, 2021	—	—	—	237,329
September 1, 2021 - September 30, 2021	376	356.72	376	103,172
	376		376
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
    Arista Networks Limited, one of our subsidiaries, authorized certain third-party resellers in Russia to periodically file notifications with, or apply for import licenses and permits from, the FSB on our behalf in connection with the importation of our products into Russia, as permitted under the OFAC General License. In the quarter ended September 30, 2021, resellers filed one or more notifications with and/or applied for one or more import licenses and permits from the FSB on our behalf. There was no gross revenue or net profits of the Company or any subsidiary directly associated with these filing activities. The Company and its subsidiaries do not sell products or provide services to the FSB. The Company and its subsidiaries will continue to authorize our resellers to file notifications with and apply for import licenses and permits from the FSB to qualify our products for importation and distribution in the Russian Federation to the extent permitted by applicable law.

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

Arista Networks, Inc.
(Registrant)

Date:	November 1, 2021	By:	/s/ JAYSHREE ULLAL
Jayshree Ullal
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 1, 2021	By:	/s/ ITA BRENNAN
Ita Brennan
Chief Financial Officer
(Principal Accounting and Financial Officer)