Form 10-K
period 2021-12-31
Arista Networks, Inc.
filed 2022-02-15
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $21,908,602,716 as of June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing price of the registrant’s common stock on the New York Stock Exchange on such date. Shares held by persons who may be deemed affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
On February 8, 2022, 307,766,578 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of December 31, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•the capabilities of our technology including our cloud networking platform;
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
•our inability to fulfill our end customers’ orders due to supply chain delays, access to key commodities or technologies or events that impact our manufacturers or their suppliers such as the recent U.S. trade wars or the impact of the global coronavirus ("COVID-19") pandemic;
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

PART I
Item 1. Business
Arista Networks pioneered data-driven, cognitive cloud networking for large-scale data center and campus workspace environments. At the core of Arista's platform is an advanced network operating system, Arista's Extensible Operating System ("EOS"), combined with a set of network and Ethernet switching and routing platforms based on merchant silicon. We are a leader in cloud networking solutions delivering high performance, scalability, availability, programmability, automation, and visibility.
In recent years, we have brought the operational consistency and principles of cloud networking to the broader enterprise and campus markets with our Cognitive Cloud Networking approach, extending EOS across the enterprise data center and campus wired and wireless workspace. CloudVision®, our workload orchestration and automation solution, leverages EOS based network wide data models to deliver turnkey automation and configuration capabilities across data center, wired and wireless workspaces, multi-cloud, and WAN routing use cases.
In 2020, we completed the acquisition of Big Switch Networks, a pioneer in network monitoring software and Awake Security, an AI-driven network detection and response (NDR) company. We believe the integration of these capabilities with Arista’s network-wide, data-based visibility and telemetry offerings delivers the next generation of operationally efficient network security and visibility solutions.
In addition, we continued to expand our 400G product portfolio for both enterprise and cloud customers with the introduction of the next generation 7050X/7060X and 7300X Series switches delivering performance and cost benefits for customers of all sizes as they transition to 400G. We also continue to expand our cognitive campus edge portfolio with the new C-360 Wi-Fi 6E access point to take advantage of the greater capacity, higher bandwidth, and lower latency of Wi-Fi 6E.
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
Our Market Opportunity
We compete primarily in the data center switching market for 10 Gigabit Ethernet and above, excluding blade switches. We added advanced routing capabilities to our R-Series switches, which in addition to switching address the Data Center Interconnect (DCI) market, cloud-grade routing, next-generation network edge and parts of the wide area networking routing market. We also compete in the enterprise campus market for 1 Gigabit Ethernet switching and above and in the cloud-managed wireless networking market. In addition, our acquisitions of Big Switch Networks and Awake Security enhance our ability to address a portion of the Network Monitoring and NDR security markets.
We believe that cloud computing represents a fundamental shift from traditional legacy network architectures. As organizations of all sizes have moved workloads to the cloud, spending on cloud and next-generation data centers has increased rapidly, while traditional legacy IT spending has grown more slowly.
Our Customers
As of December 31, 2021, we had delivered our cloud networking solutions to over 8,000 end customers worldwide. Our end customers span a range of industries and include large internet companies, service providers, financial services organizations, government agencies, media and entertainment companies and others. For the years ended December 31, 2021, 2020 and 2019, purchases by Microsoft accounted for more than 10% of our total revenue.
Cloud Networking and Digital Transformation Market Drivers

Digital transformation is fundamentally changing the way IT infrastructure is built and how applications are delivered from a cloud environment. In cloud computing, applications are distributed across thousands of servers. These servers are connected with high-speed network switches that, together, form a pool of resources that allows applications to be rapidly deployed and cost-effectively updated. Cloud computing enables ubiquitous and on-demand network access to these applications from internet-connected devices including personal computers, tablets, Internet of Things (IoT) devices, and smartphones.
Nearly all consumer applications today are delivered as cloud services. Enterprise applications are rapidly moving to the cloud as cloud services are easier and more cost effective to deploy, scale and operate than traditional applications. Internet leaders like Amazon, Meta Platforms, Google, and Microsoft pioneered the development of large-scale cloud data centers in order to meet the growing demands of their users, including business customers. Enterprises and service providers around the world are adopting cloud computing technologies in order to achieve similar performance improvements and cost reductions.
The aggregate network bandwidth in the cloud can be orders of magnitude higher than typical legacy data center networks. Therefore, the networks in such cloud environments must be architected and built in a new way. We refer to these next-generation data center networks as cloud networks. Cloud networks must deliver high capacity, high availability and predictable performance, and must be programmable to allow integration with third-party applications for network management, automation, orchestration, and network services.

Examples of key secular trends driving network transformation are illustrated below:

DIGITAL TRANSFORMATION
STREAMING MEDIA
SECURE ACCESS SERVICE EDGE
REMOTE WORK
CloudVision
ARISTA
AVA
EVPN
VXLAN
MACsec
NetDL
State
ECMP
DMF
CLI
State Streaming
eAPI
Linux Kernel
AI-Based
AVA
IOT/xOT
5G & AI/ML
CLOUD

Limitations of Traditional Enterprise Data Center and Campus Networks
We believe that cloud networks and legacy networks are fundamentally different. In a traditional data center, specific applications are installed on a small number of servers and most network traffic is server-to-client, or “north-south” traffic, which results in perhaps a few terabits/second of aggregate network bandwidth. In the cloud, most network traffic is server-to-server, or “east-west” traffic. The aggregate network bandwidth in the cloud can exceed 1 petabit/second, orders of magnitude higher than that of typical legacy data center networks.
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
Traditional enterprise wired and wireless campus networks must cope with an ever-increasing number of endpoint IoT devices for users to be connected anywhere. Campus administrators have sought to address the resulting increased network complexities and bottlenecks through the adoption of a myriad of platforms, operating systems, proprietary features and network management tools. Coupled with the explosive growth of IoT and the requirement for workloads, the operational costs of managing these complexities have become prohibitive.
Our Cloud Networking Solutions

The core of Arista's platform is an advanced network operating system, Arista's EOS, which was designed to be fully programmable, modular and reliable. The programmability of EOS has allowed us to expand our software applications to address the ever-increasing demands of cloud networking, including data driven workflow automation, network visibility, analytics and network detection and response, and has further allowed us to integrate rapidly with a wide range of third-party applications for virtualization, management, automation, orchestration and network services.
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
High Availability
Our highly modular EOS software architecture was designed to be fault-isolating and self-healing in order to deliver higher availability compared to legacy network operating systems. In addition, our customers can non-disruptively upgrade our switches running in the network using our Smart System Upgrade ("SSU") application, without interrupting the network service.
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
Through the integration of DataANalyZer ("DANZ") features native to Arista switches with Big Switch’s monitoring software, we provide the DANZ Monitoring Fabric (DMF). DMF delivers network traffic analysis, data analytics and contextual insights to enterprises looking for network-wide observability.
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
Arista network detection and response (NDR) is an advanced solution that delivers answers, not alerts. By combining artificial intelligence with human expertise, Arista NDR autonomously hunts for both insider and external attacker behaviors, while providing triage, digital forensics and incident response across the entire network — campus workspace, data center, IoT/OT and cloud networks
Lower Total Cost of Ownership
Our cloud networking platform offers architectural and system advantages that provide our customers with cost-effective and highly available cloud networking solutions. We believe our programmable, scalable leaf-spine architectures, combined with our applications, significantly reduce networking costs when compared to legacy network designs, enabling faster time to service and improved availability. Our automation tools reduce the operational costs of provisioning, managing and monitoring a data center network and speed up service delivery. Our visibility tools provide high levels of visibility into complex network environments without the need for additional data collection equipment. As a result, this lowers operational costs because fewer network engineers are needed to operate large networks.
Cognitive Campus Workspace
Arista’s solutions apply the principles of cognitive cloud computing to campus networks, with the intent of disrupting the wasteful, oversubscribed legacy three-tier architecture of access-aggregation-core. As the devices move to more disparate IoT for voice, video, and data traffic, Arista is addressing these trends in the campus network by using cognitive controls and analytics, driven by a single-image operating system that extends across the campus and the data center.
Using a cloud-based approach reduces operational costs by incorporating a network that is a seamless end-to-end solution rather than silos of different places in the network. Arista’s cognitive campus workspace is a data-driven model coupled with our unified dashboard for wired/wireless edge for next gen zero touch campus deployments. Together, with zero trust security, the cognitive campus drives multifaceted visibility for Internet of things ("IoT") and operational technology ("OT") applications.

Our Cognitive Campus Networking solutions are based on three principles:
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
Securing The Campus - Securing the Campus requires a holistic approach to network segmentation, device compliance and auditing, as well as service integration with our security partners. We deliver these capabilities through EOS, DMF, NDR and CloudVision.
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
Extensible Operating System
The core of our cloud networking platform is our data-driven operating system, EOS, which runs on top of standard Linux and offers programmability at all layers of the stack. System state and data are stored in EOS and maintained in a highly efficient, centralized system database where data is accessed via an automated publish/subscribe model. This distinct design principle provides module independence, self-healing resiliency, and multi-process software stability.
Arista has continued to evolve the principle of EOS State Orientation from a single-system state database, to NetDB where the network device state is centralized across hundreds of systems, to the EOS Network Data Lake (NetDL) where, in addition to network device state, additional data sources have been added including packet data, flow data, and external enrichment data such as DNS naming and BGP Internet performance data.
We believe we are extending classic Software-Defined Networking (SDN) principles to software-driven networking control and an AI-enabled holistic view with NetDL, while building on Arista’s core pillars of reliability, open standards, and programmability.
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
Workflow Visibility
Through EOS, we have developed a wide range of applications available to our customers for purchase as additional licenses that enable enhanced network monitoring and visibility without requiring additional external monitoring devices. This includes (i) DANZ, which provides access to raw network data for analysis by security, troubleshooting and performance management tools, (ii) Latency/loss ANalyZer (LANZ), which provides access to internal network performance loads and packet loss and latency occurring at the microsecond level, (iii) Network Telemetry, which provides network state information including correlations with the dynamic state of the systems operating on the network such as Hypervisors and, distributed job controls, and (iv) Network Tracers, which provide active integration and diagnostics for various workload conditions dependent upon network performance.
Network Automation
EOS supports Puppet, Chef and Ansible, which enable automatic network configuration in the same manner as servers and storage. In addition, EOS provides tools that greatly reduce network operational costs.
Core Datacenter/Cloud

We offer one of the broadest product lines of datacenter 1/2.5/5/10/25/40/50/100/400 Gigabit Ethernet switches in the industry, comprising of 7000 Series, 7130 Series, 7150 Series, 7160 Series, 7170 Series, 7280 Series, 7500 Series and 7800 Series.
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
CloudVision highlights include: Centralized representation of distributed state based on Arista's Data Lake (NetDL), allowing for a single point of integration and network-wide visibility and analytics; Controller-agnostic support for physical and virtual workload orchestration through open APIs; Turn-key automation for zero touch provisioning, configuration management and network-wide upgrades and rollback; Compliance dashboard for security, audit and patch management; Cognitive AI/ML, driven by Arista's Autonomous Virtual Assist ("AVA") for dynamic insights and recommendations, built on a modern approach of real-time streaming for telemetry and as a replacement for legacy polling per device; Granular visibility and historical troubleshooting with predictive insights across the unified edge wired and wireless networks, including IoTvision, and finally Multi-domain segmentation for the zero trust enterprise, enabling macro-segmentation services (MSS®) for an open and scalable approach for network policy management and with dynamic integrations into security management systems from Arista’s security ecosystem partners.
DANZ Monitoring Fabric (DMF)
DANZ Monitoring Fabric (DMF) is a next-generation network packet broker (NPB) designed for pervasive, organization-wide network observability and security visibility, enabling IT to deliver multi-tenant monitoring-as-a-service. Leveraging Arista's high-performance and versatile 1G/10G/25G, 40G/100G and 400G Ethernet switch platforms with DMF, IT operators can pervasively monitor all user, device/IoT and application traffic (north-south and east-west) by gaining complete visibility into physical, virtual and container environments. DMF switch licenses are procured as subscription software. Additionally, DMF’s advanced services include deep hop-by-hop visibility, predictive analytics, contextual insights and scale-out packet capture — integrated through a single dashboard — to provide simplified network performance monitoring (NPM) and SecMon workflows for real-time and historical context. For enterprises, service providers and cloud providers, DMF provides a one-stop network observability solution for production data centers, enterprise campus/branch and 4G/5G mobile networks.

Arista Network Detection and Response (NDR)
The AI-driven Security Platform, driven by Arista's Autonomous Virtual Assist ("AVA"), deeply analyzes billions of network communications to autonomously discover, profile and classify every device, user and application across any network. Using a multi-dimensional ensemble machine learning approach, Arista NDR then models complex adversarial behaviors and detects threats by connecting the dots across entities, time, protocols and attack stages. By combining artificial intelligence with human expertise, Arista NDR hunts for both insider and external attacker behaviors, while providing triage, digital forensics and incident response across the entire network.
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
We offer multiple service options that allow our customers to select the product replacement service level that best meets their needs. We stock spare parts in over 200 locations around the world through our third-party logistics suppliers. All of our service options include unlimited access to bug-fixes, new-feature-releases, online case management and our community forums.
Sales and Marketing
We market and sell our products through our direct sales force and in partnership with our channel partners, including distributors, value-added resellers, systems integrators and original equipment manufacturer ("OEM") partners. We also sell in conjunction with various technology partners. To facilitate channel coordination and increase productivity, we have created a partner program, the Arista Partner Program, to engage partners who provide value-added services and extend our reach into the marketplace. Authorized training partners perform technical training of our channel partners and end customers. Our partners commonly receive an order from an end customer prior to placing an order with us, and we confirm the identification of the end customer prior to accepting such orders. Our partners generally do not stock inventory received from us.
Our sales organization is supported by systems engineers with deep technical expertise and responsibility for pre-sales technical support and solutions engineering for our end customers, systems integrators, OEMs, and channel partners. A pool of shared channel sales and marketing representatives also supports these teams. Each sales team is responsible for a geographical territory, has responsibility for a number of major direct end-customer accounts or has assigned accounts in a specific vertical market.
Our marketing activities consist primarily of technology conferences, web marketing, trade shows, product demonstrations, seminars and events, public relations, analyst relations, demand generation and direct marketing to build our brand, increase end-customer awareness, communicate our product advantages and generate qualified leads for our field sales force and channel partners.
Seasonality

Our rapid historical growth may have reduced the impact of seasonal or cyclical factors that might have influenced our business to date. As our increasing size may cause our growth rate to slow, seasonal or cyclical variations in our operations may become more pronounced over time and may materially affect our business, financial condition, results of operations and prospects. We operate on a December 31st year-end and have typically experienced higher sequential product revenue growth in the fourth quarter, followed by flat-to-declining sequential growth in the first quarter of the following year. We believe that this seasonality results from a number of factors, including the procurement, budgeting and deployment cycles of many of our end customers. In addition, the current industry-wide supply chain shortages and extended lead times and their impact on our ability to ship products to our customers in a timely manner may disrupt typical seasonal trends.
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
Our contract manufacturing partners procure the majority of the components needed to build our products and assemble our products according to our design specifications. This allows us to leverage the purchasing power of our contract manufacturing partners. We retain complete control over the bill of materials, test procedures and quality assurance programs. Our personnel work closely with our partners and review on an ongoing basis forecasts, inventory levels, processes, capacity, yields and overall quality. Our contract manufacturing partners procure components and assemble our products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based upon historical trends and analyses from our sales and product management functions as adjusted for overall market conditions. For example, current industry-wide supply chain shortages have resulted in extended lead times for components and have required us to extend the time horizon of our demand forecasts.
Our products rely on key components, including merchant silicon, integrated circuit components and power supplies purchased from a limited number of suppliers, including certain sole source providers. We also expect to see increased consolidation among our component suppliers. Generally, neither we nor our contract manufacturers have a written agreement with these component providers to guarantee the supply of the key components used in our products, nor do we have exclusive rights to such key components, and our suppliers could suffer shortages, delay shipments, prioritize shipments to other vendors, increase prices or cease manufacturing such products or selling them to us at any time. The supply of components may also be adversely affected by geopolitical conditions such as international trade wars like the U.S. trade war with China and the impact of public health epidemics like the coronavirus.
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
We also face competition from other companies and new market entrants, current technology partners and end customers who may acquire or develop network switches and cloud service solutions for internal use and/or to broaden their portfolio of products to market and sell to customers. Some of these competitors are developing networking products based on off-the-shelf or commoditized hardware technology, or “white box” hardware, particularly where an end customer’s network strategy seeks to emphasize deployment of such product offerings or adopt a disaggregated approach to the procurement of hardware and software. End customers may also increase their adoption of networking solutions based upon open-source network operating systems that may be provided for free and used either on “white box” or proprietary hardware. The entrance of new competitors into our markets or the increased adoption of these new technology solutions or consumption models may cause downward pricing pressures, result in lost sales or otherwise have a material adverse effect on our business, prospects, financial condition and operating results.
In the NDR market, our Arista NDR offerings compete with other network security vendors including Cisco, DarkTrace, and ExtraHop. Lastly, in the network packet broker (NPB) market, Arista DANZ Monitoring Fabric competes with Gigamon, Keysight, and other network monitoring software providers.
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
In addition, in the current industry-wide supply constrained environment, the ability to source components and provide customers with product in a timely manner can result in a significant competitive advantage. While we have extended our demand planning horizons and increased our component purchase commitments, there is no guarantee that suppliers will meet their commitments or that ultimate customer demand will directly match our demand forecasts.
Intellectual Property
Our success and ability to compete depend substantially upon our core technology and intellectual property. We rely on patent, trademark and copyright laws, trade secret protection and confidentiality agreements with our employees, end customers, resellers, systems integrators, manufacturers, and others to protect our intellectual property rights. We file U.S and foreign patent applications to protect our intellectual property and believe that the duration of our issued patents is adequate relative to the expected lives of our products. Patents generally have a duration of twenty years from filing. The remaining duration on the individual patents in our patent portfolio varies.
We cannot assure that any of our patent applications will result in the issuance of a patent or whether the examination process will result in patents of valuable breadth or applicability. In addition, any patents that may be issued may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. We also license software from third parties for integration into our products, including open-source software and other software available on commercially-reasonable terms. We own a number of trademarks in the U.S. and other jurisdictions, including Arista, EOS, CloudVision, CloudStream, CVP, CVX, Health Tracer, MapReduce Tracer, Path Tracer, MXP, MSS, RAIL, Score, SPLINE, SuperSpine, SSU, FlexRoute, NetRollBack, NetDB, OSFP, AlgoMatch, Macro-Segmentation and Macro-Segmentation Service.
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
Successful claims of infringement by a third-party, if any, could prevent us from distributing certain products or performing certain services, require us to expend time and money to develop non-infringing solutions or force us to pay substantial damages, royalties or other fees. We cannot assure that we do not currently infringe, or that we will not in the future infringe, upon any third-party patents or other proprietary rights.
Human Capital Management
At Arista, we seek to maintain an environment that is open, diverse and inclusive, and where our people feel valued, included and accountable. One of Arista’s key principles is always doing the right thing for our employees. We are committed to maintaining the highest level of professional and ethical standards in the conduct of our business around the world. As of December 31, 2021, we employed approximately 2,993 full-time employees worldwide. None of our employees are represented by unions. We consider our relationship with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.
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
During the COVID-19 pandemic, Arista asked its employees to work from home with limited exceptions. Essential workers have been given access to our facilities as may be permitted under applicable laws after instituting additional health and safety measures to reduce the risk of COVID-19. We work to provide safe working environments in our operations.
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
Available Information
Our website is located at www.arista.com and our investor relations website is located at investors.arista.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on the Investors portion of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
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
Risk Factors Summary
Our business is subject to numerous risks and uncertainties, including those highlighted in Part I, Item 1A titled “Risk Factors.” These risks include, but are not limited to, the following:
Risks Related to Our Business and Industry
•the COVID-19 pandemic which has led, among other things, to manufacturing disruptions, supply chain shortages and unpredictable product demand and supply, increased lead times, extended demand planning horizons and increased purchase commitments, all of which, in turn, could materially adversely affect our business;
•the networking market is rapidly evolving;
•failure to successfully pursue new products and services and expand into adjacent markets could adversely affect our business;
•our revenue and revenue growth may decline;
•our results of operations may vary significantly from period to period;
•our gross margins vary and may be adversely affected by an increase in costs including component, shipping and other product costs;
•shipment delays could cause revenue to fall;
•some key components in our products come from sole or limited sources of supply and increases the risk of supply shortages, delays, extended lead times or costs, particularly in the current industry-wide supply constrained environment;
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
•future sales forecasts may be materially inaccurate which could result in incorrect levels of inventory and purchase commitments.
Risks Related to Intellectual Property and Other Proprietary Rights
•assertions by third parties of intellectual property infringement could harm our business;
•failure to protect our intellectual property rights could harm our competitive position;
•we rely on the availability of licenses to third-party software and other intellectual property;
•failure to comply with open-source software licenses could restrict our ability to sell our products;
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
•if our critical accounting estimates are based on incorrect assumptions, our results of operations could fall below analyst and investor expectations and result in a decline in the market price of our common stock;
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

Risks Related to Our Business and Industry
The COVID-19 pandemic, which has led, among other things, to manufacturing disruptions, supply chain shortages and unpredictable product demand and supply, extended demand planning horizons and increased purchase commitments, could materially adversely affect our business, financial condition, results of operations and prospects.
The COVID-19 pandemic has had and could continue to have an adverse impact on the business operations of our company and our customers, partners, manufacturers, suppliers, distribution fulfillment centers and service depots. The vast majority of our employees continue to work from home, and this remote model could present operational and other workplace challenges over time that may affect our business. We have also experienced, and may continue to experience, manufacturing and supply chain disruptions, components shortages, increased component lead times, unpredictability of supply, logistic challenges and increased costs.
Our contract manufacturers in Malaysia, Mexico and the United States are impacted by the pandemic and have experienced shelter in place orders, workforce disruptions, delays and increased costs for production, transit and the import and export of products. While our contract manufacturers have made progress to minimize disruptions caused by COVID-19, governments are continuing to impose restrictions on access as a result of COVID-19 variants, which has negatively impacted the staffing and product output of our contract manufacturers. Our contract manufacturers’ activities are further limited by supply constraints caused by disruptions in the manufacturing activities of our suppliers. Similar to our manufacturing facilities, our direct fulfillment centers and service depots continue to operate with varying degrees of government restriction on access, which can materially impact our ability to ship products or provide support services to our customers. As a result of COVID-19 related manufacturing disruptions, the lead times for our products have increased and our supply chain costs have increased which has and may continue to adversely impact our gross margins. In addition, we have had to increase our demand planning horizon to address supply chain shortages, combined with increased component lead times and unpredictability of supply, resulting in significant increases to our purchase commitments and component buffer inventories. There is however no guarantee that suppliers will meet their commitments or that customers' actual demand will directly match our demand forecasts and this has increased the risk of future excess and obsolete inventory and could have a negative impact on our gross margins.
As the COVID-19 pandemic continues, we have experienced and may continue to experience additional risks including:
•more manufacturing disruptions and supply shortages, including shortages in semiconductors;
•increased lead times for our products including longer lead times for component parts incorporated into our products which, in turn, can increase the risk of order cancellations;
•reduced capacity and output at factories and factory closures;
•disruptions in logistics which impact the movement of components and finished products;
•overall increased demand for materials which could result in a limited or unpredictable supply of materials and components that are incorporated in our products;
•delays in product shipments and limits on our ability to provide in-person support services to customers; and
•increased risk of future excess and obsolete inventory as we extend our demand planning horizon and increase our purchase commitments and our inventory buffers.
The COVID-19 pandemic could limit our ability to add new customers and cause sales disruptions, order cancellations, longer upgrade cycles by customers for network equipment and overall lower demand for our products and services. Customers may purchase products in advance of their internal demand which could result in lower purchases in subsequent quarters. In addition, given supply chain constraints, customers may give us more optimistic indications about prospective purchases which could result in lower than expected orders or cancellations of orders. We could also face increased risk of customer defaults and delays in payment.
In addition, the COVID-19 pandemic has adversely affected, and may continue to adversely affect, the global economy and financial markets, which may result in an extended economic slowdown or a global recession that could adversely impact our business. Due to the uncertainty around the duration of the pandemic, the impact of new variants of

COVID-19, the availability, distribution and effectiveness of vaccines and treatments for COVID-19 around the world, the imposition of public safety measures, the impact of the pandemic on the global economy and the impact of COVID-19 on our customers, partners, contract manufacturers and supply chain, we are unable to predict the full impact of the COVID-19 pandemic on our business operations and financial performance. In addition, the COVID-19 pandemic and the various responses to it, may also have the effect of heightening many of the other risks discussed in this “Risk Factors” section.
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
We have made substantial investments to develop new products and services and enhancements to existing products through our acquisitions and research and development efforts to expand our product offerings and maintain our revenue growth. If we are unable to anticipate technological changes in our industry by introducing new or enhanced products and services in a timely and cost-effective manner, if we fail to introduce products and services that meet market demand, or if we do not successfully expand into adjacent markets, we may lose our competitive position, our products may become obsolete, and our business, financial condition or results of operations could be adversely affected. For example, as we introduce our 400 GbE and 800 GbE products, our ability to continue to maintain our competitive position with our customers will depend on our ability to deliver these new products in a timely manner and our customers' acceptance of these products. In addition, the evaluation, testing and qualification of our new products by our customers may be lengthy and may require contractual acceptance clauses, which could delay our revenue recognition and impact our revenue and deferred revenue balances.
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
Our revenue growth rate in previous periods may not be indicative of our future performance. We have experienced annual revenue growth rates of 27.2%, -3.9%, 12.1%, and 30.7% in 2021, 2020, 2019, and 2018, respectively. In the future, our revenue growth rates may continue to be volatile as we become more penetrated in our existing customer base and product markets, and as we look to enter and expand into new markets. In addition, COVID-19 related disruptions may cause delays in product shipments or cancellation of orders by end customers, and could have a negative impact on demand from our customers in future periods, and on our ability to add new customers. Other factors may also contribute to declines in our growth rates, including changes in demand for our products and services, particularly from our large end customers, changes in capital spending by our large end customers, increased competition, price sensitivities from our customers to increases in our pricing, our ability to successfully manage our expansion or continue to capitalize on growth opportunities, the maturation of our business, general economic and international trade conditions, and our ability to be successful in adjacent markets, such as campus switching, WiFi networking markets and network security markets. For example, we have experienced volatility in demand from certain of our large end customers. Overall demand from larger customers may decline in future periods, which would impact our future revenue growth. You should not rely on our revenue for any prior quarterly or annual period as an indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected and our stock price could be volatile.
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
•our inability to fulfill our end customers’ orders or the cancellation of orders by our end customers due to the unavailability or unpredictable supply of inventory, supply chain delays, access to key commodities or technologies, manufacturing disruptions or other events that impact our manufacturers or their suppliers;
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
•general economic conditions, both domestically and in foreign markets, and disruptions in our business and the markets due to, among other things, health epidemics, natural disasters, terrorism and other catastrophic events including international trade wars involving the U.S. and China and the political tensions in Russia, Europe and Asia;
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

We expect our gross margins to vary over time and the gross margins we have achieved in recent years may not be sustainable and may be adversely affected in the future by numerous factors, including but not limited to changes in end-customer, geographic or product mix, increased price competition, introduction of new products and new business models including the sale and delivery of more software and subscription solutions, increases in material or component costs and production costs including as a result of shortages in supply for semiconductors and other components, entry into new markets or growth in lower margin markets, entry in markets with different pricing and cost structures, pricing discounts given to customers, costs associated with defending intellectual property infringement and other claims and the potential outcomes of such disputes, higher levels of excess or obsolete inventory and inventory holding charges as a result of extended demand planning horizons due to industry-wide supply shortage, changes in shipment volumes, the timing of revenue recognition and revenue deferrals, increased costs arising from tariffs, increased costs arising from epidemics, changes in distribution channels, increased warranty costs, and our ability to execute our operating plans. In addition, inflationary pressures and shortages have increased and we expect will continue to increase costs for certain materials, components, supplies and services. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in this risk factors section could be heightened. We determine our operating expenses largely on the basis of anticipated revenues and a high percentage of our expenses are fixed in the short and medium term. As a result, a failure or delay in generating or recognizing revenue could cause significant variations in our operating results and operating margin from quarter to quarter. Failure to sustain or improve our gross margins reduces our profitability and may have a material adverse effect on our business and stock price.
Interruptions or delays in shipments could cause our revenue for the applicable period to fall below expected levels.
We have been and could continue to be subject to manufacturing disruptions and supply chain delays. This places significant pressure on supply chain management, manufacturing, inventory and quality control management, shipping and trade compliance to ensure that we have properly forecasted supply purchasing, manufacturing capacity, inventory and quality compliance and logistics. A significant interruption in these critical functions could result in delayed order fulfillment, adversely affect our business, financial condition, results of operations and prospects and result in a decline in the market price of our common stock.
Because some of the components in our products come from sole or limited sources of supply, we have increased our purchase commitments and are susceptible to supply shortages, extended lead times or supply changes, which could disrupt or delay our scheduled product deliveries to our end customers and may result in the loss of sales and end customers.
Our products rely on components, including merchant silicon chips, integrated circuit components, printed circuit boards, connectors, custom-tooled sheet metal and power supplies that we purchase or our contract manufacturers purchase on our behalf from a limited number of suppliers, including certain sole source providers. Generally, we do not have guaranteed supply contracts with our component suppliers, and our suppliers could suffer shortages, longer lead times, delay shipments, prioritize shipments to other vendors, decommit orders, increase prices or cease manufacturing such products or selling them to us at any time. Supply of these components world-wide are being adversely affected by the COVID-19 pandemic as well as industry consolidation and geopolitical conditions such as international trade wars like the U.S. trade war with China and increased political tensions in Russia, Europe or Asia. Such shortages, increased component lead times, reduced allocations of components and decommitments of orders have, and could continue to, result in increased component prices, fewer sourcing options, unpredictability of supply, manufacturing disruptions and increased product lead times. In the past, we have also experienced shortages in inventory for dynamic random access memory integrated circuits, semiconductors and delayed releases of the next generation of chipset, which delayed our production and/or the release of our new products. In addition, we have experienced an increase in cost of certain components.
Although we have increased our purchase commitments to support long-term customer demand, if we are unable to obtain sufficient quantities of these components on commercially reasonable terms or in a timely manner, or if we are unable to obtain alternative sources for these components, shipments of our products could be delayed or halted entirely or we may be required to redesign our products. Any of these events could result in a cancellation of orders, lost sales, reduced gross margins or damage to our end customer relationships, which would adversely impact our business, financial condition, results of operations and prospects. Additionally, if our suppliers do not meet their commitments or actual demand does not directly match with our demand forecasts, it could result in excess or obsolete inventory, which we would be required to write down to its estimated realizable value, which in turn could result in lower gross margins.
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
Our business depends on the overall demand for information technology, network connectivity and access to data and applications. Weak domestic or global economic conditions, fear or anticipation of such conditions, international trade disputes, global pandemics, or a reduction in information technology and network infrastructure spending even if economic conditions improve, could adversely affect our business, financial condition, results of operations and prospects in a number of ways, including longer sales cycles, lower prices for our products and services, higher default rates among our distributors, and reduced unit sales and lower or no growth. For example, the global macroeconomic environment could be negatively affected by, among other things, the COVID-19 pandemic or other epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes between the U.S., China and other countries, increased political tensions in Europe and Asia, instability in the global credit markets, the impact and uncertainty regarding global central bank monetary policy, including the instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union ("EU"), the threat of potential Russian invasion of Ukraine, political tensions between Taiwan and China, political demonstrations, and foreign governmental debt concerns. Such challenges have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets.
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
We also face competition from other companies and new market entrants, including current technology partners, suppliers and end customers or other cloud service providers who may acquire or develop network switches and cloud service solutions for internal use and/or to broaden their portfolio of products to market and sell to customers. Some of these competitors are developing networking products based on off-the-shelf or commoditized hardware technology, or “white box” hardware, particularly where an end customer’s network strategy seeks to emphasize deployment of such product offerings or adopt a disaggregated approach to the procurement of hardware and software. End customers may also increase their adoption of networking solutions based upon open-source network operating systems that may be provided for free and used either on “white box” or proprietary hardware. The entrance of new competitors into our markets or the increased adoption of these new technology solutions or consumption models may cause downward pricing pressures, result in lost sales or otherwise have a material adverse effect on our business, prospects, financial condition and operating results.
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
•risks of unexpected changes in regulatory practices, tariffs and tax laws and treaties;
•greater risk of unexpected changes in tariffs imposed by the U.S. and other countries;
•deterioration of political relations between the U.S. and China, Russia, Canada, Mexico, the United Kingdom and the EU, which could have a material adverse effect on our sales and operations as well as our supply chain in these countries;
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
As part of our business strategy, we have made and could continue to make investments in complementary companies, products or technologies which could involve licenses, additional channels of distribution, discount pricing or investments in or acquisitions of other companies. For example, we completed the acquisition of Awake Security in October 2020 which required management to focus efforts on integrating Awake Security with the company. We may not be able to find suitable investment or acquisition candidates and we may not be able to complete such investments or acquisitions on favorable terms, if at all. If we do complete investments or acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any investments or acquisitions we complete could be viewed negatively by our end customers, investors and securities analysts. Through acquisitions, we continue to expand into new markets and new market segments and we may experience challenges in entering into new market segments for which we have not previously manufactured and sold products, including facing exposure to new market risks, difficulty achieving expected business results due to a lack of experience in new markets, products or technologies or the initial dependence on unfamiliar distribution partners or vendors.
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
We operate on a December 31st year end and have typically experienced higher sequential product revenue growth in the fourth quarter, followed by flat to declining sequential growth in the first quarter of the following year. We believe that this seasonality results from a number of factors, including the procurement, budgeting and deployment cycles of many of our end customers. Our rapid historical growth may have reduced the impact of seasonal or cyclical factors that might have influenced our business to date. If our increasing size causes our growth rate to slow, seasonal or cyclical variations in our operations may become more pronounced over time and may materially affect our business, financial condition, results of operations and prospects. In addition, the current industry-wide supply chain shortages and extended lead times and their impact on our ability to ship products to our customers in a timely manner may disrupt typical seasonal trends.
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
To increase our revenue, we must add new end customers, especially large end customers, and sell additional products and services to existing end customers. For example, one of our sales strategies is to target specific projects at our current end customers because they are familiar with the operational and economic benefits of our solutions, thereby reducing the sales cycle into these customers. We also believe the opportunity with current end customers is significant given their existing infrastructure and expected future spend. Another one of our sales strategies is focused on increasing penetration in the enterprise and campus markets. However, sales strategies focused on expansion to adjacent markets can require more time and effort since enterprise and campus end customers typically start with small purchases, and there is often a long testing period. For this reason, in order to grow our revenue, it is important for us to attract new large end customers. Some factors that may limit our ability to attract new large end customers include, but are not limited to, saturation with certain large cloud networking customers, competition, decreased capital spending by such customers, a limited number of such customers, and a decline in growth at such customers. If we fail to attract new large end customers, including enterprise and campus end customers, or fail to reduce the sales cycle and sell additional products to our existing end customers, our business, financial condition, results of operations and prospects will be harmed.
We expect large purchases by a limited number of end customers to continue to represent a substantial portion of our revenue, and any loss, delay, decline or other change in expected purchases could result in material quarter-to-quarter fluctuations of our revenue or otherwise adversely affect our results of operations.
Historically, large purchases by a relatively limited number of end customers have accounted for a significant portion of our revenue. We have experienced unpredictability in the timing of orders from these large end customers primarily due to changes in demand patterns specific to these customers, the time it takes these end customers to evaluate, test, qualify and accept our products, and the overall complexity of these large orders. We expect continued variability in our customer concentration and timing of sales on a quarterly and annual basis. For example, sales to our end customers Microsoft and Meta Platforms in fiscal 2019 collectively represented 40% of our total revenue, whereas sales to our end customer Microsoft in fiscal 2020 and 2021 amounted to 21.5% and 15.0% of our revenues, respectively, with our end customer Meta Platforms representing less than 10% of our revenues in both fiscal 2020 and 2021. We expect customer concentration with these large customers to be cyclical and linked to new product introductions and customer investment cycles. In addition, we typically provide pricing discounts to large end customers, which may result in lower margins for the period in which such sales occur.
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
Moreover, because our sales are based primarily on purchase orders, our customers may cancel, delay, reduce or otherwise modify their purchase commitments with little or no notice to us. For example, due to the manufacturing disruptions and supply chain constraints caused by the COVID-19 pandemic, end customers may be placing orders in advance of demand to ensure supply. End customers may decide to delay or cancel such orders if economic conditions worsen. This limited visibility regarding our end customers’ product needs, the timing and quantity of which could vary significantly, requires us to rely on estimated demand forecasts to determine how much material to purchase and product to manufacture. Our failure to accurately forecast demand can lead to product shortages which could lead to delays in fulfilling current and future purchase orders that can impede production by our customers and harm our customer relationships. And, in the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to mitigate the effect of the lost revenue on our business, and in addition, could incur increased excess and obsolete inventory charges, all of which could materially affect our operating results.
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
Generally, our products comprise only a part of the network infrastructure and must interoperate with our end customers’ existing infrastructure, specifically their networks, servers, software and operating systems, which may be manufactured by a wide variety of vendors and OEMs. Our products must comply with established industry standards in order to interoperate with the servers, storage, software and other networking equipment in the network infrastructure such that all systems function efficiently together. We depend on the vendors of servers and systems in a data center to support prevailing industry standards. Often, these vendors are significantly larger and more influential in driving industry standards than we are. Also, some industry standards may not be widely adopted or implemented uniformly and competing standards may emerge that may be preferred by our end customers.
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
Managing our extended supply chain is complex, and our inventory management systems and related supply-chain visibility tools may not enable us to forecast accurately and effectively manage the supply of our products and product components. Our ability to manage our supply chain may also be adversely affected by other factors including geopolitical conditions such as the impact of the COVID-19 pandemic and the U.S. trade war with China and increased political tensions in Russia, Europe and Asia. The COVID-19 pandemic and related global geopolitical and economic conditions have resulted in manufacturing and supply chain disruptions, including temporary closures of certain contract manufacturer and supplier facilities which, in turn, have caused (and may continue to cause) shortages of, and extended lead times for, components used to manufacture our products, a reduction, unpredictability or interruption of supply, prioritization of component shipments to other vendors and decommitments of orders. Insufficient component supply, or any increases in the time required to manufacture our products, may lead to inventory shortages and manufacturing disruptions that could result in increased customer lead times for our products, delayed revenue, cancellation of orders or loss of sales opportunities altogether as potential end customers turn to competitors’ products that are readily available.
In order to reduce manufacturing lead times and plan for adequate component supply, we have issued and expect to continue to issue purchase orders for components and products that are non-cancellable and non-returnable, including purchase commitments for semiconductors as disclosed in Note 7. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K. As a result of COVID-19 related supply disruptions, we have extended our demand planning horizon and increased our purchase commitments for components and products in order to support long-term customer demand. There is however no guarantee that suppliers will meet their commitments or that actual customer demand will directly match our demand forecasts. We establish a liability for non-cancellable, non-returnable purchase commitments with our component inventory suppliers for quantities in excess of our demand forecasts, or for products that are considered obsolete. In addition, we establish a liability and reimburse our contract manufacturer for component inventory purchased on our behalf that has been rendered excess or obsolete due to manufacturing and engineering change orders, or in cases where inventory levels greatly exceed our demand forecasts. Our non-cancellable commitments and the cash deposits to secure our purchases to our contract manufacturers are disclosed in Note 7. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K. If we ultimately determine that we have excess inventory or obsolete inventory, we may have to reduce our prices and write down inventory to its estimated realizable value, which in turn could result in lower gross margins. If we are unable to effectively manage our supply and inventory, our business, financial condition, results of operations and prospects could be adversely affected.
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
We and our contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and analysis from our sales and marketing organizations, adjusted for overall market conditions and other factors. More recently, in order to address supply chain shortages and extended lead times, we have extended our demand planning horizon and increased our purchase commitments with our contract manufacturers and suppliers, and we have issued and may continue to issue purchase orders for components and products that are non-cancellable and non-returnable including purchase commitments for semiconductors as disclosed in Note 7. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K. However, there is no guarantee that suppliers will meet their commitments or that actual customer demand will directly match our demand forecasts. Our non-cancellable commitments and the cash deposits to secure our purchases to our contract manufacturers are disclosed in Note 7. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K. If our forecasts are materially inaccurate, customers' orders are cancelled or if we otherwise do not need such inventory, we may under- or over-procure inventory, and such inaccuracies in our forecasts could materially adversely affect our business, financial condition and results of operations.
Risks Related to Intellectual Property and Other Proprietary Rights
Assertions by third parties of infringement or other violations by us of their intellectual property rights, or other lawsuits asserted against us, could result in significant costs and substantially harm our business, financial condition, results of operations and prospects.
Patent and other intellectual property disputes are common in the network infrastructure, network security and Wi-Fi industries and have resulted in protracted and expensive litigation for many companies. Many companies in the network infrastructure, network security and Wi-Fi industries, including our competitors and other third parties, as well as non-practicing entities, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims of patent infringement, misappropriation, or other violations of intellectual property rights against us. From time to time, they have or may in the future also assert such claims against us, our end customers or channel partners whom we typically indemnify against claims that our products infringe, misappropriate or otherwise violate the intellectual property rights of third parties. For example, we have previously been involved in litigation with Cisco and OptumSoft, and are currently involved in litigation with WSOU, which is described in the “Legal Proceedings” subheading in Note 7. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.
As the number of products and competitors in our market increases and overlaps occur or if we enter into new markets, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Any claim of infringement, misappropriation or other violations of intellectual property rights by a third-party, even those without merit, could cause us to incur substantial costs defending against the claim, distract our management from our business and require us to cease use of such intellectual property. In addition, some claims for patent infringement may relate to subcomponents that we purchase from third parties. If these third parties are unable or unwilling to indemnify us for these claims, we could be substantially harmed.
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
We have not registered our trademarks in all geographic markets. Failure to secure those registrations could adversely affect our ability to enforce and defend our trademark rights and result in indemnification claims. Further, any claim of infringement by a third-party, even those claims without merit, could cause us to incur substantial costs defending against such claim, could divert management attention from our business and could require us to cease use of such intellectual property in certain geographic markets.
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
Many of our products and services include software or other intellectual property licensed from third parties, and we otherwise use software and other intellectual property licensed from third parties in our business. This exposes us to risks over which we may have little or no control. For example, a licensor may have difficulties keeping up with technological changes or may stop supporting the software or other intellectual property that it licenses to us. Also, it will be necessary in the future to renew licenses, expand the scope of existing licenses or seek new licenses, relating to various aspects of these products and services or otherwise relating to our business, which may result in increased license fees. These licenses may not be available on acceptable terms, if at all. In addition, a third-party may assert that we or our end customers are in breach of the terms of a license, which could, among other things, give such third-party the right to terminate a license or seek damages from us, or both. The inability to obtain or maintain certain licenses or other rights or to obtain or maintain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could result in delays in releases of products and services and could otherwise disrupt our business, until equivalent technology can be identified, licensed or developed, if at all, and integrated into our products and services or otherwise in the conduct of our business. Moreover, the inclusion in our products and services of software or other intellectual property licensed from third parties on a nonexclusive basis may limit our ability to differentiate our products from those of our competitors. Any of these events could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
From time to time, we may become involved in legal proceedings relating to matters incidental to the ordinary course of our business, including patent, copyright, commercial, product liability, employment, class action, whistleblower and other litigation, in addition to governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability and/or require us to change our business practices. For example, we were previously involved in litigation with Cisco and OptumSoft. In addition, on November 25, 2020, WSOU Investments LLC ("WSOU") filed a lawsuit against us in the Western District of Texas asserting that certain of our products infringe three WSOU patents. WSOU's allegations are directed to certain features of our wireless and switching products. WSOU seeks remedies including monetary damages, attorney’s fees and costs. On February 4, 2021, we filed an answer denying WSOU's allegations. On November 5, 2021, the case was transferred to the Northern District of California; trial has been set for October 23, 2023. We intend to vigorously defend against the claims brought against us by WSOU. However, we cannot be certain that any of WSOU's claims will be resolved in our favor, regardless of the merits of those claims. Any adverse litigation ruling could result in a significant damages award against us and injunctive relief.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. A change in these principles or interpretations could harm our revenue and financial results, and could affect the reporting of transactions completed before the announcement of a change. In addition, we base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in "Management’s Discussion and Analysis of Financial Condition and Results of Operations", in Part II, Item 7, of this Annual Report on Form 10-K, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, inventory valuation and contract manufacturer/supplier liabilities, income taxes and loss contingencies. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations may be adversely affected and may fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
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
Our income taxes are subject to volatility and could be adversely affected by several factors, some of which are outside of our control, including earnings that are lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; our ability to generate and use tax attributes; changes in the valuation of our deferred tax assets and liabilities; transfer pricing adjustments from tax authorities challenging our methods for valuing developed technology or intercompany arrangements; tax effects of nondeductible compensation, including certain stock-based compensation; tax costs related to inter-company restructuring; changes in accounting principles; imposition of withholding or other taxes on payments by subsidiaries or customers; or a change in our decision to indefinitely reinvest certain foreign earnings.
Significant judgment is required to evaluate our tax positions and determine our income tax liability. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely affect income taxes or additional paid-in capital.
Tax laws are dynamic and subject to change. Changes in tax laws and regulations and interpretations of such laws and regulations, including taxation of earnings outside of the U.S. may have adverse effects on our operating results and could impact the tax treatment of our earnings and cash and cash equivalent balances we currently maintain. Furthermore, due to shifting economic and political conditions, tax policies or rates in various jurisdictions, including the United States, may be subject to significant change. For example, the House of Representatives passed the Build Back Better Act containing tax reform legislation that includes changes to provisions addressing global intangible low-taxed income, foreign derived intangible income and the base erosion anti-abuse tax, and the disallowance of tax deductions for certain expenses, all of which could result in increased marginal corporate tax rates if the bill is passed in the Senate. Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminates the option to deduct research and development expenditures currently and requires taxpayers to amortize them over five years pursuant to IRC Section 174. Although Congress is considering legislation that would defer the capitalization and amortization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. If the requirement is not modified, it will materially increase our cash taxes beginning in 2022. We do not, however, anticipate any material change to our effective tax rate as we selected the deferred method of accounting with respect to global intangible low tax income calculations. In addition, several countries, including the United States and Ireland as well as the Organization for Economic Cooperation and Development have reached agreement on a global minimum tax initiative. Many countries are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business.
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
We may further increase or decrease the amount of repurchases of our common stock in the future. Any reduction or discontinuance by us of repurchases of our common stock pursuant to our current stock repurchase programs could cause the market price of our common stock to decline. Moreover, in the event repurchases of our common stock are reduced or discontinued, our failure or inability to resume repurchasing common stock at historical levels could result in a lower market valuation of our common stock.
Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could reduce the market price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate and may dilute your voting power and your ownership interest in us. Based on shares outstanding as of December 31, 2021, holders of approximately 21.1% of our common stock have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, we have registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans. If holders, by exercising their registration rights, sell large numbers of shares, it could adversely affect the market price of our common stock.
Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.
Our directors, executive officers and each of our stockholders who own greater than 10% of our outstanding common stock together with their affiliates, in the aggregate, beneficially own approximately 19.6% of the outstanding shares of our common stock, based on shares outstanding as of December 31, 2021. As a result, these stockholders, if acting together, could exercise a significant level of influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in Santa Clara, California where we currently lease approximately 210,000 square feet of space under a lease agreement that expires in 2023. During the year ended December 31, 2021, we purchased land and the improvements thereon in Santa Clara, California to develop space for our future data centers. In addition, we lease office spaces for data centers, operations, sales personnel and research and development in locations throughout the U.S. and various international locations, including Ireland, Canada, India, and Australia. We also lease data centers in the U.S., Ireland and Australia. We believe that our current facilities are adequate to meet our current needs and are being utilized by our business.
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
Our common stock is listed on the NYSE under the symbol “ANET”. As of February 8, 2022, there were 57 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Stock Performance Graph
The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.
The following graph compares the cumulative total return of our common stock with the total return for the NYSE Composite Index and the Standard & Poor’s 500 Index (the “S&P 500”) from December 30, 2016 (the last trading day of the year) to December 31, 2021.
The graph assumes $100 was invested at the market close on December 30, 2016 in the Company’s common stock and in each of the aforementioned indices with the re-investment of dividends, if any. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
Arista Networks Inc
NYSE Composite
S&P 500
$650.00
$600.00
$550.00
$500.00
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
2016
2017
2018
2019
2020
2021

Securities Authorized for Issuance Under Equity Compensation Plans
Information about securities authorized for issuance under our equity compensation plans is provided in Note 8. Stockholders' Equity and Stock-Based Compensation of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.

Recent Sales of Unregistered Equity Securities
There were no sales of unregistered securities during fiscal year 2021.
Issuer Repurchases of Equity Securities
Under our equity incentive plans, certain participants may exercise options prior to vesting, subject to a right of repurchase by us. During the fourth quarter of 2021, there were no repurchases of unvested shares of our common stock made pursuant to our equity incentive plans as a result of us exercising our rights nor pursuant to any publicly-announced plan or program.
Stock Repurchase Programs
In April 2019, our board of directors authorized a $1.0 billion stock repurchase program (the “Repurchase Program”). This authorization allowed us to repurchase shares of our common stock over three years and we completed our repurchases under the Repurchase Program during the fourth quarter of 2021. In the fourth quarter of 2021, our board of directors authorized an additional $1.0 billion stock repurchase program (the “New Repurchase Program”). This authorization allows us to repurchase shares of our common stock and will be funded from working capital. Repurchases may be made at management's discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The New Repurchase Program commenced in the fourth quarter of 2021, and expires on the three-year anniversary thereof. The New Repurchase Program does not obligate us to acquire any of our common stock and may be suspended or discontinued by the company at any time without prior notice. Our repurchases for the three months ended December 31, 2021 are disclosed in the table below (in thousands, except per share amounts). For our repurchase activities made during the rest of the year ended December 31, 2021, please refer to Note 8. Stockholders' Equity and Stock-Based Compensation of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
October 1, 2021 - October 31, 2021 (1)	541	$86.36	541	$1,056,436
November 1, 2021 - November 30, 2021 (1)	651	129.00	651	972,418
December 1, 2021 - December 31, 2021	371	122.50	371	927,039
	1,563		1,563
(1) October and November results have been adjusted to reflect the four-for-one stock split effected in the form of a stock dividend in November 2021. See Note 1, Organization and Summary of Accounting Policies, included in Part II, Item 8, of this Annual Report on Form 10-K for details.
Item 6. [Reserved]

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

Overview
Arista Networks pioneered data-driven, cognitive cloud networking for large-scale data center and campus workspace environments. Our cloud networking solutions consist of our Extensible Operating System ("EOS"), a set of network applications and our Ethernet switching and routing platforms. We are a leader in cloud networking solutions delivering high performance, scalability, availability, programmability, workload orchestration, automation and visibility. In recent years, we have sought to bring the operational consistency and principles of cloud networking to the broader enterprise and campus markets with our Cognitive Cloud Networking, extending EOS across the enterprise data center and campus wired and wireless workspaces.
We generate revenue primarily from sales of our switching and routing platforms, which incorporate our EOS software, and related network applications. We also generate revenue from post-contract support ("PCS"), which end customers typically purchase in conjunction with our products, and renewals of PCS. We sell our products through both our direct sales force and our channel partners. As of December 31, 2021, we had delivered our cloud networking solutions to over 8,000 end customers worldwide. Our end customers span a range of industries and include large internet companies, service providers, financial services organizations, government agencies, media and entertainment companies, and others.
Historically, large purchases by a relatively limited number of end customers have accounted for a significant portion of our revenue. We have experienced unpredictability in the timing of orders from these large end customers primarily due to changes in demand patterns specific to these customers, the time it takes these end customers to evaluate, test, qualify and accept our products, and the overall complexity of these large orders. We expect continued variability in our customer concentration and timing of sales on a quarterly and annual basis. For example, sales to our end customers Microsoft and Meta Platforms in fiscal 2019 collectively represented 40% of our total revenue, whereas sales to our end customer Microsoft in fiscal 2020 and 2021 amounted to 21.5% and 15.0% of our revenues, respectively, with our end customer Meta Platforms representing less than 10% of our revenues in both fiscal 2020 and 2021. While we experienced some decline in overall revenue in 2020, the decline in revenue from these large end customers in 2021 was more than offset by stronger sales to our enterprise and other cloud and service provider customers. In addition, we typically provide pricing discounts to large end customers, which may result in lower margins for the period in which such sales occur. We expect customer concentration with these large end customers to be cyclical and linked to new product introductions and customer investment cycles.
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
The markets for cloud networking solutions are highly competitive and characterized by rapidly changing technology, changing end-customer needs, evolving industry standards, frequent introductions of new products and services, and industry consolidation. We expect competition to intensify in the future as the market for cloud networking expands and existing competitors and new market entrants introduce new products or enhance existing products. Our future success is dependent upon our ability to continue to evolve and adapt to our rapidly changing environment. We must also continue to develop market-leading products and features that address the needs of our existing and new customers, and increase sales in the enterprise data center switching, and campus workspace markets. We intend to continue expanding our sales force and marketing activities in key geographies, as well as our relationships with channel, technology and system-level partners in order to reach new end customers more effectively, increase sales to existing customers, and provide services and support. In addition, we intend to continue to invest in our research and development organization to enhance the functionality of our existing cloud networking platform, introduce new products and features, and build upon our technology leadership. We believe one of our greatest strengths lies in our ability to rapidly develop new features and applications.

Our development model is focused on the development of new products based on our EOS software and enhancements to EOS. We engineer our products to be agnostic with respect to the underlying merchant silicon architecture. The programmability of EOS has allowed us to expand our software applications to address the ever-increasing demands of cloud networking, including workflow automation, network visibility, analytics and network detection and response, and has further allowed us to integrate rapidly with a wide range of third-party applications for virtualization, management, automation, orchestration and network services. This enables us to focus our research and development resources on our software core competencies and to leverage the investments made by merchant silicon vendors to achieve cost-effective solutions. We work closely with third-party contract manufacturers to manufacture our products. Our contract manufacturers deliver our products to our third-party direct fulfillment facilities.  We and our fulfillment partners then perform labeling, final configuration, quality assurance testing and shipment to our customers.

COVID-19 Update
The global coronavirus (“COVID-19”) pandemic continues to disrupt and have unpredictable impacts to our global society, economies, financial markets and business activities. We are actively monitoring and evaluating developments as the situation evolves and will continue to take further actions in our approach to address COVID-19. We have prioritized the protection of our employees during this pandemic and, as a result, our offices across the globe have remained closed, limiting access to facilities-based employees and a limited number of employees on a voluntary basis, and continue to impose some travel restrictions. In addition, our manufacturing and supply chain operations have experienced significant constraints, with component shortages, increased supply chain costs and delays broadly impacting the industry as a whole. We continue to work closely with our contract manufacturers and supply chain partners who have experienced delays in component sourcing, workforce disruptions and governmental restrictions on the production and export of their products. Although we have worked diligently to drive improvements in these areas, including funding additional working capital and incremental purchase commitments, these delays have negatively impacted our ability to supply products to our customers on a timely basis. We have increased our purchase commitments and expect to continue to invest in working capital to address delays in component sourcing and the risk of future COVID-19 related supply chain disruptions, but we cannot be certain that such delays or disruptions will not occur.
The extent of the impact of COVID-19 on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration of the pandemic, the breadth and duration of governmental containment measures such as workplace, travel and social distancing restrictions, as well as the reauthorization of or increase in such measures in the event of spikes in COVID-19 infection rates, the success of the COVID-19 vaccination deployment, and the impact on our customers, partners, employees, contract manufacturers and supply chain, all of which are uncertain and cannot be predicted. However, any continued or renewed disruption in manufacturing and supply resulting from the COVID-19 pandemic or related containment measures could negatively impact our business. We also believe that any extended or renewed COVID-19 related economic disruption could have a negative impact on demand from our customers in future periods. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends.
Results of Operations
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Revenue, Cost of Revenue and Gross Margin (in thousands, except percentages)

	Year Ended December 31,
	2021		2020		Change in
	$	% of Revenue	$	% of Revenue	$	%
Revenue
Product	$2,377,727	80.7%	$1,830,842	79.0%	$546,885	29.9%
Service	570,310	19.3	486,670	21.0	83,640	17.2
Total revenue	2,948,037	100.0	2,317,512	100.0	630,525	27.2
Cost of revenue
Product	958,363	32.5	749,962	32.4	208,401	27.8
Service	108,895	3.7	85,664	3.7	23,231	27.1
Total cost of revenue	1,067,258	36.2	835,626	36.1	231,632	27.7
Gross profit	$1,880,779	63.8%	$1,481,886	63.9%	$398,893	26.9%
Gross margin	63.8%		63.9%

Revenue by Geography (in thousands, except percentages)

	Year Ended December 31,
	2021	% of Total	2020	% of Total
Americas	$2,156,183	73.2%	$1,771,992	76.5%
Europe, Middle East and Africa	486,836	16.5	326,729	14.1
Asia-Pacific	305,018	10.3	218,791	9.4
Total revenue	$2,948,037	100.0%	$2,317,512	100.0%
Revenue
Product revenue primarily consists of sales of our switching and routing products, and software licenses. Service revenue is primarily derived from sales of PCS contracts, which is typically purchased in conjunction with our products, and subsequent renewals of those contracts. We expect our revenue may vary from period to period based on, among other things, the timing, size, and complexity of orders, especially with respect to our large end customers.
Product revenue increased by $546.9 million, or 29.9%, in the year ended December 31, 2021 compared to 2020, which reflected stronger demand for our products from new and existing customers, and broader market acceptance of our enterprise and campus products. Service revenue increased by $83.6 million, or 17.2%, in the year ended December 31, 2021 compared to 2020, as a result of continued growth in initial and renewal PCS contracts as our customer installed base continued to expand. International revenues increased from 23.5% in 2020 to 26.8% in 2021, which was mostly driven by increased shipments to our large end customers in the EMEA region.
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
Cost of revenue increased by $231.6 million or 27.7% for the year ended December 31, 2021 compared to 2020. These increases were primarily driven by a corresponding increase in product and service revenues, coupled with an increase in supply chain costs due to increased production capacity and higher volumes.
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
Gross margin slightly decreased from 63.9% for the year ended December 31, 2020 to 63.8% for the year ended December 31, 2021. The change in gross margin was unfavorably impacted by higher supply chain costs, as well as increased service costs to support our growing installed base. These unfavorable impacts were mostly offset by improved product margins due to a reduced proportion of our sales to larger end customers who generally receive larger discounts.
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

	Year Ended December 31,
	2021		2020		Change in
	$	% of Revenue	$	% of Revenue	$	%
Operating expenses:
Research and development	$586,752	19.9%	$486,594	20.9%	$100,158	20.6%
Sales and marketing	286,171	9.7	229,366	9.9	56,805	24.8
General and administrative	83,117	2.8	66,242	2.9	16,875	25.5
Total operating expenses	$956,040	32.4%	$782,202	33.7%	$173,838	22.2%

Research and development.
Research and development expenses consist primarily of personnel costs, prototype expenses, third-party engineering costs, and an allocated portion of facility and IT costs. Our research and development efforts are focused on new product development and maintaining and developing additional functionality for our existing products, including new releases and upgrades to our EOS software and applications. We expect our research and development expenses to increase in absolute dollars as we continue to invest in software development in order to expand the capabilities of our cloud networking platform, introduce new products and features, and continue to invest in our technology.
Research and development expenses increased by $100.2 million, or 20.6%, for the year ended December 31, 2021 compared to 2020. The increase was primarily due to a $67.0 million increase in personnel costs driven by an increase in headcount, and a $32.3 million increase in new product introduction costs, including third-party engineering and other product development costs.
Sales and marketing.
Sales and marketing expenses consist primarily of personnel costs, marketing, trade shows, and other promotional activities, and an allocated portion of facility and IT costs. We expect our sales and marketing expenses to increase in absolute dollars as we continue to expand our sales and marketing efforts worldwide.
Sales and marketing expenses increased by $56.8 million, or 24.8%, for the year ended December 31, 2021 compared to 2020. The increase was primarily driven by increased headcount and higher sales volume resulting in increased compensation costs, including salaries, sales incentive compensation and stock-based compensation.

General and administrative.
General and administrative expenses consist primarily of personnel costs and professional services costs. General and administrative personnel costs include those for our executive, finance, human resources and legal functions. Our professional services costs are primarily related to external legal, accounting, and tax services.
General and administrative expenses increased by $16.9 million, or 25.5%, for the year ended December 31, 2021 compared to 2020. The increase was driven by a $17.7 million increase in personnel costs, primarily stock-based compensation, which was partially offset by a decrease in non-recurring acquisition-related expenses of $4.2 million resulting from the acquisitions of Big Switch and Awake Security in 2020.
Other Income, Net (in thousands, except percentages)
Other income, net consists primarily of interest income from our cash, cash equivalents and marketable securities, gains and losses on our investments in privately-held companies and marketable securities, and foreign currency transaction gains and losses. We expect other income, net may fluctuate in the future as a result of the re-measurement of our private company equity investments upon the occurrence of either observable price changes or impairments, changes in interest rates or returns on our cash and cash equivalents and marketable securities, and foreign currency exchange rate fluctuations.

	Year Ended December 31,
	2021		2020		Change in
	$	% of Revenue	$	% of Revenue	$	%
Other income, net:
Interest income	$7,215	0.2%	$27,139	1.2%	$(19,924)	(73.4)%
Gain on sale of marketable securities	—	—	9,432	0.4	(9,432)	(100.0)
Gain on investments in privately-held companies	—	—	4,164	0.2	(4,164)	(100.0)
Other income (expense)	(1,075)	—	(1,556)	(0.1)	481	(30.9)
Total other income, net	$6,140	0.2%	$39,179	1.7%	$(33,039)	(84.3)%
The unfavorable change in other income, net, during the year ended December 31, 2021 as compared to 2020 was driven by a $19.9 million decrease in interest income, which was primarily caused by significant declines in the yields of government and corporate bonds in our investment portfolio. In addition, we recorded a gain on sale of marketable securities and a gain on investments in privately-held companies in 2020, which did not recur in 2021.
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

	Year Ended December 31,
	2021		2020		Change in
	$	% of Revenue	$	% of Revenue	$	%
Provision for income taxes	$90,025	3.1%	$104,306	4.5%	$(14,281)	(13.7)%
Effective tax rate	9.7%		14.1%
Despite an increase in pre-tax income in 2021 as compared to 2020, our provision for income taxes and effective tax rate decreased in 2021 as compared to 2020. The decrease in our income taxes and effective tax rate was largely attributable to increased tax benefits from stock-based compensation, combined with a favorable change in jurisdictional mix of earnings. These two factors are variable in nature and past results may not be indicative of future results. For further information regarding income taxes and the impact on our results of operations and financial position, refer to Note 10. Income Taxes of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Revenue, Cost of Revenue and Gross Margin (in thousands, except percentages)

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
Revenue
Product revenue decreased by $190.3 million, or 9.4%, in the year ended December 31, 2020 compared to 2019. The decrease was primarily due to the recognition of $125.1 million of deferred product revenue in the year ended December 31, 2019 related to customer acceptance of products shipped in prior periods. In addition, we experienced reduced sales to our larger customers during fiscal 2020, combined with the impact of some COVID-19 related supply constraints. Service revenue increased by $97.1 million, or 24.9% in the year ended December 31, 2020 compared to 2019 as a result of continued growth in initial and renewal support contracts as our customer installed base continued to expand. International revenues remained relatively constant at 23.5% of total revenues in the year ended December 31, 2020, compared to 23.9% in 2019, with a slight decrease in growth in the EMEA region, mostly offset by an increase in growth in our Asia-Pacific region. International revenue generally fluctuates based on the timing of deployments by certain of our large end customers.
Cost of Revenue and Gross Margin
Cost of revenue decreased by $30.7 million or 3.5% for the year ended December 31, 2020 compared to 2019. The decrease in cost of revenue was primarily due to a corresponding decrease in product revenues, and was partially offset by incremental COVID-19 related supply chain costs and increased product transition costs.
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
Research and development
Research and development expenses increased by $23.8 million, or 5.2%, for the year ended December 31, 2020 compared to 2019. The increase was primarily due to a $26.8 million increase in stock-based compensation from new and refresh grants during fiscal 2020, and a $7.8 million increase in acquisition-related expenses and amortization of acquired intangible assets from our acquisition of Big Switch and Awake Security, partially offset by an $11.4 million decrease in new product introduction costs, including third-party engineering and other product development costs.
Sales and marketing
Sales and marketing expenses increased by $15.5 million, or 7.2%, for the year ended December 31, 2020 compared to 2019. The increase was driven by increased headcount, resulting in increased compensation costs, including salaries and stock-based compensation, partially offset by a decrease in travel and other sales and marketing activities due to COVID-19.
General and administrative
General and administrative expenses increased by $4.3 million, or 7.0%, for the year ended December 31, 2020 compared to 2019. The increase was primarily driven by acquisition-related costs from our acquisitions of Big Switch and Awake Security in fiscal year 2020.

Other Income, Net (in thousands, except percentages)

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
Provision for Income Taxes (in thousands, except percentages)

	Year Ended December 31,
	2020		2019		Change in
	$	% of Revenue	$	% of Revenue	$	%
Provision for income taxes	$104,306	4.5%	$2,403	0.1%	$101,903	4,240.7%
Effective tax rate	14.1%		0.3%
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
Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of December 31, 2021, our total balance of cash, cash equivalents and marketable securities was $3.4 billion, of which approximately $576.0 million was held outside the U.S. in our foreign subsidiaries.
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
Cash Flows

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cash provided by operating activities	$1,015,856	$735,114	$963,034
Cash (used in) investing activities	(925,562)	(608,802)	(284,072)
Cash (used in) financing activities	(360,882)	(346,339)	(217,964)
Effect of exchange rate changes	(1,816)	1,966	353
Net increase (decrease) in cash, cash equivalents and restricted cash	$(272,404)	$(218,061)	$461,351
Cash Flows from Operating Activities
Our operating activities consist of net income, adjusted for certain non-cash items, and changes in assets and liabilities.
During the year ended December 31, 2021, cash provided by operating activities was $1.0 billion, primarily from net income of $840.9 million and net non-cash adjustments to net income of $181.9 million, partially offset by a net increase of $6.9 million in working capital requirements. The net non-cash adjustments primarily consist of $186.9 million of stock-based compensation expenses, $50.3 million of depreciation and amortization expenses and $26.8 million of amortization of investment premiums (discounts), all of which were offset by the deferred income tax adjustment of $99.3 million. The increase in working capital primarily consisted of a $170.5 million increase in inventory to help mitigate the impact of COVID-19 related supply chain disruptions, a $134.8 million increase in prepaid and other current assets primarily driven by an increase in deferred cost of sales associated with higher product revenue deferrals, increased inventory deposits to our contract manufacturers, and higher prepaid taxes and other assets. In addition, we had an increase of $127.0 million in accounts receivables due to increased product and service billings. These cash outflows were largely offset by a $278.5 million increase in deferred revenue reflecting ongoing growth in PCS contracts and increased product deferred revenue related to contracts with acceptance terms. In addition, we had a $66.7 million increase in accounts payable related to the volume and timing of production receipts, and an $83.5 million increase in accrued expenses primarily driven by increased supply chain and development costs, as well as accrued compensation-related costs.
During the year ended December 31, 2020, cash provided by operating activities was $735.1 million, primarily from net income of $634.6 million and net non-cash adjustments to net income of $186.2 million, partially offset by a net increase of $85.7 million in working capital requirements. The net non-cash adjustments primarily consisted of $137.0 million of stock-based compensation expenses and $44.6 million of depreciation and amortization expenses. The increase in working capital primarily consisted of a $235.3 million increase in inventory to help mitigate the impact of COVID-19 related supply chain disruptions, partially offset by a $50.4 million increase in deferred revenue, a $41.1 million increase in accounts payable related to the timing of production receipts, and a $17.1 million increase in other liabilities primarily due to an increase in customer contract liabilities.

Cash Flows from Investing Activities
Our investing activities consist of our marketable securities investments, business combinations, investments in privately-held companies, and capital expenditures.
During the year ended December 31, 2021, cash used in investing activities was $925.6 million, primarily consisting of purchases of available-for-sale securities of $2.3 billion, investments and notes receivable in private companies of $19.9 million, and purchases of property, equipment and intangible assets of $64.7 million, partially offset by proceeds of $1.5 billion from maturities of marketable securities, proceeds from the sale of marketable securities of $19.6 million, and the receipt of escrow payments of $1.3 million.
During the year ended December 31, 2020, cash used in investing activities was $608.8 million, primarily consisting of purchases of available-for-sale securities of $2.7 billion, $227.4 million for the acquisitions of Big Switch and Awake Security, and purchases of property, equipment and intangible assets of $15.4 million, partially offset by proceeds of $1.5 billion from maturities of marketable securities, proceeds from the sale of marketable securities of $773.0 million and proceeds from the sale of one of our investments in privately-held companies of $3.4 million.
Cash Flows from Financing Activities
Our financing activities consist of proceeds from the issuance of our common stock under employee equity incentive plans, offset by repurchases of our common stock.
During the year ended December 31, 2021, cash used in financing activities was $360.9 million, consisting primarily of payments for repurchases of our common stock of $411.6 million and taxes paid of $16.5 million upon vesting of restricted stock units, offset partially by proceeds from the issuance of common stock under employee equity incentive plans of $67.2 million.
During the year ended December 31, 2020, cash used in financing activities was $346.3 million, consisting primarily of payments for repurchases of our common stock of $395.2 million and taxes paid of $8.7 million upon vesting of restricted stock units, offset partially by proceeds from the issuance of common stock under employee equity incentive plans of $57.6 million.
Stock Repurchase Programs
In April 2019, our board of directors authorized a $1.0 billion stock repurchase program (the “Repurchase Program”). This authorization allowed us to repurchase shares of our common stock over three years, and we completed our repurchases under the Repurchase Program during the fourth quarter of 2021. Also in the fourth quarter of 2021, our board of directors authorized an additional $1.0 billion stock repurchase program (the "New Repurchase Program"). This authorization allows us to repurchase shares of our common stock and will be funded from working capital. The New Repurchase Program commenced in the fourth quarter of 2021 and expires on the three-year anniversary thereof. The New Repurchase Program does not obligate us to acquire any of our common stock and may be suspended or discontinued by the company at any time without prior notice. As of December 31, 2021, the remaining authorized amount for repurchases under the New Repurchase Program was $927.0 million. Refer to Note 8. Stockholders' Equity and Stock-Based Compensation of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K for further discussion.
Material cash requirements
Our material cash requirements will have an impact on our future liquidity. Our material cash requirements represent material expected or contractually committed future payment obligations. We believe that we will be able to fund these obligations through cash generated from operations and from our existing balances of cash, cash equivalents and marketable securities.
Our material cash requirements include the following contractual and other obligations:
Leases

We have operating lease arrangements for office space, data center, equipment and other corporate assets. As of December 31, 2021, we had lease payment obligations, net of immaterial sublease income, of $87.0 million, with $23.5 million payable within 12 months.
Purchase Obligations
Purchase obligations represent an estimate of all open purchase orders and contractual obligations, made either directly by Arista or by our contract manufacturers on our behalf, in the ordinary course of business for which we have not received the goods or services. As of December 31, 2021, we had $2.5 billion of such purchase obligations, with $2.3 billion payable within 12 months. These open purchase orders are considered enforceable and legally binding, and while we may have some limited ability to reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services, this can only occur with the agreement of the related supplier.
In addition to the purchase obligations outlined above, we also entered into an agreement covering an additional $275 million of extended lead-time component purchase commitments in support of 2023 forecasted demand, for which purchase orders had not been issued as of December 31, 2021.
Long Term Accrued Income Taxes
In connection with the Tax Cuts and Jobs Act of 2017, we recorded a federal income tax payable for transition tax on the mandatory deemed repatriation of foreign earnings that will be payable over an eight-year period. As of December 31, 2021, $6.3 million of long-term transition tax payable represents the remaining federal income tax payable due between one and three years. In addition to the long-term transition tax payable, as of December 31, 2021 we have recorded long-term tax liabilities of $63.6 million related to uncertain tax positions; however, we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.
Off-balance sheet arrangements
As of December 31, 2021, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Estimates
We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States ("GAAP" or "U.S. GAAP") and include our accounts and the accounts of our wholly owned subsidiaries. The preparation of these consolidated financial statements requires our management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the applicable periods. Note 1, “Organization and Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. We base our estimates, assumptions and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which, in turn, could change the results from those reported. We evaluate our estimates, assumptions and judgments on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.
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
If we do not have an observable SSP, such as when we do not sell a product or service separately, then SSP is estimated using judgment and considering all reasonably available information, such as market conditions and information about the size and/or purchase volume of the customer. We generally use a range of amounts to estimate SSP for individual products and services based on multiple factors including, but not limited to, the sales channel (reseller, distributor or end customer), the geographies in which our products and services are sold, and the size of the end customer.
We limit the amount of revenue recognition for contracts containing forms of variable consideration, such as future performance obligations, customer-specific returns, and acceptance or refund obligations. We include some or all of an estimate of the related at-risk consideration in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recorded under each contract will not occur when the uncertainties surrounding the variable consideration are resolved.
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
We use significant judgment in establishing our forecasts of future demand and obsolete material exposures. These estimates depend on our assessment of current and expected orders from our customers, product development plans and current sales levels. In addition, current industry-wide supply chain shortages have resulted in extended lead times for components and have required us to extend the time horizon of our demand forecasts. There is however no guarantee that all suppliers will meet their commitments in the time frame committed or that actual customer demand will directly match our demand forecasts. If actual market demand conditions or supplier execution on commitments are less favorable than those projected by management, which may be caused by factors within and/or outside of our control, we may be required to increase our inventory write-downs and liabilities to our contract manufacturers and suppliers, which could have an adverse impact on our gross margins and profitability. We regularly evaluate our exposure for inventory write-downs and adequacy of our contract manufacturer and supplier liabilities.
Income Taxes
Significant management judgment is required in developing our provision for or benefit from income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results and estimates of our ability to generate sufficient future taxable income in certain foreign and state tax jurisdictions, future reversals of taxable temporary differences, and potential tax planning strategies. An adjustment to the valuation allowance will either increase or decrease our provision for or benefit from income taxes in the period such determination is made.
We are subject to income taxes in the U.S. and numerous foreign jurisdictions, which involves significant judgment in the interpretation of complex domestic and international tax laws and may give rise to uncertain tax positions. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether it is more likely than not that additional taxes, interest, and penalties will be due. Although management believes our unrecognized tax benefits are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our unrecognized tax benefits. Our unrecognized tax benefits are adjusted considering changing facts and circumstances, such as the closing of a tax examination or the refinement of an estimate. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on our financial condition and operating results.
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

Interest Rate Sensitivity
As of December 31, 2021, and 2020, we had cash, cash equivalents and available-for-sale marketable securities totaling $3.4 billion and $2.9 billion, respectively. Cash equivalents and marketable securities were invested primarily in money market funds, corporate bonds, U.S. agency mortgage-backed securities, U.S. treasury securities and commercial paper. Our primary investment objectives are to preserve capital and maintain liquidity requirements. In addition, our policy limits the amount of credit exposure to any single issuer. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the U.S. A decline in interest rates would reduce our interest income on our cash, cash equivalents and marketable securities. For the years ended December 31, 2021, 2020 and 2019, the effect of an immediate 10% change in interest rates would not have been material to our operating results and the total value of the portfolio assuming consistent investment levels.
On the other hand, the fair market value of our investments in fixed income securities may be adversely impacted. We would incur unrealized losses on fixed income securities if there is an increase in interest rates compared to interest rates at the time of purchase. In the unlikely event we are forced to sell our marketable securities prior to maturity, we may incur realized losses in such investments. However, because of the conservative and short-term nature of the investments in our portfolio, a change in interest rates is not expected to have a material impact on our consolidated financial statements.
Investments in Privately-Held Companies
Our non-marketable equity investments in privately-held companies are recorded in “Investments” in our consolidated balance sheets. As of December 31, 2021 and 2020, the total carrying amount of our investments in privately-held companies was $20.2 million and $8.3 million. During fiscal 2021, we did not record any adjustments to our investments. During fiscal 2020, we recorded a net gain of $4.1 million on certain investments, compared to a net gain of $5.4 million during fiscal 2019. See Note 5. Investments of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K for details.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Arista Networks, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Arista Networks, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2022 expressed an unqualified opinion thereon.
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

Inventory Valuation & Contract Manufacturer/Supplier Liabilities
Description of the Matter
As discussed in Note 1 of the consolidated financial statements, the Company’s inventories are stated at the lower of cost (computed using the first-in, first-out method) and net realizable value. The Company’s inventory balance totaled $650 million on December 31, 2021. The Company records a provision when inventory is determined to be in excess of anticipated demand, or obsolete, to adjust inventory to its estimated realizable value. The Company records a contract manufacturer/supplier liability and a corresponding charge for non-cancellable, non-returnable purchase commitments with contract manufacturers or suppliers for quantities in excess of the Company’s demand forecasts, or that are considered obsolete.
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
February 14, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Arista Networks, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Arista Networks, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Arista Networks, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Arista Networks Inc. as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes of the Company and our report dated February 14, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
San Jose, California
February 14, 2022

ARISTA NETWORKS, INC.
Consolidated Balance Sheets
(In thousands, except par value)

	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$620,813	$893,219
Marketable securities	2,787,502	1,979,649
Accounts receivable, net of rebates and allowances of $5,088 and $4,497, respectively	516,509	389,540
Inventories	650,117	479,668
Prepaid expenses and other current assets	237,735	94,922
Total current assets	4,812,676	3,836,998
Property and equipment, net	78,634	32,231
Acquisition-related intangible assets, net	93,555	122,790
Goodwill	188,397	189,696
Investments	20,247	8,314
Operating lease right-of-use assets	65,182	77,288
Deferred tax assets	442,295	441,531
Other assets	33,443	30,071
TOTAL ASSETS	$5,734,429	$4,738,919
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$202,636	$134,235
Accrued liabilities	226,643	143,357
Deferred revenue	593,578	396,259
Other current liabilities	86,972	94,392
Total current liabilities	1,109,829	768,243
Income taxes payable	69,916	53,053
Operating lease liabilities, non-current	56,527	72,397
Deferred revenue, non-current	335,734	254,568
Deferred tax liabilities, non-current	129,074	227,936
Other long-term liabilities	54,749	42,431
TOTAL LIABILITIES	1,755,829	1,418,628
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100,000 shares authorized and no shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value—1,000,000 shares authorized as of December 31, 2021 and 2020; 307,681 and 304,696 shares issued and outstanding as of December 31, 2021 and 2020 (1)	31	30
Additional paid-in capital (1)	1,530,046	1,292,409
Retained earnings	2,456,823	2,027,614
Accumulated other comprehensive income	(8,300)	238
TOTAL STOCKHOLDERS’ EQUITY	3,978,600	3,320,291
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,734,429	$4,738,919
(1) Prior period results have been adjusted to reflect the four-for-one stock split effected in the form of a stock dividend in November 2021. See Note 1, Organization and Summary of Accounting Policies, for details.
The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Product	$2,377,727	$1,830,842	$2,021,150
Service	570,310	486,670	389,556
Total revenue	2,948,037	2,317,512	2,410,706
Cost of revenue:
Product	958,363	749,962	792,382
Service	108,895	85,664	73,986
Total cost of revenue	1,067,258	835,626	866,368
Gross profit	1,880,779	1,481,886	1,544,338
Operating expenses:
Research and development	586,752	486,594	462,759
Sales and marketing	286,171	229,366	213,907
General and administrative	83,117	66,242	61,898
Total operating expenses	956,040	782,202	738,564
Income from operations	924,739	699,684	805,774
Other income, net	6,140	39,179	56,496
Income before income taxes	930,879	738,863	862,270
Provision for income taxes	90,025	104,306	2,403
Net income	$840,854	$634,557	$859,867
Net income attributable to common stockholders:
Basic	$840,854	$634,557	$859,444
Diluted	$840,854	$634,557	$859,468
Net income per share attributable to common stockholders (1):
Basic	$2.74	$2.09	$2.82
Diluted	$2.63	$2.00	$2.66
Weighted-average shares used in computing net income per share attributable to common stockholders (1):
Basic	306,512	303,936	305,248
Diluted	319,238	317,860	323,516
(1) Prior period results have been adjusted to reflect the four-for-one stock split effected in the form of a stock dividend in November 2021. See Note 1, Organization and Summary of Accounting Policies, for details.
The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$840,854	$634,557	$859,867
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,381)	1,514	(686)
Available-for-sale investments:
Changes in net unrealized gains (losses) on available-for-sale securities	(7,157)	8,013	4,823
Less: reclassification adjustment for net (gains) included in net income	—	(9,432)	—
Net change	(7,157)	(1,419)	4,823
Other comprehensive income (loss)	(8,538)	95	4,137
Comprehensive income	$832,316	$634,652	$864,004

The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-	Retained	Accumulated Other	Total Stockholders’
	Shares (2)	Amount (2)	In Capital (2)	Earnings	Comprehensive Income (Loss)	Equity
Balance — December 31, 2018	302,672	$30	$956,550	$1,190,803	$(3,994)	$2,143,389
Cumulative-effect adjustment to beginning balance (1)	—	—	—	3,702	—	3,702
Net income	—	—	—	859,867	—	859,867
Other comprehensive income, net of tax	—	—	—	—	4,137	4,137
Stock-based compensation	—	—	101,280	—	—	101,280
Issuance of common stock in connection with employee equity incentive plans	7,804	—	57,377	—	—	57,377
Repurchase of common stock	(4,756)	—	—	(266,142)	—	(266,142)
Tax withholding paid for net share settlement of equity awards	(164)	—	(9,200)	—	—	(9,200)
Vesting of early-exercised stock options	—	—	276	—	—	276
Balance — December 31, 2019	305,556	30	1,106,283	1,788,230	143	2,894,686
Net income	—	—	—	634,557	—	634,557
Other comprehensive income, net of tax	—	—	—	—	95	95
Stock-based compensation	—	—	137,128	—	—	137,128
Issuance of common stock in connection with employee equity incentive plans	7,336	—	57,556	—	—	57,556
Repurchase of common stock	(8,048)	—	—	(395,173)	—	(395,173)
Tax withholding paid for net share settlement of equity awards	(148)	—	(8,722)	—	—	(8,722)
Vesting of early-exercised stock options	—	—	164	—	—	164
Balance — December 31, 2020	304,696	30	1,292,409	2,027,614	238	3,320,291
Net income	—	—	—	840,854	—	840,854
Other comprehensive loss, net of tax	—	—	—	—	(8,538)	(8,538)
Stock-based compensation	—	—	186,875	—	—	186,875
Issuance of common stock in connection with employee equity incentive plans	7,693	1	67,244	—	—	67,245
Repurchase of common stock	(4,537)	—	—	(411,645)	—	(411,645)
Tax withholding paid for net share settlement of equity awards	(171)	—	(16,482)	—	—	(16,482)
Balance — December 31, 2021	307,681	$31	$1,530,046	$2,456,823	$(8,300)	$3,978,600
_________________________________________
(1) On January 1, 2019, we adopted ASC 842 - Leases, which resulted in a cumulative-effect adjustment to the beginning balance of Retained Earnings for 2019.
(2) Prior period results have been adjusted to reflect the four-for-one stock split effected in the form of a stock dividend in November 2021. See Note 1, Organization and Summary of Accounting Policies, for details.
The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$840,854	$634,557	$859,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	50,334	44,590	32,849
Noncash lease expense	17,112	16,970	16,179
Stock-based compensation	186,875	137,042	101,280
Deferred income taxes	(99,290)	(9,144)	(75,741)
(Gain) loss on investments in privately-held companies, net	—	(4,164)	(5,427)
(Gain) loss on sale of marketable securities	—	(9,432)	—
Amortization (accretion) of investment premiums (discounts)	26,847	10,381	(6,771)
Changes in operating assets and liabilities:
Accounts receivable, net	(126,969)	10,673	(60,210)
Inventories	(170,449)	(235,318)	20,927
Prepaid expenses and other current assets	(134,814)	13,846	54,259
Other assets	(4,220)	4,965	(8,112)
Accounts payable	66,681	41,161	(1,937)
Accrued liabilities	83,524	2,728	16,366
Deferred revenue	278,485	50,352	(11,939)
Income taxes payable	6,223	8,805	23,523
Other liabilities	(5,337)	17,102	7,921
Net cash provided by operating activities	1,015,856	735,114	963,034
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	1,455,465	1,545,689	1,208,717
Purchases of marketable securities	(2,317,264)	(2,688,064)	(1,503,893)
Business combinations, net of cash acquired	—	(227,420)	(1,365)
Purchases of property, equipment and intangible assets	(64,736)	(15,384)	(15,751)
Escrow receipts from past business acquisitions	1,299	—	—
Investments and notes receivable in privately-held companies	(19,933)	3,399	28,220
Proceeds from sale of marketable securities	19,607	772,978	—
Net cash used in investing activities	(925,562)	(608,802)	(284,072)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity plans	67,245	57,556	57,378
Tax withholding paid on behalf of employees for net share settlement	(16,482)	(8,722)	(9,200)
Repurchase of common stock	(411,645)	(395,173)	(266,142)
Net cash used in financing activities	(360,882)	(346,339)	(217,964)
Effect of exchange rate changes	(1,816)	1,966	353
NET INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(272,404)	(218,061)	461,351
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —Beginning of period	897,454	1,115,515	654,164
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$625,050	$897,454	$1,115,515
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$189,774	$82,601	$32,832
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Right-of-use assets recognized upon the adoption of ASC 842	$—	$—	$93,207
Right-of-use assets obtained in exchange for new operating lease liabilities	5,005	6,627	10,948
Property and equipment included in accounts payable and accrued liabilities	3,497	1,565	2,120
Vesting of early exercised stock options and restricted stock awards	—	164	276
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
On November 1, 2021, we announced a four-for-one split of the Company’s common stock effected in the form of a stock dividend (the “Stock Split”). Each stockholder of record on November 11, 2021 received three additional shares of common stock for each then-held share, and such shares were distributed after close of trading on November 17, 2021. All share and per share amounts presented herein have been retroactively adjusted to reflect the impact of the Stock Split.
Certain reclassifications of prior period amounts were made in the current year to conform to the current period presentation.
Risk and Uncertainties
The global coronavirus ("COVID-19") pandemic and resulting mitigation efforts by governments around the world to contain or slow its spread have negatively impacted the global economy and disrupted business activities.
Our contract manufacturers and suppliers have experienced workforce disruptions, delays in component sourcing, production, and export of their products, which have disrupted our supply chain and have impacted and likely will continue to impact our ability to supply products to our customers on a timely basis. While we have experienced improvements in overall demand from customers during 2021, we believe ongoing COVID-19 related disruptions, combined with other supply-chain related constraints, could impact our ability to fulfill this increased demand, and as a result could negatively impact our business in future periods. However, the extent of the impact of COVID-19 on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame and the impact of any initiatives and programs we may undertake to address financial and operational challenges, will depend on future developments, including the duration and spread of the pandemic and related mitigation efforts, the impact to our customers, partners, contract manufacturers and supply chain, as well as restrictions on travel and transport, all of which continue to evolve and are unpredictable. Management continues to actively monitor the impact of the pandemic on the Company's financial condition, liquidity, operations, suppliers, industry, and workforce. As of the date of issuance of these consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Those estimates and assumptions include, but are not limited to, valuation of inventory and contract manufacturer/supplier liabilities, accounting for income taxes, including the recognition of deferred tax assets and liabilities, valuation allowance on deferred tax assets and reserves for uncertain tax positions, revenue recognition and deferred revenue, allowance for doubtful accounts, sales rebates and return reserves, valuation of goodwill and acquisition-related intangible assets, estimate of useful lives of long-lived assets including intangible assets, and the recognition and measurement of contingent liabilities. We evaluate our estimates and assumptions based on historical experience and other factors and adjust these estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from these estimates.
Concentrations of Business and Credit Risk
We work closely with third-party contract manufacturers to manufacture our products. As of December 31, 2021, we had two primary contract manufacturing partners, who provided the vast majority of our electronic manufacturing services. Our contract manufacturing partners deliver our products to our third-party direct fulfillment facilities.  We and our fulfillment partners then perform labeling, final configuration, quality assurance testing and shipment to our customers. Our products rely on key components, including certain integrated circuit components and power supplies, some of which our contract manufacturing partners purchase on our behalf from a limited number of suppliers, including certain sole-source providers. We generally do not have guaranteed supply contracts with our component suppliers, and our manufacturing partners could delay shipments or cease manufacturing such products or selling them to us at any time. If we are unable to obtain a sufficient quantity of these components on commercially reasonable terms or in a timely manner, or if we are unable to obtain alternative sources for these components, sales of our products could be delayed or halted entirely, or we may be required to redesign our products. Quality or performance failures of our products or changes in our contractors’ or vendors’ financial or business condition could disrupt our ability to supply quality products to our customers. Any of these events could result in lost sales and damage to our end-customer relationships, which would adversely impact our business, financial condition and results of operations.
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
Our accounts receivable are unsecured and represent amounts due to us based on contractual obligations of our customers. We mitigate credit risk with respect to accounts receivable by performing ongoing credit evaluations of our customers to assess the probability of collection based on a number of factors, including past transaction experience with the customer, evaluation of their credit history, the credit limits extended, review of the invoicing terms of the arrangement, and current economic conditions that may affect a customer’s ability to pay. In situations where a customer may be thinly capitalized and we have limited payment history with it, we will either establish a small credit limit or require it to prepay its purchases. We generally do not require our customers to provide collateral to support accounts receivable. We have recorded an allowance for doubtful accounts for accounts receivables that we have determined to be uncollectible. We mitigate credit risk with respect to accounts receivables by performing ongoing credit evaluations of the borrower to assess the probability of collecting all amounts due to us under the existing contractual terms.
We market and sell our products through both our direct sales force and our channel partners, including distributors, value-added resellers, system integrators and OEM partners, and in conjunction with various technology partners. Significant customers are those that represent more than 10% of our total net revenue during the period or net accounts receivable balance at each respective balance sheet date. As of December 31, 2021, we had three customers who represented 37%, 13% and 12% of total accounts receivable. As of December 31, 2020, we had two customers who represented 31% and 15% of total accounts receivable. For the years ended December 31, 2021 and 2020, there was one customer who represented 15% and 22% of our total revenue, respectively. For the year ended December 31, 2019, there were two customers who represented 23% and 17% of our total revenue.
Cash and Cash Equivalents
We consider all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with various financial institutions and highly liquid investments in money market funds. Interest is accrued as earned. As of December 31, 2021 and 2020, we had restricted cash of $4.2 million, respectively, and that primarily included $4.0 million pledged as collateral representing a security deposit required for a facility lease. Our restricted cash is classified as other assets in the accompanying consolidated balance sheets.
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
Accounts Receivable
Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts, sales rebates and returns reserves. We estimate our allowance for doubtful accounts based upon the collectability of the receivables in light of historical trends, reasonable and supportable information of our customers' economic conditions that may affect our customers’ ability to pay, and prevailing economic conditions. This evaluation is done in order to identify issues that may impact the collectability of receivables and related estimated required allowance. Revisions to the allowance are recorded as an adjustment to bad debt expense. After appropriate collection efforts are exhausted, specific accounts receivable deemed to be uncollectible are charged against the allowance in the period they are deemed uncollectible. Recoveries of accounts receivable previously written-off are recorded as credits to bad debt expense. We primarily estimate our sales rebates and returns reserves based on historical rates applied against current period billings. Specific customer returns, rebates and allowances are considered when determining our estimates. Revisions to sales rebate and return reserves are recorded as adjustments to revenue.
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
Inventory Valuation and Contract Manufacturer/Supplier Liabilities
Inventories primarily consist of finished goods and strategic components, primarily integrated circuits. Inventories are stated at the lower of cost (computed using the first-in, first-out method) and net realizable value. Manufacturing overhead costs and inbound shipping costs are included in the cost of inventory.  We record a provision when inventory is determined to be in excess of anticipated demand, or obsolete, to adjust inventory to its estimated realizable value. For the years ended December 31, 2021, 2020 and 2019, we recorded charges of $61.8 million, $50.5 million and $41.2 million, respectively, within cost of product revenue for inventory write-downs.
Our contract manufacturers procure components and assemble products on our behalf based on our forecasts. We record a liability and a corresponding charge for non-cancellable, non-returnable purchase commitments with our contract manufacturers or suppliers for quantities in excess of our demand forecasts or that are considered obsolete due to manufacturing and engineering change orders resulting from design changes. For the years ended December 31, 2020 and 2019, we recorded charges of $14.9 million and $11.7 million, respectively, within cost of product revenue for such liabilities with our contract manufacturers and suppliers. For the year ended December 31, 2021, we did not incur any additional losses on such liabilities.
We use significant judgment in establishing our forecasts of future demand and obsolete material exposures. These estimates depend on our assessment of current and expected orders from our customers, product development plans and current sales levels. In addition, due to current industry-wide supply shortages, we have had to extend our demand planning horizon and increase our purchase commitments for long lead time components. If actual market conditions are less favorable than those projected by management, which may be caused by factors within and/or outside of our control, we may be required to increase our inventory write-downs and liabilities to our contract manufacturers and suppliers, which could have an adverse impact on our gross margins and profitability. We regularly evaluate our exposure for inventory write-downs and adequacy of our contract manufacturer and supplier liabilities.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation, except for land which is not depreciated. We capitalize any additions and improvements and expense maintenance and repairs as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally three years. Our leasehold improvements are depreciated over the shorter of the estimated useful lives of the improvements or the remaining lease term.
Leases
We lease office space, data centers, and equipment under non-cancellable operating leases with various expiration dates through 2028. We determine if an arrangement contains a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities, non-current in our consolidated balance sheets. We do not have any finance leases in any of the periods presented.
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
Our operating lease agreements may contain rent concession, rent escalation, and option to renew provisions. Lease expense is recognized on a straight-line basis over the lease term commencing on the date we have the right to use the leased property. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. In addition, certain of our operating lease agreements contain tenant improvement allowances from landlords. These allowances are accounted for as lease incentives and decrease our right-of-use asset and reduce lease expense over the lease term.
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
Goodwill and Acquired Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. The Company has one reporting unit and tests goodwill for impairment at least annually in the fourth quarter or more frequently if indicators of potential impairment exist. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If the reporting unit does not pass the qualitative assessment, a quantitative test is performed by comparing the fair value of our reporting unit with its carrying amount. We would recognize an impairment loss for the amount by which the carrying amount exceeds the fair value. There were no impairment charges in any of the periods presented in the consolidated financial statements. See Note 6. Goodwill and Acquisition-Related Intangible Assets for additional information.
Acquired intangible assets are carried at cost less accumulated amortization. All acquired intangible assets have been determined to have definite lives and are amortized on a straight-line basis over their estimated useful lives, ranging from one to eight years. Acquired intangible assets are reviewed for impairment under the long-lived asset model described below. There were no impairment charges in any of the periods presented in the consolidated financial statements. See Note 6. Goodwill and Acquisition-Related Intangible Assets for additional information.
Investments in Privately-Held Companies
Our equity investments in privately-held companies without readily determinable fair values are measured using the measurement alternative, defined by ASC 321 - Investments-Equity Securities as cost, less impairments, and remeasured based on observable price changes from orderly transactions of identical or similar securities of the same issuer. Any adjustments resulting from impairments and/or observable price changes are recorded within other income, net in our consolidated statements of operations. This election is reassessed each reporting period to determine whether investments in privately-held companies have a readily determinable fair value, in which case they would no longer be eligible for this election. The Company did not hold investments in privately-held companies whose fair value was readily determinable as of December 31, 2021 and 2020.
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
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when (or as) we satisfy the performance obligation
Post-Contract Customer Support ("PCS")
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
We limit the amount of revenue recognition for contracts containing forms of variable consideration, such as future performance obligations, customer-specific returns, and acceptance or refund obligations. We include some or all of an estimate of the related at-risk consideration in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recorded under each contract will not occur when the uncertainties surrounding the variable consideration are resolved.
Most of our contracts with customers have payment terms of 30 days with some large high-volume customers having terms of up to 90 days. We have determined our contracts generally do not include a significant financing component because the Company and the customer have specific business reasons other than financing for entering into such contracts. Specifically, both we and our customers seek to ensure the customer has a simplified way of purchasing Arista products and services.
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
Assets Recognized from Costs to Obtain a Contract with a Customer
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales commissions earned by our sales force meet the requirements for capitalization. These costs are deferred and then amortized over a period of benefit that we have determined to be five years. Total capitalized costs to obtain a contract are included in other current and long-term assets on our consolidated balance sheets. As of December 31, 2021 and 2020, total capitalized costs to obtain contracts were $11.5 million and $10.1 million, respectively.
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
Warranty
We generally offer a one-year warranty on all of our hardware products and a 90-day warranty against defects in the software embedded in the products. We use judgment and estimates when determining warranty costs based on historical costs to replace product returns within the warranty period at the time we recognize revenue. We accrue for potential warranty claims at the time of shipment as a component of cost of revenues based on historical experience and other relevant information. We reserve for specifically identified products if and when we determine we have a systemic product failure. Although we engage in extensive product quality programs, if actual product failure rates or use of materials differ from estimates, additional warranty costs may be incurred, which could reduce our gross margin. The accrued warranty liability is recorded in accrued liabilities in the accompanying consolidated balance sheets.
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
Stock-based compensation costs for stock options and restricted stock units ("RSUs") are recognized on a straight-line basis over the requisite service period, which is generally two to five years. The Company has granted RSUs that vest upon the satisfaction of both service-based and performance-based conditions. The service-based condition for these awards is generally satisfied over four years. The performance-based conditions are satisfied upon achieving specified performance targets, such as financial or operating metrics. We record stock-based compensation expense for performance-based equity awards on an accelerated attribution method over the requisite service period, and only if performance-based conditions are considered probable to be satisfied.
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
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for incomes taxes by removing certain exceptions to the general principles in Topic 740 and amending existing guidance to improve consistent application. This new standard is effective for our interim and annual periods beginning January 1, 2021 with earlier adoption permitted. Most amendments within this standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We adopted this new standard on January 1, 2021, with no material impact on our consolidated financial statements.
Recent Accounting Pronouncements Not Yet Effective
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. This approach differs from the current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. This new standard is effective for our interim and annual periods beginning January 1, 2023, with early adoption permitted. We are currently evaluating the adoption impacts on our consolidated financial statements.
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
On October 7, 2020, the Company completed its acquisition of Awake Security, Inc. (“Awake Security”), a network detection and response (“NDR”) platform provider headquartered in Santa Clara, California. With the acquisition of Awake Security, we added an NDR platform to our product portfolio that combines artificial intelligence (AI) with human expertise to autonomously hunt for and respond to insider and external security threats.

The Company acquired all outstanding shares of Awake Security for a total purchase consideration of $180.5 million with cash. The acquisition-related costs were immaterial.
Certain unvested stock options held by Awake Security employees were assumed by the Company in connection with the acquisition. The portion of the fair value of the assumed stock options associated with pre-acquisition services of Awake employees was immaterial. The fair value of $21.3 million of the unvested replacement options was excluded from the purchase price. These awards, which are subject to the recipients’ continued service with the Company, will be recognized ratably as stock-based compensation expense over the requisite service period.
Both acquisitions were accounted for as a business combination with the aggregate purchase price allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The following table summarizes the final purchase price allocation for the two acquisitions (in thousands):

Amount
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
3.    Fair Value Measurements
We measure and report our cash equivalents, restricted cash, and available-for-sale marketable securities at fair value on a recurring basis. The following tables summarize the amortized costs, unrealized gains and losses, and fair values of these financial assets by significant investment category and their levels within the fair value hierarchy (in thousands):

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Level I	Level II	Level III
Financial Assets:
Cash Equivalents:
Money market funds	$221,382	$—	$—	$221,382	$221,382	$—	$—
Marketable Securities:
Commercial paper	141,274	—	—	141,274	—	141,274	—
Certificates of deposits (1)	44,931	—	—	44,931	—	44,931	—
U.S. government notes	1,060,716	3	(2,909)	1,057,810	1,057,810	—	—
Corporate bonds	1,255,149	105	(3,028)	1,252,226	—	1,252,226	—
Agency securities	291,558	36	(333)	291,261	—	291,261	—
	2,793,628	144	(6,270)	2,787,502	1,057,810	1,729,692	—
Other Assets:
Money market funds - restricted	4,237	—	—	4,237	4,237	—	—
Total Financial Assets	$3,019,247	$144	$(6,270)	$3,013,121	$1,283,429	$1,729,692	$—
____________________
(1) As of December 31, 2021, all of our certificates of deposits were domestic deposits.

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Level I	Level II	Level III
Financial Assets:
Cash Equivalents:
Money market funds	$438,854	$—	$—	$438,854	$438,854	$—	$—
Marketable Securities:
Commercial paper	51,211	—	—	51,211	—	51,211	—
Certificates of deposits (1)	50,136	3	—	50,139	—	50,139	—
U.S. government notes	523,320	187	(1)	523,506	523,506	—	—
Corporate bonds	878,484	1,167	(330)	879,321	—	879,321	—
Agency securities	475,132	343	(3)	475,472	—	475,472	—
	1,978,283	1,700	(334)	1,979,649	523,506	1,456,143	—
Other Assets:
Money market funds - restricted	4,235	—	—	4,235	4,235	—	—
Total Financial Assets	$2,421,372	$1,700	$(334)	$2,422,738	$966,595	$1,456,143	$—
____________________
(1) As of December 31, 2020, all of our certificates of deposits were domestic deposits.
As of December 31, 2021 and 2020, total unrealized losses of our marketable securities were $6.3 million and $0.3 million, respectively, none of which have been in a continuous unrealized loss position for more than 12 months. We invest in marketable securities that have maximum maturities of up to two years and are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these marketable securities, the more susceptible they are to changes in market interest rates and bond yields. We expect to realize the full value of these investments upon maturity or sale and therefore, we do not consider any of our marketable securities to be impaired as of December 31, 2021 and December 31, 2020. We did not recognize any credit losses or non-credit-related impairments related to our available-for-sale marketable securities for the years ended December 31, 2021, 2020, and 2019.
As of December 31, 2021, the contractual maturities of our investments did not exceed 24 months. The fair values of available-for-sale marketable securities, by remaining contractual maturity, are as follows (in thousands):

December 31, 2021
Due in 1 year or less	$1,691,472
Due in 1 year through 2 years	1,096,030
Total marketable securities	$2,787,502
The weighted-average remaining duration of our current marketable securities is approximately 0.8 years as of December 31, 2021.

4.    Financial Statements Details
Cash, Cash Equivalents and Restricted Cash
The reconciliation of cash, cash equivalents and restricted cash reported in the accompanying consolidated balance sheets to the total of the same such amounts in the accompanying consolidated statements of cash flows is as follows (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$620,813	$893,219
Restricted cash included in other assets	4,237	4,235
Total cash, cash equivalents and restricted cash	$625,050	$897,454
Accounts Receivable, net
Accounts receivable, net consists of the following (in thousands):

	December 31,
	2021	2020
Accounts receivable	$521,597	$394,037
Allowance for doubtful accounts	(132)	(659)
Product sales rebate and returns reserve	(4,956)	(3,838)
Accounts receivable, net	$516,509	$389,540
Allowance for Doubtful Accounts
Activities in the allowance for doubtful accounts consist of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at the beginning of year	$659	$638	$507
Additions charged to expense	(154)	397	221
Deductions/write-offs	(373)	(376)	(90)
Balance at the end of year	$132	$659	$638
Product Sales Rebate and Returns Reserve
Activities in the product sales rebate and returns reserve consist of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at the beginning of year	$3,838	$5,522	$8,613
Additions charged against revenue	7,104	9,454	2,032
Consumption	(5,986)	(11,138)	(5,123)
Balance at the end of year	$4,956	$3,838	$5,522

Inventories
Inventories consist of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$316,737	$219,218
Finished goods	333,380	260,450
Total inventories	$650,117	$479,668
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2021	2020
Inventory deposits	$46,311	$18,783
Prepaid income taxes	8,977	267
Other current assets	163,916	60,556
Other prepaid expenses and deposits	18,531	15,316
Total prepaid expenses and other current assets	$237,735	$94,922
Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2021	2020
Land	$40,145	$—
Equipment and machinery	90,915	70,655
Computer hardware and software	44,083	40,081
Furniture and fixtures	3,634	3,787
Leasehold improvements	30,502	31,448
Construction-in-process	2,378	1,441
Property and equipment, gross	211,657	147,412
Less: accumulated depreciation	(133,023)	(115,181)
Property and equipment, net	$78,634	$32,231
Depreciation expense was $19.5 million, $20.1 million and $19.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Accrued payroll related costs	$99,571	$73,634
Accrued manufacturing costs	80,213	43,181
Accrued product development costs	22,188	6,733
Accrued warranty costs	10,414	9,314
Other	14,257	10,495
Total accrued liabilities	$226,643	$143,357
Warranty Accrual
The following table summarizes the activity related to our accrued liability for estimated future warranty costs (in thousands):

	Year Ended December 31,
	2021	2020
Warranty accrual, beginning of year	$9,314	$6,742
Liabilities accrued for warranties issued during the year	12,659	9,737
Warranty costs incurred during the year	(11,559)	(7,165)
Warranty accrual, end of year	$10,414	$9,314
Contract Assets
The following table summarizes the beginning and ending balances of our contract assets (in thousands):

	Year Ended December 31,
	2021	2020
Contract assets, beginning balance	$16,380	$25,565
Contract assets, ending balance	24,388	16,380
Contract Liabilities
The following table summarizes the activity related to our contract liabilities (in thousands):

	Year Ended December 31,
	2021	2020
Contract liabilities, beginning balance	$85,957	$61,050
Less: Revenue recognized from beginning balance	(34,177)	(23,394)
Less: Beginning balance reclassified to deferred revenue	(1,945)	(1,638)
Add: Contract liabilities recognized	43,547	49,939
Contract liabilities, ending balance	$93,382	$85,957
As of December 31, 2021 and 2020, $38.7 million and $34.5 million, respectively, of our contract liabilities were recorded within other current liabilities with the remaining balance recorded within other long-term liabilities in the accompanying consolidated balance sheets.

Deferred Revenue
Deferred revenue is comprised mainly of unearned revenue related to multi-year PCS contracts, services and product deferrals related to acceptance clauses. The following table summarizes the activity related to our deferred revenue (in thousands):

Year Ended December 31, 2021
Deferred revenue, beginning balance	$650,827
Less: Revenue recognized from beginning balance	(373,881)
Add: Deferral of revenue in current period, excluding amounts recognized during the period	652,366
Deferred revenue, ending balance	$929,312
Other Performance Obligations
Other performance obligations include unbilled contract revenue for services and products that will be recognized in future periods. As of December 30, 2021, other performance obligations of $187.0 million were comprised of unbilled multi-year PCS contract amounts.
Revenue from Total Remaining Performance Obligations
Revenue from total remaining performance obligations represents contract liabilities, deferred revenue and other performance obligations. As of December 31, 2021, approximately $1,209.7 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 82% of these remaining performance obligations over the next 2 years and 18% during years 3 to 5.
Other Income, Net
Other income, net consists of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Other income, net:
Interest income	$7,215	$27,139	$51,144
Gain on sale of marketable securities	—	9,432	—
Gain on investments in privately-held companies	—	4,164	5,427
Other expense	(1,075)	(1,556)	(75)
Total other income, net	$6,140	$39,179	$56,496

5.    Investments
Investments in Privately-Held Companies
Our investments in privately-held companies do not have readily determinable fair values. Their initial cost is subsequently adjusted to fair value on a non-recurring basis based on observable price changes from orderly transactions of identical or similar securities of the same issuer or for impairment. These investments are classified within Level III of the fair value hierarchy as we estimate the value based on valuation methods using the observable transaction price at the transaction date and other significant unobservable inputs, such as volatility, rights, and obligations related to these securities. In addition, the valuation requires management judgment due to the absence of market price and lack of liquidity. The following table summarizes the activity related to our investments in privately-held companies held as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Cost of investments	$14,933	$3,000
Cumulative impairment	—	—
Cumulative upward adjustments	5,314	5,314
Carrying amount of investments	$20,247	$8,314
During the year ended December 31, 2019, we recorded a realized gain of $4.3 million upon the sale of one of our investments. In the year ended December 31, 2021, we did not record any adjustments to our investments, and in the years ended December 31, 2020 and 2019, we recorded $4.2 million and $1.2 million of unrealized gains, respectively. These unrealized gains were recorded on investments that were re-measured to fair value as of the date observable transactions occurred. The aforementioned realized and unrealized gains were recorded within other income, net in the accompanying consolidated statements of operations.
6.    Goodwill and Acquisition-Related Intangible Assets
Goodwill
The changes in the carrying values of goodwill for the years ended December 31, 2021 and 2020 are as follows (in thousands):

Amount
Balance at December 31, 2019	$54,855
Additions related to acquisitions (See Note 2 for additional information)	134,841
Balance at December 31, 2020	189,696
Escrow receipts from past acquisitions	(1,299)
Balance at December 31, 2021	$188,397
The Company performed an annual test for goodwill impairment in the fourth quarter of the fiscal years ended December 31, 2021 and 2020 and determined that goodwill was not impaired.

Acquisition-Related Intangible Assets
The following table presents details of our acquisition-related intangible assets as of December 31, 2021 and 2020 (in thousands, except for years):

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Developed technology	$124,730	$(53,663)	$71,067	4.5
Customer relationships	25,920	(7,899)	18,021	5.2
Trade name	8,990	(4,693)	4,297	3.8
Others	5,720	(5,550)	170	0.1
Total	$165,360	$(71,805)	$93,555	4.6

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Developed technology	$124,730	$(31,805)	$92,925	5.2
Customer relationships	25,920	(4,298)	21,622	6.2
Trade name	8,990	(2,946)	6,044	4.3
Others	5,720	(3,521)	2,199	1.1
Total	$165,360	$(42,570)	$122,790	5.3

Amortization expense related to acquisition-related intangible assets was $29.2 million, $24.1 million and $13.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021, future estimated amortization expense related to the acquired-related intangible assets is as follows (in thousands):

Years Ending December 31,	Future Amortization Expense
2022	$26,774
2023	22,781
2024	16,103
2025	9,750
2026	7,737
Thereafter	10,410
Total	$93,555

7.    Commitments and Contingencies
Operating Leases
We lease various offices and data centers in North America, Europe, Asia and Australia under non-cancellable operating lease arrangements that expire on various dates through 2028. Some of our leases include options to extend the term of such leases for a period from three months to up to 10 years and/or options to early terminate the leases. As of December 31, 2021, we did not include any such options in determining the lease terms because we were not reasonably certain that we would exercise these options.
The following table summarizes the supplemental balance sheet information related to our operating leases (in thousands):

	December 31, 2021	December 31, 2020
Right-of-use assets:
Operating lease right-of-use assets	$65,182	$77,288
Lease liabilities:
Operating lease liabilities, current (included in other current liabilities)	20,298	17,773
Operating lease liabilities, non-current	56,527	72,397
Total operating lease liabilities	$76,825	$90,170
The following table summarizes our lease costs (in thousands):

	Year Ended December 31,
	2021	2020
Operating lease costs:
Fixed lease costs	$23,230	$23,392
Variable lease costs	7,781	7,459
Total operating lease costs	$31,011	$30,851
The operating lease costs in the table above include costs for long-term and short-term leases. Total short-term lease costs were immaterial. Fixed lease costs include expenses recognized for base rent payments on a straight-line basis. Variable lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments, and are excluded from the calculation of operating lease liabilities and ROU assets. For the years ended December 31, 2021 and 2020, cash paid for amounts associated with our operating lease liabilities were approximately $22.3 million and $20.2 million, respectively, which were classified as operating activities in the accompanying consolidated statements of cash flows.
Maturities of operating lease liabilities as of December 31, 2021 are presented in the table below (in thousands):

Years ending December 31,	Amount
2022	$23,527
2023	21,132
2024	12,796
2025	9,564
2026	7,730
2027 and thereafter	12,254
Total undiscounted operating lease payments (excluding non-lease components)	87,003
Less: imputed interest	(10,178)
Present value of operating lease payments as of December 31, 2021	$76,825

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term — operating leases	4.6 years	5.4 years
Weighted-average discount rate — operating leases	5.0%	5.0%

Purchase Commitments
We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf. In addition, we purchase strategic component inventory from certain suppliers under non-cancellable purchase commitments, including integrated circuits, which are consigned to our contract manufacturers. As of December 31, 2021, we had non-cancellable purchase commitments of $2,540.1 million, with $2,318.6 million payable within 12 months and the majority of the remaining $221.5 million payable within 2023. These open purchase orders are considered enforceable and legally binding, and while we may have some limited ability to reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services, this can only occur with the agreement of the related supplier.
In addition to the purchase obligations outlined above, we also entered into an agreement covering an additional $275 million of extended lead time component purchase commitments in support of 2023 forecasted demand, for which purchase orders had not been issued as of December 31, 2021.
We also had deposits to our contract manufacturers to secure our purchase commitments in the amount of $49.1 million and $21.5 million as of December 31, 2021 and 2020, respectively, which were recorded within prepaid expenses and other current assets, as well as other assets in the accompanying consolidated balance sheets. In January 2022, we paid an additional cash deposit of $50.0 million to one of our contract manufacturers to secure our purchase commitments.
Guarantees
We have entered into agreements with some of our direct customers and channel partners that contain indemnification provisions relating to potential situations where claims could be alleged that our products infringe the intellectual property rights of a third-party. We have at our option and expense the ability to repair any infringement, replace product with a non-infringing equivalent-in-function product or refund our customers all or a portion of the value of the product. Other guarantees or indemnification agreements include guarantees of product and service performance and standby letters of credit for leased facilities and corporate credit cards. We have not recorded a liability related to these indemnification and guarantee provisions, and our guarantee and indemnification arrangements have not had any material impact on our consolidated financial statements to date.
Legal Proceedings
WSOU Investments, LLC
On November 25, 2020, WSOU Investments LLC ("WSOU") filed a lawsuit against us in the Western District of Texas asserting that certain of our products infringe three WSOU patents. WSOU's allegations are directed to certain features of our wireless and switching products. WSOU seeks remedies including monetary damages, attorney's fees and costs. On February 4, 2021, we filed an answer denying WSOU's allegations. On November 5, 2021, the case was transferred to the Northern District of California; trial has been set for October 23, 2023.
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
We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on currently available information, management does not believe that any liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable, and believes these other matters are not likely, individually and in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.
8.    Stockholders' Equity and Stock-Based Compensation
Stock Repurchase Programs
In April 2019, our board of directors authorized a $1.0 billion stock repurchase program (the "Repurchase Program"). This authorization allowed us to repurchase shares of our common stock over three years, and we completed our repurchases under the Repurchase Program during the fourth quarter of 2021. In the fourth quarter of 2021, our board of directors authorized an additional $1.0 billion stock repurchase program (the “New Repurchase Program”), which allows us to repurchase shares of our common stock to be funded from working capital. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchases, trading plans under Rule 10b5-1 of the Exchange Act, or a combination of the foregoing. The New Repurchase Program commenced in November 2021 and expires on the three year anniversary thereof. The New Repurchase Program does not obligate us to acquire any of our common stock, and may be suspended or discontinued by us at any time without prior notice. As of December 31, 2021, the remaining authorized amount for stock repurchases under the New Repurchase Program was approximately $927.0 million.
A summary of the stock repurchase activity under the Repurchase Programs is as follows, as adjusted to give effect to the Stock Split (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020
Aggregate purchase price	$411,645	$395,173
Shares repurchased	4,537	8,048
Average price paid per share	$90.73	$49.11
The aggregate purchase price of repurchased shares of our common stock is recorded as a reduction to retained earnings. All shares repurchased under the Repurchase Programs have been retired.
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
Awards granted under the 2014 Plan could be in the form of Incentive Stock Options (“ISOs”), Nonstatutory Stock Options (“NSOs”), Restricted Stock Units (“RSUs”), Restricted Stock Awards (“RSAs”) or Stock Appreciation Rights (“SARs”). The number of shares available for grant and issuance under the 2014 Plan increases automatically on January 1 of each year commencing with 2016 by the number of shares equal to 3% of the outstanding shares of our common stock on the immediately preceding December 31, but not to exceed 50,000,000 shares (the “2014 Plan Evergreen Increase”), unless the board of directors, in its discretion, determines to make a smaller increase. Effective January 1, 2021, our board of directors authorized an increase of 9,140,912 shares to the shares available for issuance under the 2014 Plan, as adjusted to give effect to the Stock Split. In fiscal 2020, in connection with our acquisition of Awake Security, we assumed the stock options outstanding under the Awake Security 2014 Equity Incentive Plan and registered an additional 461,352 shares to be available for future issuance, as adjusted to give effect to the Stock Split. As of December 31, 2021, there remained approximately 88.0 million shares available for issuance under the 2014 Plan. In February, 2022, our board of directors authorized an increase of 9,230,434 shares to shares available for future issuance under the 2014 Plan effective January 1, 2022.
2014 Employee Stock Purchase Plan
In April 2014, the board of directors and stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on the first day that our common stock was publicly traded. The number of shares reserved for issuance under the ESPP increases automatically on January 1 of each year by the number of shares equal to 1% of our shares outstanding immediately preceding December 31, but not to exceed 10,000,000 shares, unless the board of directors, in its discretion, determines to make a smaller increase. Effective January 1, 2021, our board of directors authorized an increase of 3,046,968 shares as adjusted to give effect to the Stock Split to shares available for issuance under the ESPP. As of December 31, 2021, there remained 18.0 million shares available for issuance under the ESPP. In February, 2022, our board of directors authorized an increase of 3,076,811 shares to shares available for issuance under the ESPP effective January 1, 2022.
Under our ESPP, eligible employees are permitted to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date. Each offering period lasts approximately two years starting on the first trading date after February 15 and August 15 of each year. Participants may purchase shares of common stock through payroll deductions up to 10% of their eligible compensation, subject to Internal Revenue Service mandated purchase limits.
During the year ended December 31, 2021, we issued 458,284 shares at an average purchase price of $46.50 under our ESPP, as adjusted to give effect to the Stock Split.
Stock Option Activities
The following table summarizes the option activities and related information, as adjusted to give effect to the Stock Split (in thousands, except years and per share amounts):

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—December 31, 2020	13,719	$11.29	3.6	$841,659
Options granted	—	—
Options exercised	(4,941)	9.30
Options canceled	(93)	9.55
Balance—December 31, 2021	8,685	$12.45	2.8	$1,140,369
Vested and exercisable—December 31, 2021	6,650	$9.70	2.4	$891,466
We did not grant any stock options in the year ended December 31, 2021. The weighted-average grant-date fair value of options granted during the years ended December 31, 2020 and 2019 was $46.24 and $26.86 per share, respectively, as adjusted to give effect to the Stock Split. The aggregate intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $410.9 million, $245.9 million and $323.1 million, respectively. The total fair value of options vested for the years ended December 31, 2021, 2020 and 2019 was approximately $25.3 million, $20.0 million and $23.0 million, respectively.

Restricted Stock Unit (RSU) Activities
The following table summarizes the RSU activities and related information, as adjusted to give effect to the Stock Split (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested balance—December 31, 2020	7,263	$53.92
RSUs granted (1)	3,487	93.18
RSUs vested	(2,265)	53.15
RSUs forfeited/canceled	(664)	61.74
Unvested balance—December 31, 2021	7,821	$70.98
(1) Included in this amount are 268,000 performance-based RSUs (“PRSUs”, as adjusted to give effect to the Stock Split) to our CEO and other executive officers that include both service and performance-based conditions. These PRSUs will vest over three to four years, and the ultimate number of shares eligible to vest will vary between 0% and 200% of the amount granted based on the achievement of certain performance metrics over the performance period and each holder’s continued employment with Arista. As of December 31, 2021 we expect the achievement level of such awards to be at the higher end of the performance range.
The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2021, 2020 and 2019 was $93.18, $54.11 and $60.53 per share, respectively, as adjusted to give effect to the Stock Split. The total fair value of RSUs vested for the years ended December 31, 2021, 2020 and 2019 was approximately $120.4 million, $85.4 million, and $65.7 million, respectively.
Stock-Based Compensation Expense
The following table summarizes the stock-based compensation expense related to our equity awards (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$7,444	$6,272	$4,637
Research and development	99,770	79,913	53,068
Sales and marketing	46,521	34,944	29,168
General and administrative	33,140	15,913	14,407
Total stock-based compensation	$186,875	$137,042	$101,280
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

Stock Options
We did not grant any stock options in the year ended December 31, 2021. For the years ended December 31, 2020 and 2019, the fair value of each stock option granted under our plans was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31
	2020	2019
Expected term (in years)	5.0	6.9
Risk-free interest rate	0.4%	2.5%
Expected volatility	43.5%	42.8%
Dividend rate	—%	—%
ESPP
The following table summarizes the assumptions relating to our ESPP:

	Year Ended December 31,
	2021	2020	2019
Expected term (in years)	1.2	1.6	1.1
Risk-free interest rate	0.1%	0.4%	1.8%
Expected volatility	40.2%	45.1%	42.5%
Dividend rate	—%	—%	—%
As of December 31, 2021, there were $519.7 million of unrecognized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 3.3 years.

9.    Net Income Per Share
The following table sets forth the computation of our basic and diluted net income per share attributable to common stockholders, as adjusted to give effect to the Stock Split (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Basic:
Net income	$840,854	$634,557	$859,867
Less: undistributed earnings allocated to participating securities	—	—	(423)
Net income attributable to common stockholders, basic	$840,854	$634,557	$859,444
Diluted:
Net income attributable to common stockholders, basic	$840,854	$634,557	$859,444
Add: undistributed earnings allocated to participating securities	—	—	24
Net income attributable to common stockholders, diluted	$840,854	$634,557	$859,468
Denominator:
Basic:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	306,512	303,936	305,248
Diluted:
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	306,512	303,936	305,248
Add weighted-average effects of dilutive securities:
Stock options and RSUs	12,464	13,848	18,260
Employee stock purchase plan	262	76	8
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	319,238	317,860	323,516
Net income per share attributable to common stockholders:
Basic	$2.74	$2.09	$2.82
Diluted	$2.63	$2.00	$2.66
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share attributable to common stockholders because their effects would have been anti-dilutive for the periods presented, as adjusted to give effect to the Stock Split (in thousands):

	Year Ended December 31,
	2021	2020	2019
Stock options and RSUs	298	1,380	1,272
Employee stock purchase plan	37	332	328
Total	335	1,712	1,600

10.    Income Taxes
The components of income before provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$737,620	$621,838	$727,632
Foreign	193,259	117,025	134,638
Income before income taxes	$930,879	$738,863	$862,270
The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current provision for income taxes:
Federal	$137,203	$78,843	$58,187
State	38,478	21,135	19,067
Foreign	13,391	12,891	928
Total current	189,072	112,869	78,182
Deferred tax expense (benefit):
Federal	(98,534)	(17,592)	362,056
State	(16,289)	(849)	(4,511)
Foreign	15,776	9,878	(433,324)
Total deferred tax expense (benefit)	(99,047)	(8,563)	(75,779)
Total provision for income taxes	$90,025	$104,306	$2,403
The reconciliation of the statutory federal income tax rate and our effective income tax rate is as follows (in percentages):

	Year Ended December 31,
	2021	2020	2019
U.S. federal statutory income tax rate	21.00%	21.00%	21.00%
State tax, net of federal benefit	1.89	2.23	1.30
Taxes on foreign earnings differential	(2.13)	(0.92)	(2.59)
Tax credits	(2.70)	(2.64)	(3.10)
Change in valuation allowance	0.01	(0.18)	(0.10)
Intra-Entity Sale	—	—	(9.95)
Stock-based compensation	(8.32)	(5.65)	(6.56)
Acquisition and integration costs	0.03	0.27	0.04
Other, net	(0.11)	0.01	0.24
Effective tax rate	9.67%	14.12%	0.28%
The change in our income taxes was largely attributable to increased tax benefits from stock-based compensation, combined with a favorable change in jurisdictional mix of earnings. Excess tax benefits resulting from stock awards were $105.8 million, $58.7 million and $77.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Intangible assets	$385,291	$392,053
Reserves and accruals not currently deductible	34,648	32,866
Deferred revenue	146,745	47,740
Tax credits	85,390	68,592
Lease financing obligation	17,845	22,080
Capitalized research and development expenses	28,012	28,009
Stock-based compensation	19,760	18,548
Net operating losses	21,284	23,998
Other	3,430	204
Gross deferred tax assets	742,405	634,090
Valuation allowance	(109,985)	(82,638)
Total deferred tax assets	632,420	551,452
Deferred tax liabilities:
US tax on foreign earnings	(302,746)	(317,970)
Right of use asset	(14,892)	(18,764)
Other	(1,561)	(1,123)
Total deferred tax liabilities	(319,199)	(337,857)
Net deferred tax assets	$313,221	$213,595
The following table presents the breakdown between non-current deferred tax assets and liabilities (in thousands):

	December 31,
	2021	2020
Deferred tax assets, non-current	$442,295	$441,531
Deferred tax liabilities, non-current	(129,074)	(227,936)
Total net deferred tax assets	$313,221	$213,595
Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. We believe, more likely than not, that we will have sufficient taxable income after deductions related to share-based awards to utilize our remaining deferred tax assets, with the exception of California, Canada, and U.K. deferred tax assets. In 2021, we increased our R&D tax credit carryforwards and capitalization in California and Canada, and increased our NOL carryforward in the U.K., which resulted in an increase of our valuation allowance on our deferred tax assets by $27.4 million. Therefore, we recorded a valuation allowance of $110.0 million and $82.6 million as of December 31, 2021 and 2020, respectively, against California, Canada, and U.K. deferred tax assets, since it is more likely than not that these assets will be not be recognized.
As of December 31, 2021, we had $227.5 million and $94.0 million of net operating loss carryforwards for federal and state income tax purposes, respectively, from the acquisition of Mojo Networks, Big Switch Networks and Awake Security. These federal and state losses will begin to expire in 2028 and 2029, respectively. For foreign jurisdictions, we had combined foreign net operating loss carryforwards of $14.4 million, which do not expire.
We had a federal credit of $2.0 million from the acquisition of Awake Security, which will begin to expire in 2038, and a California state credit of $156.2 million, which can be carried over indefinitely. For foreign jurisdictions, we had $0.6 million of Canadian scientific research and experimental development tax credit carry-forwards, which will begin to expire in 2034.

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
Uncertain Tax Positions
We recognize uncertain tax positions only to the extent that management believes that it is more likely than not that the position will be sustained. The reconciliation of the beginning and ending amount of gross unrecognized tax benefits as of December 31, 2021, 2020 and 2019 is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Gross unrecognized tax benefits—beginning balance	$92,500	$93,806	$74,436
Increases related to tax positions taken in a prior year	2,476	3,103	11,171
Increases related to tax positions taken during current year	21,104	20,274	22,714
Decreases related to tax positions taken in a prior year	(853)	(18,029)	(89)
Decreases related to settlements with taxing authorities	—	—	(12,388)
Decreases related to lapse of statute of limitations	(414)	(6,654)	(2,120)
Adjustment for acquisition	—	—	82
Gross unrecognized tax benefits—ending balance	$114,813	$92,500	$93,806
As of December 31, 2021, 2020 and 2019, the total amount of gross unrecognized tax benefits was $114.8 million, $92.5 million and $93.8 million, respectively, of which $60.9 million, $44.7 million and $28.5 million would affect our effective tax rate if recognized.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We have recorded a net expense for interest and penalties of $1.6 million and $0.1 million in the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, we recognized a liability for interest and penalties of $3.6 million and $2.0 million, respectively.
The statute of limitations for Federal and most states remains open for 2017 and forward. Some states have net operating loss and tax credit carryforwards, and therefore remain open to examination. The majority of our foreign tax returns are open to audit under the statute of limitations of the respective foreign countries, where the subsidiaries are located. It is possible that the amount of existing unrecognized tax benefits may decrease within the next 12 months as a result of statute of limitation lapses or payments to tax authorities in certain jurisdictions; however, an estimate of the range cannot be made.
11.    Geographical Information
We operate as one reportable segment. The following table represents revenue based on customers' shipping addresses (in thousands):

	Year Ended December 31,
	2021	2020	2019
Americas	$2,156,183	$1,771,992	$1,833,163
Europe, Middle East and Africa	486,836	326,729	381,651
Asia Pacific	305,018	218,791	195,892
Total revenue	$2,948,037	$2,317,512	$2,410,706

Long-lived assets, excluding intercompany receivables, investments in subsidiaries, investments in privately-held companies and deferred tax assets, net by location are summarized as follows (in thousands):

	December 31,
	2021	2020
United States	$62,163	$24,110
International	16,471	8,121
Total	$78,634	$32,231

12.    Post-Employment Benefits
We have a 401(k) Plan that covers substantially all of our employees in the U.S. Effective January 1, 2017, we have elected to match 100% of employees' contributions up to a maximum of 3% of an employee's annual salary. Matching contributions are immediately vested. For the years ended December 31, 2021, 2020 and 2019, we contributed approximately $9.8 million, $7.4 million and $5.1 million for the matching contributions, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities and Exchange Act of 1934, as amended, that occurred during the year ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 framework). Based on that assessment, management concluded that, as of December 31, 2021, its internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
The effectiveness of our internal control over financial reporting, as of December 31, 2021, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audits our Consolidated Financial Statements, as stated in their report included in Item 8 of this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2021.

Item 9B. Other Information
Disclosure Pursuant to Section 13(r) of the Exchange Act
Under Section 13(r) of the Exchange Act, the Company is required to disclose in its periodic reports if it or any of its affiliates knowingly conducted a transaction or dealing with entities or individuals designated pursuant to certain Executive Orders.
On March 2, 2021, the U.S. Secretary of State designated the Russian Federal Security Service (the “FSB”) as a blocked party under Executive Order 13382. On the same day, the U.S. Department of the Treasury’s Office of Foreign Assets Control updated General License No. 1B to authorize transactions and activities with the FSB that are necessary and ordinarily incident to requesting, receiving, utilizing, paying for, or dealing in certain licenses, permits, certifications or notifications issued or registered by the FSB for the importation, distribution or use of certain information technology products in the Russian Federation.
Arista Networks Limited, one of our subsidiaries, authorized certain third-party resellers in Russia to periodically file notifications with, or apply for import licenses and permits from, the FSB on our behalf in connection with the importation of our products into Russia, as permitted under the OFAC General License. In the fiscal year ended December 31, 2021, resellers filed one or more notifications with and/or applied for one or more import licenses and permits from the FSB on our behalf. There was no gross revenue or net profits of the Company or any subsidiary directly associated with these filing activities. The Company and its subsidiaries do not sell products or provide services to the FSB. The Company and its subsidiaries will continue to authorize our resellers to file notifications with and apply for import licenses and permits from the FSB to qualify our products for importation and distribution in the Russian Federation to the extent permitted by applicable law.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 11. Executive Compensation
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions and Director Independence
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14. Principal Accountant Fees and Services
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
3.Exhibits
The exhibits listed in the following Exhibit Index are filed or incorporated by reference into this report:

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36468	3.1	8/8/2014
3.2	Bylaws of the Registrant.	10-Q	001-36468	3.2	8/8/2014
4.1	Form of the Registrant's common stock certificate.	S-1/A	333-194899	4.1	4/21/2014
4.2	Description of Registrant’s securities registered under Section 12 of the Exchange Act					✓
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	10-Q	001-36468	10.1	11/1/2019
10.2 †	2004 Equity Incentive Plan.	S-1	333-194899	10.2	3/31/2014
10.3 †	2011 Equity Incentive Plan.	S-1	333-194899	10.3	3/31/2014
10.4 †	2014 Equity Incentive Plan.	S-1/A	333-194899	10.4	5/27/2014
10.5 †	2014 Employee Stock Purchase Plan.	10-K	001-36468	10.5	3/12/2015
10.6 †	Offer Letter, dated October 17, 2004, by and between the Registrant and Kenneth Duda.	S-1	333-194899	10.6	3/31/2014
10.7 †	Offer Letter, dated June 8, 2007, by and between the Registrant and Anshul Sadana.	S-1	333-194899	10.7	3/31/2014
10.8 †	Offer Letter, dated August 1, 2008, by and between the Registrant and Jayshree Ullal.	S-1	333-194899	10.8	3/31/2014
10.9 †	Offer Letter, dated March 27, 2013, by and between the Registrant and Charles Giancarlo.	S-1	333-194899	10.9	3/31/2014
10.10 †	Offer Letter, dated June 3, 2013, by and between the Registrant and Ann Mather.	S-1	333-194899	10.10	3/31/2014
10.11	Lease between Arista Networks, Inc. and The Irvine Company LLC, dated August 10, 2012, as amended on February 28, 2013.	S-1	333-194899	10.15	3/31/2014
10.12	Second Amendment to Lease, by and between Arista Networks, Inc. and The Irvine Company LLC, dated July 30, 2014.	10-Q	001-36468	10.1	8/8/2014
10.13	License Agreement, dated November 30, 2004, by and between the Registrant and OptumSoft, Inc.	S-1	333-194899	10.16	3/31/2014
10.14‡	Manufacturing Services Letter Agreement, dated February 5, 2007, between the Registrant and Jabil Circuit, Inc.	S-1	333-194899	10.17	3/31/2014
10.15 †	Employee Incentive Plan.	S-1/A	333-194899	10.21	4/21/2014
10.16 †	Offer Letter, dated May 18, 2015, by and between the Registrant and Ita Brennan.	8-K	001-36468	10.1	5/14/2015
10.17 †	Severance Agreement, effective May 18, 2015, by and between the Registrant and Ita Brennan.	8-K	001-36468	10.2	5/14/2015
10.18 †	2015 Global Sales Incentive Plan.	10-Q	001-36468	10.3	5/5/2016
10.19 †	Offer letter, dated January 2, 2013, by and between the Registrant and Marc Taxay.	10-Q	001-36468	10.1	5/8/2017
10.20 †	Severance Agreement, dated March 30, 2015, by and between the Registrant and Marc Taxay.	10-Q	001-36468	10.2	5/8/2017
10.21 †	Offer letter, dated February 14, 2017, by and between the Registrant and John McCool.	10-Q	001-36468	10.3	5/8/2017

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.22 †	Severance Agreement, dated March 20, 2017, by and between the Registrant and John McCool.	10-Q	001-36468	10.4	5/8/2017
10.23 ‡	Term Sheet of Mutual Release and Settlement Agreement, dated August 6, 2018, between the Registrant and Cisco Systems, Inc.	10-Q	001-36468	10.1	11/5/2018
10.24 ‡	Mutual Release and Settlement Agreement, dated August 6, 2018, by and between the Registrant and Cisco Systems, Inc.	10-K	001-36468	10.24	2/15/2019
10.25 †	Awake Security, Inc. 2014 Equity Incentive Plan	S-8	333-249591	99.1	10/22/2020
21.1	List of Subsidiaries of the Registrant.					✓
23.1	Consent of Independent Registered Public Accounting Firm.					✓
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					✓
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					✓
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					✓
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104.0	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)
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

ARISTA NETWORKS, INC.
(Registrant)
Dated:	February 14, 2022	By:	/s/ JAYSHREE ULLAL
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JAYSHREE ULLAL	President, Chief Executive Officer and Director (Principal Executive Officer)	February 14, 2022
Jayshree Ullal
/s/ ITA BRENNAN	Chief Financial Officer (Principal Accounting and Financial Officer)	February 14, 2022
Ita Brennan
/s/ ANDY BECHTOLSHEIM	Founder, Chief Development Officer and Chairman of the Board of Directors	February 14, 2022
Andy Bechtolsheim
/s/ ANN MATHER	Director	February 14, 2022
Ann Mather
/s/ CHARLES GIANCARLO	Director	February 14, 2022
Charles Giancarlo
/s/ DAN SCHEINMAN	Director	February 14, 2022
Dan Scheinman
/s/ KELLY BATTLES	Director	February 14, 2022
Kelly Battles
/s/ LEWIS CHEW	Director	February 14, 2022
Lewis Chew
/s/ MARK TEMPLETON	Director	February 14, 2022
Mark Templeton
/s/ NIKOS THEODOSOPOULOS	Director	February 14, 2022
Nikos Theodosopoulos