Form 10-Q
period 2022-03-31
Arista Networks, Inc.
filed 2022-05-03
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of April 27, 2022 was 308,263,538.

ARISTA NETWORKS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ARISTA NETWORKS, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except par value)

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$635,025	$620,813
Marketable securities	2,788,889	2,787,502
Accounts receivable, net of rebates and allowances of $3,923 and $5,088, respectively	648,606	516,509
Inventories	694,217	650,117
Prepaid expenses and other current assets	338,437	237,735
Total current assets	5,105,174	4,812,676
Property and equipment, net	87,391	78,634
Acquisition-related intangible assets, net	105,244	93,555
Goodwill	216,915	188,397
Investments	38,625	20,247
Operating lease right-of-use assets	66,671	65,182
Deferred tax assets	446,347	442,295
Other assets	41,819	33,443
TOTAL ASSETS	$6,108,186	$5,734,429
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$204,675	$202,636
Accrued liabilities	197,063	226,643
Deferred revenue	778,436	593,578
Other current liabilities	188,831	86,972
Total current liabilities	1,369,005	1,109,829
Income taxes payable	74,497	69,916
Operating lease liabilities, non-current	57,474	56,527
Deferred revenue, non-current	345,310	335,734
Deferred tax liabilities, non-current	51,051	129,074
Other long-term liabilities	57,672	54,749
TOTAL LIABILITIES	1,955,009	1,755,829
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100,000 shares authorized and no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value—1,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 308,165 and 307,681 shares issued and outstanding as of March 31, 2022 and December 31, 2021	31	31
Additional paid-in capital	1,590,793	1,530,046
Retained earnings	2,592,854	2,456,823
Accumulated other comprehensive income (loss)	(30,501)	(8,300)
TOTAL STOCKHOLDERS’ EQUITY	4,153,177	3,978,600
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,108,186	$5,734,429
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue:
Product	$724,718	$539,145
Service	152,348	128,417
Total revenue	877,066	667,562
Cost of revenue:
Product	293,809	218,433
Service	29,412	23,857
Total cost of revenue	323,221	242,290
Gross profit	553,845	425,272
Operating expenses:
Research and development	172,006	132,487
Sales and marketing	80,739	71,020
General and administrative	23,113	15,473
Total operating expenses	275,858	218,980
Income from operations	277,987	206,292
Other income, net	31,480	1,575
Income before income taxes	309,467	207,867
Provision for income taxes	37,208	27,501
Net income	$272,259	$180,366
Net income per share (1):
Basic	$0.88	$0.59
Diluted	$0.85	$0.57
Weighted-average shares used in computing net income per share (1):
Basic	308,045	305,224
Diluted	319,652	318,492
(1) Prior period results have been adjusted to reflect the four-for-one stock split effected in the form of a stock dividend in November 2021.

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$272,259	$180,366
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(373)	(541)
Net change in unrealized gains (losses) on available-for-sale securities	(21,828)	(561)
Other comprehensive income (loss)	(22,201)	(1,102)
Comprehensive income	$250,058	$179,264

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at beginning of period	307,681	$31	$1,530,046	$2,456,823	$(8,300)	$3,978,600
Net income	—	—	—	272,259	—	272,259
Other comprehensive loss, net of tax	—	—	—	—	(22,201)	(22,201)
Stock-based compensation	—	—	50,279	—	—	50,279
Issuance of common stock in connection with employee equity incentive plans	1,727	—	19,160	—	—	19,160
Tax withholding paid for net share settlement of equity awards	(105)	—	(12,741)	—	—	(12,741)
Repurchase of common stock	(1,171)	—	—	(136,228)	—	(136,228)
Common stock issued for business acquisition	33	—	4,049	—	—	4,049
Balance at end of period	308,165	$31	$1,590,793	$2,592,854	$(30,501)	$4,153,177

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital (1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares (1)	Amount (1)
Balance at beginning of period	304,696	$30	$1,292,409	$2,027,614	$238	$3,320,291
Net Income	—	—	—	180,366	—	180,366
Other comprehensive loss, net of tax	—	—	—	—	(1,102)	(1,102)
Stock-based compensation	—	—	37,553	—	—	37,553
Issuance of common stock in connection with employee equity incentive plans	1,836	—	18,081	—	—	18,081
Tax withholding paid for net share settlement of equity awards	(36)	—	(2,496)	—	—	(2,496)
Repurchase of common stock	(1,468)	—	—	(101,355)	—	(101,355)
Balance at end of period	305,028	$30	$1,345,547	$2,106,625	$(864)	$3,451,338
(1) Prior period results have been adjusted to reflect the four-for-one stock split effected in the form of a stock dividend in November 2021.
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$272,259	$180,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	13,091	12,658
Stock-based compensation	50,279	37,553
Noncash lease expense	4,532	4,243
Deferred income taxes	(81,822)	1,425
Unrealized gain on equity investments	(28,497)	—
Amortization of investment premiums	7,033	5,446
Changes in operating assets and liabilities:
Accounts receivable, net	(131,861)	9,074
Inventories	(43,531)	(3,500)
Prepaid expenses and other current assets	(107,999)	(15,272)
Other assets	(640)	(3,499)
Accounts payable	2,478	2,833
Accrued liabilities	(29,666)	(20,759)
Deferred revenue	187,194	69,204
Income taxes payable	106,992	(10,436)
Other liabilities	(2,704)	(14,661)
Net cash provided by operating activities	217,138	254,675
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	404,176	379,605
Purchases of marketable securities	(412,614)	(590,476)
Business acquisitions, net of cash acquired	(37,610)	18
Purchases of property and equipment	(14,876)	(5,096)
Purchases of investments in privately-held companies	(11,691)	(2,000)
Net cash used in investing activities	(72,615)	(217,949)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity plans	19,160	18,081
Tax withholding paid on behalf of employees for net share settlement	(12,741)	(2,496)
Repurchase of common stock	(136,228)	(101,355)
Net cash used in financing activities	(129,809)	(85,770)
Effect of exchange rate changes	(481)	(838)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	14,233	(49,882)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —Beginning of period	625,050	897,454
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$639,283	$847,572

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,022	$—
Property and equipment included in accounts payable and accrued liabilities	2,759	1,529
Common stock issued for business acquisition	4,049	—
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
Basis of Presentation and Principles of Consolidation
    The accompanying unaudited condensed consolidated financial statements include the accounts of Arista Networks, Inc. and its wholly owned subsidiaries and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of our financial information. The results for the three months ended March 31, 2022, are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. All significant inter-company accounts and transactions have been eliminated.
    Our condensed consolidated financial statements and related financial information in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 15, 2022.
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
Risks and Uncertainties
    The global coronavirus ("COVID-19") pandemic as well as the Russian-Ukrainian conflict continue to evolve and have widespread and unpredictable impacts on the global economy and business activities.
    Our contract manufacturers and suppliers have experienced workforce disruptions, delays in component sourcing, production and export of their products as well as component shortages and increased component costs, which have disrupted our supply chain and has impacted and will likely continue to impact our ability to supply products to our customers on a timely basis. While we have experienced improvements in overall demand from customers in recent quarters, we believe ongoing supply disruptions combined with other supply chain related constraints, could impact our ability to fulfill this increased demand and as a result could negatively impact our business in future periods. In addition, inflation pressure in our supply chain and scarcity of some materials needed to build our products have increased our cost of revenue and may negatively impact our gross margin. Although the overall economy continues to recover, several issues including inflation risk, supply chain bottlenecks, and COVID-19 variants have and may continue to impact the pace of the recovery. The extent of the impact on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, and the impact of any initiatives and programs we may undertake to address financial and operational challenges, will depend on future developments, the impact to our customers, partners, employees, contract manufacturers and supply chain, as well as restrictions on travel and transport, all of which continue to evolve and are unpredictable. Management continues to actively monitor the impact of the pandemic on the Company's financial condition, liquidity, operations, suppliers, industry, and workforce. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.
Recently Adopted Accounting Pronouncements
    In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires companies to recognize and measure contract assets and contract liabilities relating to contracts with customers that are acquired in a business combination in accordance with ASC 606. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 results in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted this ASU as of January 1, 2022 on a prospective basis and the adoption impact was immaterial to the condensed consolidated financial statements. The standard will not impact acquired contract assets or liabilities from business combinations occurring prior to the adoption date.
2.    Fair Value Measurements
Assets measured at fair values on a recurring basis
    We measure and report our cash equivalents, restricted cash, marketable equity securities and available-for-sale debt securities at fair value on a recurring basis. The following tables summarize the fair value of these financial assets by significant investment category and their levels within the fair value hierarchy (in thousands):

	As of March 31, 2022				As of December 31, 2021
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Financial Assets:
Cash Equivalents:
Money market funds	$201,922	$—	$—	$201,922	$221,382	$—	$—	$221,382
Marketable Securities:
Commercial paper	—	95,239	—	95,239	—	141,274	—	141,274
Certificate of deposits(1)	—	37,330	—	37,330	—	44,931	—	44,931
U.S. government notes	1,093,921	—	—	1,093,921	1,057,810	—	—	1,057,810
Corporate bonds	—	1,265,406	—	1,265,406	—	1,252,226	—	1,252,226
Agency securities	—	275,182	—	275,182	—	291,261	—	291,261
Marketable equity securities(2)	21,811	—	—	21,811	—	—	—	—
	1,115,732	1,673,157	—	2,788,889	1,057,810	1,729,692	—	2,787,502
Other Assets:
Money market funds - restricted	4,258	—	—	4,258	4,237	—	—	4,237
Total Financial Assets	$1,321,912	$1,673,157	$—	$2,995,069	$1,283,429	$1,729,692	$—	$3,013,121
______________________________________
(1) As of March 31, 2022 and December 31, 2021, all of our certificates of deposits were domestic deposits.
(2) The $21.8 million represents the fair value of marketable equity securities as of March 31, 2022. This amount includes $8.3 million that was reclassified from Investments on our condensed consolidated balance sheet following the commencement of public market trading of the issuer in the current quarter, in addition to unrealized gains of $13.5 million recorded during the current quarter. The unrealized gains are included in Other income, net on the Condensed Consolidated Statements of Operations. Refer to Note 3. Financial Statement Details.

    During the three months ended on March 31, 2022, the Company did not make any transfers between the levels of the fair value hierarchy.
Marketable debt securities
    The following table summarizes the amortized cost, unrealized gains and losses, and fair value of our debt securities at fair value on a recurring basis (in thousands):

	As of March 31, 2022				As of December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$95,239	$—	$—	$95,239	$141,274	$—	$—	$141,274
U.S. government notes	1,106,454	16	(12,549)	1,093,921	1,060,716	3	(2,909)	1,057,810
Corporate bonds	1,278,474	20	(13,088)	1,265,406	1,255,149	105	(3,028)	1,252,226
Agency securities	277,535	2	(2,355)	275,182	291,558	36	(333)	291,261
Total	$2,757,702	$38	$(27,992)	$2,729,748	$2,748,697	$144	$(6,270)	$2,742,571

    We invest in marketable securities that have maximum maturities of two years and are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these marketable securities, the more susceptible they are to changes in market interest rates and bond yields. We expect to realize the full value of these investments upon maturity and do not expect to sell the debt securities prior to maturity; therefore, we do not consider any of our marketable securities to be impaired as of March 31, 2022. We did not recognize any credit losses or non-credit-related impairments related to our available-for-sale marketable securities for the three months ended March 31, 2022.
    The following is an analysis of our marketable securities in unrealized loss positions for a period of less than twelve months. As of March 31, 2022, there are no unrealized loss positions with a duration equal to or greater than twelve months (in thousands):

	As of March 31, 2022
	Unrealized Losses within 12 months
	Fair Value	Unrealized Losses
U.S. government notes	$1,080,225	$(12,549)
Corporate bonds	1,223,546	(13,088)
Agency securities	262,329	(2,355)
Total	$2,566,100	$(27,992)
    As of March 31, 2022, we had no marketable debt securities with contractual maturities that exceed 24 months. The fair values of marketable debt securities, by remaining contractual maturities, are as follows (in thousands):

As of March 31, 2022
Fair Values
Due in 1 year or less	$1,765,710
Due in 1 year through 2 years	964,038
Total debt securities	$2,729,748
    The weighted-average remaining duration of our marketable debt securities is approximately 0.8 years as of March 31, 2022. As we view these marketable debt securities as available to support current operations, we classify marketable debt securities with maturities beyond 12 months as current assets under the caption "Marketable securities" on the condensed consolidated balance sheets.
Assets measured at fair value on a non-recurring basis
Non-Marketable Equity Securities

    We have non-marketable equity securities in privately-held companies that do not have readily determinable fair values. These equity securities are included in Investments on the condensed consolidated balance sheets. Their initial cost is adjusted to fair value on a non-recurring basis based on observable price changes from orderly transactions of identical or similar securities of the same issuer, or for impairment. These investments are classified within Level III of the fair value hierarchy as we estimate the value based on valuation methods using the observable transaction price at the transaction date and other significant unobservable inputs, such as volatility, rights, and obligations related to these securities. In addition, the valuation requires management judgment due to the absence of market price and lack of liquidity.
    We did not record any realized gains or losses for our non-marketable equity securities measured at fair value on a non-recurring basis during the three months ended March 31, 2022 and March 31, 2021. We recorded an unrealized gain of $15.0 million on non-marketable equity securities based on observable price changes from orderly transactions of identical or similar securities of the same issuer in the three months ended March 31, 2022, but did not record any unrealized losses or further unrealized gains in the three months ended March 31, 2022 and March 31, 2021. We evaluate our non-marketable equity securities for impairment at each reporting period via a qualitative assessment with various potential impairment indicators, including, but not limited to, an assessment of a significant adverse change in the economic environment, significant adverse changes in the general market condition of the geographies and industries in which our investees operate, and other publicly available information that affected the value of the its non-marketable equity securities.
    The following table summarizes the activity related to our non-marketable equity securities as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Cost of investments (1)	$23,625	$14,933
Cumulative impairment	—	—
Cumulative upward adjustment (1)	15,000	5,314
Carrying amount of investments	$38,625	$20,247
(1) During the three months ended March 31, 2022, $3.0 million previously included in the Cost of investments and $5.3 million previously included in the Cumulative upward adjustment, or $8.3 million in aggregate, were reclassified from Investments to Marketable securities on our condensed consolidated balance sheet following the commencement of public market trading of the issuer.
3.    Financial Statements Details
Cash, Cash Equivalents and Restricted Cash
    The reconciliation of cash, cash equivalents and restricted cash reported in the accompanying unaudited condensed consolidated balance sheets to the total of the same such amounts in the accompanying unaudited condensed consolidated statements of cash flows is as follows (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$635,025	$620,813
Restricted cash included in other assets	4,258	4,237
Total cash, cash equivalents and restricted cash	$639,283	$625,050
Accounts Receivable, net
    Accounts receivable, net consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Accounts receivable	$652,529	$521,597
Allowance for doubtful accounts	(392)	(132)
Product sales rebate and returns reserve	(3,531)	(4,956)
Accounts receivable, net	$648,606	$516,509

Inventories
    Inventories consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$367,811	$316,737
Finished goods	326,406	333,380
Total inventories	$694,217	$650,117
Prepaid Expenses and Other Current Assets
    Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Inventory deposits	$95,608	$46,311
Prepaid income taxes	692	8,977
Other current assets	217,363	163,916
Other prepaid expenses and deposits	24,774	18,531
Total prepaid expenses and other current assets	$338,437	$237,735
Property and Equipment, net
    Property and equipment, net consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Land	$40,336	$40,145
Equipment and machinery	104,096	90,915
Computer hardware and software	44,792	44,083
Furniture and fixtures	3,638	3,634
Leasehold improvements	30,512	30,502
Construction-in-process	2,354	2,378
Property and equipment, gross	225,728	211,657
Less: accumulated depreciation	(138,337)	(133,023)
Property and equipment, net	$87,391	$78,634
    Depreciation expense was $5.6 million and $4.9 million for the three months ended March 31, 2022 and 2021, respectively.
Accrued Liabilities
    Accrued liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued payroll-related costs	$47,799	$99,571
Accrued manufacturing costs	92,197	80,213
Accrued product development costs	28,897	22,188
Accrued warranty costs	12,325	10,414
Other	15,845	14,257
Total accrued liabilities	$197,063	$226,643

Warranty Accrual
    The following table summarizes the activity related to our accrued liability for estimated future warranty costs (in thousands):

	Three Months Ended March 31,
	2022	2021
Warranty accrual, beginning of period	$10,414	$9,314
Liabilities accrued for warranties issued during the period	4,392	3,456
Warranty costs incurred during the period	(2,481)	(2,727)
Warranty accrual, end of period	$12,325	$10,043
Contract Assets
    The following table summarizes the beginning and ending balances of our contract assets included in "Prepaid and other current assets" on the condensed consolidated balance sheets (in thousands):

	Three Months Ended March 31,
	2022	2021
Contract assets, beginning balance	$24,388	$16,380
Contract assets, ending balance	14,051	9,762
Contract Liabilities
    A contract liability is recognized when we have received customer payments in advance of our satisfaction of a performance obligation under a cancellable contract. The following table summarizes the activity related to our contract liabilities (in thousands):

	Three Months Ended March 31,
	2022	2021
Contract liabilities, beginning balance	$93,382	$85,957
Less: Revenue recognized from beginning balance	(8,248)	(7,913)
Less: Beginning balance reclassified to deferred revenue	(3,837)	(12,492)
Add: Contract liabilities recognized	17,125	14,913
Contract liabilities, ending balance	$98,422	$80,465
    As of March 31, 2022 and December 31, 2021, $40.8 million and $38.7 million of our contract liabilities, respectively, were included in "Other current liabilities" with the remaining balances in "Other long-term liabilities" on the condensed consolidated balance sheets.
Deferred Revenue
    Deferred revenue is comprised mainly of unearned revenue related to multi-year post-contract support ("PCS") contracts, services and product deferrals related to acceptance clauses. The following table summarizes the activity related to our deferred revenue (in thousands):

	Three Months Ended March 31,
	2022	2021
Deferred revenue, beginning balance	$929,312	$650,827
Less: Revenue recognized from beginning balance	(128,136)	(107,442)
Add: Deferral of revenue in current period, excluding amounts recognized during the period	322,570	176,646
Deferred revenue, ending balance	$1,123,746	$720,031

Other Performance Obligations
    Other performance obligations include unbilled contract revenue for services and product that will be recognized in future periods. As of March 31, 2022, other performance obligations of $180.0 million were comprised mainly of unbilled multi-year PCS contract amounts.
Revenue from Total Remaining Performance Obligations
    Revenue from total remaining performance obligations represents contract liabilities, deferred revenue and other performance obligations. As of March 31, 2022, approximately $1,402.2 million of revenue is expected to be recognized from remaining performance obligations, of which approximately 83% is expected to be recognized over the next two years and approximately 17% is expected to be recognized during the third to the fifth year.
Other Income, net
    Other income, net consists of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest income	$2,428	$2,045
Unrealized gain on equity investments	28,497	—
Other income (expense), net	555	(470)
Total	$31,480	$1,575
4.    Acquisition, Goodwill and Acquisition-Related Intangible Assets
Acquisition and Goodwill
    In January 2022, we completed an acquisition of a privately-held technology company in the United States for a total consideration of $47.0 million with both cash and common stock. The purchase price included $19.0 million of intangible assets, $28.5 million of goodwill and $0.5 million of net liabilities assumed.
    The changes in the carrying values of goodwill for the three months ended March 31, 2022 are as follows (in thousands):

Amount
Balance at December 31, 2021	$188,397
Additions related to one acquisition	28,518
Balance at March 31, 2022	$216,915
Acquisition-Related Intangible Assets
    The following table presents details of our acquisition-related intangible assets as of March 31, 2022 and December 31, 2021 (in thousands, except for years):

	March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Developed technology	$135,530	$(59,384)	$76,146	4.7
Customer relationships	32,920	(8,966)	23,954	5.5
Trade name	10,190	(5,046)	5,144	3.4
Others	5,720	(5,720)	—	0.0
Total	$184,360	$(79,116)	$105,244	4.8

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Developed technology	$124,730	$(53,663)	$71,067	4.5
Customer relationships	25,920	(7,899)	18,021	5.2
Trade name	8,990	(4,693)	4,297	3.8
Others	5,720	(5,550)	170	0.1
Total	$165,360	$(71,805)	$93,555	4.6
    For intangible assets acquired and purchased during the three months ended March 31, 2022, developed technology has a weighted-average useful life of 7.0 years, customer relationships has a weighted-average useful life of 7.0 years, and trade name has a weighted-average useful life of 3.0 years.
    Amortization expense related to acquisition-related intangible assets was $7.3 million, and $7.4 million for the three months ended March 31, 2022, and 2021, respectively.
    As of March 31, 2022, future estimated amortization expense related to the acquired-related intangible assets is as follows (in thousands):

Future Amortization Expense
Remainder of 2022	$22,161
2023	25,724
2024	19,046
2025	12,326
2026	10,280
Thereafter	15,707
Total	$105,244
5.    Commitments and Contingencies
Purchase Commitments
    We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf. In addition, we purchase strategic component inventory from certain suppliers under non-cancellable purchase commitments, including integrated circuits, which are consigned to our contract manufacturers. As of March 31, 2022, we had non-cancellable purchase commitments of $4,318.9 million, with $2,427.7 million with confirmed receipt dates within 12 months, $850.2 million with confirmed receipt dates greater than 12 months and the remaining $1,041 million with the receipt dates to be confirmed. These open purchase orders are considered enforceable and legally binding, and while we may have some limited ability to reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services, this can only occur with the agreement of the related supplier.
    We also had deposits to our contract manufacturers to secure our purchase commitments in the amount of $98.4 million and $49.1 million as of March 31, 2022 and December 31, 2021, respectively, which were recorded within prepaid expenses and other current assets, as well as other assets in the accompanying consolidated balance sheets.
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

Legal Proceedings
    WSOU Investments, LLC
    On November 25, 2020, WSOU Investments LLC ("WSOU") filed a lawsuit against us in the Western District of Texas asserting that certain of our products infringe three WSOU patents. WSOU's allegations are directed to certain features of our wireless and switching products. WSOU seeks remedies including monetary damages, attorney's fees and costs. On February 4, 2021, we filed an answer denying WSOU's allegations. On November 5, 2021, the case was transferred to the Northern District of California; trial has been set for October 23, 2023. On March 30, 2022, WSOU dismissed one of the patents with prejudice, removing Arista wireless products from those accused of infringement.
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
    We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2022, provisions recorded for contingent losses related to other claims and matters have not been significant. Based on currently available information, management does not believe that any liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable, and believes these other matters are not likely, individually and in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.
6.    Stockholders’ Equity and Stock-Based Compensation
Stock Repurchase Program
    In April 2019, our board of directors authorized a $1.0 billion stock repurchase program (the "Repurchase Program"). This authorization allowed us to repurchase shares of our common stock over three years, and we completed our repurchases under the Repurchase Program during the fourth quarter of 2021. In the fourth quarter of 2021, our board of directors authorized an additional $1.0 billion stock repurchase program (the “New Repurchase Program”), which allows us to repurchase shares of our common stock to be funded from working capital. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchases, trading plans under Rule 10b5-1 of the Exchange Act, or a combination of the foregoing. The New Repurchase Program commenced in November 2021 and expires on the three year anniversary thereof. The New Repurchase Program does not obligate us to acquire any of our common stock, and may be suspended or discontinued by us at any time without prior notice. As of March 31, 2022, the remaining authorized amount for stock repurchases under this program was approximately $790.8 million.
    A summary of the stock repurchase activity under the New Repurchase Program is as follows (in thousands, except per share amounts):

Three Months Ended
March 31, 2022
Aggregate purchase price	$136,228
Shares repurchased	1,171
Average price paid per share	$116.30
    The aggregate purchase price of repurchased shares of our common stock is recorded as a reduction to retained earnings. All shares repurchased have been retired.

Equity Award Plan Activities
2014 Equity Incentive Plan
    In April 2014, our board of directors and stockholders approved the 2014 Equity Incentive Plan (the “2014 Plan”), effective on the first day that our common stock was publicly traded, and simultaneously terminated the 2004 and 2011 equity plans as to future grants. However, these plans will continue to govern the terms and conditions of the outstanding options previously granted thereunder.
    Awards granted under the 2014 Plan could be in the form of Incentive Stock Options (“ISOs”), Nonstatutory Stock Options (“NSOs”), Restricted Stock Units (“RSUs”), Restricted Stock Awards (“RSAs”) or Stock Appreciation Rights (“SARs”). The number of shares available for grant and issuance under the 2014 Plan increases automatically on January 1 of each year commencing with 2016 by the number of shares equal to 3% of the outstanding shares of our common stock on the immediately preceding December 31, but not exceed 50,000,000 shares (the “2014 Plan Evergreen Increase”), unless our board of directors, in its discretion, determines to make a smaller increase. Effective January 1, 2022, our board of directors authorized an increase of 9,230,434 shares to the shares available for issuance under the 2014 Plan. As of March 31, 2022, there remained approximately 95.7 million shares available for issuance under the 2014 Plan.
2014 Employee Stock Purchase Plan
    In April 2014, our board of directors and stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on the first day that our common stock was publicly traded. The number of shares reserved for issuance under the ESPP increases automatically on January 1 of each year by the number of shares equal to 1% of our shares outstanding immediately preceding December 31, but not to exceed 10,000,000 shares, unless our board of directors, in its discretion, determines to make a smaller increase. Effective January 1, 2022, our board of directors authorized an increase of 3,076,811 shares to the shares available for issuance under our 2014 Employee Stock Purchase Plan (the “ESPP”). During the three months ended March 31, 2022, we issued 240,394 shares at a weighted-average purchase price of $48.75 per share under the ESPP. As of March 31, 2022, there remained 20.8 million shares available for issuance under the ESPP.
Stock Option Activities
    The following table summarizes the option activity under our stock plans and related information (in thousands, except years and per share amounts):

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of Stock Options Outstanding
Balance—December 31, 2021	8,685	$12.45	2.8	$1,140,369
Options granted	—	—
Options exercised	(737)	10.09
Options canceled	(121)	18.11
Balance—March 31, 2022	7,827	$12.58	2.6	$989,294
Vested and exercisable—March 31, 2022	6,304	$10.07	2.2	$812,692

Restricted Stock Unit (RSU) Activities
    A summary of the RSU activity is presented below (in thousands, except years and per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Unvested balance—December 31, 2021	7,821	$70.98	1.7	$1,124,229
RSUs granted	758	107.79
RSUs vested	(742)	64.21
RSUs forfeited/canceled	(108)	70.81
Unvested balance—March 31, 2022	7,729	$75.24	1.6	$1,074,204

Stock-Based Compensation Expense
    The following table summarizes the stock-based compensation expense related to our equity awards (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$1,309	$1,400
Research and development	27,576	21,982
Sales and marketing	13,109	10,085
General and administrative	8,285	4,086
Total stock-based compensation	$50,279	$37,553
    As of March 31, 2022, there were $501.4 million of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 3.2 years.

7.    Net Income Per Share
    The following table sets forth the computation of our basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021 (1)
Numerator:
Net income	$272,259	$180,366
Denominator:
Weighted-average shares used in computing net income per share, basic	308,045	305,224
Add weighted-average effect of dilutive securities:
Stock options and RSUs	11,322	13,116
Employee stock purchase plan	285	152
Weighted-average shares used in computing net income per share, diluted	319,652	318,492
Net income per share:
Basic	$0.88	$0.59
Diluted	$0.85	$0.57
(1) Prior periods have been adjusted to reflect the four-for-one stock split effected in the form of a stock dividend in November 2021.
    The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share for the periods presented because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021 (1)
Stock options and RSUs	64	520
Employee stock purchase plan	16	40
Total	80	560
(1) Prior periods have been adjusted to reflect the four-for-one stock split effected in the form of a stock dividend in November 2021.
8.    Income Taxes

	Three Months Ended March 31,
	2022	2021
	(in thousands, except percentages)
Income before income taxes	$309,467	$207,867
Provision for income taxes	37,208	27,501
Effective tax rate	12.0%	13.2%
    The effective tax rates above reflect tax expense recorded on pre-tax income in the three months ended March 31, 2022 and March 31, 2021. The change in effective tax rate in the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to a favorable change in jurisdictional mix in earnings.
9.    Geographical Information
    We operate as one reportable segment. The following table represents revenue based on customers’ shipping addresses (in thousands):

	Three Months Ended March 31,
	2022	2021
Americas	$664,377	$501,872
Europe, Middle East and Africa	134,805	96,274
Asia-Pacific	77,884	69,416
Total revenue	$877,066	$667,562

    Long-lived assets, excluding intercompany receivables, investments in subsidiaries, privately-held equity investments and deferred tax assets, net by location are summarized as follows (in thousands):

	March 31, 2022	December 31, 2021
United States	$68,252	$62,163
International	19,139	16,471
Total	$87,391	$78,634
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
    You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K filed with the SEC on February 15, 2022. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
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
COVID-19 Update
    The global coronavirus ("COVID-19") pandemic and the subsequent recovery in demand, coupled with lower COVID-19 period capital investments and reduced labor supply has led to, among other things, manufacturing disruptions, supply chain shortages, increased component and supply chain costs, increased lead times, extended demand planning horizons and increased purchase commitments, all of which have impacted our business operations.
    We continue to monitor and evaluate developments as the situation evolves, and have prioritized the safety of our employees throughout this period. Our offices across the globe have reopened with employees returning on a voluntary basis. Our manufacturing and supply chain operations continue to experience significant constraints, with component shortages, increased component and supply chain costs and delays broadly impacting the industry as a whole. We continue to work closely with our contract manufacturers and supply chain partners who have experienced delays in component sourcing, workforce disruptions and governmental restrictions on the production and export of their products. Although we have worked diligently to drive improvements in these areas, including funding additional working capital and incremental purchase commitments, these delays have negatively impacted our ability to supply products to our customers on a timely basis. We have extended our demand planning horizon, increased our purchase commitments and expect to continue to invest in working capital to address delays in component sourcing and the risk of future supply chain disruptions, but we cannot be certain that such delays or disruptions will not occur. In addition, inflation pressure in our supply chain and scarcity of some materials needed to build our products have increased our cost of revenue and may negatively impact our gross margin. Although the overall economy continues to recover, several issues including inflation risk, supply chain bottlenecks and COVID-19 variants have and may continue to impact the pace of the recovery.
    The extent of the impact of COVID-19 on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments including the duration and spread of the pandemic and related mitigation efforts, and the impact on our customers, partners, employees, contract manufacturers and supply chain, all of which are uncertain and cannot be predicted. However, any continued or renewed disruption in manufacturing and supply resulting from the COVID-19 pandemic or related containment measures could negatively impact our business. We also believe that any extended or renewed COVID-19 related economic disruption could have a negative impact on demand from our customers in future periods. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends.

Results of Operations
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Revenue, Cost of Revenue and Gross Margin (in thousands, except percentages)

	Three Months Ended March 31,
	2022	2021	Change in
	$	$	$	%
Revenue
Product	$724,718	$539,145	$185,573	34.4%
Service	152,348	128,417	23,931	18.6
Total revenue	877,066	667,562	209,504	31.4
Cost of revenue
Product	293,809	218,433	75,376	34.5
Service	29,412	23,857	5,555	23.3
Total cost of revenue	323,221	242,290	80,931	33.4
Gross profit	$553,845	$425,272	$128,573	30.2%
Gross margin	63.1%	63.7%

Revenue by Geography (in thousands, except percentages)

	Three Months Ended March 31,
	2022	% of Total	2021	% of Total
Americas	$664,377	75.7%	$501,872	75.2%
Europe, Middle East and Africa	134,805	15.4	96,274	14.4
Asia-Pacific	77,884	8.9	69,416	10.4
Total revenue	$877,066	100.0%	$667,562	100.0%
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
    Product revenue increased $185.6 million, or 34.4%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily driven by increased demand for our switching and routing products from our existing customers, with strong contributions from across our customer base. In addition, we added new customers in the period, as we continued to expand our presence in the enterprise market. Service revenue increased $23.9 million, or 18.6%, in the three months ended March 31, 2022, compared to the same period in 2021, as a result of continued growth in initial and renewal PCS contracts as our customer installed base has continued to expand. International revenues decreased slightly from 24.8% of total revenue in the three months ended March 31, 2021 to 24.3% of total revenues in the three months ended March 31, 2022, which was primarily due to reduced purchases from large global customers in the Asia-Pacific region. We continued to experience competitive pricing pressure on our products and services.
Cost of Revenue and Gross Margin
    Cost of product revenue primarily consists of amounts paid for inventory to our third-party contract manufacturers and merchant silicon vendors, overhead costs of our manufacturing operations including freight, and other costs associated with manufacturing our products and managing our inventory and supply chain. Cost of service revenue primarily consists of personnel and other costs associated with our global customer support and services organizations.
    Cost of revenue increased $80.9 million, or 33.4% for the three months ended March 31, 2022 compared to the same period in 2021, which was primarily driven by a corresponding increase in product and service revenues, coupled with an increase in supply chain costs due to increased production capacity, component and other supply chain costs and higher volumes.
    Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including pricing pressure on our products and services due to competition, the mix of sales to large end customers who generally receive lower pricing, the mix of products sold, manufacturing-related costs, including costs associated with supply chain sourcing activities, merchant silicon costs, and excess/obsolete inventory write-downs, including charges for excess/obsolete component inventory held by our contract manufacturers. We expect our gross margin to fluctuate over time, depending on the factors described above.
    Gross margin decreased from 63.7% to 63.1% for the three months ended March 31, 2022 compared to the same period in 2021. The decrease was primarily driven by higher supply chain costs, which were partly offset by improved product margins due to a reduced proportion of our sales to larger end customers who generally receive larger discounts.
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

	Three Months Ended March 31,
	2022	2021	Change in
	$	$	$	%
Operating expenses:
Research and development	$172,006	$132,487	$39,519	29.8%
Sales and marketing	80,739	71,020	9,719	13.7
General and administrative	23,113	15,473	7,640	49.4
Total operating expenses	$275,858	$218,980	$56,878	26.0%
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
    Research and development expenses increased $39.5 million, or 29.8%, in the three months ended March 31, 2022 compared to the same period in 2021. The increase in the three months ended March 31, 2022 was primarily due to a $21.4 million increase in new product introduction costs, including third party engineering and other product development costs, and an $8.9 million increase in personnel costs driven by headcount growth.
Sales and marketing
    Sales and marketing expenses consist primarily of personnel costs, marketing, trade shows, and other promotional activities, and an allocated portion of facility and IT costs. We expect our sales and marketing expenses to increase in absolute dollars as we continue to expand our sales and marketing efforts worldwide.
    Sales and marketing expenses increased $9.7 million, or 13.7%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase in the three months ended March 31, 2022 included $11.0 million in personnel-related costs mostly driven by an increase in headcount and sales incentive compensation.
General and administrative
    General and administrative expenses consist primarily of personnel costs and professional services costs. General and administrative personnel costs include those for certain executive functions, as well as finance, human resources and legal functions. Our professional services costs are primarily related to external legal, accounting and tax services.
    General and administrative expenses increased $7.6 million, or 49.4%, in the three months ended March 31, 2022 compared to the same period in 2021. The increase for the three months ended March 31, 2022 was primarily related to $5.3 million in personnel-related costs, which primarily consisted of increased stock-based compensation expenses.
Other Income, Net (in thousands, except percentages)
    Other income, net consists primarily of interest income from our cash, cash equivalents and marketable securities, gains and losses on our equity investments in privately-held companies and marketable securities, and foreign currency transaction gains and losses. We expect other income, net may fluctuate in the future as a result of the re-measurement of our equity investments upon the occurrence of observable price changes and/or impairments, changes in interest rates or returns on our cash and cash equivalents and marketable securities, and foreign currency exchange rate fluctuations.

	Three Months Ended March 31,
	2022	2021	Change in
	$	$	$	%
Other income, net:
Interest income	$2,428	$2,045	$383	18.7%
Unrealized gain on equity investments	28,497	—	28,497	100.0
Other income (expense), net	555	(470)	1,025	218.1
Total other income, net	$31,480	$1,575	$29,905	1,898.7%
    The increase in other income, net was driven by a $28.5 million unrealized gain on our equity investments. For additional information, refer to Note 2 – Fair Value Measurement and Investments in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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

	Three Months Ended March 31,
	2022	2021	Change in
	$	$	$	%
Income before income taxes	$309,467	$207,867	$101,600	48.9%
Provision for income taxes	37,208	27,501	9,707	35.3%
Effective tax rate	12.0%	13.2%
    For the three months ended March 31, 2022 and 2021, we recorded a provision of $37.2 million and $27.5 million for income taxes, respectively. The increase in income taxes was primarily due to an overall increase in pre-tax income, combined with a favorable change in jurisdictional mix in earnings in the three months ended March 31, 2022, as compared to the same period in 2021.
Liquidity and Capital Resources
    Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of March 31, 2022, our total balance of cash, cash equivalents and marketable securities was approximately $3.4 billion, of which approximately $600.1 million was held outside of the U.S. in our foreign subsidiaries.
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

Cash Flows (in thousands)

	Three Months Ended March 31,
	2022	2021
Cash provided by operating activities	$217,138	$254,675
Cash used in investing activities	(72,615)	(217,949)
Cash used in financing activities	(129,809)	(85,770)
Effect of exchange rate changes	(481)	(838)
Net increase (decrease) in cash, cash equivalents and restricted cash	$14,233	$(49,882)
Cash Flows from Operating Activities
    During the three months ended March 31, 2022, cash provided by operating activities was $217.1 million, primarily from net income of $272.3 million, reduced by non-cash adjustments to net income of $35.4 million, and a net increase of $19.7 million in working capital requirements. Cash outflows from the increase in working capital requirements primarily consisted of a $131.9 million increase in accounts receivables due to increased product and service billings, a $108.0 million increase in prepaid and other current assets primarily driven by increased inventory deposits to our contract manufacturers and product deferred cost of sales driven by higher product revenue deferrals, and a $43.5 million increase in inventory to help mitigate the impact of supply chain disruptions. These operating cash outflows were largely offset by a $187.2 million increase in deferred revenue reflecting ongoing growth from PCS contracts, and increased product deferred revenue related to contracts with acceptance terms, and a $107.0 million increase in income taxes payable due to timing of payments, the impact of IRC Section 174 and an increase in pre-tax income.
    During the three months ended March 31, 2021, cash provided by operating activities was $254.7 million, primarily from net income of $180.4 million and non-cash adjustments to net income of $61.3 million driven by stock-based compensation and depreciation and amortization, and a net decrease of $13.0 million in working capital requirements. Cash inflows from the decrease in working capital requirements primarily consisted of a $69.2 million increase in product and service deferred revenue driven by contacts with acceptance terms and continued growth in PCS contracts, which was largely offset by cash outflows that consisted of a $20.8 million decrease in accrued liabilities, including the payment of corporate bonuses, a $15.3 million increase in prepaid expenses including increased deferred product cost of revenue, and a $10.4 million decrease in income taxes payables.
Cash Flows from Investing Activities
    During the three months ended March 31, 2022, cash used in investing activities was $72.6 million, primarily consisting of purchases of available-for-sale securities of $412.6 million, a business acquisition of $37.6 million, purchases of non-marketable equity investments of $11.7 million, and purchases of property and equipment of $14.9 million, partially offset by proceeds from maturities of marketable securities of $404.2 million.
    During the three months ended March 31, 2021, cash used in investing activities was $217.9 million, primarily consisting of purchases of available-for-sale securities of $590.5 million, and purchases of property and equipment of $5.1 million, partially offset by proceeds from maturities of marketable securities of $379.6 million.
Cash Flows from Financing Activities
    During the three months ended March 31, 2022, cash used in financing activities was $129.8 million, primarily consisting of payments for repurchases of our common stock from the open market of $136.2 million, partially offset by proceeds from the issuance of common stock under employee equity incentive plans of $19.2 million.
    During the three months ended March 31, 2021, cash used in financing activities was $85.8 million, primarily consisting of payments for repurchases of our common stock from the open market of $101.4 million, partially offset by proceeds from the issuance of common stock under employee equity incentive plans of $18.1 million.
Stock Repurchase Program
    In April 2019, our board of directors authorized a $1.0 billion stock repurchase program (the “Repurchase Program”). This authorization allowed us to repurchase shares of our common stock over three years and we completed our repurchases under the Repurchase Program during the fourth quarter of 2021. In the fourth quarter of 2021, our board of directors authorized an additional $1.0 billion stock repurchase program (the "New Repurchase Program"). This authorization allows us to repurchase shares of our common stock and will be funded from working capital. The New Repurchase Program commenced in the fourth quarter of 2021, and expires on the three-year anniversary thereof. The New Repurchase Program does not obligate us to acquire any of our common stock and may be suspended or discontinued by the company at any time without prior notice. During the quarter ended March 31, 2022, we repurchased a total of $136.2 million of our common stock. As of

March 31, 2022, the remaining authorized amount for repurchases under the New Repurchase Program was $790.8 million. Refer to Note 6. Stockholders' Equity and Stock-Based Compensation of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of the Quarterly Report on Form 10-Q for further discussion.
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
    Our material cash requirements include the following contractual and other obligations:
Leases
    We have operating lease arrangements for office space, data center, equipment and other corporate assets. As of March 31, 2022, we had lease payment obligations, net of immaterial sublease income, of $88.4 million, with $18.0 million payable within 12 months.
Purchase Obligations
    Purchase obligations represent an estimate of all open purchase orders and contractual obligations, made either directly by Arista or by our contract manufacturers on our behalf, in the ordinary course of business for which we have not received the goods or services. As of March 31, 2022, we had $4.3 billion of such purchase obligations, with $2.5 billion expected to be received within 12 months, and $0.8 billion with confirmed receipt dates in excess of one year. In addition, we had $1.0 billion of purchase obligations that were placed in the current quarter for which receipt dates have yet to be confirmed. These open purchase orders are considered enforceable and legally binding, and while we may have some limited ability to reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services, this can only occur with the agreement of the related supplier.
Accrued Income Taxes
    In connection with the Tax Cuts and Jobs Act of 2017("TCJA"), we recorded a federal income tax payable for transition tax on the mandatory deemed repatriation of foreign earnings that will be payable over an eight-year period. As of March 31, 2022, $6.3 million of long-term transition tax payable represents the remaining federal income tax payable due between one and three years. In addition to the long-term transition tax payable, as of March 31, 2022 we have recorded long-term tax liabilities of $68.2 million related to uncertain tax positions; however, we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.
    In addition, beginning in 2022, the TCJA eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five years pursuant to IRC Section 174. Although there is proposed legislation that would defer the capitalization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. Consequently, we accrued an incremental income tax liability of $49.0 million as of March 31, 2022, associated with these new regulations, and may incur up to an additional $130.0 million in tax liabilities for the remainder of 2022.
Off-balance Sheet Arrangements
    As of March 31, 2022, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Estimates
    Our management’s discussion and analysis of financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected. We believe the critical accounting policies and estimates in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K filed with the SEC on February 15, 2022 reflect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K.

Recent Accounting Pronouncements
    Refer to the sections titled “Recently Adopted Accounting Pronouncements” in Note 1. Organization and Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
    We are exposed to financial market risks, including changes in foreign currency exchange rates, interest rates and equity investment risks. Our exposure to market risk has not changed materially since December 31, 2021. For quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
    Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
    There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, that occurred during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risk Factors Summary

    Our business is subject to numerous risks and uncertainties, including those highlighted in Part I, Item 1A titled “Risk Factors.” These risks include, but are not limited to, the following:
Risks Related to Our Business and Industry
•the COVID-19 pandemic which has led, among other things, to manufacturing disruptions, prolonged supply chain shortages, increased component and other supply chain costs, and unpredictable product demand and supply, increased lead times, extended demand planning horizons and increased purchase commitments, all of which, in turn, could materially adversely affect our business;
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
•adverse economic and geopolitical conditions including inflationary pressures, the impact of the Russian-Ukrainian conflict and reduced information technology and network infrastructure spending may adversely affect our business;
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
Risks Related to Our Business and Industry
The COVID-19 pandemic, which has led, among other things, to manufacturing disruptions, prolonged supply chain shortages, increased component and supply chain costs and unpredictable product demand and supply, extended demand planning horizons and increased purchase commitments, could materially adversely affect our business, financial condition, results of operations and prospects.
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
Our contract manufacturers in Malaysia, Mexico and the United States are impacted by the pandemic and have experienced shelter in place orders, workforce disruptions, delays and increased costs for production, transit and the import and export of products. While our contract manufacturers have made progress to minimize disruptions caused by COVID-19, governments are continuing to impose restrictions on access as a result of COVID-19 variants, which has negatively impacted the staffing and product output of our contract manufacturers. Our contract manufacturers’ activities are further limited by supply constraints caused by prolonged disruptions in the manufacturing activities of our suppliers. Similar to our manufacturing facilities, our direct fulfillment centers and service depots continue to operate with varying degrees of government restriction on access, which can materially impact our ability to ship products or provide support services to our customers. As a result of COVID-19 related manufacturing disruptions, the lead times for our products have increased and our component and other supply chain costs have increased which has and may continue to adversely impact our gross margins. In addition, we have had to increase our demand planning horizon to address supply chain shortages, combined with increased component lead times and unpredictability of supply, resulting in significant increases to our purchase commitments and component buffer inventories. There is however no guarantee that suppliers will meet their commitments or that customers' actual demand will directly match our demand forecasts and this has increased the risk of future excess and obsolete inventory and could have a negative impact on our gross margins.
As the COVID-19 pandemic continues, we have experienced and may continue to experience additional risks including:
•more manufacturing disruptions and supply shortages, including shortages in semiconductors;
•increased lead times for our products including longer lead times for component parts incorporated into our products which, in turn, can increase the risk of order cancellations;
•reduced capacity and output at factories and factory closures, particularly in China;
•disruptions in logistics which impact the movement of components and finished products;
•overall increased demand for materials which could result in a limited or unpredictable supply, or increased costs, of materials and components that are incorporated in our products;
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
We have made substantial investments to develop new products and services and enhancements to existing products through our acquisitions and research and development efforts to expand our product offerings and maintain our revenue growth. If we are unable to anticipate technological changes in our industry by introducing new or enhanced products and services in a timely and cost-effective manner or if we fail to introduce products and services that meet market demand, we may lose our competitive position, our products may become obsolete, and our business, financial condition or results of operations could be adversely affected. For example, as we introduce our 400 GbE and 800 GbE products, our ability to continue to maintain our competitive position with our customers will depend on our ability to deliver these new products in a timely manner and our customers' acceptance of these products. In addition, the evaluation, testing and qualification of our new products by our customers may be lengthy and may require contractual acceptance clauses, which could delay our revenue recognition and impact our revenue and deferred revenue balances.
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
Our revenue growth rate in previous periods may not be indicative of our future performance. We have experienced annual revenue growth rates of 27.2%, -3.9%, 12.1%, and 30.7% in 2021, 2020, 2019, and 2018, respectively. In the future, our revenue growth rates may continue to be volatile as we become more penetrated in our existing customer base and product markets, and as we look to enter and expand into new markets. In addition, COVID-19 related and other economic or geopolitical disruptions may cause delays in product shipments or cancellation of orders by end customers, and could have a negative impact on demand from our customers in future periods, and on our ability to add new customers. Other factors may also contribute to declines in our growth rates, including changes in demand for our products and services, particularly from our large end customers, changes in capital spending by our large end customers, increased competition, price sensitivities from our customers to increases in our pricing, our ability to successfully manage our expansion or continue to capitalize on growth opportunities, the maturation of our business, the Russian-Ukrainian conflict, a potential global economic downturn and other general economic and international trade conditions, and our ability to be successful in adjacent markets, such as campus switching, WiFi networking markets and network security markets. For example, we have experienced volatility in demand from certain of our large end customers. Overall demand from larger customers may decline in future periods, which would impact our future revenue growth. You should not rely on our revenue for any prior quarterly or annual period as an indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected and our stock price could be volatile.
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
•increased expenses resulting from increases in material or component costs and production costs including as a result of increased logistics costs as a result of the Russia/Ukraine conflict, global inflationary pressures and shortages in supply for semiconductors or the tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs implemented by the U.S. government on various imports from China;
•changes in our pricing policies, whether initiated by us or as a result of competition;
•the amount and timing of operating costs and capital expenditures related to the operation and expansion of our business;
•difficulty forecasting, budgeting and planning due to limited visibility beyond the first two quarters into the spending plans of current or prospective customers;
•excess or obsolete inventory resulting in write-downs;
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
•general economic conditions, both domestically and in foreign markets, and disruptions in our business and the markets due to, among other things, health epidemics, natural disasters, terrorism, wars and other catastrophic events including international trade wars involving the U.S. and China, the Russia/Ukraine conflict and other political tensions in Russia, Europe and Asia and global economic downturns or inflationary pressures;
•increases in cybersecurity threats, including security threats from state sponsors; and
•other risk factors described in this Quarter Report on Form 10-Q.
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
We expect our gross margins to vary over time and the gross margins we have achieved in recent years may not be sustainable and may be adversely affected in the future by numerous factors, including but not limited to changes in end-customer, geographic or product mix, increased price competition, introduction of new products and new business models including the sale and delivery of more software and subscription solutions, increases in material or component costs and production costs including as a result of increased logistics costs as a result of the COVID-19 and Russia/Ukraine conflict and shortages in supply for semiconductors and other components, entry into new markets or growth in lower margin markets, entry in markets with different pricing and cost structures, pricing discounts given to customers, costs associated with defending intellectual property infringement and other claims and the potential outcomes of such disputes, higher levels of excess or obsolete inventory and inventory holding charges as a result of extended demand planning horizons due to industry-wide supply shortage, changes in shipment volumes, the timing of revenue recognition and revenue deferrals, increased costs arising from tariffs, increased costs arising from epidemics, changes in distribution channels, increased warranty costs, and our ability to execute our operating plans. In addition, inflationary pressures and shortages have increased and we expect will continue to increase costs for certain materials, components, supplies and services. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in this risk factors section could be heightened. We determine our operating expenses largely on the basis of anticipated revenues and a high percentage of our expenses are fixed in the short and medium term. As a result, a failure or delay in generating or recognizing revenue could cause significant variations in our operating results and operating margin from quarter to quarter. Failure to sustain or improve our gross margins reduces our profitability and may have a material adverse effect on our business and stock price.
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
Our products rely on components, including merchant silicon chips, integrated circuit components, printed circuit boards, connectors, custom-tooled sheet metal and power supplies that we purchase or our contract manufacturers purchase on our behalf from a limited number of suppliers, including certain sole source providers. Generally, we do not have guaranteed supply contracts with our component suppliers, and our suppliers could suffer shortages, longer lead times, delay shipments, prioritize shipments to other vendors, decommit orders, increase prices or cease manufacturing such products or selling them to us at any time. Supply of these components world-wide are being adversely affected by the COVID-19 pandemic as well as industry consolidation and geopolitical conditions such as international trade wars like the U.S. trade war with China, Russia/Ukraine conflict and increased political tensions in Russia, Europe or Asia. Such shortages, increased component lead times, reduced allocations of components and decommitments of orders have, and could continue to, result in increased component prices, fewer sourcing options, unpredictability of supply, prolonged manufacturing disruptions and increased product lead times. In the past, we have also experienced shortages in inventory for dynamic random access memory integrated circuits, semiconductors and delayed releases of the next generation of chipset, which delayed our production and/or the release of our new products. In addition, we have experienced an increase in cost of certain components.
Although we have increased our purchase commitments to support long-term customer demand, if we are unable to obtain sufficient quantities of any of these components on commercially reasonable terms or in a timely manner, or if we are unable to obtain alternative sources for these components, shipments of our products could be delayed or halted entirely or we may be required to redesign our products. Any of these events could result in a cancellation of orders, lost sales, reduced gross margins or damage to our end customer relationships, which would adversely impact our business, financial condition, results of operations and prospects. Additionally, if our suppliers do not meet their commitments or actual demand does not directly match with our demand forecasts, it could result in excess or obsolete inventory, which we would be required to write down to its estimated realizable value, which in turn could result in lower gross margins.
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

Our business depends on the overall demand for information technology, network connectivity and access to data and applications. Weak domestic or global economic conditions, fear or anticipation of such conditions, international trade disputes, global pandemics, or a reduction in information technology and network infrastructure spending even if economic conditions improve, could adversely affect our business, financial condition, results of operations and prospects in a number of ways, including longer sales cycles, lower prices for our products and services, higher default rates among our distributors, and reduced unit sales and lower or no growth. For example, the global macroeconomic environment could be negatively affected by, among other things, the COVID-19 pandemic or other epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes between the U.S., China and other countries, inflationary pressures, instability in the global credit markets, the impact and uncertainty regarding global central bank monetary policy, including the instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union ("EU"), the Russia/Ukraine conflict, political tensions between Taiwan and China, political demonstrations, and foreign governmental debt concerns. Such challenges have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets.
In addition, the COVID-19 pandemic has caused business disruptions around the world and may result in customers delaying or canceling capital expenditures on information technology and network infrastructure, which may affect the overall demand for our products. In light of the manufacturing disruptions and supply chain constraints caused by the COVID-19 pandemic and the Russia/Ukraine conflict, end customers may also be placing orders in advance of demand to ensure supply. Continuing or worsening economic instability could result in a cancellation of such orders or otherwise adversely affect spending for IT, network infrastructure, systems and tools which could reduce expected revenues or result in a write-down of excess or obsolete inventory. A downturn may also significantly affect financing markets, the availability of capital and the terms and conditions of financing arrangements, including the overall cost of financing as well as the financial health or creditworthiness of our end customers. Circumstances may arise in which we need, or desire, to raise additional capital, and such capital may not be available on commercially reasonable terms, or at all.
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
Moreover, because our sales are based primarily on purchase orders, our customers may cancel, delay, reduce or otherwise modify their purchase commitments with little or no notice to us. For example, due to the manufacturing disruptions and supply chain constraints caused by the COVID-19 pandemic and the Russia/Ukraine conflict, end customers may be placing orders in advance of demand to ensure supply. End customers may decide to delay or cancel such orders if economic conditions worsen. This limited visibility regarding our end customers’ product needs, the timing and quantity of which could vary significantly, requires us to rely on estimated demand forecasts to determine how much material to purchase and product to manufacture. Our failure to accurately forecast demand can lead to product shortages which could lead to delays in fulfilling current and future purchase orders that can impede production by our customers and harm our customer relationships. And, in the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to mitigate the effect of the lost revenue on our business, and in addition, could incur increased excess and obsolete inventory charges, all of which could materially affect our operating results.
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
Managing our extended supply chain is complex, and our inventory management systems and related supply-chain visibility tools may not enable us to forecast accurately and effectively manage the supply of our products and product components. Our ability to manage our supply chain may also be adversely affected by other factors including geopolitical conditions such as the impact of the COVID-19 pandemic, the Russian/Ukraine conflict and related economic sanctions against Russia and the U.S. trade war with China. The COVID-19 pandemic and related global geopolitical and economic conditions have resulted in prolonged manufacturing and supply chain disruptions, including temporary closures of certain contract manufacturer and supplier facilities particularly within China which, in turn, have caused (and may continue to cause) shortages of, and extended lead times for, components used to manufacture our products, increases in the prices for such components, a reduction, unpredictability or interruption of supply, prioritization of component shipments to other vendors and decommitments of orders. Insufficient component supply, or any increases in the time required to manufacture our products, may lead to prolonged inventory shortages and manufacturing disruptions that could result in increased customer lead times for our products, delayed revenue, cancellation of orders or loss of sales opportunities altogether as potential end customers turn to competitors’ products that are readily available.
In order to reduce manufacturing lead times and plan for adequate component supply, we have issued and expect to continue to issue purchase orders for components and products that are non-cancellable and non-returnable, including purchase commitments for semiconductors as disclosed in Note 5. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. As a result of COVID-19 related supply disruptions, we have extended our demand planning horizon and increased our purchase commitments for components and products in order to support long-term customer demand. There is however no guarantee that suppliers will meet their commitments or that actual customer demand will directly match our demand forecasts. We establish a liability for non-cancellable, non-returnable purchase commitments with our component inventory suppliers for quantities in excess of our demand forecasts, or for products that are considered obsolete. In addition, we establish a liability and reimburse our contract manufacturer for component inventory purchased on our behalf that has been rendered excess or obsolete due to manufacturing and engineering change orders, or in cases where inventory levels greatly exceed our demand forecasts. Our non-cancellable commitments and the cash deposits to secure our purchases to our contract manufacturers are disclosed in Note 5. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. If we ultimately determine that we have excess inventory or obsolete inventory, we may have to reduce our prices and write down inventory to its estimated realizable value, which in turn could result in lower gross margins. If we are unable to effectively manage our supply and inventory, our business, financial condition, results of operations and prospects could be adversely affected.
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
To the extent that our products are manufactured at facilities in foreign countries, we may be subject to additional risks associated with complying with local rules and regulations in those jurisdictions, including government restrictions issued in connection with the COVID-19 pandemic. For example, due to the COVID-19 pandemic, some of our contract manufacturers have experienced temporary closures and labor shortages as a result of shelter in place orders issued in their local jurisdictions. While our manufacturing sites are currently operational, further shelter in place orders, factory closures or reductions in staffing in these or other manufacturing sites would result in material disruptions, increased lead times and supply shortages of our products. The lockdown orders in China that started in April, 2022 and the potential for expansion of those orders increases the risk in obtaining components or material that are used to produce Arista products.
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
We and our contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and analysis from our sales and marketing organizations, adjusted for overall market conditions and other factors. More recently, in order to address supply chain shortages and extended lead times, we have extended our demand planning horizon and increased our purchase commitments with our contract manufacturers and suppliers, and we have issued and may continue to issue purchase orders for components and products that are non-cancellable and non-returnable including purchase commitments for semiconductors as disclosed in Note 5. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. However, there is no guarantee that suppliers will meet their commitments or that actual customer demand will directly match our demand forecasts. Our non-cancellable commitments and the cash deposits to secure our purchases to our contract manufacturers are disclosed in Note 5. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. If our forecasts are materially inaccurate, customers' orders are cancelled or if we otherwise do not need such inventory, we may under- or over-procure inventory, and such inaccuracies in our forecasts could materially adversely affect our business, financial condition and results of operations.
Risks Related to Intellectual Property and Other Proprietary Rights

Assertions by third parties of infringement or other violations by us of their intellectual property rights, or other lawsuits asserted against us, could result in significant costs and substantially harm our business, financial condition, results of operations and prospects.
Patent and other intellectual property disputes are common in the network infrastructure, network security and Wi-Fi industries and have resulted in protracted and expensive litigation for many companies. Many companies in the network infrastructure, network security and Wi-Fi industries, including our competitors and other third parties, as well as non-practicing entities, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims of patent infringement, misappropriation, or other violations of intellectual property rights against us. From time to time, they have or may in the future also assert such claims against us, our end customers or channel partners whom we typically indemnify against claims that our products infringe, misappropriate or otherwise violate the intellectual property rights of third parties. For example, we have previously been involved in litigation with Cisco and OptumSoft, and are currently involved in litigation with WSOU, which is described in the “Legal Proceedings” subheading in Note 5. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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
From time to time, we may become involved in legal proceedings relating to matters incidental to the ordinary course of our business, including patent, copyright, commercial, product liability, employment, class action, whistleblower and other litigation, in addition to governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability and/or require us to change our business practices. For example, we were previously involved in litigation with Cisco and OptumSoft. In addition, on November 25, 2020, WSOU Investments LLC ("WSOU") filed a lawsuit against us in the Western District of Texas asserting that certain of our products infringe three WSOU patents. WSOU's allegations are directed to certain features of our wireless and switching products. WSOU seeks remedies including monetary damages, attorney’s fees and costs. On February 4, 2021, we filed an answer denying WSOU's allegations. On November 5, 2021, the case was transferred to the Northern District of California; trial has been set for October 23, 2023. On March 30, 2022, WSOU dismissed one of the patents with prejudice, removing Arista wireless products from those accused of infringement. We intend to vigorously defend against the claims brought against us by WSOU. However, we cannot be certain that any of WSOU's claims will be resolved in our favor, regardless of the merits of those claims. Any adverse litigation ruling could result in a significant damages award against us and injunctive relief.
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
For more information regarding the litigation in which we have been involved, see the “Legal Proceedings” subheading in Note 5. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q incorporated herein by reference.

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
We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners. Computer programmers or other persons or organizations may attempt to penetrate our network security, or that of our website or systems, and access, use, or obtain confidential, personal, or otherwise sensitive or proprietary information about us or our customers, or via these or other methods, including denial of service attacks and other cyberattacks, disrupt or cause interruptions of our service. These risks may increase due to the current COVID-19 pandemic. In addition, geopolitical tensions, such as the Russia/Ukraine conflict may create a greater risk of cyberattacks against our company and our manufacturers, suppliers, logistics providers, banks and other business partners. Because the techniques used to access, disrupt, or sabotage networks and systems change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. In addition, our software and sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain vulnerabilities or defects in design or manufacture, including “bugs” and other problems that could cause the software or applications to fail or otherwise to unexpectedly interfere with the operation of the system or that could result in a breach of or disruption to our systems, products, services or networks or the systems, networks, products, or services of third parties that support us and our services. We also face risks of others gaining unauthorized access to our products and services and introducing malicious software, and such malicious software, defects, bugs or vulnerabilities, or other defects, bugs, or vulnerabilities in our products or services may result in failures or interruptions of our products or services or expose our end-customers' networks, leaving their networks unprotected against the latest security threats. We have also outsourced a number of our business functions to third parties, including our manufacturers, logistics providers, and cloud service providers, and our business operations also depend, in part, on the success of these third parties’ own cybersecurity measures. Similarly, we rely upon distributors, resellers and system integrators to sell our products and our sales operations depend, in part, on the reliability of their cybersecurity measures. Additionally, we depend upon our employees to appropriately handle confidential, sensitive, and proprietary data and deploy our IT resources with the use of security measures designed to prevent exposure of our networks and systems to security breaches and incidents and the loss of data. We and all of the aforementioned third parties also face the risk of ransomware and other malicious software, phishing schemes and other social engineering methods, fraud and other malfeasance, cybersecurity threats from state sponsors and other actors, and intentional or negligent acts or omissions of employees and contractors. Furthermore, our acquisition of Awake Security and our provision of its NDR platform may result in us being a more attractive target for such attacks. Accordingly, if our cybersecurity systems and measures or those of any of the aforementioned third parties fail to protect against sophisticated cyber-attacks, other means of effectuating security breaches or incidents, interruptions or other disruptions of our or our third-party service providers’ systems, networks, products, or services, the mishandling of data by employees and contractors, or any other means of unauthorized access to, or use of, our manufacturing process, products, services, networks, systems, or data that we or such third parties maintain, operate, or process, our ability to conduct our business effectively could be damaged in a number of ways, including:
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
Risks Related to Accounting, Compliance, Regulation and Tax
If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.
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
Tax laws are dynamic and subject to change. Changes in tax laws and regulations and interpretations of such laws and regulations, including taxation of earnings outside of the U.S. may have adverse effects on our operating results and could impact the tax treatment of our earnings and cash and cash equivalent balances we currently maintain. Furthermore, due to shifting economic and political conditions, tax policies or rates in various jurisdictions, including the United States, may be subject to significant change. For example, in 2022, the Biden Administration proposed tax reform legislation that includes an increase to the corporate tax rate and changes to provisions addressing global intangible low-taxed income, foreign derived intangible income and the base erosion anti-abuse tax, and the disallowance of tax deductions for certain expenses, all of which could result in increased federal taxes if the proposal is ultimately enacted. Further, beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five years pursuant to IRC Section 174. Although there is proposed legislation that would defer the capitalization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. If the requirement is not modified, our cash tax liability will likely increase in 2022; however, we do not anticipate any material change to our effective tax rate. In addition, several countries, including the United States and Ireland as well as the Organization for Economic Cooperation and Development have reached agreement on a global minimum tax initiative. Many countries are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business.
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

Our products may be subject to various export controls and because we incorporate encryption technology into certain of our products, certain of our products may be exported from various countries only with the required export license or through an export license exception. If we were to fail to comply with the applicable export control laws, customs regulations, economic sanctions or other applicable laws, we could be subject to monetary damages or the imposition of restrictions which could be material to our business, operating results and prospects and could also harm our reputation. Further, there could be criminal penalties for knowing or willful violations, including incarceration for culpable employees and managers. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, certain export control and economic sanctions laws prohibit the shipment of certain products, technology, software and services to embargoed countries and sanctioned governments, entities, and persons. Even though we take precautions to ensure that we and our channel partners comply with all relevant regulations, any failure by us or our channel partners to comply with such regulations could have negative consequences, including reputational harm, government investigations and penalties. In addition, economic sanctions that are vague and not subject to guidance by regulators lead to heightened compliance risk.
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
Our directors, executive officers and each of our stockholders who own greater than 10% of our outstanding common stock together with their affiliates, in the aggregate, beneficially own approximately 19.3% of the outstanding shares of our common stock, based on shares outstanding as of March 31, 2022. As a result, these stockholders, if acting together, could exercise a significant level of influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
Our business is subject to the risks of earthquakes, fire, power outages, floods, health epidemics and other catastrophic events and to interruption by man-made problems such as terrorism and war.
Our corporate headquarters and the operations of our key manufacturing vendors, logistics providers and partners, as well as many of our customers, are located in areas exposed to risks of natural disasters such as earthquakes and tsunamis, including the San Francisco Bay Area, Japan and Taiwan. A significant natural disaster, such as an earthquake, tsunami, fire or a flood, or other catastrophic event such as the COVID-19 pandemic or other disease outbreak, could have a material adverse effect on our or their business, which could in turn materially affect our financial condition, results of operations and prospects. These events could result in manufacturing and supply chain disruptions, shipment delays, order cancellations, and sales delays which could result in missed financial targets. Any health epidemic could have a material adverse effect on our ability to obtain components for our products that are supplied from Asia or to manufacture our products in Asia. Any such disruption of our suppliers, our contract manufacturers or our service providers would likely impact our sales and operating results. In addition, a health epidemic could adversely affect the economies of many countries, resulting in an economic downturn that could affect demand for our products and likely impact our operating results. In addition, acts of terrorism and war could cause disruptions in our business or the business of our manufacturers, logistics providers, partners or end customers or the economy as a whole. Given our typical concentration of sales at each quarter end, any disruption in the business of our manufacturers, logistics providers, partners or end customers that affects sales at the end of our quarter could have a particularly significant adverse effect on our quarterly results.

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
    On January 31, 2022, we issued 32,567 shares of our common stock as consideration pursuant to an acquisition. We issued the shares of common stock in reliance on the exemptions from registration afforded by Section 4(a)(2) of the Securities Act of 1933 (Securities Act). Accordingly, the offer and sale of the shares pursuant to the acquisition agreement have not been registered under the Securities Act, and such shares may not be offered or sold in the United States except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act and any applicable state securities laws.
Issuer Purchase of Equity Securities
    In April 2019, our board of directors authorized a $1.0 billion stock repurchase program (the “Repurchase Program”). This authorization allowed us to repurchase shares of our common stock over three years and we completed our repurchases under the Repurchase Program during the fourth quarter of 2021. In the fourth quarter of 2021, our board of directors authorized an additional $1.0 billion stock repurchase program (the “New Repurchase Program”). This authorization allows us to repurchase shares of our common stock and will be funded from working capital. Repurchases may be made at management's discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The New Repurchase Program commenced in the fourth quarter of 2021, and expires on the three-year anniversary thereof. The New Repurchase Program does not obligate us to acquire any of our common stock and may be suspended or discontinued by the company at any time without prior notice. Our repurchases for the three months ended  March 31, 2022 are disclosed as below (in thousands, except per share amounts). For our repurchase activities made during the quarter, please refer to Note 6. Stockholders' Equity and Stock-Based Compensation of the Notes to Consolidated Financial Statements included in Part I, Item 1, of the Quarterly Report on Form 10-Q.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
January 1, 2022 - January 31, 2022	212	$117.94	212	$902,035
February 1, 2022 - February 28, 2022	255	117.40	255	872,021
March 1, 2022 - March 31, 2022	704	115.41	704	790,811
	1,171		1,171

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

Arista Networks, Inc.
(Registrant)

Date:	May 2, 2022	By:	/s/ JAYSHREE ULLAL
Jayshree Ullal
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 2, 2022	By:	/s/ ITA BRENNAN
Ita Brennan
Chief Financial Officer
(Principal Accounting and Financial Officer)