Form 10-Q
period 2022-06-30
Arista Networks, Inc.
filed 2022-08-02
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of July 27, 2022 was 304,280,458.

ARISTA NETWORKS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ARISTA NETWORKS, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except par value)

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$493,246	$620,813
Marketable securities	2,408,656	2,787,502
Accounts receivable, net	585,786	516,509
Inventories	852,810	650,117
Prepaid expenses and other current assets	388,697	237,735
Total current assets	4,729,195	4,812,676
Property and equipment, net	91,823	78,634
Acquisition-related intangible assets, net	140,836	93,555
Goodwill	273,494	188,397
Investments	38,263	20,247
Operating lease right-of-use assets	61,869	65,182
Deferred tax assets	442,455	442,295
Other assets	46,610	33,443
TOTAL ASSETS	$5,824,545	$5,734,429
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$275,093	$202,636
Accrued liabilities	210,334	226,643
Deferred revenue	697,762	593,578
Other current liabilities	94,837	86,972
Total current liabilities	1,278,026	1,109,829
Income taxes payable	79,422	69,916
Operating lease liabilities, non-current	51,793	56,527
Deferred revenue, non-current	335,728	335,734
Deferred tax liabilities, non-current	13,447	129,074
Other long-term liabilities	60,337	54,749
TOTAL LIABILITIES	1,818,753	1,755,829
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100,000 shares authorized and no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value—1,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 304,455 and 307,681 shares issued and outstanding as of June 30, 2022 and December 31, 2021	30	31
Additional paid-in capital	1,638,787	1,530,046
Retained earnings	2,408,294	2,456,823
Accumulated other comprehensive income (loss)	(41,319)	(8,300)
TOTAL STOCKHOLDERS’ EQUITY	4,005,792	3,978,600
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,824,545	$5,734,429
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Product	$885,806	$566,467	$1,610,524	$1,105,612
Service	166,085	140,852	318,433	269,269
Total revenue	1,051,891	707,319	1,928,957	1,374,881
Cost of revenue:
Product	375,634	225,779	669,443	444,212
Service	32,992	27,362	62,404	51,219
Total cost of revenue	408,626	253,141	731,847	495,431
Gross profit	643,265	454,178	1,197,110	879,450
Operating expenses:
Research and development	178,158	143,293	350,164	275,780
Sales and marketing	79,372	70,625	160,111	141,645
General and administrative	22,882	20,895	45,995	36,368
Total operating expenses	280,412	234,813	556,270	453,793
Income from operations	362,853	219,365	640,840	425,657
Other income (expense), net	(533)	1,719	30,947	3,294
Income before income taxes	362,320	221,084	671,787	428,951
Provision for income taxes	63,221	24,196	100,429	51,697
Net income	$299,099	$196,888	$571,358	$377,254
Net income per share (1):
Basic	$0.98	$0.64	$1.86	$1.23
Diluted	$0.94	$0.62	$1.80	$1.18
Weighted-average shares used in computing net income per share (1):
Basic	306,754	305,844	307,399	305,536
Diluted	316,581	318,840	318,040	318,708
(1) Prior periods have been adjusted to reflect the four-for-one stock split effected in the form of a stock dividend in November 2021.

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$299,099	$196,888	$571,358	$377,254
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,359)	191	(2,732)	(350)
Net change in unrealized gains (losses) on available-for-sale securities	(8,459)	(466)	(30,287)	(1,027)
Other comprehensive income (loss)	(10,818)	(275)	(33,019)	(1,377)
Comprehensive income	$288,281	$196,613	$538,339	$375,877

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands)

	Three Months Ended June 30, 2022						Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of period	308,165	$31	$1,590,793	$2,592,854	$(30,501)	$4,153,177	307,681	$31	$1,530,046	$2,456,823	$(8,300)	$3,978,600
Net income	—	—	—	299,099	—	299,099	—	—	—	571,358	—	571,358
Other comprehensive loss, net of tax	—	—	—	—	(10,818)	(10,818)	—	—	—	—	(33,019)	(33,019)
Stock-based compensation	—	—	50,224	—	—	50,224	—	—	100,503	—	—	100,503
Issuance of common stock in connection with employee equity incentive plans	1,131	—	3,831	—	—	3,831	2,858	—	22,991	—	—	22,991
Repurchase of common stock	(4,783)	(1)	—	(483,659)	—	(483,660)	(5,954)	(1)	—	(619,887)	—	(619,888)
Tax withholding paid for net share settlement of equity awards	(58)	—	(6,061)	—	—	(6,061)	(163)	—	(18,802)	—	—	(18,802)
Common stock issued for business acquisition	—	—	—	—	—	—	33	—	4,049	—	—	4,049
Balance at end of period	304,455	$30	$1,638,787	$2,408,294	$(41,319)	$4,005,792	304,455	$30	$1,638,787	$2,408,294	$(41,319)	$4,005,792

	Three Months Ended June 30, 2021						Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital (1)	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital (1)	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares (1)	Amount (1)					Shares (1)	Amount (1)
Balance at beginning of period	305,028	$30	$1,345,547	$2,106,625	$(864)	$3,451,338	304,696	$30	$1,292,409	$2,027,614	$238	$3,320,291
Net income	—	—	—	196,888	—	196,888	—	—	—	377,254	—	377,254
Other comprehensive loss, net of tax	—	—	—	—	(275)	(275)	—	—	—	—	(1,377)	(1,377)
Stock-based compensation	—	—	44,944	—	—	44,944	—	—	82,497	—	—	82,497
Issuance of common stock in connection with employee equity incentive plans	1,676	—	8,803	—	—	8,803	3,512	—	26,884	—	—	26,884
Repurchase of common stock	—	—	—	—	—	—	(1,468)	—	—	(101,355)	—	(101,355)
Tax withholding paid for net share settlement of equity awards	(44)	—	(3,857)	—	—	(3,857)	(80)	—	(6,353)	—	—	(6,353)
Balance at end of period	306,660	$30	$1,395,437	$2,303,513	$(1,139)	$3,697,841	306,660	$30	$1,395,437	$2,303,513	$(1,139)	$3,697,841
(1) Prior periods have been adjusted to reflect the four-for-one stock split effected in the form of a stock dividend in November 2021.

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$571,358	$377,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	28,012	25,235
Stock-based compensation	100,503	82,497
Noncash lease expense	9,161	8,410
Deferred income taxes	(105,937)	(2,998)
Unrealized gain on equity investments	(23,413)	—
Amortization of investment premiums	11,457	12,121
Changes in operating assets and liabilities:
Accounts receivable, net	(64,335)	25,326
Inventories	(202,052)	(63,531)
Prepaid expenses and other current assets	(158,149)	(44,356)
Other assets	(5,543)	(3,390)
Accounts payable	71,169	10,879
Accrued liabilities	(16,210)	20,025
Deferred revenue	91,201	95,263
Income taxes payable	10,792	(9,144)
Other liabilities	221	(15,550)
Net cash provided by operating activities	318,235	518,041
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	829,714	819,807
Purchases of marketable securities	(641,979)	(1,241,657)
Purchases of property and equipment	(23,744)	(9,567)
Business acquisitions, net of cash acquired	(145,087)	1,419
Investments in privately-held companies and intangibles	(11,691)	(6,084)
Proceeds from sale of marketable securities	165,746	—
Net cash provided by (used in) investing activities	172,959	(436,082)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity plans	22,991	26,884
Tax withholding paid on behalf of employees for net share settlement	(18,802)	(6,353)
Repurchase of common stock	(619,888)	(101,355)
Net cash used in financing activities	(615,699)	(80,824)
Effect of exchange rate changes	(3,041)	(665)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(127,546)	470
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —Beginning of period	625,050	897,454
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$497,504	$897,924

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,022	$1,619
Property and equipment included in accounts payable and accrued liabilities	4,520	1,732
Common stock issued for business acquisition	4,049	—
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
Basis of Presentation and Principles of Consolidation
    The accompanying unaudited condensed consolidated financial statements include the accounts of Arista Networks, Inc. and its wholly-owned subsidiaries and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three and six months ended June 30, 2022, are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. All significant inter-company accounts and transactions have been eliminated.
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
Risks and Uncertainties
    Global economic and business activities continue to face widespread macroeconomic uncertainties, including supply chain and labor shortages, inflation and monetary policy shifts, recession risks, the ongoing global coronavirus ("COVID-19") pandemic and potential disruptions from the Russia-Ukraine conflict.
    Our contract manufacturers and suppliers have experienced workforce disruptions, delays in component sourcing, production and export of their products as well as component shortages and increased component costs, which have disrupted our supply chain and have impacted and will likely continue to impact our ability to supply products to our customers on a timely basis. While we continue to experience strong overall demand from customers, we believe ongoing supply disruptions combined with other supply chain related constraints could impact our ability to fulfill this increased demand and as a result could negatively impact our business in future periods. In addition, inflation pressure in our supply chain and scarcity of some materials needed to build our products have increased our cost of revenue and have impacted, and may continue to negatively impact our gross margin. The extent of the impact on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, and the impact of any initiatives and programs we may undertake to address financial and operational challenges, will depend on future developments, the impact to our customers, partners, employees, contract manufacturers and supply chain, as well as restrictions on travel and transport, all of which continue to evolve and are unpredictable. Management continues to actively monitor the impact of these macroeconomic factors on the Company's financial condition, liquidity, operations, suppliers, industry, and workforce. As of the date of issuance of these condensed consolidated financial statements, the extent to which these factors may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.
Recently Adopted Accounting Pronouncements
    In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires companies to recognize and measure contract assets and contract liabilities relating to contracts with customers that are acquired in a business combination in accordance with ASC 606. Under previous GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 results in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted this ASU as of January 1, 2022 on a prospective basis and the adoption impact was immaterial to the condensed consolidated financial statements. The standard will not impact acquired contract assets or liabilities from business combinations occurring prior to the adoption date.
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

	As of June 30, 2022				As of December 31, 2021
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Financial Assets:
Cash Equivalents:
Money market funds	$274,754	$—	$—	$274,754	$221,382	$—	$—	$221,382
Commercial paper	—	3,642	—	3,642	—	—	—	—
	274,754	3,642	—	278,396	221,382	—	—	221,382
Marketable Securities:
Commercial paper	—	18,462	—	18,462	—	141,274	—	141,274
Certificate of deposits(1)	—	13,030	—	13,030	—	44,931	—	44,931
U.S. government notes	1,082,084	—	—	1,082,084	1,057,810	—	—	1,057,810
Corporate bonds	—	1,066,585	—	1,066,585	—	1,252,226	—	1,252,226
Agency securities	—	211,768	—	211,768	—	291,261	—	291,261
Marketable equity securities(2)	16,727	—	—	16,727	—	—	—	—
	1,098,811	1,309,845	—	2,408,656	1,057,810	1,729,692	—	2,787,502
Other Assets:
Money market funds - restricted	4,258	—	—	4,258	4,237	—	—	4,237
Total Financial Assets	$1,377,823	$1,313,487	$—	$2,691,310	$1,283,429	$1,729,692	$—	$3,013,121

______________________________________
(1) As of June 30, 2022 and December 31, 2021, all of our certificates of deposits were domestic deposits.
(2) The $16.7 million represents the fair value of marketable equity securities as of June 30, 2022. This amount includes $8.3 million that was reclassified from Investments on our condensed consolidated balance sheet following the commencement of public market trading of the issuer in January 2022. This publicly-traded equity investment generated an unrealized gain of $8.4 million for the six months ended June 30, 2022, and an unrealized loss of $5.1 million for the three months ended June 30, 2022. The unrealized gains and losses are included in Other income (expense), net on the Condensed Consolidated Statements of Operations. Refer to Note 3. Financial Statements Details.
    During the three and six months ended on June 30, 2022, the Company did not make any transfers between the levels of the fair value hierarchy.
    Marketable debt securities
    The following table summarizes the amortized cost, unrealized gains and losses, and fair value of our debt securities measured at fair value on a recurring basis (in thousands):

	As of June 30, 2022				As of December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$18,462	$—	$—	$18,462	$141,274	$—	$—	$141,274
U.S. government	1,098,360	—	(16,276)	1,082,084	1,060,716	3	(2,909)	1,057,810
Corporate bonds	1,083,803	6	(17,224)	1,066,585	1,255,149	105	(3,028)	1,252,226
Agency securities	214,687	1	(2,920)	211,768	291,558	36	(333)	291,261
Total	$2,415,312	$7	$(36,420)	$2,378,899	$2,748,697	$144	$(6,270)	$2,742,571
    For debt securities in unrealized loss positions, it is not likely that we will be required to sell such securities before recovery of their amortized cost basis nor do we have the intent to sell such securities before maturity; we invest in debt securities that have maximum maturities of two years and are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these marketable securities, the more susceptible they are to changes in market interest rates and bond yields. Given the short-term and conservative nature of our portfolio, the unrealized losses are not related to credit risk; therefore, we did not recognize any credit losses or non-credit-related impairments related to our available-for-sale marketable debt securities for the three and six months ended June 30, 2022. All unrealized losses were recognized in other comprehensive income (loss). Realized losses were immaterial for the three and six months ended June 30, 2022.
    The following table is an analysis of our marketable debt securities in unrealized loss positions (in thousands):

	As of June 30, 2022
	Unrealized Losses within 12 months		Unrealized Losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government notes	$1,082,084	$(16,276)	$—	$—	$1,082,084	$(16,276)
Corporate bonds	995,771	(16,075)	65,373	(1,149)	1,061,144	(17,224)
Agency securities	206,768	(2,920)	—	—	206,768	(2,920)
Total	$2,284,623	$(35,271)	$65,373	$(1,149)	$2,349,996	$(36,420)
      As of June 30, 2022, we had no marketable debt securities with contractual maturities that exceed 24 months. The fair values of marketable debt securities, by remaining contractual maturities, are as follows (in thousands):

As of June 30, 2022
Fair Value
Due in 1 year or less	$1,700,701
Due in 1 to 2 years	678,198
Total debt securities	$2,378,899

    The weighted-average remaining duration of our marketable debt securities is approximately 0.8 years as of June 30, 2022. As we view these marketable debt securities as available to support current operations, we classify marketable debt securities with maturities beyond 12 months as current assets under the caption "Marketable securities" on the condensed consolidated balance sheets.
Assets measured at fair value on a non-recurring basis
    Non-Marketable Equity Securities
    We have non-marketable equity securities in privately-held companies that do not have readily-determinable fair values. These equity securities are included in Investments on the condensed consolidated balance sheets. Their initial cost is adjusted to fair value on a non-recurring basis based on observable price changes from orderly transactions of identical or similar securities of the same issuer, or for impairment. These investments are classified within Level III of the fair value hierarchy as we estimate the value based on valuation methods using the observable transaction price at the transaction date and other significant unobservable inputs, such as volatility, rights, and obligations related to these securities. In addition, the valuation requires management judgment due to the absence of market price and lack of liquidity.
    We did not record any realized gains or losses for our non-marketable equity securities measured at fair value on a non-recurring basis during the three and six months ended June 30, 2022 and June 30, 2021. We recorded an unrealized gain of $15.0 million on non-marketable equity securities based on observable price changes from orderly transactions of identical or similar securities of the same issuer in the six months ended June 30, 2022, but did not record any unrealized losses or additional unrealized gains in the three months ended June 30, 2022 and the three and six months ended June 30, 2021. We evaluate our non-marketable equity securities for impairment at each reporting period via a qualitative assessment with various potential impairment indicators, including, but not limited to, an assessment of a significant adverse change in the economic environment, significant adverse changes in the general market condition of the geographies and industries in which our investees operate, and other publicly-available information that affected the value of the its non-marketable equity securities.
    The following table summarizes the activity related to our non-marketable equity securities as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Cost of investments (1)	$23,263	$14,933
Cumulative impairment	—	—
Cumulative upward adjustment (1)	15,000	5,314
Carrying amount of investments	$38,263	$20,247
(1) During the six months ended June 30, 2022, $3.0 million previously included in the Cost of investments and $5.3 million previously included in the Cumulative upward adjustment, or $8.3 million in aggregate, were reclassified from Investments to Marketable securities on our condensed consolidated balance sheet following the commencement of public market trading of the issuer. There was no such activity in the three months ended June 30, 2022.
3.    Financial Statements Details
Cash, Cash Equivalents and Restricted Cash
    The reconciliation of cash, cash equivalents and restricted cash reported on the unaudited condensed consolidated balance sheets to the total of the same such amounts in the unaudited condensed consolidated statements of cash flows is as follows (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$493,246	$620,813
Restricted cash included in other assets	4,258	4,237
Total cash, cash equivalents and restricted cash	$497,504	$625,050
Accounts Receivable, net
    Accounts receivable, net consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Accounts receivable	$598,380	$521,597
Allowance for doubtful accounts	(207)	(132)
Product sales rebate and returns reserve	(12,387)	(4,956)
Accounts receivable, net	$585,786	$516,509
Inventories
    Inventories consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$462,396	$316,737
Finished goods	390,414	333,380
Total inventories	$852,810	$650,117
Prepaid Expenses and Other Current Assets
    Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Inventory deposits	$98,099	$46,311
Prepaid income taxes	10,189	8,977
Other current assets	256,102	163,916
Other prepaid expenses and deposits	24,307	18,531
Total prepaid expenses and other current assets	$388,697	$237,735
Property and Equipment, net
    Property and equipment, net consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Land	$40,485	$40,145
Equipment and machinery	111,646	90,915
Computer hardware and software	47,376	44,083
Leasehold improvements	30,208	30,502
Furniture and fixtures	3,612	3,634
Construction-in-process	2,207	2,378
Property and equipment, gross	235,534	211,657
Less: accumulated depreciation	(143,711)	(133,023)
Property and equipment, net	$91,823	$78,634
    Depreciation expense was $6.2 million and $4.8 million for the three months ended June 30, 2022 and 2021, respectively, and $11.8 million and $9.7 million for the six months ended June 30, 2022 and 2021, respectively.
Accrued Liabilities
    Accrued liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued payroll related costs	$78,066	$99,571
Accrued manufacturing costs	79,949	80,213
Accrued product development costs	24,311	22,188
Accrued warranty costs	13,288	10,414
Other	14,720	14,257
Total accrued liabilities	$210,334	$226,643

Warranty Accrual
    The following table summarizes the activity related to our accrued liability for estimated future warranty costs (in thousands):

	Six Months Ended June 30,
	2022	2021
Warranty accrual, beginning of period	$10,414	$9,314
Liabilities accrued for warranties issued during the period	8,441	5,603
Warranty costs incurred during the period	(5,567)	(5,922)
Warranty accrual, end of period	$13,288	$8,995
Contract Assets
    The following table summarizes the beginning and ending balances of our contract assets included in "Prepaid and other current assets" on the condensed consolidated balance sheets (in thousands):

Six Months Ended June 30,
2022
Contract assets, beginning balance	$24,388
Contract assets, ending balance	29,237
Contract Liabilities, Deferred Revenue and Other Performance Obligations
Contract Liabilities
    A contract liability is recognized when we have received customer payments in advance of our satisfaction of a performance obligation under a cancellable contract. The following table summarizes the activity related to our contract liabilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contract liabilities, beginning balance	$98,422	$80,465	$93,382	$85,957
Less: Revenue recognized from beginning balance	(8,589)	(8,482)	(19,076)	(18,482)
Less: Beginning balance reclassified to deferred revenue	(4,338)	(3,856)	(3,606)	(12,710)
Add: Contract liabilities recognized	16,105	15,227	30,900	28,589
Contract liabilities, ending balance	$101,600	$83,354	$101,600	$83,354
    As of June 30, 2022 and December 31, 2021, $41.4 million and $38.7 million of our contract liabilities, respectively, were included in "Other current liabilities" with the remaining balances included in "Other long-term liabilities" on the condensed consolidated balance sheets.
Deferred Revenue
    Deferred revenue is comprised mainly of unearned revenue related to multi-year post-contract support ("PCS") contracts, services and product deferrals related to acceptance clauses. The following table summarizes the activity related to our deferred revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Deferred revenue, beginning balance	$1,123,746	$720,031	$929,312	$650,827
Less: Revenue recognized from beginning balance	(309,594)	(145,556)	(322,954)	(222,865)
Add: Deferral of revenue in current period, excluding amounts recognized during the period	219,338	171,615	427,132	318,128
Deferred revenue, ending balance	$1,033,490	$746,090	$1,033,490	$746,090

Other Performance Obligations
    Other performance obligations include unbilled contract revenue for services and products that will be recognized in future periods. As of June 30, 2022, other performance obligations of $178.1 million were comprised mainly of unbilled multi-year PCS contract amounts that will be recognized as revenue in future periods. In addition, as of June 30, 2022 the company had entered into $762.7 million of binding contractual agreements with certain customers that are primarily related to future product shipments.
Revenue from Total Remaining Performance Obligations
    Revenue from total remaining performance obligations represents contract liabilities, deferred revenue and unbilled contract revenue that will be recognized in future periods. As of June 30, 2022, approximately $1,313.3 million of revenue is expected to be recognized from remaining performance obligations, of which approximately 83% is expected to be recognized over the next two years and approximately 17% is expected to be recognized during the third to the fifth year. These amounts do not include the $762.7 million of binding contractual agreements related primarily to future product shipments outlined above. As of June 30, 2022, it is expected that the majority of the amounts allocated to these specific performance obligations will be recognized as revenue upon product shipment over the next two years; however, given the current uncertain supply chain environment and industry wide supply constraints, we may experience manufacturing and shipment delays or cancellations related to these performance obligations, which could impact revenue recognition.
Other Income (Expense), net
    Other income (expense), net consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income	$4,427	$1,872	$6,855	$3,917
Unrealized gain (loss) on equity investments	(5,084)	—	23,413	—
Other income (expense), net	124	(153)	679	(623)
Total	$(533)	$1,719	$30,947	$3,294

4.    Acquisition, Goodwill and Acquisition-Related Intangible Assets
Acquisitions
    During the six months ended June 30, 2022, we completed two acquisitions of private companies for total consideration of $158.9 million including $4.0 million in common stock and the remainder in cash. The purchase prices included $62.3 million of intangible assets, $85.1 million of goodwill and $11.5 million of net assets acquired. We also incurred certain acquisition-related expenses of $4.7 million, which primarily consisted of retention bonuses to continuing employees as well as professional and consulting fees.
    The intangible assets are amortized on a straight-line basis over their estimated useful lives, as we believe this method most closely reflects the pattern in which the economic benefits of the assets will be consumed. The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands, except years):

	Acquisition Date Fair Value	Weighted Average Estimated Useful Life (in years)
Developed technology	$30,200	5.7
Customer relationships	28,700	7.0
Trade name	3,400	3.0
Total intangible assets acquired	$62,300
Goodwill
    The changes in the carrying values of goodwill for the three and six months ended June 30, 2022 are as follows (in thousands):

Amount
Balance at December 31, 2021	$188,397
Additions related to the acquisition completed in January, 2022	28,518
Balance at March 31, 2022	$216,915
Additions related to the acquisition completed in June, 2022	56,530
Measurement-period adjustments to the acquisition completed in January, 2022	49
Balance at June 30, 2022	$273,494
Acquisition-Related Intangible Assets
    Acquisition-related intangible assets were as follows (in thousands, except years):

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount		Weighted Average Remaining Useful Life (in years)
	December 31, 2021	Additions	June 30, 2022	December 31, 2021	Amortization	June 30, 2022	December 31, 2021	June 30, 2022
Developed technology	$124,730	$30,200	$154,930	$(53,663)	$(11,732)	$(65,395)	$71,067	$89,535	4.7
Customer relationships	25,920	28,700	54,620	(7,899)	(2,347)	(10,246)	18,021	44,374	6.1
Trade name	8,990	3,400	12,390	(4,693)	(770)	(5,463)	4,297	6,927	3.1
Others	5,720	—	5,720	(5,550)	(170)	(5,720)	170	—	0.0
Total	$165,360	$62,300	$227,660	$(71,805)	$(15,019)	$(86,824)	$93,555	$140,836	5.1

    Amortization expense related to acquisition-related intangible assets was $7.7 million, and $7.4 million for the three months ended June 30, 2022 and 2021, and $15.0 million and $14.8 million for the six months ended June 30, 2022 and 2021, respectively.
    As of June 30, 2022, future estimated amortization expense related to the acquisition-related intangible assets is as follows (in thousands):

Future Amortization Expense
Remainder of 2022	$18,630
2023	33,438
2024	26,759
2025	19,642
2026	17,260
Thereafter	25,107
Total	$140,836

5.    Commitments and Contingencies
Purchase Commitments
    We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf. A significant portion of our purchase orders to our contract manufacturers for finished products consists of non-cancellable purchase commitments. In addition, we purchase strategic component inventory from certain suppliers under non-cancellable purchase commitments, including integrated circuits, which are consigned to our contract manufacturers. As of June 30, 2022, we had non-cancellable purchase commitments of $4,472.2 million, out of which $2,937.6 million have confirmed receipt dates within 12 months, and $1,534.6 million have confirmed receipt dates greater than 12 months. These open purchase orders are considered enforceable and legally binding, and while we may have some limited ability to reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services, this can only occur with the agreement of the related supplier.
    We also had deposits to our contract manufacturers to secure our purchase commitments in the amount of $100.8 million and $49.1 million as of June 30, 2022 and December 31, 2021, respectively, which were recorded within prepaid expenses and other current assets, as well as other assets in the condensed consolidated balance sheets.
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
Legal Proceedings
    WSOU Investments, LLC
    On November 25, 2020, WSOU Investments LLC ("WSOU") filed a lawsuit against us in the Western District of Texas asserting that certain of our products infringe three WSOU patents. WSOU's allegations are directed to certain features of our wireless and switching products. WSOU seeks remedies including monetary damages, attorney's fees and costs. On February 4, 2021, we filed an answer denying WSOU's allegations. On November 5, 2021, the case was transferred to the Northern District of California. On March 30, 2022, WSOU dismissed one of the patents with prejudice, removing Arista wireless products from those accused of infringement. On July 1, 2022, the court stayed the case pending the resolution of an inter partes review of one of the patents-in-suit.
    We intend to vigorously defend against the claims brought against us by WSOU; however, we cannot be certain that any of WSOU's claims will be resolved in our favor, regardless of the merits of those claims. Any adverse litigation ruling could result in a significant damages award against us and injunctive relief.
    With respect to the legal proceedings described above, it is our belief that while a loss is not probable, it may be reasonably possible. Further, at this stage in the litigation, any possible loss or range of loss cannot be estimated; however, the outcome of litigation is inherently uncertain. Therefore, if this legal matter were resolved against us in a reporting period for a material amount, our consolidated financial statements for that reporting period could be materially adversely affected.
    Other matters
    In the ordinary course of business, we are a party to other claims and legal proceedings including matters relating to commercial, employee relations, business practices and intellectual property.
    We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2022, provisions recorded for contingent losses related to other claims and matters have not been significant. Based on currently-available information, management does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable, and believes these other matters are not likely, individually and in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows; however, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.
6.    Stockholders’ Equity and Stock-Based Compensation
Stock Repurchase Program
    In April 2019, our board of directors authorized a $1.0 billion stock repurchase program (the "Repurchase Program"). This authorization allowed us to repurchase shares of our common stock over three years, and we completed our repurchases under the Repurchase Program during the fourth quarter of 2021. In the fourth quarter of 2021, our board of directors authorized an additional $1.0 billion stock repurchase program (the “New Repurchase Program”), which allows us to repurchase shares of our common stock to be funded from working capital. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchases, trading plans under Rule 10b5-1 of the Exchange Act, or a combination of the foregoing. The New Repurchase Program commenced in November 2021 and expires on the three-year anniversary thereof. The New Repurchase Program does not obligate us to acquire any of our common stock, and may be suspended or discontinued by us at any time without prior notice. As of June 30, 2022, the remaining authorized amount for stock repurchases under this program was approximately $307.2 million.
    A summary of the stock repurchase activity under the New Repurchase Program for the six months ended June 30, 2022 is as follows (in thousands, except per share amounts):

Six Months Ended
June 30, 2022
Aggregate purchase price	$619,888
Shares repurchased	5,954
Average price paid per share	$104.11
    The aggregate purchase price of repurchased shares of our common stock is recorded as a reduction to retained earnings in our condensed consolidated statements of stockholders' equity. All shares repurchased have been retired.
Equity Award Plan Activities
2014 Equity Incentive Plan
    In April 2014, our board of directors and stockholders approved the 2014 Equity Incentive Plan (the “2014 Plan”), effective on the first day that our common stock was publicly traded, and simultaneously terminated the 2004 and 2011 equity plans as to future grants; however, these plans will continue to govern the terms and conditions of the outstanding options previously granted thereunder.
    Awards granted under the 2014 Plan could be in the form of Incentive Stock Options (“ISOs”), Nonstatutory Stock Options (“NSOs”), Restricted Stock Units (“RSUs”), Restricted Stock Awards (“RSAs”) or Stock Appreciation Rights (“SARs”). The number of shares available for grant and issuance under the 2014 Plan increases automatically on January 1 of each year commencing with 2016 by the number of shares equal to 3% of the outstanding shares of our common stock on the immediately preceding December 31, but not to exceed 50,000,000 shares (the “2014 Plan Evergreen Increase”), unless our board of directors, in its discretion, determines to make a smaller increase. Effective January 1, 2022, our board of directors authorized an increase of 9,230,434 shares to the shares available for issuance under the 2014 Plan. As of June 30, 2022, there remained approximately 94.7 million shares available for issuance under the 2014 Plan.
2014 Employee Stock Purchase Plan
    In April 2014, our board of directors and stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on the first day that our common stock was publicly traded. The number of shares reserved for issuance under the ESPP increases automatically on January 1 of each year by the number of shares equal to 1% of our shares outstanding immediately preceding December 31, but not to exceed 10,000,000 shares, unless our board of directors, in its discretion, determines to make a smaller increase. Effective January 1, 2022, our board of directors authorized an increase of 3,076,811 shares to the shares available for issuance under our 2014 Employee Stock Purchase Plan (the “ESPP”). During the six months ended June 30, 2022, we issued 240,394 shares at a weighted-average purchase price of $48.75 per share under the ESPP. As of June 30, 2022, there remained approximately 20.8 million shares available for issuance under the ESPP.

Stock Option Activities
    The following table summarizes the option activity under our stock plans and related information (in thousands, except years and per share amounts):

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2021	8,685	$12.45	2.8	$1,140,369
Options granted	—	—
Options exercised	(1,230)	9.17
Options canceled	(164)	16.44
Balance—June 30, 2022	7,291	$12.91	2.4	$589,386
Vested and exercisable—June 30, 2022	6,145	$10.58	2.0	$511,007
Restricted Stock Unit (RSU) Activities
    A summary of the RSU activity is presented below (in thousands, except years and per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Unvested balance—December 31, 2021	7,821	$70.98	1.7	$1,124,229
RSUs granted	2,873	99.57
RSUs vested	(1,374)	63.72
RSUs forfeited/canceled	(272)	74.77
Unvested balance—June 30, 2022	9,048	$81.16	1.9	$848,123
Stock-Based Compensation Expense
    The following table summarizes the stock-based compensation expense related to our equity awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$2,312	$1,796	$3,621	$3,196
Research and development	28,449	23,139	56,025	45,121
Sales and marketing	12,827	11,368	25,936	21,453
General and administrative	6,636	8,641	14,921	12,727
Total stock-based compensation	$50,224	$44,944	$100,503	$82,497
    As of June 30, 2022, there were $643.6 million of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 3.6 years.

7.    Net Income Per Share
    The following table sets forth the computation of our basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021 (1)	2022	2021 (1)
Numerator:
Net income	$299,099	$196,888	$571,358	$377,254
Denominator:
Weighted-average shares used in computing net income per share, basic	306,754	305,844	307,399	305,536
Add weighted-average effect of dilutive securities:
Stock options and RSUs	9,695	12,764	10,509	12,940
Employee stock purchase plan	132	232	132	232
Weighted-average shares used in computing net income per share, diluted	316,581	318,840	318,040	318,708
Net income per share:
Basic	$0.98	$0.64	$1.86	$1.23
Diluted	$0.94	$0.62	$1.80	$1.18
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
    The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share for the periods presented because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021 (1)	2022	2021 (1)
Stock options and RSUs	781	404	423	460
Employee stock purchase plan	—	80	8	60
Total	781	484	431	520
(1) Prior periods have been adjusted to reflect the four-for-one stock split effected in the form of a stock dividend in November 2021.
8.    Income Taxes (in thousands, except percentages)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income before income taxes	$362,320	$221,084	$671,787	$428,951
Provision for income taxes	63,221	24,196	100,429	51,697
Effective tax rate	17.4%	10.9%	14.9%	12.1%
    The increase in the effective tax rates in the three and six months ended June 30, 2022, as compared to the same periods in 2021, was primarily due to a decrease in the proportion of tax benefits attributable to stock-based compensation versus total pre-tax income.
9.    Geographical Information
    We operate in one reportable segment. The following table represents revenue based on customers’ shipping addresses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Americas	$845,055	$514,149	$1,509,432	$1,016,021
Europe, Middle East and Africa	104,538	112,048	239,343	208,322
Asia-Pacific	102,298	81,122	180,182	150,538
Total revenue	$1,051,891	$707,319	$1,928,957	$1,374,881
    Long-lived assets, net, excluding intercompany receivables, investments in subsidiaries, privately-held equity investments and deferred tax assets, by location are summarized as follows (in thousands):

	June 30, 2022	December 31, 2021
United States	$70,216	$62,163
International	21,607	16,471
Total	$91,823	$78,634
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
    Historically, large purchases by a relatively limited number of end customers have accounted for a significant portion of our revenue. We have experienced unpredictability in the timing of orders from these large end customers primarily due to changes in demand patterns specific to these customers, the time it takes these end customers to evaluate, test, qualify and accept our products, and the overall complexity of these large orders. We expect continued variability in our customer concentration and timing of sales on a quarterly and annual basis. For example, sales to our end customers Microsoft and Meta Platforms in fiscal 2019 collectively represented 40% of our total revenue, whereas sales to our end customer Microsoft in fiscal 2020 and 2021 amounted to 21.5% and 15.0% of our revenues, respectively, with our end customer Meta Platforms representing less than 10% of our revenues in both fiscal 2020 and 2021. This variability in customer concentration has been linked to the timing of new product deployments and spending cycles with these customers, and we expect their contributions to return to more elevated levels during fiscal 2022. We expect customer concentration with these large end customers to be cyclical and linked to new product introductions and customer investment cycles. Furthermore, we typically provide pricing discounts to large end customers, which may result in lower margins for the period in which such sales occur.
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
Macroeconomic Update
    Global economic and business activities continue to face widespread macroeconomic uncertainties, including supply chain and labor shortages, inflation and monetary supply shifts, recession risks, the ongoing global coronavirus ("COVID-19") pandemic, and potential disruptions from the Russia-Ukraine conflict.
    Our manufacturing and supply chain operations continue to experience significant constraints, with component shortages, increased component and supply chain costs and delays broadly impacting the industry as a whole. We continue to work closely with our contract manufacturers and supply chain partners who have experienced delays in component sourcing, workforce disruptions and governmental restrictions on the production and export of their products. Although we have worked diligently to drive improvements in these areas, including funding additional working capital and incremental purchase commitments, these delays have negatively impacted our ability to supply products to our customers on a timely basis. We have extended our demand planning horizon, increased our purchase commitments and expect to continue to invest in working capital to address delays in component sourcing and the risk of future supply chain disruptions, but we cannot be certain that such delays or disruptions will not occur. In addition, inflation pressure in our supply chain and scarcity of some materials needed to build our products have increased our cost of revenue and have impacted, and may continue to negatively impact our gross margin. While we continue to experience strong overall demand from customers, we believe ongoing supply disruptions combined with other supply chain related constraints, could impact our ability to fulfill this increased demand and as a result could negatively impact our business in future periods. In addition, although our business has experienced limited disruption as a result of the Russia-Ukraine conflict, continued escalation of the conflict may negatively impact the global economy and our future operating results and financial condition.
    Management continues to actively monitor the impact of these macroeconomic factors on the Company's financial condition, liquidity, operations, suppliers, industry, and workforce. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, the impact on our customers, partners, employees, contract manufacturers and supply chain, all of which are uncertain and cannot be predicted; however, any continued or renewed disruption in manufacturing and supply resulting from these factors could negatively impact our business. We also believe that any extended or renewed economic disruptions or deterioration in the global economy could have a negative impact on demand from our customers in future periods. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends.

Results of Operations
Three and Six Months Ended June 30, 2022 Compared to Three and Six Months Ended June 30, 2021
Revenue, Cost of Revenue and Gross Margin (in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change in		2022	2021	Change in
	$	$	$	%	$	$	$	%
Revenue
Product	$885,806	$566,467	$319,339	56.4%	$1,610,524	$1,105,612	$504,912	45.7%
Service	166,085	140,852	25,233	17.9	318,433	269,269	49,164	18.3
Total revenue	1,051,891	707,319	344,572	48.7	1,928,957	1,374,881	554,076	40.3
Cost of revenue
Product	375,634	225,779	149,855	66.4	669,443	444,212	225,231	50.7
Service	32,992	27,362	5,630	20.6	62,404	51,219	11,185	21.8
Total cost of revenue	408,626	253,141	155,485	61.4	731,847	495,431	236,416	47.7
Gross profit	$643,265	$454,178	$189,087	41.6%	$1,197,110	$879,450	$317,660	36.1%
Gross margin	61.2%	64.2%			62.1%	64.0%

Revenue by Geography (in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	% of Total	2021	% of Total	2022	% of Total	2021	% of Total
Americas	$845,055	80.4%	$514,149	72.7%	$1,509,432	78.3%	$1,016,021	73.9%
Europe, Middle East and Africa	104,538	9.9	112,048	15.8	239,343	12.4	208,322	15.2
Asia-Pacific	102,298	9.7	81,122	11.5	180,182	9.3	150,538	10.9
Total revenue	$1,051,891	100.0%	$707,319	100.0%	$1,928,957	100.0%	$1,374,881	100.0%
Revenue
    Product revenue primarily consists of sales of our switching and routing products, and software licenses. Service revenue is primarily derived from sales of PCS contracts, which are typically purchased in conjunction with our products, and subsequent renewals of those contracts. We expect our revenue may vary from period to period based on, among other things, the timing, size, and complexity of orders, especially with respect to our large end customers.
    Product revenue increased $319.3 million, or 56.4%, and $504.9 million, or 45.7%, for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. These increases reflect strong demand for our switching and routing platforms from across our customer base, including healthy contributions from our large cloud customers. Supply chain constraints continued to impact our revenue performance in these periods and while changes in product deferred revenue impacted the timing of revenue recognition on a quarterly basis, it was not a net contributor to revenue growth for the six-month period ended June 30, 2022. In addition, service revenue increased $25.2 million, or 17.9%, and $49.2 million, or 18.3%, in the three and six months ended June 30, 2022, compared to the same periods in 2021, as a result of continued growth in initial and renewal support contracts as our customer installed base has continued to expand. International revenues represented 19.6% and 21.7% of total revenues in the three and six months ended June 30, 2022, respectively, decreasing from 27.3% and 26.1% for the same periods in the prior year, which was primarily driven by increased purchases from large global customers in our Americas region. We continued to experience competitive pricing pressure on our products and services.
Cost of Revenue and Gross Margin
    Cost of product revenue primarily consists of amounts paid for inventory to our third-party contract manufacturers and merchant silicon vendors, overhead costs of our manufacturing operations, including freight, and other costs associated with manufacturing our products and managing our inventory and supply chain. Cost of service revenue primarily consists of personnel and other costs associated with our global customer support and services organizations.
    Cost of revenue increased $155.5 million, or 61.4%, and $236.4 million, or 47.7%, for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. These increases were primarily driven by a corresponding increase in product and service revenues, combined with an increase in material and logistics costs to mitigate supply chain constraints and to meet customer demand.
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
    Gross margin decreased from 64.2% to 61.2% for the three months ended June 30, 2022, and decreased from 64.0% to 62.1% for the six months ended June 30, 2022, compared to the same periods in 2021. The decrease in each period was primarily driven by an increased proportion of our sales to larger end customers who generally receive larger discounts and, increased material and logistics costs to mitigate supply chain constraints, partly offset by the impact of fixed overhead costs on a higher revenue base.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change in		2022	2021	Change in
	$	$	$	%	$	$	$	%
Operating expenses:
Research and development	$178,158	$143,293	$34,865	24.3%	$350,164	$275,780	$74,384	27.0%
Sales and marketing	79,372	70,625	8,747	12.4	160,111	141,645	18,466	13.0
General and administrative	22,882	20,895	1,987	9.5	45,995	36,368	9,627	26.5
Total operating expenses	$280,412	$234,813	$45,599	19.4%	$556,270	$453,793	$102,477	22.6%
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
    Research and development expenses increased $34.9 million, or 24.3%, and $74.4 million, or 27.0%, in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The increases were primarily driven by an increase in personnel costs of $16.4 million and $25.3 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021 due to headcount growth. In addition, new product introduction costs increased by $10.7 million and $32.0 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021.
Sales and marketing
    Sales and marketing expenses consist primarily of personnel costs, marketing, trade shows, and other promotional activities, and an allocated portion of facility and IT costs. We expect our sales and marketing expenses to increase in absolute dollars as we continue to expand our sales and marketing efforts worldwide.
    Sales and marketing expenses increased $8.7 million, or 12.4%, and $18.5 million, or 13.0%, for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, which was primarily caused by increased personnel costs driven by headcount growth.
General and administrative

    General and administrative expenses consist primarily of personnel costs and professional services costs. General and administrative personnel costs include those for certain executive functions, as well as finance, human resources and legal functions. Our professional services costs are primarily related to external legal, accounting and tax services.
    General and administrative expenses increased $2.0 million, or 9.5%, and $9.6 million, or 26.5%, in the three and six months ended June 30, 2022 compared to the same periods in 2021. The increase in the three and six months ended June 30, 2022 included increased legal and professional fees, primarily driven by acquisitions during the first half of 2022. The increase in the six months ended June 30, 2022 was also driven by an increase in personnel costs, including stock-based compensation.
Other Income (Expense), Net (in thousands, except percentages)
    Other income (expense), net consists primarily of interest income from our cash, cash equivalents and marketable securities, gains and losses on our equity investments in privately-held companies and marketable securities, and foreign currency transaction gains and losses. We expect other income (expense), net may fluctuate in the future as a result of the re-measurement of our equity investments upon the occurrence of observable price changes and/or impairments, changes in interest rates or returns on our cash and cash equivalents and marketable securities, and foreign currency exchange rate fluctuations.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change in		2022	2021	Change in
	$	$	$	%	$	$	$	%
Other income (expense), net:
Interest income	$4,427	$1,872	$2,555	136.5%	$6,855	$3,917	$2,938	75.0%
Unrealized gain (loss) on equity investments	(5,084)	—	(5,084)	100.0%	23,413	—	23,413	100.0
Other income (expense), net	124	(153)	277	181.0	679	(623)	1,302	(209.0)
Total other income (expense), net	$(533)	$1,719	$(2,252)	(131.0)%	$30,947	$3,294	$27,653	839.5%
    The movements in other income (expense), net, during the three and six months ended June 30, 2022 as compared to the same periods in 2021 were primarily driven by the movements of the stock prices of our publicly-traded equity investment after its initial public offering in January 2022. In addition, our interest income has increased as we gradually replace lower-coupon-rate fixed-income marketable debt securities upon maturity with those with higher coupon rates. We expect our interest income to continue to increase for the remainder of 2022 as a result of higher interest rates.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change in		2022	2021	Change in
	$	$	$	%	$	$	$	%
Income before income taxes	$362,320	$221,084	$141,236	63.9%	$671,787	$428,951	$242,836	56.6%
Provision for income taxes	63,221	24,196	39,025	161.3%	100,429	51,697	48,732	94.3%
Effective tax rate	17.4%	10.9%			14.9%	12.1%
    The increase in the effective tax rates in the three and six months ended June 30, 2022, as compared to the same periods in 2021, was primarily due to a decrease in the proportion of tax benefits attributable to stock-based compensation versus total pre-tax income.

Liquidity and Capital Resources
    Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of June 30, 2022, our total balance of cash, cash equivalents and marketable securities was approximately $2.9 billion, of which approximately $381.3 million was held outside the U.S. in our foreign subsidiaries.
    Our cash, cash equivalents and marketable securities are held for general business purposes, including the funding of working capital. The investment portfolio of our marketable securities is primarily invested in highly-rated securities, with the primary objective of minimizing the potential risk of principal loss. We plan to continue to invest for long-term growth. We believe that our existing balances of cash, cash equivalents and marketable securities, together with cash generated from operations, will be sufficient to meet our working capital requirements and our growth strategies for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced product and service offerings, our costs associated with supply chain activities, including access to outsourced manufacturing, our costs related to investing in or acquiring complementary or strategic businesses and technologies, the continued market acceptance of our products, and stock repurchases. If we require or elect to seek additional capital through debt or equity financing in the future, we may not be able to raise capital on terms acceptable to us or at all. If we are required and unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.
Cash Flows (in thousands)

	Six Months Ended June 30,
	2022	2021
Cash provided by operating activities	$318,235	$518,041
Cash provided by (used in) investing activities	172,959	(436,082)
Cash used in financing activities	(615,699)	(80,824)
Effect of exchange rate changes	(3,041)	(665)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(127,546)	$470
Cash Flows from Operating Activities
    During the six months ended June 30, 2022, cash provided by operating activities was $318.2 million, primarily from net income of $571.4 million and non-cash adjustments to net income of $19.8 million driven by stock-based compensation and depreciation and amortization, and partly offset by a net increase of $272.9 million in working capital requirements. The increase in working capital requirements primarily consisted of a $202.1 million increase in inventory and a $158.1 million increase in prepaid expenses and other current assets, which reflected increased inventory purchases and inventory deposits to contract manufacturers to mitigate supply chain constraints and meet customer demand. The increase in other current assets also reflected increased deferred product cost of sales due to a corresponding increase in deferred product revenue, as well as an increase in contract assets and other miscellaneous receivables. In addition, accounts receivable increased by $64.3 million due to increased product and service billings. These operating cash outflows were partially offset by a $91.2 million increase in product and service deferred revenue driven by customer contracts with acceptance terms and PCS contracts, a $71.2 million increase in accounts payable, and a $10.8 million increase in income tax payables.
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
Cash Flows from Investing Activities
    During the six months ended June 30, 2022, cash provided by investing activities was $173.0 million, consisting of proceeds from maturities of marketable securities of $829.7 million and proceeds from sale of marketable securities of $165.7 million, which was used to fund the business acquisitions and to repurchase our common stock. These amounts were partially offset by purchases of available-for-sale securities of $642.0 million, and purchases of property and equipment of $23.7 million.

    During the six months ended June 30, 2021, cash used in investing activities was $436.1 million, consisting of purchases of available-for-sale securities of $1,241.7 million, and purchases of property and equipment of $9.6 million, partially offset by proceeds from maturities of marketable securities of $819.8 million.
Cash Flows from Financing Activities
    During the six months ended June 30, 2022, cash used in financing activities was $615.7 million, consisting of payments for repurchases of our common stock from the open market of $619.9 million, and employee taxes withheld and paid of $18.8 million upon vesting of restricted stock units, offset partially by proceeds from the issuance of common stock under employee equity incentive plans of $23.0 million.
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
Stock Repurchase Program
    In April 2019, our board of directors authorized a $1.0 billion stock repurchase program (the “Repurchase Program”). This authorization allowed us to repurchase shares of our common stock over three years and we completed our repurchases under the Repurchase Program during the fourth quarter of 2021. In the fourth quarter of 2021, our board of directors authorized an additional $1.0 billion stock repurchase program (the "New Repurchase Program"). This authorization allows us to repurchase shares of our common stock and will be funded from working capital. The New Repurchase Program commenced in the fourth quarter of 2021, and expires on the three-year anniversary thereof. The New Repurchase Program does not obligate us to acquire any of our common stock and may be suspended or discontinued by the company at any time without prior notice. During the quarter ended June 30, 2022, we repurchased a total of $483.7 million of our common stock. As of June 30, 2022, the remaining authorized amount for repurchases under the New Repurchase Program was $307.2 million. Refer to Note 6. Stockholders' Equity and Stock-Based Compensation of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of the Quarterly Report on Form 10-Q for further discussion.
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
    Our material cash requirements include the following contractual and other obligations:
    Leases
    We have operating lease arrangements for office space, data center, equipment and other corporate assets. As of June 30, 2022, we had lease payment obligations, net of immaterial sublease income, of $82.1 million, with $11.9 million payable within 12 months.
    Purchase Obligations
    Purchase obligations represent an estimate of all non-cancellable open purchase orders and contractual obligations, made either directly by Arista or by our contract manufacturers on our behalf, in the ordinary course of business for which we have not received the goods or services. As of June 30, 2022, we had $4.47 billion of such purchase obligations, out of which $2.94 billion are expected to be received within 12 months, and $1.53 billion are expected to be received after one year. These open purchase orders are considered enforceable and legally binding, and while we may have some limited ability to reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services, this can only occur with the agreement of the related supplier.
    Accrued Income Taxes
    In connection with the Tax Cuts and Jobs Act of 2017("TCJA"), we recorded a federal income tax payable for transition tax on the mandatory deemed repatriation of foreign earnings that will be payable over an eight-year period. As of June 30, 2022, $6.3 million of long-term transition tax payable represents the remaining federal income tax payable due between one and three years. In addition to the long-term transition tax payable, as of June 30, 2022, we have recorded long-term tax liabilities of $73.1 million related to uncertain tax positions; however, we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.
    In addition, beginning in 2022, the TCJA eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to IRC Section 174.

Although there is proposed legislation that would defer the capitalization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. Consequently, we estimate the incremental cash tax impact resulting from the new regulations to be approximately $184.0 million for the year, of which the liability for the first six months of 2022 has been paid as of June 30, 2022; however, we do not anticipate any material change to our effective tax rate.
    Off-balance Sheet Arrangements
    As of June 30, 2022, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Estimates
    Our management’s discussion and analysis of financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected. We believe the critical accounting estimates in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K filed with the SEC on February 15, 2022 reflect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There have been no significant changes to our critical accounting estimates as disclosed in our Annual Report on Form 10-K.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
    Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
    There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, that occurred during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•adverse economic and geopolitical conditions including inflationary pressures, the impact of the Russia-Ukraine conflict and reduced information technology and network infrastructure spending may adversely affect our business;
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
Our products rely on components, including merchant silicon chips, integrated circuit components, printed circuit boards, connectors, custom-tooled sheet metal and power supplies that we purchase or our contract manufacturers purchase on our behalf from a limited number of suppliers, including certain sole source providers. Generally, we do not have guaranteed supply contracts with our component suppliers, and our suppliers could suffer shortages, longer lead times, delay shipments, prioritize shipments to other vendors, decommit orders, increase prices or cease manufacturing such products or selling them to us at any time. Supply of these components world-wide are being adversely affected by the COVID-19 pandemic as well as industry consolidation and geopolitical conditions such as international trade wars like the U.S. trade war with China, Russia-Ukraine conflict and increased political tensions in Russia, Europe or Asia. Such shortages, increased component lead times, reduced allocations of components and decommitments of orders have resulted in and may continue to result in increased component prices, fewer sourcing options, unpredictability of supply, prolonged manufacturing disruptions and increased product lead times. In the past, we have also experienced shortages in inventory for dynamic random access memory integrated circuits, semiconductors and delayed releases of the next generation of chipset, which delayed our production and/or the release of our new products.
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
Our business depends on the overall demand for information technology, network connectivity and access to data and applications. Weak domestic or global economic conditions, fear or anticipation of such conditions, a recession, international trade disputes, global pandemics, or a reduction in information technology and network infrastructure spending even if economic conditions improve, could adversely affect our business, financial condition, results of operations and prospects in a number of ways, including longer sales cycles, lower prices for our products and services, higher default rates among our distributors, and reduced unit sales and lower or no growth. For example, the global macroeconomic environment could be negatively affected by, among other things, epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes between the U.S., China and other countries, inflationary pressures, instability in the global credit markets, the impact and uncertainty regarding global central bank monetary policy, instability in the geopolitical environment, the Russia-Ukraine conflict, political tensions between Taiwan and China, political demonstrations, and foreign governmental debt concerns. Such challenges have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets.
In addition, business disruptions and supply chain and manufacturing disruptions may result in customers delaying or canceling capital expenditures on information technology and network infrastructure, which may affect the overall demand for our products. End customers may also be placing orders in advance of demand to ensure supply. Continuing or worsening economic instability could result in a cancellation of such orders or otherwise adversely affect spending for IT, network infrastructure, systems and tools which could reduce expected revenues or result in a write-down of excess or obsolete inventory. A downturn or a recession may also significantly affect financing markets, the availability of capital and the terms and conditions of financing arrangements, including the overall cost of financing as well as the financial health or creditworthiness of our end customers. Circumstances may arise in which we need, or desire, to raise additional capital, and such capital may not be available on commercially reasonable terms, or at all.
The COVID-19 pandemic, which has led, among other things, to manufacturing disruptions, prolonged supply chain shortages, increased component and supply chain costs and unpredictable product demand and supply, extended demand planning horizons and increased purchase commitments, could materially adversely affect our business, financial condition, results of operations and prospects.
The COVID-19 pandemic has had and could continue to have an adverse impact on the business operations of our company and our customers, partners, manufacturers, suppliers, distribution fulfillment centers and service depots. We have experienced, and may continue to experience, manufacturing and supply chain disruptions, components shortages, increased component lead times, unpredictability of supply, logistic challenges and increased costs.
Our contract manufacturers, direct fulfillment centers and service depots are impacted by the pandemic and have experienced shelter in place orders, workforce disruptions, delays and increased costs for production, transit and the import and export of products, which has negatively impacted the staffing and product output of our contract manufacturers. Our contract manufacturers’ activities are further limited by supply constraints caused by prolonged disruptions in the manufacturing activities of our suppliers. As a result of manufacturing disruptions, the lead times for our products have increased and our component and other supply chain costs have increased which has and may continue to adversely impact our gross margins. In addition, we have had to increase our demand planning horizon to address supply chain shortages, combined with increased component lead times and unpredictability of supply, resulting in significant increases to our purchase commitments and component buffer inventories. There is however no guarantee that suppliers will meet their commitments or that customers' actual demand will directly match our demand forecasts and this has increased the risk of future excess and obsolete inventory and could have a negative impact on our gross margins.
As the COVID-19 pandemic continues, we have experienced and may continue to experience additional risks including:
•more manufacturing disruptions and supply shortages, including shortages in semiconductors;
•increased lead times for our products including longer lead times for component parts incorporated into our products which, in turn, can increase the risk of order cancellations;
•shortages in component parts have resulted in increased component prices;
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
Historically, large purchases by a relatively limited number of end customers have accounted for a significant portion of our revenue. We have experienced unpredictability in the timing of orders from these large end customers primarily due to changes in demand patterns specific to these customers, the time it takes these end customers to evaluate, test, qualify and accept our products, and the overall complexity of these large orders. We expect continued variability in our customer concentration and timing of sales on a quarterly and annual basis. For example, sales to our end customers Microsoft and Meta Platforms in fiscal 2019 collectively represented 40% of our total revenue, whereas sales to our end customer Microsoft in fiscal 2020 and 2021 amounted to 21.5% and 15.0% of our revenues, respectively, with our end customer Meta Platforms representing less than 10% of our revenues in both fiscal 2020 and 2021. This variability in customer concentration has been linked to the timing of new product deployments and spending cycles with these customers, and we expect their contributions to return to more elevated levels during fiscal 2022. In addition, we typically provide pricing discounts to large end customers, which may result in lower margins for the period in which such sales occur.
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
Moreover, because our sales are based primarily on purchase orders, our customers may cancel, delay, reduce or otherwise modify their purchase commitments with little or no notice to us. For example, due to manufacturing and supply chain disruptions, end customers may be placing orders in advance of demand to ensure supply. End customers may decide to delay or cancel such orders if economic conditions worsen. This limited visibility regarding our end customers’ product needs, the timing and quantity of which could vary significantly, requires us to rely on estimated demand forecasts to determine how much material to purchase and product to manufacture. Our failure to accurately forecast demand can lead to product shortages which could lead to delays in fulfilling current and future purchase orders that can impede production by our customers and harm our customer relationships. And, in the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to mitigate the effect of the lost revenue on our business, and in addition, could incur increased excess and obsolete inventory charges, all of which could materially affect our operating results.
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
Our revenue growth rates in previous periods may not be indicative of our future performance. We have experienced annual revenue growth rates of 27.2%, -3.9%, 12.1%, and 30.7% in 2021, 2020, 2019, and 2018, respectively. In the future, our revenue growth rates may continue to be volatile as we become more penetrated in our existing customer base and product markets, and as we look to enter and expand into new markets. In addition, COVID-19 related and other economic or geopolitical disruptions may cause delays in product shipments or cancellation of orders by end customers, and could have a negative impact on demand from our customers in future periods, and on our ability to add new customers. Other factors may also contribute to declines in our growth rates, including changes in demand for our products and services, particularly from our large end customers, changes in capital spending by our large end customers, increased competition, price sensitivities from our customers to increases in our pricing, our ability to successfully manage our expansion or continue to capitalize on growth opportunities, the maturation of our business, the Russia-Ukraine conflict, a potential global economic downturn or recession, and other general economic and international trade conditions, and our ability to be successful in adjacent markets, such as campus switching, WiFi networking markets and network security markets. For example, we have experienced volatility in demand from certain of our large end customers. Overall demand from larger customers may decline in future periods, which would impact our future revenue growth. You should not rely on our revenue for any prior quarterly or annual period as an indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected and our stock price could be volatile.
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
Our results of operations have historically varied from period to period, and we expect that this trend will continue. As a result, you should not rely upon our past financial results for any period as indicators of future performance. Our results of operations in any given period can be influenced by a number of factors, many of which are outside of our control and may be difficult to predict, including:
•disruptions caused by pandemics, such as the COVID-19 pandemic, and the government restrictions in response to the pandemic;
•general economic conditions, both domestically and in foreign markets, and disruptions in our business and the markets due to, among other things, geopolitical factors such as the health epidemics, natural disasters, terrorism, wars and other catastrophic events including international trade wars involving the U.S. and China, the Russia-Ukraine conflict and other political tensions in Russia, Europe and Asia as well as global economic conditions including inflationary pressures and the potential for a global economic downturn or a recession;
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
•the budgeting, sales, implementation and refresh cycles, purchasing practices and buying patterns of end customers, including large end customers who generally receive lower pricing terms due to volume discounts and who may or may not make large bulk purchases in certain quarters or who may elect to re-assign allocations to multiple vendors based upon specific network roles or projects or who may be placing orders in advance of demand to ensure supply;
•changes in the growth rate of existing or new customers, including large end customers and service providers, changes in end-customer, distributor or reseller requirements or market needs, and changes in growth rates of the networking market;
•the cost and potential outcomes of existing and future litigation;
•increased expenses resulting from increases in component, production and logistics costs including as a result of global inflationary pressures and shortages in supply for semiconductors or the tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs implemented by the U.S. government on various imports from China;
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
We expect our gross margins to vary over time and the gross margins we have achieved in recent years may not be sustainable and may be adversely affected in the future by numerous factors, including but not limited to changes in end-customer, geographic or product mix, increased price competition, introduction of new products and new business models including the sale and delivery of more software and subscription solutions, increases in component, production and logistics costs including as a result of global inflationary pressures and shortages in supply for semiconductors and other components, entry into new markets or growth in lower margin markets, entry in markets with different pricing and cost structures, pricing discounts given to customers, costs associated with defending intellectual property infringement and other claims and the potential outcomes of such disputes, higher levels of excess or obsolete inventory and inventory holding charges as a result of extended demand planning horizons due to industry-wide supply shortage, changes in shipment volumes, the timing of revenue recognition and revenue deferrals, increased costs arising from tariffs, increased costs arising from epidemics, changes in distribution channels, increased warranty costs, and our ability to execute our operating plans. In addition, inflationary pressures and shortages have increased and we expect will continue to increase costs for certain materials, components, supplies and services. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in this risk factors section could be heightened. We determine our operating expenses largely on the basis of anticipated revenues and a high percentage of our expenses are fixed in the short and medium term. As a result, a failure or delay in generating or recognizing revenue could cause significant variations in our operating results and operating margin from quarter to quarter. Failure to sustain or improve our gross margins reduces our profitability and may have a material adverse effect on our business and stock price.
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
Our sales contracts are primarily denominated in U.S. dollars, and therefore, substantially all of our revenue is not subject to foreign currency risk; however, as a result of the strengthening U.S. dollar, there has been an increase in the cost of our products to our end customers outside of the U.S., which could adversely affect our business, financial condition, results of operations and prospects. In addition, a decrease in the value of the U.S. dollar relative to foreign currencies could increase our product and operating costs in foreign locations. Further, a portion of our operating expenses is incurred outside the U.S., is denominated in foreign currencies and is subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with the currency fluctuations, our business, financial condition, results of operations and prospects could be adversely affected.
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
Our large end customers have significant purchasing power and, as a result, generally receive more favorable terms and conditions than we typically provide to other end customers, including lower prices, bundled upgrades, extended warranties, acceptance terms, indemnification terms and extended return policies and other contractual rights. As we seek to sell more products to these large end customers, an increased mix of our shipments may be subject to such terms and conditions, which may reduce our margins or affect the timing of our revenue recognition and thus may have an adverse effect on our business, financial condition, results of operations and prospects.
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
The timing of our sales and revenue recognition is difficult to predict because of the length and unpredictability of our products’ sales cycles. A sales cycle is the period between initial contact with a prospective end customer and any sale of our products. End-customer orders often involve the purchase of multiple products. These orders are complex and difficult to complete because prospective end customers generally consider a number of factors over an extended period of time before committing to purchase the products and solutions we sell. End customers, especially our large end customers, often view the purchase of our products as a significant and strategic decision and require considerable time to evaluate, test and qualify our products prior to making a purchase decision and placing an order. The length of time that end customers devote to their evaluation, contract negotiation and budgeting processes varies significantly. In addition, customers may delay upgrades to their network infrastructure which extends the upgrade and sales cycle. Our products’ sales cycles can be lengthy in certain cases, especially with respect to our prospective large end customers. During the sales cycle, we expend significant time and money on sales and marketing activities and make investments in evaluation equipment, all of which lower our operating margins, particularly if no sale occurs. Even if an end customer decides to purchase our products, there are many factors affecting the timing of our recognition of revenue, which makes our revenue difficult to forecast. For example, there may be unexpected delays in an end customer’s internal procurement processes, particularly for some of our larger end customers for which our products represent a very small percentage of their total procurement activity. In addition, due to the COVID-19 pandemic and geopolitical tensions, the sales cycle may be extended and there may be delays and reductions of expenditures and cancellations by end customers. There are many other factors specific to end customers that contribute to the timing of their purchases and the variability of our revenue recognition, including the strategic importance of a particular project to an end customer, budgetary constraints and changes in their personnel.
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
Managing our extended supply chain is complex, and our inventory management systems and related supply-chain visibility tools may not enable us to forecast accurately and effectively manage the supply of our products and product components. Our ability to manage our supply chain may also be adversely affected by other factors including geopolitical conditions such as the impact of the COVID-19 pandemic, the Russia-Ukraine conflict and related economic sanctions against Russia and the U.S. trade war with China. The COVID-19 pandemic and related global geopolitical and economic conditions have resulted in prolonged manufacturing and supply chain disruptions, including temporary closures of certain contract manufacturer and supplier facilities particularly within China which, in turn, have caused (and may continue to cause) shortages of, and extended lead times for, components used to manufacture our products, increases in the prices for such components, a reduction, unpredictability or interruption of supply, prioritization of component shipments to other vendors and decommitments of orders. Insufficient component supply, or any increases in the time required to manufacture our products, may lead to prolonged inventory shortages and manufacturing disruptions that could result in increased customer lead times for our products, delayed revenue, cancellation of orders or loss of sales opportunities altogether as potential end customers turn to competitors’ products that are readily available.
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
To the extent that our products are manufactured at facilities in foreign countries, we may be subject to additional risks associated with complying with local rules and regulations in those jurisdictions, including government restrictions issued in connection with the COVID-19 pandemic. For example, due to the COVID-19 pandemic, some of our contract manufacturers have experienced temporary closures and labor shortages as a result of shelter in place orders issued in their local jurisdictions. While our manufacturing sites are currently operational, further shelter in place orders, factory closures or reductions in staffing in these or other manufacturing sites would result in material disruptions, increased lead times and supply shortages of our products. Lockdown orders increase the risk in obtaining components or material that are used to produce Arista products.
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
Any production interruptions, labor shortages or disruptions for any reason, including those noted above, as well as a natural disaster, epidemic (such as the COVID-19 pandemic), war, capacity shortages, adverse results from intellectual property litigation or quality problems, at one of our manufacturing partners would adversely affect sales of our product lines manufactured by that manufacturing partner and adversely affect our business, financial condition, results of operations and prospects.
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
From time to time, we may become involved in legal proceedings relating to matters incidental to the ordinary course of our business, including patent, copyright, commercial, product liability, employment, class action, whistleblower and other litigation, in addition to governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability and/or require us to change our business practices. For example, we were previously involved in litigation with Cisco and OptumSoft. In addition, on November 25, 2020, WSOU Investments LLC ("WSOU") filed a lawsuit against us in the Western District of Texas asserting that certain of our products infringe three WSOU patents. WSOU's allegations are directed to certain features of our wireless and switching products. WSOU seeks remedies including monetary damages, attorney’s fees and costs. On February 4, 2021, we filed an answer denying WSOU's allegations. On November 5, 2021, the case was transferred to the Northern District of California. On March 30, 2022, WSOU dismissed one of the patents with prejudice, removing Arista wireless products from those accused of infringement. On July 1, 2022, the court stayed the case pending the resolution of an inter partes review of one of the patents-in-suit. We intend to vigorously defend against the claims brought against us by WSOU. However, we cannot be certain that any of WSOU's claims will be resolved in our favor, regardless of the merits of those claims. Any adverse litigation ruling could result in a significant damages award against us and injunctive relief.
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
We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners. Computer programmers or other persons or organizations may attempt to penetrate our network security, or that of our website or systems, and access, use, or obtain confidential, personal, or otherwise sensitive or proprietary information about us or our customers, or via these or other methods, including denial of service attacks and other cyberattacks, disrupt or cause interruptions of our service. In addition, geopolitical tensions, such as the Russia-Ukraine conflict may create a greater risk of cyberattacks against our company and our manufacturers, suppliers, logistics providers, banks and other business partners. Because the techniques used to access, disrupt, or sabotage networks and systems change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. In addition, our software and sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain vulnerabilities or defects in design or manufacture, including “bugs” and other problems that could cause the software or applications to fail or otherwise to unexpectedly interfere with the operation of the system or that could result in a breach of or disruption to our systems, products, services or networks or the systems, networks, products, or services of third parties that support us and our services. We also face risks of others gaining unauthorized access to our products and services and introducing malicious software, and such malicious software, defects, bugs or vulnerabilities, or other defects, bugs, or vulnerabilities in our products or services may result in failures or interruptions of our products or services or expose our end-customers' networks, leaving their networks unprotected against the latest security threats. We have also outsourced a number of our business functions to third parties, including our manufacturers, logistics providers, and cloud service providers, and our business operations also depend, in part, on the success of these third parties’ own cybersecurity measures. Similarly, we rely upon distributors, resellers and system integrators to sell our products and our sales operations depend, in part, on the reliability of their cybersecurity measures. Additionally, we depend upon our employees to appropriately handle confidential, sensitive, and proprietary data and deploy our IT resources with the use of security measures designed to prevent exposure of our networks and systems to security breaches and incidents and the loss of data. We and all of the aforementioned third parties also face the risk of ransomware and other malicious software, phishing schemes and other social engineering methods, fraud and other malfeasance, cybersecurity threats from state sponsors and other actors, and intentional or negligent acts or omissions of employees and contractors. Furthermore, our acquisition of Awake Security and our provision of its NDR platform may result in us being a more attractive target for such attacks. Accordingly, if our cybersecurity systems and measures or those of any of the aforementioned third parties fail to protect against sophisticated cyber-attacks, other means of effectuating security breaches or incidents, interruptions or other disruptions of our or our third-party service providers’ systems, networks, products, or services, the mishandling of data by employees and contractors, or any other means of unauthorized access to, or use of, our manufacturing process, products, services, networks, systems, or data that we or such third parties maintain, operate, or process, our ability to conduct our business effectively could be damaged in a number of ways, including:
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
Tax laws are dynamic and subject to change. Changes in tax laws and regulations and interpretations of such laws and regulations, including taxation of earnings outside of the U.S. may have adverse effects on our operating results and could impact the tax treatment of our earnings and cash and cash equivalent balances we currently maintain. Furthermore, due to shifting economic and political conditions, tax policies or rates in various jurisdictions, including the United States, may be subject to significant change. For example, in 2022, the Biden Administration proposed tax reform legislation that includes an increase to the corporate tax rate and changes to provisions addressing global intangible low-taxed income, foreign derived intangible income and the base erosion anti-abuse tax, and the disallowance of tax deductions for certain expenses, all of which could result in increased federal taxes if the proposal is ultimately enacted. Further, beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to IRC Section 174. Although there is proposed legislation that would defer the capitalization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. If the requirement is not modified, our cash tax liability will likely increase in 2022; however, we do not anticipate any material change to our effective tax rate. In addition, several countries, including the United States and Ireland as well as the Organization for Economic Cooperation and Development have reached agreement on a global minimum tax initiative. Many countries are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business.
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
Our directors, executive officers and each of our stockholders who own greater than 10% of our outstanding common stock together with their affiliates, in the aggregate, beneficially own approximately 19.2% of the outstanding shares of our common stock, based on shares outstanding as of June 30, 2022. As a result, these stockholders, if acting together, could exercise a significant level of influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
In April 2019, our board of directors authorized a $1.0 billion stock repurchase program (the “Repurchase Program”). This authorization allowed us to repurchase shares of our common stock over three years and we completed our repurchases under the Repurchase Program during the fourth quarter of 2021. In the fourth quarter of 2021, our board of directors authorized an additional $1.0 billion stock repurchase program (the “New Repurchase Program”). This authorization allows us to repurchase shares of our common stock and will be funded from working capital. Repurchases may be made at management's discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The New Repurchase Program commenced in the fourth quarter of 2021, and expires on the three-year anniversary thereof. The New Repurchase Program does not obligate us to acquire any of our common stock and may be suspended or discontinued by the company at any time without prior notice. Our repurchases for the three months ended June 30, 2022 are disclosed as below (in thousands, except per share amounts). For our repurchase activities made during the six months ended June 30, 2022, please refer to Note 6. Stockholders' Equity and Stock-Based Compensation of the Notes to Consolidated Financial Statements included in Part I, Item 1, of the Quarterly Report on Form 10-Q.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
April 1, 2022 - April 30, 2022	81	$114.60	81	$781,497
May 1, 2022 - May 31, 2022	3,211	104.17	3,211	447,007
June 1, 2022 - June 30, 2022	1,491	93.83	1,491	307,151
	4,783		4,783
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

Arista Networks, Inc.
(Registrant)

Date:	August 1, 2022	By:	/s/ JAYSHREE ULLAL
Jayshree Ullal
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 1, 2022	By:	/s/ ITA BRENNAN
Ita Brennan
Chief Financial Officer
(Principal Accounting and Financial Officer)