Form 10-Q
period 2022-09-30
Arista Networks, Inc.
filed 2022-11-01
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of October 26, 2022 was 305,572,616.

ARISTA NETWORKS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ARISTA NETWORKS, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except par value)

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$716,253	$620,813
Marketable securities	2,263,818	2,787,502
Accounts receivable, net	651,512	516,509
Inventories	1,100,550	650,117
Prepaid expenses and other current assets	299,545	237,735
Total current assets	5,031,678	4,812,676
Property and equipment, net	96,449	78,634
Acquisition-related intangible assets, net	131,520	93,555
Goodwill	271,018	188,397
Investments	39,677	20,247
Operating lease right-of-use assets	58,205	65,182
Deferred tax assets	473,808	442,295
Other assets	59,655	33,443
TOTAL ASSETS	$6,162,010	$5,734,429
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$278,469	$202,636
Accrued liabilities	240,609	226,643
Deferred revenue	607,189	593,578
Other current liabilities	128,645	86,972
Total current liabilities	1,254,912	1,109,829
Income taxes payable	82,167	69,916
Operating lease liabilities, non-current	47,067	56,527
Deferred revenue, non-current	333,855	335,734
Deferred tax liabilities, non-current	—	129,074
Other long-term liabilities	58,791	54,749
TOTAL LIABILITIES	1,776,792	1,755,829
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100,000 shares authorized and no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value—1,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 305,515 and 307,681 shares issued and outstanding as of September 30, 2022 and December 31, 2021	31	31
Additional paid-in capital	1,717,605	1,530,046
Retained earnings	2,714,711	2,456,823
Accumulated other comprehensive income (loss)	(47,129)	(8,300)
TOTAL STOCKHOLDERS’ EQUITY	4,385,218	3,978,600
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,162,010	$5,734,429
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Product	$1,008,689	$604,160	$2,619,213	$1,709,772
Service	168,112	144,537	486,545	413,806
Total revenue	1,176,801	748,697	3,105,758	2,123,578
Cost of revenue:
Product	432,569	243,342	1,102,012	687,554
Service	34,252	26,740	96,656	77,959
Total cost of revenue	466,821	270,082	1,198,668	765,513
Gross profit	709,980	478,615	1,907,090	1,358,065
Operating expenses:
Research and development	187,807	153,093	537,971	428,873
Sales and marketing	81,401	69,740	241,512	211,385
General and administrative	23,425	22,488	69,420	58,856
Total operating expenses	292,633	245,321	848,903	699,114
Income from operations	417,347	233,294	1,058,187	658,951
Other income (expense), net	6,817	1,346	37,764	4,640
Income before income taxes	424,164	234,640	1,095,951	663,591
Provision for income taxes	70,165	10,335	170,594	62,032
Net income	$353,999	$224,305	$925,357	$601,559
Net income per share (1):
Basic	$1.16	$0.73	$3.02	$1.96
Diluted	$1.13	$0.70	$2.92	$1.89
Weighted-average shares used in computing net income per share (1):
Basic	304,931	307,456	306,576	306,176
Diluted	314,401	319,636	316,745	318,976
(1) Prior periods have been adjusted to reflect the four-for-one stock split effected in the form of a stock dividend in November 2021.

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$353,999	$224,305	$925,357	$601,559
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,574)	(747)	(5,306)	(1,097)
Net change in unrealized gains (losses) on available-for-sale securities	(3,236)	(118)	(33,523)	(1,145)
Other comprehensive income (loss)	(5,810)	(865)	(38,829)	(2,242)
Comprehensive income	$348,189	$223,440	$886,528	$599,317

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands)

	Three Months Ended September 30, 2022						Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of period	304,455	$30	$1,638,787	$2,408,294	$(41,319)	$4,005,792	307,681	$31	$1,530,046	$2,456,823	$(8,300)	$3,978,600
Net income	—	—	—	353,999	—	353,999	—	—	—	925,357	—	925,357
Other comprehensive loss, net of tax	—	—	—	—	(5,810)	(5,810)	—	—	—	—	(38,829)	(38,829)
Stock-based compensation	—	—	65,477	—	—	65,477	—	—	165,980	—	—	165,980
Issuance of common stock in connection with employee equity incentive plans	1,593	1	20,081	—	—	20,082	4,451	1	43,072	—	—	43,073
Repurchase of common stock	(479)	—	—	(47,582)	—	(47,582)	(6,433)	(1)	—	(667,469)	—	(667,470)
Tax withholding paid for net share settlement of equity awards	(54)	—	(6,740)	—	—	(6,740)	(217)	—	(25,542)	—	—	(25,542)
Common stock issued for business acquisition	—	—	—	—	—	—	33	—	4,049	—	—	4,049
Balance at end of period	305,515	$31	$1,717,605	$2,714,711	$(47,129)	$4,385,218	305,515	$31	$1,717,605	$2,714,711	$(47,129)	$4,385,218

	Three Months Ended September 30, 2021						Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital (1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital (1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares (1)	Amount (1)					Shares (1)	Amount (1)
Balance at beginning of period	306,660	$31	$1,395,436	$2,303,513	$(1,139)	$3,697,841	304,696	$30	$1,292,409	$2,027,614	$238	$3,320,291
Net income	—	—	—	224,305	—	224,305	—	—	—	601,559	—	601,559
Other comprehensive loss, net of tax	—	—	—	—	(865)	(865)	—	—	—	—	(2,242)	(2,242)
Stock-based compensation	—	—	53,135	—	—	53,135	—	—	135,632	—	—	135,632
Issuance of common stock in connection with employee equity incentive plans	2,436	—	29,270	—	—	29,270	5,948	1	56,153	—	—	56,154
Repurchase of common stock	(1,504)	—	—	(134,157)	—	(134,157)	(2,972)	—	—	(235,512)	—	(235,512)
Tax withholding paid for net share settlement of equity awards	(48)	—	(4,269)	—	—	(4,269)	(128)	—	(10,622)	—	—	(10,622)
Balance at end of period	307,544	$31	$1,473,572	$2,393,661	$(2,004)	$3,865,260	307,544	$31	$1,473,572	$2,393,661	$(2,004)	$3,865,260
(1) Prior periods have been adjusted to reflect the four-for-one stock split effected in the form of a stock dividend in November 2021.

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$925,357	$601,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	45,169	37,864
Stock-based compensation	165,980	135,632
Noncash lease expense	13,837	12,738
Deferred income taxes	(148,355)	(573)
Unrealized gain on equity investments	(24,121)	—
Amortization of investment premiums	14,167	19,193
Changes in operating assets and liabilities:
Accounts receivable, net	(129,947)	(6,050)
Inventories	(449,792)	(95,997)
Prepaid expenses and other current assets	(68,996)	(71,300)
Other assets	(17,899)	(2,915)
Accounts payable	73,480	(1,075)
Accrued liabilities	14,690	31,316
Deferred revenue	(1,245)	149,613
Income taxes payable	41,074	(3,565)
Other liabilities	(1,059)	(15,820)
Net cash provided by operating activities	452,340	790,620
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	1,277,821	1,158,723
Purchases of marketable securities	(973,489)	(1,974,853)
Purchases of property and equipment	(34,184)	(55,455)
Business acquisitions, net of cash acquired	(145,087)	—
Escrow receipts from past business acquisitions	—	1,299
Investments and notes receivable in privately-held companies	(12,691)	(10,684)
Proceeds from sale of marketable securities	186,782	19,607
Net cash provided by (used in) investing activities	299,152	(861,363)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity plans	43,073	56,154
Tax withholdings paid on behalf of employees for net share settlement	(25,542)	(10,622)
Repurchases of common stock	(667,470)	(235,512)
Net cash used in financing activities	(649,939)	(189,980)
Effect of exchange rate changes	(6,090)	(1,513)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	95,463	(262,236)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —Beginning of period	625,050	897,454
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$720,513	$635,218

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,300	$4,824
Property and equipment included in accounts payable and accrued liabilities	5,704	3,849
Common stock issued for business acquisition	4,049	—
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
Basis of Presentation and Principles of Consolidation
    The accompanying unaudited condensed consolidated financial statements include the accounts of Arista Networks, Inc. and its wholly-owned subsidiaries and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. All significant inter-company accounts and transactions have been eliminated.
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
Risks and Uncertainties
    Global economic and business activities continue to face widespread macroeconomic uncertainties, including supply chain and labor shortages, inflation and monetary policy shifts, recession risks, the ongoing global coronavirus ("COVID-19") pandemic and potential disruptions from the Russia-Ukraine conflict and the U.S. trade war with China.
    Our contract manufacturers and suppliers have experienced workforce disruptions, delays in component sourcing, production and export of their products and component shortages and increased component costs, which have disrupted our supply chain and have impacted and will likely continue to impact our ability to supply products to our customers on a timely basis. While overall demand remains strong across our customers base, we believe ongoing supply disruptions combined with other supply chain related constraints could impact our ability to fulfill this increased demand and as a result could negatively impact our business in future periods. In addition, inflation pressure in our supply chain and scarcity of some materials needed to build our products have increased our cost of revenue and have impacted, and may continue to negatively impact our gross margin. Our operating cash flows have also been and may continue to be negatively impacted by increased component inventories on hand or at our contract manufacturers, awaiting supply of a limited number of scarce components necessary to build and ship the completed product. The extent of the impact on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, and the impact of any initiatives and programs we may undertake to address financial and operational challenges, will depend on future developments, the impact to our customers, partners, employees, contract manufacturers and supply chain, all of which continue to evolve and are unpredictable. Management continues to actively monitor the impact of these macroeconomic factors on the Company's financial condition, liquidity, operations, suppliers, industry, and workforce. As of the date of issuance of these condensed consolidated financial statements, the extent to which these factors may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.
Recently Adopted Accounting Pronouncements
    In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires companies to recognize and measure contract assets and contract liabilities relating to contracts with customers that are acquired in a business combination in accordance with ASC 606. Under previous GAAP, an acquirer generally recognized assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 results in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted this ASU as of January 1, 2022 on a prospective basis and the adoption impact was immaterial to the condensed consolidated financial statements. The standard did not impact acquired contract assets or liabilities from business combinations occurring prior to the adoption date.
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

	September 30, 2022				December 31, 2021
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Financial Assets:
Cash Equivalents:
Money market funds	$353,987	$—	$—	$353,987	$221,382	$—	$—	$221,382
Certificate of deposits(1)	—	14,556	—	14,556	—	—	—	—
U.S. government notes	23,368	—	—	23,368	—	—	—	—
Agency securities	—	46,000	—	46,000	—	—	—	—
	377,355	60,556	—	437,911	221,382	—	—	221,382
Marketable Securities:
Commercial paper	—	3,487	—	3,487	—	141,274	—	141,274
Certificate of deposits(1)	—	11,422	—	11,422	—	44,931	—	44,931
U.S. government notes	1,169,899	—	—	1,169,899	1,057,810	—	—	1,057,810
Corporate bonds	—	883,784	—	883,784	—	1,252,226	—	1,252,226
Agency securities	—	179,473	—	179,473	—	291,261	—	291,261
Marketable equity securities(2)	15,753	—	—	15,753	—	—	—	—
	1,185,652	1,078,166	—	2,263,818	1,057,810	1,729,692	—	2,787,502
Other Assets:
Money market funds - restricted	4,260	—	—	4,260	4,237	—	—	4,237
Total Financial Assets	$1,567,267	$1,138,722	$—	$2,705,989	$1,283,429	$1,729,692	$—	$3,013,121
______________________________________
(1) As of September 30, 2022 and December 31, 2021, all of our certificates of deposits were domestic deposits.
(2) The $15.8 million represents the fair value of marketable equity securities as of September 30, 2022. This amount includes $8.3 million that was reclassified from Investments on our condensed consolidated balance sheet following the commencement of public market trading of the issuer in January 2022. This publicly-traded equity investment generated an unrealized gain of $7.5 million for the nine months ended September 30, 2022, and an unrealized loss of $0.9 million for the three months ended September 30, 2022. The unrealized gains and losses are included in Other income (expense), net on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 3. Financial Statements Details.
    During the three and nine months ended on September 30, 2022, the Company did not make any transfers between the levels of the fair value hierarchy.
    Marketable debt securities
    The following table summarizes the amortized cost, unrealized gains and losses, and fair value of our debt securities measured at fair value on a recurring basis (in thousands):

	September 30, 2022				December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$3,487	$—	$—	$3,487	$141,274	$—	$—	$141,274
U.S. government	1,187,901	—	(18,002)	1,169,899	1,060,716	3	(2,909)	1,057,810
Corporate bonds	902,133	—	(18,349)	883,784	1,255,149	105	(3,028)	1,252,226
Agency securities	182,771	—	(3,298)	179,473	291,558	36	(333)	291,261
Total	$2,276,292	$—	$(39,649)	$2,236,643	$2,748,697	$144	$(6,270)	$2,742,571
    For debt securities in unrealized loss positions, it is not likely that we will be required to sell such securities before recovery of their amortized cost basis nor do we have the intent to sell such securities before maturity; we invest in debt securities that have maximum maturities of two years and are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these marketable securities, the more susceptible they are to changes in market interest rates and bond yields. Given the short-term and conservative nature of our portfolio, the unrealized losses are not related to credit risk; therefore, we did not recognize any credit losses or non-credit-related impairments related to our available-for-sale marketable debt securities for the three and nine months ended September 30, 2022. All unrealized losses were recognized in other comprehensive income (loss). Realized losses were immaterial for the three and nine months ended September 30, 2022.
    The following table is an analysis of our marketable debt securities in unrealized loss positions (in thousands):

	September 30, 2022
	Unrealized Losses within 12 months		Unrealized Losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government notes	$877,442	$(13,026)	$292,554	$(4,976)	$1,169,996	$(18,002)
Corporate bonds	625,577	(13,314)	258,208	(5,035)	883,785	(18,349)
Agency securities	155,296	(2,807)	24,176	(491)	179,472	(3,298)
Total	$1,658,315	$(29,147)	$574,938	$(10,502)	$2,233,253	$(39,649)
     As of September 30, 2022, we had no marketable debt securities with contractual maturities that exceed 24 months. The fair values of marketable debt securities, by remaining contractual maturities, are as follows (in thousands):

September 30, 2022
Fair Value
Due in 1 year or less	$1,773,158
Due in 1 to 2 years	463,485
Total debt securities	$2,236,643
    The weighted-average remaining duration of our marketable debt securities is approximately 0.6 years as of September 30, 2022. As we view these marketable debt securities as available to support current operations, we classify marketable debt securities with maturities beyond 12 months as current assets under the caption "Marketable securities" on the condensed consolidated balance sheets.
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

    We did not record any realized gains or losses for our non-marketable equity securities measured at fair value on a non-recurring basis during the three and nine months ended September 30, 2022 and September 30, 2021. We recorded unrealized gains of $1.7 million and $16.7 million on non-marketable equity securities based on observable price changes from orderly transactions of identical or similar securities in three and the nine months ended September 30, 2022. We recorded immaterial unrealized losses in the three and nine months ended September 30, 2022. We evaluate our non-marketable equity securities for impairment at each reporting period via a qualitative assessment with various potential impairment indicators, including, but not limited to, an assessment of a significant adverse change in the economic environment, significant adverse changes in the general market condition of the geographies and industries in which our investees operate, and other publicly-available information that affected the value of the its non-marketable equity securities.
    The following table summarizes the activity related to our non-marketable equity securities as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Cost of investments (1)	$23,625	$14,933
Cumulative impairment and downward adjustment	(629)	—
Cumulative upward adjustment (1)	16,681	5,314
Carrying amount of investments	$39,677	$20,247
(1) During the nine months ended September 30, 2022, $3.0 million previously included in the Cost of investments and $5.3 million previously included in the Cumulative upward adjustment, or $8.3 million in aggregate, were reclassified from Investments to Marketable securities on our condensed consolidated balance sheet following the commencement of public market trading of the issuer. There was no such activity in the three months ended September 30, 2022.
3.    Financial Statements Details
Cash, Cash Equivalents and Restricted Cash
    The reconciliation of cash, cash equivalents and restricted cash reported on the unaudited condensed consolidated balance sheets to the total of the same such amounts in the unaudited condensed consolidated statements of cash flows is as follows (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$716,253	$620,813
Restricted cash included in other assets	4,260	4,237
Total cash, cash equivalents and restricted cash	$720,513	$625,050
Accounts Receivable, net
    Accounts receivable, net consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Accounts receivable	$660,108	$521,597
Allowance for doubtful accounts	(215)	(132)
Product sales rebate and returns reserve	(8,381)	(4,956)
Accounts receivable, net	$651,512	$516,509
Inventories
    Inventories consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$629,058	$316,737
Finished goods	471,492	333,380
Total inventories	$1,100,550	$650,117

Prepaid Expenses and Other Current Assets
    Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Inventory deposits	$121,916	$46,311
Prepaid income taxes	1,409	8,977
Other current assets	142,627	163,916
Other prepaid expenses and deposits	33,593	18,531
Total prepaid expenses and other current assets	$299,545	$237,735
Property and Equipment, net
    Property and equipment, net consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Land	$40,601	$40,145
Equipment and machinery	119,379	90,915
Computer hardware and software	51,254	44,083
Leasehold improvements	30,060	30,502
Furniture and fixtures	3,573	3,634
Construction-in-process	1,997	2,378
Property and equipment, gross	246,864	211,657
Less: accumulated depreciation	(150,415)	(133,023)
Property and equipment, net	$96,449	$78,634
    Depreciation expense was $6.9 million and $4.9 million for the three months ended September 30, 2022 and 2021, respectively, and $18.7 million and $14.6 million for the nine months ended September 30, 2022 and 2021, respectively.
Accrued Liabilities
    Accrued liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued payroll related costs	$82,791	$99,571
Accrued manufacturing costs	103,098	80,213
Accrued product development costs	25,282	22,188
Accrued warranty costs	14,314	10,414
Other	15,124	14,257
Total accrued liabilities	$240,609	$226,643
Warranty Accrual
    The following table summarizes the activity related to our accrued liability for estimated future warranty costs (in thousands):

	Nine Months Ended September 30,
	2022	2021
Warranty accrual, beginning of period	$10,414	$9,314
Liabilities accrued for warranties issued during the period	13,887	8,643
Warranty costs incurred during the period	(9,987)	(8,429)
Warranty accrual, end of period	$14,314	$9,528

Contract Assets
    The following table summarizes the beginning and ending balances of our contract assets included in "Prepaid and other current assets" on the condensed consolidated balance sheets (in thousands):

Nine Months Ended September 30,
2022
Contract assets, beginning balance	$24,388
Contract assets, ending balance	13,525
Contract Liabilities, Deferred Revenue and Other Performance Obligations
Contract Liabilities
    A contract liability is recognized when we have received customer payments in advance of our satisfaction of a performance obligation under a cancellable contract. The following table summarizes the activity related to our contract liabilities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contract liabilities, beginning balance	$101,600	$83,354	$93,382	$85,957
Less: Revenue recognized from beginning balance	(9,173)	(8,763)	(29,296)	(27,251)
Less: Beginning balance reclassified to deferred revenue	(9,898)	(3,996)	(2,998)	(2,443)
Add: Contract liabilities recognized	18,247	16,976	39,688	31,308
Contract liabilities, ending balance	$100,776	$87,571	$100,776	$87,571
    As of September 30, 2022 and December 31, 2021, $42.2 million and $38.7 million of our contract liabilities, respectively, were included in "Other current liabilities" with the remaining balances included in "Other long-term liabilities" on the condensed consolidated balance sheets.
Deferred Revenue
    Deferred revenue is comprised mainly of unearned revenue related to multi-year post-contract support ("PCS") contracts, services and product deferrals related to acceptance clauses. The following table summarizes the activity related to our deferred revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Deferred revenue, beginning balance	$1,033,490	$746,090	$929,312	$650,827
Less: Revenue recognized from beginning balance	(234,515)	(164,188)	(457,309)	(327,300)
Add: Deferral of revenue in current period, excluding amounts recognized during the period	142,069	218,538	469,041	476,913
Deferred revenue, ending balance	$941,044	$800,440	$941,044	$800,440
Other Performance Obligations
    Other performance obligations include unbilled contract revenue for services and products that will be recognized in future periods. As of September 30, 2022, other performance obligations of $178.6 million were comprised mainly of unbilled multi-year PCS contract amounts that will be recognized as revenue in future periods. In addition, as of September 30, 2022 the company had entered into $844.2 million of binding contractual agreements with certain customers that are primarily related to future product shipments.
Revenue from Total Remaining Performance Obligations
    Revenue from total remaining performance obligations represents contract liabilities, deferred revenue and unbilled contract revenue that will be recognized in future periods. As of September 30, 2022, approximately $1,220.5 million of revenue is expected to be recognized from remaining performance obligations, of which approximately 82% is expected to be recognized over the next two years and approximately 18% is expected to be recognized during the third to the fifth year. These amounts do not include the $844.2 million of binding contractual agreements related primarily to future product shipments outlined above. As of September 30, 2022, it is expected that the majority of the amounts allocated to these specific performance obligations will be recognized as revenue upon product shipment over the next two years; however, given the current uncertain supply chain environment and industry wide supply constraints, we may experience manufacturing and shipment delays or cancellations related to these performance obligations, which could impact revenue recognition.
Other Income (Expense), net
    Other income (expense), net consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income	$6,929	$1,636	$13,783	$5,553
Unrealized gain on equity investments	708	—	24,121	—
Other income (expense), net	(820)	(290)	(140)	(913)
Total	$6,817	$1,346	$37,764	$4,640

4.    Acquisition, Goodwill and Acquisition-Related Intangible Assets
Acquisitions
    During the nine months ended September 30, 2022, we completed two acquisitions of private companies for total consideration of $158.9 million including $4.0 million in common stock and the remainder in cash. The purchase prices included $62.3 million of intangible assets, $82.6 million of goodwill and $14.0 million of net tangible assets acquired. We also incurred certain acquisition-related expenses of $4.7 million, which primarily consisted of retention bonuses to continuing employees as well as professional and consulting fees.
    The intangible assets are amortized on a straight-line basis over their estimated useful lives, as we believe this method most closely reflects the pattern in which the economic benefits of the assets will be consumed. The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands, except years):

	Acquisition Date Fair Value	Weighted Average Estimated Useful Life (in years)
Developed technology	$30,200	5.7
Customer relationships	28,700	7.0
Trade name	3,400	3.0
Total intangible assets acquired	$62,300
Goodwill
    The changes in the carrying values of goodwill for the three and nine months ended September 30, 2022 are as follows (in thousands):

Amount
Balance at December 31, 2021	$188,397
Additions related to the acquisition completed in January 2022	28,518
Balance at March 31, 2022	$216,915
Additions related to the acquisition completed in June 2022	56,530
Measurement-period adjustments	49
Balance at June 30, 2022	$273,494
Measurement-period adjustments	(2,476)
Balance at September 30, 2022	$271,018
Acquisition-Related Intangible Assets
    Acquisition-related intangible assets were as follows (in thousands, except years):

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount		Weighted Average Remaining Useful Life (in years)
	December 31, 2021	Additions	September 30, 2022	December 31, 2021	Amortization	September 30, 2022	December 31, 2021	September 30, 2022
Developed technology	$124,730	$30,200	$154,930	$(53,663)	$(18,553)	$(72,216)	$71,067	$82,714	4.5
Customer relationships	25,920	28,700	54,620	(7,899)	(4,272)	(12,171)	18,021	42,449	5.9
Trade name	8,990	3,400	12,390	(4,693)	(1,340)	(6,033)	4,297	6,357	2.8
Others	5,720	—	5,720	(5,550)	(170)	(5,720)	170	—	0.0
Total	$165,360	$62,300	$227,660	$(71,805)	$(24,335)	$(96,140)	$93,555	$131,520	4.9

    Amortization expense related to acquisition-related intangible assets was $9.3 million, and $7.3 million for the three months ended September 30, 2022 and 2021, and $24.3 million and $22.1 million for the nine months ended September 30, 2022 and 2021, respectively.
    As of September 30, 2022, future estimated amortization expense related to the acquisition-related intangible assets is as follows (in thousands):

Future Amortization Expense
Remainder of 2022	$9,315
2023	33,438
2024	26,759
2025	19,642
2026	17,260
Thereafter	25,106
Total	$131,520

5.    Commitments and Contingencies
Purchase Commitments
    We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf. A significant portion of our purchase orders to our contract manufacturers for finished products consists of non-cancellable purchase commitments. In addition, we purchase strategic component inventory from certain suppliers under non-cancellable purchase commitments, including integrated circuits, which are consigned to our contract manufacturers. As of September 30, 2022, we had non-cancellable purchase commitments of $4.3 billion, of which $3.1 billion have confirmed receipt dates within 12 months, and $1.2 billion have confirmed receipt dates greater than 12 months. These open purchase orders are considered enforceable and legally binding, and while we may have some limited ability to reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services, this can only occur with the agreement of the related supplier.
    We also had deposits to our contract manufacturers to secure our purchase commitments in the amount of $124.7 million and $49.1 million as of September 30, 2022 and December 31, 2021, respectively, which were recorded within prepaid expenses and other current assets, as well as other assets in the condensed consolidated balance sheets.
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
    We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2022, provisions recorded for contingent losses related to other claims and matters have not been significant. Based on currently-available information, management does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable, and believes these other matters are not likely, individually and in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows; however, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.

6.    Stockholders’ Equity and Stock-Based Compensation
Stock Repurchase Program
    In April 2019, our board of directors authorized a $1.0 billion stock repurchase program (the "Repurchase Program"). This authorization allowed us to repurchase shares of our common stock over three years, and we completed our repurchases under the Repurchase Program during the fourth quarter of 2021. In the fourth quarter of 2021, our board of directors authorized an additional $1.0 billion stock repurchase program (the “New Repurchase Program”), which allows us to repurchase shares of our common stock to be funded from working capital. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchases, trading plans under Rule 10b5-1 of the Exchange Act, or a combination of the foregoing. The New Repurchase Program commenced in November 2021 and expires on the three-year anniversary thereof. The New Repurchase Program does not obligate us to acquire any of our common stock, and may be suspended or discontinued by us at any time without prior notice. As of September 30, 2022, the remaining authorized amount for stock repurchases under this program was approximately $259.6 million.
    A summary of the stock repurchase activity under the New Repurchase Program for the nine months ended September 30, 2022 is as follows (in thousands, except per share amounts):

Nine Months Ended
September 30, 2022
Aggregate purchase price	$667,470
Shares repurchased	6,433
Average price paid per share	$103.75
    The aggregate purchase price of repurchased shares of our common stock is recorded as a reduction to retained earnings in our unaudited condensed consolidated statements of stockholders' equity. All shares repurchased have been retired.
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
    Awards granted under the 2014 Plan could be in the form of Incentive Stock Options (“ISOs”), Nonstatutory Stock Options (“NSOs”), Restricted Stock Units (“RSUs”), Restricted Stock Awards (“RSAs”) or Stock Appreciation Rights (“SARs”). The number of shares available for grant and issuance under the 2014 Plan increases automatically on January 1 of each year commencing with 2016 by the number of shares equal to 3% of the outstanding shares of our common stock on the immediately preceding December 31, but not to exceed 50,000,000 shares (the “2014 Plan Evergreen Increase”), unless our board of directors, in its discretion, determines to make a smaller increase. Effective January 1, 2022, our board of directors authorized an increase of 9,230,434 shares to the shares available for issuance under the 2014 Plan. As of September 30, 2022, there remained approximately 93.4 million shares available for issuance under the 2014 Plan.
2014 Employee Stock Purchase Plan
    In April 2014, our board of directors and stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on the first day that our common stock was publicly traded. The number of shares reserved for issuance under the ESPP increases automatically on January 1 of each year by the number of shares equal to 1% of our shares outstanding on the immediately preceding December 31, but not to exceed 10,000,000 shares, unless our board of directors, in its discretion, determines to make a smaller increase. Effective January 1, 2022, our board of directors authorized an increase of 3,076,811 shares to the shares available for issuance under the ESPP. During the nine months ended September 30, 2022, we issued 485,303 shares at a weighted-average purchase price of $50.37 per share under the ESPP. As of September 30, 2022, there remained approximately 20.6 million shares available for issuance under the ESPP.

Stock Option Activities
    The following table summarizes the option activity under our stock plans and related information (in thousands, except years and per share amounts):

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2021	8,685	$12.45	2.8	$1,140,369
Options granted	—	—
Options exercised	(1,938)	9.61
Options canceled	(177)	15.68
Balance—September 30, 2022	6,570	$13.19	2.1	$654,987
Vested and exercisable—September 30, 2022	5,759	$10.91	1.8	$587,246
Restricted Stock Unit (RSU) Activities
    A summary of the RSU activity is presented below (in thousands, except years and per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Unvested balance—December 31, 2021	7,821	$70.98	1.7	$1,124,229
RSUs granted	3,469	100.56
RSUs vested	(2,006)	64.50
RSUs forfeited/canceled	(389)	76.53
Unvested balance—September 30, 2022	8,895	$83.91	1.8	$1,004,214
Stock-Based Compensation Expense
    The following table summarizes the stock-based compensation expense related to our equity awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$2,992	$2,002	$6,613	$5,198
Research and development	37,698	27,552	93,723	72,673
Sales and marketing	16,103	12,680	42,039	34,133
General and administrative	8,684	10,901	23,605	23,628
Total stock-based compensation	$65,477	$53,135	$165,980	$135,632
    As of September 30, 2022, there were $667.1 million of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 3.4 years.

7.    Net Income Per Share
    The following table sets forth the computation of our basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021 (1)	2022	2021 (1)
Numerator:
Net income	$353,999	$224,305	$925,357	$601,559
Denominator:
Weighted-average shares used in computing net income per share, basic	304,931	307,456	306,576	306,176
Add weighted-average effect of dilutive securities:
Employee equity awards	9,470	12,180	10,169	12,800
Weighted-average shares used in computing net income per share, diluted	314,401	319,636	316,745	318,976
Net income per share:
Basic	$1.16	$0.73	$3.02	$1.96
Diluted	$1.13	$0.70	$2.92	$1.89
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
    The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share for the periods presented because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021 (1)	2022	2021 (1)
Stock options and RSUs	292	36	379	320
Employee stock purchase plan	295	24	104	48
Total	587	60	483	368
(1) Prior periods have been adjusted to reflect the four-for-one stock split effected in the form of a stock dividend in November 2021.
8.    Income Taxes (in thousands, except percentages)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income before income taxes	$424,164	$234,640	$1,095,951	$663,591
Provision for income taxes	70,165	10,335	$170,594	62,032
Effective tax rate	16.5%	4.4%	15.6%	9.3%
    The increase in the effective tax rates in the three and nine months ended September 30, 2022, as compared to the same periods in 2021, was primarily due to a decrease in the proportion of tax benefits attributable to stock-based compensation versus total pre-tax income.
9.    Geographical Information
    We operate in one reportable segment. The following table represents revenue based on customers’ shipping addresses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Americas	$977,674	$557,814	$2,487,106	$1,573,835
Europe, Middle East and Africa	110,793	121,722	350,136	330,044
Asia-Pacific	88,334	69,161	268,516	219,699
Total revenue	$1,176,801	$748,697	$3,105,758	$2,123,578
    Long-lived assets, net, excluding intercompany receivables, investments in subsidiaries, privately-held equity investments and deferred tax assets, by location are summarized as follows (in thousands):

	September 30, 2022	December 31, 2021
United States	$76,578	$62,163
International	19,871	16,471
Total	$96,449	$78,634
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
    Historically, large purchases by a relatively limited number of end customers have accounted for a significant portion of our revenue. We have experienced unpredictability in the timing of orders from these large end customers primarily due to changes in demand patterns specific to these customers, the time it takes these end customers to evaluate, test, qualify and accept our products, and the overall complexity of these large orders. For example, sales to our end customers Microsoft and Meta Platforms in fiscal 2019 collectively represented 40% of our total revenue, whereas sales to our end customer Microsoft in fiscal 2020 and 2021 amounted to 21.5% and 15.0% of our revenues, respectively, with our end customer Meta Platforms representing less than 10% of our revenues in both fiscal 2020 and 2021. In addition, we have experienced and expect the collective revenue contribution from these same customers to return to more elevated levels during fiscal 2022 as they broadly adopt our newer 400 GbE and related networking products. This variability in customer concentration has been linked to the timing of new product deployments and spending cycles with these customers, and we expect continued variability in our customer concentration and timing of sales on a quarterly and annual basis. Furthermore, we typically provide pricing discounts to large end customers, which may result in lower margins for the period in which such sales occur.
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
Macroeconomic Update
    Global economic and business activities continue to face widespread macroeconomic uncertainties, including supply chain and labor shortages, inflation and monetary supply shifts, recession risks, the ongoing global coronavirus ("COVID-19") pandemic, and potential disruptions from the Russia-Ukraine conflict and U.S. trade war with China.
    Our manufacturing and supply chain operations continue to experience significant constraints, with component shortages, increased component and supply chain costs and delays broadly impacting the industry as a whole. We continue to work closely with our contract manufacturers and supply chain partners who have experienced delays in component sourcing, workforce disruptions and governmental restrictions on the production and export of their products. Although we have worked diligently to drive improvements in these areas, including funding additional working capital and incremental purchase commitments, these delays have negatively impacted our ability to supply products to our customers on a timely basis. We have extended our demand planning horizon, increased our purchase commitments and expect to continue to invest in working capital to address delays in component sourcing and the risk of future supply chain disruptions, but we cannot be certain that such delays or disruptions will not occur. In addition, inflation pressure in our supply chain and scarcity of some materials needed to build our products have increased our cost of revenue and have impacted, and may continue to negatively impact our gross margin. Our operating cash-flows have also been and may continue to be negatively impacted by increased component inventories on hand or at our contract manufacturers, awaiting supply of a limited number of scarce components necessary to build and ship the completed product. While overall demand remains strong across our customers base, we believe ongoing supply disruptions combined with other supply chain related constraints, could impact our ability to fulfill this increased demand and as a result could negatively impact our business in future periods. In addition, although our business has experienced limited disruption as a result of the Russia-Ukraine conflict, continued escalation of the conflict may negatively impact the global economy and our future operating results and financial condition.
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

Results of Operations
Three and Nine Months Ended September 30, 2022 Compared to Three and Nine Months Ended September 30, 2021
Revenue, Cost of Revenue and Gross Margin (in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change in		2022	2021	Change in
	$	$	$	%	$	$	$	%
Revenue
Product	$1,008,689	$604,160	$404,529	67.0%	$2,619,213	$1,709,772	$909,441	53.2%
Service	168,112	144,537	23,575	16.3	486,545	413,806	72,739	17.6
Total revenue	1,176,801	748,697	428,104	57.2	3,105,758	2,123,578	982,180	46.3
Cost of revenue
Product	432,569	243,342	189,227	77.8	1,102,012	687,554	414,458	60.3
Service	34,252	26,740	7,512	28.1	96,656	77,959	18,697	24.0
Total cost of revenue	466,821	270,082	196,739	72.8	1,198,668	765,513	433,155	56.6
Gross profit	$709,980	$478,615	$231,365	48.3%	$1,907,090	$1,358,065	$549,025	40.4%
Gross margin	60.3%	63.9%			61.4%	64.0%

Revenue by Geography (in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	% of Total	2021	% of Total	2022	% of Total	2021	% of Total
Americas	$977,674	83.1%	$557,814	74.5%	$2,487,106	80.1%	$1,573,835	74.2%
Europe, Middle East and Africa	110,793	9.4	121,722	16.3	350,136	11.3	330,044	15.5
Asia-Pacific	88,334	7.5	69,161	9.2	268,516	8.6	219,699	10.3
Total revenue	$1,176,801	100.0%	$748,697	100.0%	$3,105,758	100.0%	$2,123,578	100.0%
Revenue
    Product revenue primarily consists of sales of our switching and routing products, and related network applications. Service revenue is primarily derived from sales of PCS contracts, which are typically purchased in conjunction with our products, and subsequent renewals of those contracts. We expect our revenue may vary from period to period based on, among other things, the timing, size, and complexity of orders, especially with respect to our large end customers.
    Product revenue increased $404.5 million, or 67.0%, and $909.4 million, or 53.2%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. These increases reflect strong demand for our switching and routing platforms from across our customer base, including healthy contributions from our large cloud customers. Supply chain constraints continued to impact our revenue performance in these periods and while changes in product deferred revenue impacted the timing of revenue recognition on a quarterly basis, it was not a net contributor to revenue for the nine-month period ended September 30, 2022. In addition, service revenue increased $23.6 million, or 16.3%, and $72.7 million, or 17.6%, in the three and nine months ended September 30, 2022, compared to the same periods in 2021, as a result of continued growth in initial and renewal support contracts as our customer installed base has continued to expand. International revenues represented 16.9% and 19.9% of total revenues in the three and nine months ended September 30, 2022, respectively, decreasing from 25.5% and 25.8% for the same periods in the prior year, which was primarily driven by increased purchases from large global customers in our Americas region. We continued to experience competitive pricing pressure on our products and services.
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
    Cost of revenue increased $196.7 million, or 72.8%, and $433.2 million, or 56.6%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. These increases were primarily driven by a corresponding increase in product and service revenues, combined with an increase in material and logistics costs to mitigate supply chain constraints and to meet customer demand.
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
    Gross margin decreased from 63.9% to 60.3% for the three months ended September 30, 2022, and decreased from 64.0% to 61.4% for the nine months ended September 30, 2022, compared to the same periods in 2021. The decrease in each period was primarily driven by an increased proportion of our sales to larger end customers who generally receive larger discounts and, increased material and logistics costs to mitigate supply chain constraints, partly offset by the impact of fixed overhead costs on a higher revenue base.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change in		2022	2021	Change in
	$	$	$	%	$	$	$	%
Operating expenses:
Research and development	$187,807	$153,093	$34,714	22.7%	$537,971	$428,873	$109,098	25.4%
Sales and marketing	81,401	69,740	11,661	16.7	241,512	211,385	30,127	14.3
General and administrative	23,425	22,488	937	4.2	69,420	58,856	10,564	17.9
Total operating expenses	$292,633	$245,321	$47,312	19.3%	$848,903	$699,114	$149,789	21.4%
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
    Research and development expenses increased $34.7 million, or 22.7%, and $109.1 million, or 25.4%, in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The increases were primarily driven by an increase in personnel costs of $25.1 million and $50.5 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021 due to headcount growth. In addition, new product introduction costs increased by $5.5 million and $37.5 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021.
Sales and marketing
    Sales and marketing expenses consist primarily of personnel costs, marketing, trade shows, and other promotional activities, and an allocated portion of facility and IT costs. We expect our sales and marketing expenses to increase in absolute dollars as we continue to expand our sales and marketing efforts worldwide.
    Sales and marketing expenses increased $11.7 million, or 16.7%, and $30.1 million, or 14.3%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, which was primarily caused by increased personnel costs driven by headcount growth.

General and administrative
    General and administrative expenses consist primarily of personnel costs and professional services costs. General and administrative personnel costs include those for certain executive functions, as well as finance, human resources and legal functions. Our professional services costs are primarily related to external legal, accounting and tax services.
    General and administrative expenses increased $0.9 million, or 4.2%, and $10.6 million, or 17.9%, in the three and nine months ended September 30, 2022 compared to the same periods in 2021. The increase in the nine months ended September 30, 2022 included an increase in personnel costs, and increased legal and professional fees, primarily driven by acquisitions during the first half of 2022.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change in		2022	2021	Change in
	$	$	$	%	$	$	$	%
Other income (expense), net:
Interest income	$6,929	$1,636	$5,293	323.5%	$13,783	$5,553	$8,230	148.2%
Unrealized gain (loss) on equity investments	708	—	708	100.0	24,121	—	24,121	100.0
Other income (expense), net	(820)	(290)	(530)	182.8	(140)	(913)	773	(84.7)
Total other income (expense), net	$6,817	$1,346	$5,471	406.5%	$37,764	$4,640	$33,124	713.9%
    The movements in other income (expense), net, during the three and nine months ended September 30, 2022 as compared to the same periods in 2021 were driven by an increase in interest income due to higher interest rates. In addition, we had unrealized gains of $24.1 million in the nine months ended September 30, 2022 related to our equity investments.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change in		2022	2021	Change in
	$	$	$	%	$	$	$	%
Income before income taxes	$424,164	$234,640	$189,524	80.8%	$1,095,951	$663,591	$432,360	65.2%
Provision for income taxes	70,165	10,335	59,830	578.9%	170,594	62,032	108,562	175.0%
Effective tax rate	16.5%	4.4%			15.6%	9.3%
    The increase in the effective tax rates in the three and nine months ended September 30, 2022, as compared to the same periods in 2021, was primarily due to a decrease in the proportion of tax benefits attributable to stock-based compensation versus total pre-tax income.

Liquidity and Capital Resources
    Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of September 30, 2022, our total balance of cash, cash equivalents and marketable securities was approximately $3.0 billion, of which approximately $436.8 million was held outside the U.S. in our foreign subsidiaries.
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
Cash Flows (in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash provided by operating activities	$452,340	$790,620
Cash provided by (used in) investing activities	299,152	(861,363)
Cash used in financing activities	(649,939)	(189,980)
Effect of exchange rate changes	(6,090)	(1,513)
Net increase (decrease) in cash, cash equivalents and restricted cash	$95,463	$(262,236)
Cash Flows from Operating Activities
    During the nine months ended September 30, 2022, cash provided by operating activities was $452.3 million, primarily from net income of $925.4 million and non-cash adjustments to net income of $66.7 million driven by stock-based compensation and depreciation and amortization, and partly offset by a net increase of $539.7 million in working capital requirements. The increase in working capital requirements primarily consisted of a $449.8 million increase in inventory, $69.0 million increase in prepaid expenses and other current assets, and $17.9 million in other assets, which reflected increased inventory purchases and inventory deposits to contract manufacturers to mitigate supply chain constraints and meet customer demand. In addition, accounts receivable increased by $129.9 million due to increased product and service billings. These operating cash outflows were partially offset by a $73.5 million increase in accounts payable, and a $41.1 million increase in income tax payables.
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
Cash Flows from Investing Activities
    During the nine months ended September 30, 2022, cash provided by investing activities was $299.2 million, consisting of proceeds from sales and maturities of marketable securities of $1,464.6 million. These amounts were partially offset by purchases of available-for-sale securities of $973.5 million, and purchases of property and equipment of $34.2 million.
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

Cash Flows from Financing Activities
    During the nine months ended September 30, 2022, cash used in financing activities was $649.9 million, consisting of payments for repurchases of our common stock from the open market of $667.5 million, and employee taxes withheld and paid of $25.5 million upon vesting of restricted stock units, offset partially by proceeds from the issuance of common stock under employee equity incentive plans of $43.1 million.
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
Stock Repurchase Program
    In April 2019, our board of directors authorized a $1.0 billion stock repurchase program (the “Repurchase Program”). This authorization allowed us to repurchase shares of our common stock over three years and we completed our repurchases under the Repurchase Program during the fourth quarter of 2021. In the fourth quarter of 2021, our board of directors authorized an additional $1.0 billion stock repurchase program (the "New Repurchase Program"). This authorization allows us to repurchase shares of our common stock and will be funded from working capital. The New Repurchase Program commenced in the fourth quarter of 2021, and expires on the three-year anniversary thereof. The New Repurchase Program does not obligate us to acquire any of our common stock and may be suspended or discontinued by the company at any time without prior notice. During the quarter ended September 30, 2022, we repurchased a total of $47.6 million of our common stock. As of September 30, 2022, the remaining authorized amount for repurchases under the New Repurchase Program was $259.6 million. Refer to Note 6. Stockholders' Equity and Stock-Based Compensation of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of the Quarterly Report on Form 10-Q for further discussion.
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
    Our material cash requirements include the following contractual and other obligations:
    Leases
    We have operating lease arrangements for office space, data center, equipment and other corporate assets. As of September 30, 2022, we had lease payment obligations, net of immaterial sublease income, of $77.3 million, with $24.7 million payable within 12 months.
    Purchase Obligations
    Purchase obligations represent an estimate of all non-cancellable open purchase orders and contractual obligations, made either directly by Arista or by our contract manufacturers on our behalf, in the ordinary course of business for which we have not received the goods or services. As of September 30, 2022, we had $4.3 billion of such purchase obligations, of which $3.1 billion are expected to be received within 12 months, and $1.2 billion are expected to be received after one year. These open purchase orders are considered enforceable and legally binding, and while we may have some limited ability to reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services, this can only occur with the agreement of the related supplier.
    Accrued Income Taxes
    In connection with the Tax Cuts and Jobs Act of 2017("TCJA"), we recorded a federal income tax payable for transition tax on the mandatory deemed repatriation of foreign earnings that will be payable over an eight-year period. As of September 30, 2022, $6.3 million of long-term transition tax payable represents the remaining federal income tax payable due between one and three years. In addition to the long-term transition tax payable, as of September 30, 2022, we have recorded long-term tax liabilities of $75.8 million related to uncertain tax positions; however, we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.
    In addition, beginning in 2022, the TCJA eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to IRC Section 174. While there is the potential for legislation that would defer the capitalization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. Consequently, we estimate the incremental cash tax impact resulting from the new regulations to be approximately $188.0 million for the year, of which the liability for the first nine months of 2022 has been paid as of September 30, 2022; however, we do not anticipate any material change to our effective tax rate.
    Off-balance Sheet Arrangements
    As of September 30, 2022, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
    Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
    There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, that occurred during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have been and could continue to be subject to manufacturing disruptions and supply chain delays. This places significant pressure on supply chain management, manufacturing, inventory and quality control management, shipping and trade compliance. Consequently, this has hindered and may continue to hinder our ability to forecast component supply, manufacturing capacity and timing of inventory receipts. A significant interruption in these critical functions has resulted and could continue to result in delayed order fulfillment, which may adversely affect our business, financial condition, results of operations and prospects and result in a decline in the market price of our common stock.
Because some of the components in our products come from sole or limited sources of supply, we have increased our purchase commitments and are susceptible to supply shortages, extended lead times or supply changes, which could disrupt or delay our scheduled product deliveries to our end customers and may result in the loss of sales and end customers.
Our products rely on components, including merchant silicon chips, integrated circuit components, printed circuit boards, connectors, custom-tooled sheet metal and power supplies that we purchase or our contract manufacturers purchase on our behalf from a limited number of suppliers, including certain sole source providers. Generally, we do not have guaranteed supply contracts with our component suppliers, and our suppliers have suffered and could continue to suffer shortages, longer lead times, delay shipments, prioritize shipments to other vendors, decommit orders, increase prices or cease manufacturing such products or selling them to us at any time. Supply of these components world-wide are being adversely affected by the COVID-19 pandemic as well as industry consolidation and geopolitical conditions such as international trade wars like the U.S. trade war with China, Russia-Ukraine conflict and increased political tensions in Russia, Europe or Asia. Such shortages, increased component lead times, reduced allocations of components and decommitments of orders have resulted in and may continue to result in increased component prices, fewer sourcing options, unpredictability of supply, prolonged manufacturing disruptions and increased product lead times. In the past, we have also experienced shortages in inventory for dynamic random access memory integrated circuits, semiconductors and delayed releases of the next generation of chipset, which delayed our production and/or the release of our new products.
Although we have increased our purchase commitments to support long-term customer demand, if we are unable to obtain sufficient quantities of any of these components on commercially reasonable terms or in a timely manner, or if we are unable to obtain alternative sources for these components, shipments of our products could be delayed or halted entirely or we may be required to redesign our products. Any of these events could result in a cancellation of orders, lost sales, reduced gross margins or damage to our end customer relationships, which would adversely impact our business, financial condition, results of operations and prospects. Additionally, if our suppliers do not meet their commitments or actual demand does not directly match with our demand forecasts, it could result in excess or obsolete inventory, which we would be required to write down to its estimated realizable value, which in turn could result in lower gross margins. Our operating cash flows have also been and may continue to be negatively impacted by increased component inventories on hand or at our contract manufacturers, awaiting supply of a limited number of scarce components necessary to build and ship the completed product.
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
Adverse economic conditions, continuing uncertain economic conditions or reduced information technology and network infrastructure spending may adversely affect our business, financial condition, results of operations and prospects.
Our business depends on the overall demand for information technology, network connectivity and access to data and applications. Weak domestic or global economic conditions and continuing economic uncertainty, fear or anticipation of such conditions, a recession, international trade disputes, global pandemics, or a reduction in information technology and network infrastructure spending even if economic conditions improve, could adversely affect our business, financial condition, results of operations and prospects in a number of ways, including longer sales cycles, lower prices for our products and services, higher default rates among our distributors, reduced unit sales and lower or no growth. For example, the global macroeconomic environment could be negatively affected by, among other things, epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes between the U.S., China and other countries, inflationary pressures, higher interest rates, instability in the global credit markets, the impact and uncertainty regarding global central bank monetary policy, instability in the geopolitical environment, the Russia-Ukraine conflict, political tensions between Taiwan and China, political demonstrations, and foreign governmental debt concerns. Such challenges have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets.
In addition, business disruptions and supply chain and manufacturing disruptions may result in customers delaying or canceling capital expenditures on information technology and network infrastructure, which may affect the overall demand for our products. End customers may also be placing orders in advance of demand to ensure supply. Continuing or worsening economic instability could result in a cancellation of such orders or otherwise adversely affect spending for IT, network infrastructure, systems and tools, and limit our ability to forecast future demand for our products, which could reduce expected revenues or result in a write-down of excess or obsolete inventory. A downturn or a recession may also significantly affect financing markets, the availability of capital and the terms and conditions of financing arrangements, including the overall cost of financing as well as the financial health or creditworthiness of our end customers. Circumstances may arise in which we need, or desire, to raise additional capital, and such capital may not be available on commercially reasonable terms, or at all.
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
Moreover, because our sales are based primarily on purchase orders, our customers may cancel, delay, reduce or otherwise modify their purchase commitments with little or no notice to us. For example, due to manufacturing and supply chain disruptions and increased product lead times, end customers may be placing orders in advance of demand to ensure supply. End customers may decide to delay or cancel such orders for any reason including if economic conditions worsen. This limited visibility regarding our end customers’ product needs, the timing and quantity of which could vary significantly, requires us to rely on estimated demand forecasts to determine how much material to purchase and product to manufacture. Our failure to accurately forecast demand can lead to product shortages which could lead to delays in fulfilling current and future purchase orders that can impede production by our customers and harm our customer relationships. And, in the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to mitigate the effect of the lost revenue on our business, and in addition, could incur increased excess and obsolete inventory charges, all of which could materially affect our operating results.
We may be unable to sustain or increase our revenue from our large end customers, grow revenues with new or other existing end customers at the rate we anticipate or at all, or offset the decline or discontinuation of concentrated purchases by our larger end customers with purchases by new or existing end customers. These customers could choose to divert all or a portion of their business with us to one of our competitors, re-assign spending allocations, increase their adoption of "white box" solutions and open source network operating systems, demand pricing concessions for our services, require us to provide enhanced services that increase our costs, or reduce their spending levels. If these factors drove some of our large customers to cancel all or a portion of their business relationships with us, the growth in our business and the ability to meet our current and long-term financial forecasts may be materially impacted. We expect that such concentrated purchases will continue to contribute materially to our revenue for the foreseeable future and that our results of operations may fluctuate materially as a result of such larger end customers’ buying patterns. In addition, we may see consolidation of our customer base, such as among Internet companies and cloud service providers, which could result in loss of end customers. The loss of such end customers, or a significant delay or reduction in their purchases, including reductions or delays due to customer departures from recent buying patterns, or an unfavorable change in competitive conditions could materially harm our business, financial condition, results of operations and prospects.
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
We have made substantial investments to develop new products and services and enhancements to existing products through our acquisitions and internal research and development efforts to expand our product offerings and maintain our revenue growth. If we are unable to anticipate technological changes in our industry by introducing new or enhanced products and services in a timely and cost-effective manner or if we fail to introduce products and services that meet market demand, we may lose our competitive position, our products may become obsolete, and our business, financial condition or results of operations could be adversely affected. For example, as we introduce our 400 GbE and 800 GbE products, our ability to continue to maintain our competitive position with our customers will depend on our ability to deliver these new products in a timely manner and our customers' acceptance of these products. In addition, the evaluation, testing and qualification of our new products by our customers may be lengthy and may require contractual acceptance clauses, which could delay our revenue recognition and impact our revenue and deferred revenue balances.
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
Our revenue growth rates in previous periods may not be indicative of our future performance. We have experienced annual revenue growth rates of 27.2%, -3.9%, 12.1%, and 30.7% in 2021, 2020, 2019, and 2018, respectively. In the future, our revenue growth rates may continue to be volatile as we become more penetrated in our existing customer base and product markets, and as we look to enter and expand into new markets. In addition, given the current uncertain supply chain environment and industry wide supply constraints, we have experienced and could continue to experience manufacturing and shipment delays, which have and could continue to impact the timing of revenue recognition. These disruptions, if unresolved, could also result in the cancellation of orders by customers, reduced demand from existing customers in future periods, and increased difficulty in adding new customers. Other factors may also contribute to declines in our growth rates, including changes in demand for our products and services, particularly from our large end customers, changes in capital spending by our large end customers, increased competition, price sensitivities from our customers to increases in our pricing, our ability to successfully manage our expansion or continue to capitalize on growth opportunities, the maturation of our business, the Russia-Ukraine conflict, a potential global economic downturn or recession, and other general economic and international trade conditions, and our ability to be successful in adjacent markets, such as campus switching, WiFi networking markets and network security markets. For example, we have experienced volatility in demand from certain of our large end customers. Overall demand from larger customers may decline in future periods, which would impact our future revenue growth. You should not rely on our revenue for any prior quarterly or annual period as an indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected and our stock price could be volatile.
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
•general economic conditions, both domestically and in foreign markets, and disruptions in our business and the markets due to, among other things, recessionary risks and a global economic downturn, higher interest rates, monetary policy shifts, inflationary pressures, supply chain and labor shortages, the ongoing COVID-19 pandemic, potential disruptions from the Russia-Ukraine conflict, political tensions between Taiwan and China and international trade wars involving the U.S. and China and other countries;
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
We expect our gross margins to vary over time and the gross margins we have achieved in recent years may not be sustainable and may be adversely affected in the future by numerous factors, including but not limited to the mix of sales to large end customers who generally receive lower pricing, increases in component, production and logistics costs including as a result of global inflationary pressures and shortages in supply for semiconductors and other components, geographic or product mix, increased price competition, introduction of new products and new business models including the sale and delivery of more software and subscription solutions, entry into new markets or growth in lower margin markets, entry in markets with different pricing and cost structures, pricing discounts given to customers, costs associated with defending intellectual property infringement and other claims and the potential outcomes of such disputes, higher levels of excess or obsolete inventory and inventory holding charges as a result of extended demand planning horizons due to industry-wide supply shortage, changes in shipment volumes, the timing of revenue recognition and revenue deferrals, increased costs arising from tariffs, increased costs arising from epidemics, changes in distribution channels, increased warranty costs, and our ability to execute our operating plans. In addition, inflationary pressures and shortages have increased and we expect will continue to increase costs for certain materials, components, supplies and services. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in this risk factors section could be heightened. We determine our operating expenses largely on the basis of anticipated revenues and a high percentage of our expenses are fixed in the short and medium term. As a result, a failure or delay in generating or recognizing revenue could cause significant variations in our operating results and operating margin from quarter to quarter. Failure to sustain or improve our gross margins reduces our profitability and may have a material adverse effect on our business and stock price.
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
As part of our business strategy, we have made and could continue to make investments in complementary companies, products or technologies which could involve licenses, additional channels of distribution, discount pricing or investments in or acquisitions of other companies. For example, we completed the acquisition of Pluribus Networks in June 2022 which required management to focus efforts on integrating Pluribus Networks with the company. We may not be able to find suitable investment or acquisition candidates and we may not be able to complete such investments or acquisitions on favorable terms, if at all. If we do complete investments or acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any investments or acquisitions we complete could be viewed negatively by our end customers, investors and securities analysts. Through acquisitions, we continue to expand into new markets and new market segments and we may experience challenges in entering into new market segments for which we have not previously manufactured and sold products, including facing exposure to new market risks, difficulty achieving expected business results due to a lack of experience in new markets, products or technologies or the initial dependence on unfamiliar distribution partners or vendors.
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
Our large end customers generally require more favorable terms and conditions from their vendors and may request price concessions. As we seek to sell more products to these end customers, we may be required to agree to terms and conditions that may have an adverse effect on our business or ability to recognize revenue.

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
The sales prices for our products and services may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of products and services, the introduction of new products and services by us or by our competitors including the adoption of “white box” solutions, promotional programs, product and related warranty costs or broader macroeconomic factors. In addition, we have provided, and plan to continue to in the future provide, pricing discounts to large end customers, which may result in lower margins for the period in which such sales occur. Our gross margins may also fluctuate as a result of the timing of such sales to large end customers.
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
In order to reduce manufacturing lead times and plan for adequate component supply, we have issued and expect to continue to issue purchase orders for components and products that are non-cancellable and non-returnable, including purchase commitments for semiconductors as disclosed in Note 5. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. As a result of supply disruptions, we have extended our demand planning horizon and increased our purchase commitments for components and products in order to support long-term customer demand. There is however no guarantee that suppliers will meet their commitments or that actual customer demand will directly match our demand forecasts. We establish a liability for non-cancellable, non-returnable purchase commitments with our component inventory suppliers for quantities in excess of our demand forecasts, or for products that are considered obsolete. In addition, we establish a liability and reimburse our contract manufacturer for component inventory purchased on our behalf that has been rendered excess or obsolete due to manufacturing and engineering change orders, or in cases where inventory levels greatly exceed our demand forecasts. Our non-cancellable commitments and the cash deposits to secure our purchases to our contract manufacturers are disclosed in Note 5. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. If we ultimately determine that we have excess inventory or obsolete inventory, we may have to reduce our prices and write down inventory to its estimated realizable value, which in turn could result in lower gross margins. If we are unable to effectively manage our supply and inventory, our business, financial condition, results of operations and prospects could be adversely affected.
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
There is currently significant uncertainty about the future relationship between the United States, and various other countries, most significantly China, with respect to trade policies, treaties, tariffs and taxes. In 2018, the Office of the U.S. Trade Representative (the “USTR”) enacted various tariffs of 7.5%, 10%, 15% and 25% on imports into the U.S. from China, including communications equipment products and components manufactured and imported from China. Since then, China has retaliated through various trade related measures including imposing tariffs on imports into China from the United States.
Additionally, the U.S. government recently announced new controls restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, and supercomputing to China without an export license. These new controls also apply to certain hardware containing these specified integrated circuits. Additionally, the U.S. government informed certain suppliers of integrated circuits (“ICs") that some of their ICs cannot be exported to China without a license. In many cases, these licenses are subject to a policy of denial and will not be issued. Other foreign governments may in turn impose similar or more restrictive controls. The U.S. government also recently added additional entities in China to restricted party lists impacting the ability of U.S. companies to provide items to these entities. These controls may impact our ability to export certain products to China and restrict our ability to use certain ICs in our products. It also is possible that the Chinese government will retaliate in ways that could impact our business. Additionally, these restrictions could disrupt the ability of China to produce semiconductors and other electronics and impact our ability to source components from China. These restrictions could impact the cost of components or inputs used to produce our products. If we are unable to obtain components or component prices increase significantly, it may negatively impact our ability to sell products to customers, which could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.
As well, due to concerns with the security of products and services from certain telecommunications and video providers based in China, U.S. Congress has enacted bans on the use of certain Chinese-origin components or systems either in items sold to the U.S. government or in the internal networks of government contractors and subcontractors (even if those networks are not used for government-related projects). Further, the Chinese government has responded to these U.S. actions by indicating its intention to develop an unreliable entity list, which may limit the ability of companies on the list to engage in business with Chinese customers.
If tariffs, trade restrictions, or trade barriers remain in place or if new tariffs, trade restrictions, or trade barriers are placed on products such as ours by U.S. or foreign governments, especially China, our costs may increase. We believe we can adjust our supply chain and manufacturing practices to minimize the impact of the tariffs and any impact on the supply chain of components sourced in China, but our efforts may not be successful, there can be no assurance that we will not experience a disruption in our business related to these or other changes in trade practices and the process of changing suppliers in order to mitigate any such tariff costs could be complicated, time-consuming, and costly.
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
In June 2022, the import restrictions contained in the Uyghur Forced Labor Prevention Act ("UFLPA") became effective. The UFLPA creates a rebuttable presumption that any goods mined, produced or manufactured, wholly or in part in the Xinjiang Uyghur Autonomous Region (“XUAR”) of China, or produced by a listed entity, were made with forced labor and would therefore not be entitled to entry at any U.S. port. Importers are required to present clear and convincing evidence that such goods are not made with forced labor. While we do not source items from the XUAR or from listed parties, and we have increased our supply chain diligence, there is risk that our ability to import components and products may be adversely affected by the UFLPA.
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
Tax laws are dynamic and subject to change. Changes in tax laws and regulations and interpretations of such laws and regulations, including taxation of earnings outside of the U.S. may have adverse effects on our operating results and could impact the tax treatment of our earnings and cash and cash equivalent balances we currently maintain. Furthermore, due to shifting economic and political conditions, tax policies or rates in various jurisdictions, including the United States, may be subject to significant change. For example, in 2022, the United States passed the Inflation Reduction Act, which made a number of changes to the Internal Revenue Code, including adding a 1% excise tax on stock buybacks by publicly-traded corporations and a 15% corporate minimum tax on adjusted financial statement income of certain large companies. The impact of these provisions on our effective tax rate will also depend on additional guidance to be issued by the Treasury Secretary. We are currently evaluating the impact of these provisions on our effective tax rate. While we do not anticipate any adverse impacts to our effective tax rate, we cannot provide any assurances that these provisions will not adversely impact our effective tax rate. Further, beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to IRC Section 174. While there is the potential for legislation that would defer the capitalization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. If the requirement is not modified, our cash tax liability will likely increase in 2022; however, we do not anticipate any material change to our effective tax rate. In addition, several countries, including the United States and Ireland as well as the Organization for Economic Cooperation and Development have reached agreement on a global minimum tax initiative. Many countries are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business.
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
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws (including new laws related to climate change), consumer protection laws, privacy, data protection, anti-bribery laws such as the U.S. Foreign Corrupt Practices Act, import/export controls, conflict minerals, federal securities laws and tax laws and regulations. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation.
In addition, in certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. For example, the EU has implemented the General Data Protection Regulation (“GDPR”). The GDPR provides for substantial obligations relating to the handling, storage and other processing of data relating to individuals and administrative fines for violations, which can be up four percent of the previous year’s annual revenue or €20 million, whichever is higher. We have relied on the E.U.-U.S. and Swiss-U.S. Privacy Shield programs, and the use of standard contractual clauses approved by the European Commission ("SCC"), to legitimize these transfers. Both the E.U.-U.S. Privacy Shield and the SCCs have been subject to legal challenge. We continue to analyze the July 2020 “Schrems II” decision by the Court of Justice of the E.U. ("CJEU") and its impact on our data transfer mechanisms as well as subsequent guidance from data privacy regulators and new SCCs published by the European Commission in June 2021. The effects of the CJEU's decision and related developments relating to cross-border data transfer are uncertain and difficult to predict. Among other effects, we may experience additional costs associated with increased compliance burdens and new contract negotiations with third parties that aid in processing data on our behalf. We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of residents of the European Economic Area (“EEA”). The regulatory environment applicable to the handling of EEA residents’ personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results, and financial condition. Further, the UK has implemented legislation that substantially provides for the GDPR, which provides for fines of up to the greater of 17.5 million British Pounds or four percent of the previous year’s annual revenue, whichever is higher. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear following the UK’s exit from the EU, including with respect to regulation of data transfers between EU member states and the UK.
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
Our products may be subject to various export controls and because we incorporate encryption technology into certain of our products, certain of our products may be exported from various countries only with the required export license or through an export license exception. If we were to fail to comply with the applicable export control laws, customs regulations, economic sanctions or other applicable laws, we could be subject to monetary damages or the imposition of restrictions which could be material to our business, operating results and prospects and could also harm our reputation. Further, there could be criminal penalties for knowing or willful violations, including incarceration for culpable employees and managers. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, certain export control and economic sanctions laws prohibit the shipment of certain products, technology, software and services to embargoed countries and sanctioned governments, entities, and persons. For example, in addition to controls imposed on China discussed above, following Russia’s invasion of Ukraine, the United States and other countries imposed certain economic sanctions and severe export control restrictions against Russia and Belarus as well as certain Russian nationals which required us, in many cases, to terminate business relationships in those countries. These sanctions and restrictions have continued to increase as the conflict has further escalated, and the United States and other countries could impose wider sanctions and export restrictions and take other actions in the future that could further impact our business. Even though we take precautions to ensure that we and our channel partners comply with all relevant regulations, any failure by us or our channel partners to comply with such regulations could have negative consequences, including reputational harm, government investigations and penalties. In addition, economic sanctions that are vague and not subject to guidance by regulators lead to heightened compliance risk.
Although we have developed procedures and controls to comply with export control and other applicable laws, historically, we have had some instances where we inadvertently have not fully complied with certain export control laws, but we made disclosures to, and implemented corrective actions with, the appropriate government agencies.

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
The trading price of our common stock has historically been and is likely to continue to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include, but are not limited to, forward-looking statements related to future revenue, gross margins and earnings per share, changes or decreases in our growth rate, manufacturing, supply or distribution shortages or constraints, ratings changes by securities analysts, actual or anticipated announcements of new products by our company or our competitors, litigation, actual or anticipated changes or fluctuations in our results of operations, regulatory developments, repurchases of our common stock, departures of key executives, the financial results or financial projections of our large customers, major catastrophic events, macroeconomic factors including inflation and interest rate fluctuations and other broad market and industry fluctuations.
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
Our directors, executive officers and each of our stockholders who own greater than 10% of our outstanding common stock together with their affiliates, in the aggregate, beneficially own approximately 19.0% of the outstanding shares of our common stock, based on shares outstanding as of September 30, 2022. As a result, these stockholders, if acting together, could exercise a significant level of influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
In April 2019, our board of directors authorized a $1.0 billion stock repurchase program (the “Repurchase Program”). This authorization allowed us to repurchase shares of our common stock over three years and we completed our repurchases under the Repurchase Program during the fourth quarter of 2021. In the fourth quarter of 2021, our board of directors authorized an additional $1.0 billion stock repurchase program (the “New Repurchase Program”). This authorization allows us to repurchase shares of our common stock and will be funded from working capital. Repurchases may be made at management's discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The New

Repurchase Program commenced in the fourth quarter of 2021, and expires on the three-year anniversary thereof. The New Repurchase Program does not obligate us to acquire any of our common stock and may be suspended or discontinued by the company at any time without prior notice. Our repurchases for the three months ended September 30, 2022 are disclosed as below (in thousands, except per share amounts). For our repurchase activities made during the nine months ended September 30, 2022, please refer to Note 6. Stockholders' Equity and Stock-Based Compensation of the Notes to Consolidated Financial Statements included in Part I, Item 1, of the Quarterly Report on Form 10-Q.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
July 1, 2022 - July 31, 2022	296	$93.16	296	$279,572
August 1, 2022 - August 31, 2022	—	—	—	279,572
September 1, 2022 - September 30, 2022	183	109.31	183	259,570
	479		479
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	From	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of Arista Networks, Inc. dated October 20, 2022	8-K	001-36468	3.1	10/25/2022
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)
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

Arista Networks, Inc.
(Registrant)

Date:	October 31, 2022	By:	/s/ JAYSHREE ULLAL
Jayshree Ullal
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	October 31, 2022	By:	/s/ ITA BRENNAN
Ita Brennan
Chief Financial Officer
(Principal Accounting and Financial Officer)