Form 10-K
period 2022-12-31
Arista Networks, Inc.
filed 2023-02-14
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $23,073,707,198 as of June 30, 2022 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing price of the registrant’s common stock on the New York Stock Exchange on such date. Shares held by persons who may be deemed affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
On February 8, 2023, 306,395,384 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of December 31, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•our ability to expand our leadership position in the networking industry and to develop new products and expand our business into new markets such as the campus workspace, enterprise data center and security markets;
•our ability to satisfy the requirements for networking solutions and to successfully anticipate technological shifts and market needs, innovate new products, rapidly develop new features and applications, and bring them to market in a timely manner;
•our ability to fulfill our end customers’ orders despite supply chain delays, access to key commodities or technologies or geopolitical events that impact our manufacturers or their suppliers such as the recent U.S. trade wars or the impact of the global coronavirus ("COVID-19") pandemic;
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
•the growth and buying patterns of our large end customers in which large bulk purchases may or may not occur in certain quarters or may be deferred into future quarters or cancelled due to adjustments in their capital expenditure forecasts;
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
•our ability to scale our operational and manufacturing capacity;
•our plans to invest in our research and development;
•our ability to timely and effectively scale and adapt our existing technology;
•the benefits realized by our customers in their use of our products and services including lower total cost of ownership;
•our ability to detect breaches of our cybersecurity systems or other security breaches;
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
•global economic and political conditions that introduce instability into the U.S. and other economies;
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

PART I
Item 1. Business
Arista Networks is an industry leader in data-driven, client-to-cloud networking for next-generation data center and campus workspace environments. Starting from the beginning, Arista set out to differentiate our architecture in two ways – uncompromising quality and operational efficiency built on an advanced networking operating system, Arista’s Extensible Operating System (“EOS”). EOS, combined with a set of network applications and ethernet switching and routing platforms using merchant silicon, provides improved price/performance and time to market, delivering a cloud networking solution with high performance scale and availability, and enabling network automation, visibility, and security.
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
In 2020, we completed the acquisition of Big Switch Networks, a pioneer in network monitoring software and Awake Security, an Artificial Intelligence (AI)-driven network detection and response (NDR) company. We believe the integration of these capabilities with our network-wide, data-based visibility and telemetry offerings delivers the next generation of operationally efficient network security and visibility solutions.
In 2022, we completed the acquisitions of Untangle Incorporated, a security asset for edge threat management for integration into our Cognitive Unified Edge (CUE) commercial and branch offering. We also completed the acquisition of Pluribus Networks, a pioneer in unified cloud fabric networking, for integration into Arista’s Unified Cloud Fabric (UCF).
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
Since we began shipping our products, we have grown rapidly, and, according to market research, we have achieved the second largest market share in data center Ethernet switch ports and revenue. We have been profitable and cash flow positive for each year since 2010.
Our Market Opportunity
We sell our products through both our direct sales force and channel partners, and compete primarily in the high-speed data center switching market for 10 Gigabit Ethernet and above, excluding blade switches. We added advanced routing capabilities to our R-Series switches, which in addition to switching address the Data Center Interconnect (DCI) market, cloud-grade routing, next-generation network edge and wide area networking routing market. We also compete in the enterprise campus market for 1 Gigabit Ethernet switching and above and in the cloud-managed wireless networking market. In addition, we participate in the Network Monitoring and Network Detection and Response security markets.
We believe that client-to-cloud networking represents a fundamental shift from traditional legacy network architectures. As organizations of all sizes have moved workloads to the cloud, spending on cloud and next-generation data centers has increased rapidly, while traditional legacy IT spending has grown more slowly.
Our Customers
As of December 31, 2022, we had delivered our cloud networking solutions to over 9,000 end customers worldwide. Our end customers span a range of industries and include large internet companies, service providers, financial services organizations, government agencies, media and entertainment companies, telecommunication service providers and other cloud service providers.     Purchases by both Microsoft and Meta Platforms accounted for more than 10% of our total revenue for the years ended December 31, 2022 and purchases by Microsoft accounted for more than 10% of our total revenue for the years ended December 31, 2021 and 2020 .
Cloud Networking and Market Drivers
Digital transformation is fundamentally changing the way IT infrastructure is built and how applications are delivered from a cloud environment. In cloud computing, applications are distributed across thousands of servers. These servers are interconnected by high-speed networking switches to form a pool of resources that allows applications to be rapidly deployed and cost-effectively updated. Cloud computing enables ubiquitous and on-demand network access to these applications from internet-connected devices including personal computers, tablets, Internet of Things (IoT) devices, and smartphones.

Nearly all consumer applications today are delivered as cloud services, which was originated by internet leaders like Amazon, Google, Meta Platforms and Microsoft. These internet leaders pioneered the development of large-scale cloud data centers in order to meet the growing demands of their users, including business customers. Enterprise applications are rapidly moving to the cloud as cloud services are easier and more cost effective to deploy, scale and operate than traditional applications. Enterprises and service providers around the world are adopting cloud computing technologies in order to achieve similar performance, operational efficiencies and cost reductions.
The aggregate network bandwidth in the cloud can be orders of magnitude higher than typical legacy data center networks. Therefore, the networks in such cloud environments must be architected and built in a new way. We refer to these next-generation data center networks as cloud networks. Cloud networks must deliver high capacity, high availability and predictable performance, and must be programmable to allow integration with third-party applications for network management, automation, orchestration, and network services. The expansion of AI computing and distributed applications is further pushing the envelope of predictable scale and performance in the network. A common characteristic of these AI workloads is that they are both data and compute-intensive. A typical AI workload involves large sparse matrix computations, distributed across hundreds or thousands of processors (CPU, GPU, TPU, etc.) with intense computations for a period of time and requires a high-bandwidth, scalable, lossless network in order to service these workloads.

Examples of key secular trends driving network transformation are illustrated below:

DIGITAL TRANSFORMATION
STREAMING MEDIA
SECURE ACCESS SERVICE EDGE
REMOTE WORK
CloudVision
ARISTA
AVA
EVPN
VXLAN
MACsec
NetDL
State
ECMP
DMF
CLI
State Streaming
eAPI
Linux Kernel
AI-Based
AVA
IOT/xOT
5G & AI/ML
CLOUD

Limitations of Traditional Enterprise Data Center and Campus Networks
We believe that cloud networks and legacy networks are fundamentally different. In a traditional data center, specific applications are installed on a small number of servers and most network traffic is server-to-client, or “north-south” traffic, which results in perhaps a few terabits/second of aggregate network bandwidth. In the cloud, most network traffic is server-to-server, or “east-west” traffic. The aggregate network bandwidth in the cloud can exceed 1 petabit/second, orders of magnitude higher than that of typical legacy data center networks. Increasingly more complex and sophisticated use cases such as AI clusters are further pushing the boundaries of cloud networking bandwidth and capacity demands.
These large scale cloud networks require much higher network availability since network outages in the cloud are costly to customers. Traditional network switches have evolved, and the features and capabilities of their operating system have expanded over many years without addressing the structural deficiencies of their underlying software architectures, making it difficult to achieve the required level of reliability.
Some networking vendors have built products that use proprietary protocols to address the scaling needs of next-generation data centers. However, proprietary protocols are generally disfavored by cloud customers and cloud service providers because they create vendor lock-in and discourage vendor multi-sourcing.
Legacy enterprise networks are generally not programmable and, as a result, are extremely difficult to integrate with third-party applications for network management, automation, orchestration and network services. This lack of integration forces customers to continue to rely on time consuming, manual box-by-box configuration and processes that can be error-prone and cost-prohibitive.
Traditional enterprise wired and wireless campus networks must cope with an ever-increasing number of endpoint IoT devices and remote work locations requiring users to be connected from anywhere. Campus administrators have sought to address the resulting increased network complexities and bottlenecks through the adoption of a myriad of platforms, operating systems, proprietary features and network management tools. Coupled with the explosive growth of IoT and the requirement for remote workloads, the operational costs of managing these complexities have become prohibitive.

Our Data-Driven Cloud Networking Solutions
The core of our platform is an advanced network operating system, Arista's EOS, which was designed from the ground up to be open, programmable, modular and reliable. The programmability of EOS has allowed us to expand our software applications to address the ever-increasing demands of cloud networking, including data-driven workflow automation, network visibility, analytics and network detection and response, and has allowed rapid integration with a wide range of third-party applications for virtualization, management, automation, orchestration and network services.
An overview of our cloud networking solutions is shown below:

Arista CloudVision®
CloudVision
Network Automation Simplicity
Complete Network Telemetry
Technology Partner Centric
One Network Automation Platform
Arista Extensible Operating System (EOS®)
EOS
Trusted by 9000+ Customers
Highest Quality Network Operating System
Complete Switch & Router Capabilities
Full Programmability
One Network Operating System
Edge
IoT
WAN
Campus Network
Data Center
Cloud Native
Dev
Ops
Private Cloud
Public Cloud
aws
Azure
For All Places In the Cloud (PICs)
Full Packet Capture & Autonomous Detection
Arista NDR - AI Enabled Threat Hunting
DMF – DANZ Monitoring Fabric
Service
Analytics
Recorder
Our Mission
Best cognitive cloud networking for private, public and hybrid cloud-first principles

The key benefits of our cloud networking solutions are as follows:
Capacity, Performance and Scalability
Our data-driven cloud networking platform enables data center networks to scale to hundreds of thousands of physical servers and millions of virtual machines with the least number of switching tiers. We achieve this by leveraging standard protocols, non-blocking switch architectures and EOS to meet the scale requirements of cloud computing, including AI workloads. We have used active-active Layer 2 and Layer 3 network topologies to enable customers to build extremely large and resilient networks.
High Availability
Our highly modular EOS software architecture was designed to be fault-isolating and self-healing in order to deliver higher availability compared to legacy network operating systems. In addition, customers can non-disruptively upgrade switches running in the network using Arista’s Smart System Upgrade ("SSU") application, without interrupting the network service.
Open and Programmable
EOS is built from the ground up using an open Linux microservices architecture, with publish and subscribe state sharing at its core, and open Application Programming Interfaces (APIs) for reliability and extensibility. We offer multiple types of extensibility for EOS that provide granular control and management, including our eAPI, OpenConfig, NetDL Streaming, CloudVision Studios and our EOS SDK. These programmability options are imperative to enable automation and customization of our Cloud Networking platforms.
Workflow Automation
Our EOS software enables enterprises to provision networking resources in minutes with no manual intervention through our Zero Touch Provisioning (ZTP). EOS also natively supports Ansible, CFEngine, Chef, Puppet, virtual network orchestration applications and third-party management tools. Our CloudVision is a network-wide approach for workload orchestration and automation that delivers a turnkey solution for enterprises looking to modernize their networks and move to cloud-class automation and operation without significant internal development. In addition, we deliver continuous testing, version control and change management services through our Continuous Integration (CI) pipeline.
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
Security
We focus on securing the network through features native to EOS, such as segmentation, as well as Network Detection and Response (NDR). Our NDR is an advanced solution that delivers answers, not alerts. By combining AI with human expertise, Arista NDR autonomously hunts for both insider and external attacker behaviors, while providing triage, digital forensics and incident response across the entire network — campus workspace, data center, IoT, operational technology (OT) and cloud networks.
Lower Total Cost of Ownership
Our cloud networking platform offers architectural and system advantages that provide our customers with cost-effective and highly available cloud networking solutions. We believe our programmable, scalable leaf-spine architectures, combined with our applications, significantly reduce networking costs when compared to legacy network designs, enabling faster time to service and improved availability. Our automation tools reduce the operational costs of provisioning, managing and monitoring a data center network and speed up service delivery. Our tools provide visibility into complex network environments without the need for additional data collection equipment.
Cognitive Campus Workspace
Our solutions extend the principles of cognitive cloud computing to campus networks, with the intent of disrupting the wasteful, oversubscribed legacy three-tier architecture of access-aggregation-core. The recent IoT-related expansion of devices to more disparate locations and functions has significantly increased the complexity and importance of campus networks. We are addressing these campus trends by leveraging our single-image EOS extended across wired and wireless workspaces, data center, routing and multi-cloud to drive consistent cognitive controls and analytics for the network end-to-end.
Using this cloud-based approach reduces operational costs by incorporating a network that is a seamless end-to-end solution rather than silos of different places in the network. Our cognitive campus workspace is a data-driven model coupled with a unified dashboard for wired/wireless edge for next generation zero touch campus deployments. Together, with zero trust security, the cognitive campus drives multifaceted visibility for IoT and OT applications.
Our Cognitive Campus Networking solutions are based on three principles:
Universal Cloud Network - We offer our Universal Cloud Network as an alternative to brittle, proprietary solutions from legacy vendors. Our Universal Cloud Network is an open, standards-based design focusing on data-driven control principles. Our collapsed Spline™ approach consolidates traditional campus core and aggregation layers into a simple single tier with high availability.

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
Our Competitive Strengths
We believe the following strengths will allow us to maintain and extend our technology leadership position in data-driven cloud networking and next-generation data center and campus workspace Ethernet products:
•Purpose-Built Cloud Networking Platform. We have developed a highly scalable cloud networking platform that uses software to address the needs of large-scale cloud companies, cloud service providers, and large enterprises including financial services organizations, government agencies and media and entertainment companies, including AI, virtualization, big data and low-latency applications. As a result, our cloud networking platform does not have the inherent limitations of legacy network architectures.
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
•Rapid Development of New Features and Applications. Our highly modular EOS software has allowed us to rapidly deliver new features and applications while preserving the structural integrity and quality of our network operating system. We believe our ability to deliver new features and capabilities more quickly than legacy switch/router operators provides us with a strategic advantage given that the requirements in cloud and next-generation data center and campus networking continue to evolve rapidly.
•Deep Understanding of Customer Requirements. We have developed close working partnerships with many of our largest customers that provide us with insights about their needs and future requirements. This has allowed us to develop and deliver products to market that meet customer demands and expectations as well as to rapidly grow sales to existing customers.
•Strong Management and Engineering Team with Significant Data Center Networking Expertise. Our management and engineering team consists of networking veterans with extensive data center and campus networking expertise. Our President and Chief Executive Officer, Jayshree Ullal, has over 30 years of networking expertise from silicon to systems companies. Andy Bechtolsheim, our Founder and Chief Development Officer, was previously a founder and chief system architect at Sun Microsystems. Kenneth Duda, our Founder and Chief Technology Officer, leads the software development effort of EOS.
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
We have continued to evolve the EOS software stack transforming the centralized EOS network database into a multi-modal, multi-tenant, capable data lake. The EOS Network Data Lake (NetDL™) unifies the multiple data types gathered in a network and allows for external data ingestion and enrichment. NetDL™ aggregates data from systems, platforms, and services enabling smoother operations between NetOps, CloudOps, and DevOps operators.
We believe we are extending classic Software-Defined Networking (SDN) principles to data-driven networking control and an AI-enabled holistic view with NetDL™, while building on our core pillars of reliability, open standards, and programmability.
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
Programmable at All Layers
EOS is programmable at all layers from the Linux kernel to switch configuration, provisioning, automation and detailed monitoring of the network. Customers can leverage tools such as the EOS Software Development Kit (“SDK”) and eAPI to implement fully customized infrastructure automation solutions.
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
Network Automation
EOS supports Puppet, Chef and Ansible, which enable automatic network configuration in the same manner as servers and storage. In addition, CloudVision provides visibility, orchestration and automation that greatly reduce network operational costs.
Core Datacenter/Cloud
We offer one of the broadest product lines of datacenter 1/2.5/5/10/25/40/50/100/400/800 Gigabit Ethernet switches in the industry, comprising of 7050/7060 Series, 7130 Series, 7150 Series, 7160 Series, 7170 Series, 7280 Series, 7500 Series and 7800 Series data-driven platforms.
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
CloudVision highlights include: Centralized representation of distributed state based on NetDL™, allowing for a single point of integration and network-wide visibility and analytics; Controller-agnostic support for physical and virtual workload orchestration through open APIs; Turn-key automation for zero touch provisioning, configuration management and network-wide upgrades and rollback; Compliance dashboard for security, audit and patch management; Cognitive AI/ML, driven by our Autonomous Virtual Assist ("AVA") for dynamic insights and recommendations, built on a modern approach of real-time streaming for telemetry and as a replacement for legacy polling per device; Granular visibility and historical troubleshooting with predictive insights across the unified edge wired and wireless networks, including IoTvision; and finally Multi-domain segmentation for the zero trust enterprise, enabling macro-segmentation services (MSS®) for an open and scalable approach for network policy management and with dynamic integrations into security management systems from Arista’s security ecosystem partners.
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
Arista Network Detection and Response (NDR)
The AI-driven Security Platform, driven by our AVA, deeply analyzes billions of network communications to autonomously discover, profile and classify every device, user and application across any network. Using a multi-dimensional ensemble machine learning approach, Arista NDR then models complex adversarial behaviors and detects threats by connecting the dots across entities, time, protocols and attack stages. By combining artificial intelligence with human expertise, Arista NDR hunts for both insider and external attacker behaviors, while providing triage, digital forensics and incident response across the entire network.
CloudEOS
CloudEOS™ is our multi-cloud and cloud-native networking solution enabling a highly secure and reliable networking experience with consistent segmentation, telemetry, provisioning and troubleshooting for the entire enterprise. It can be deployed across the enterprise edge, WAN, campus workspace, data center, on-premises Kubernetes clusters, and multiple public and private clouds. CloudEOS provides multi-cloud connectivity across the entire enterprise cloud environment with high-performance virtual and container-based instances of EOS software that simplify network operations and integrate with declarative cloud provisioning toolchains like Terraform, Ansible, and other popular CloudOps and DevOps tools.

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
Our sales organization is supported by systems engineers with deep technical expertise and responsibility for pre-sales technical support and solutions engineering for our end customers, systems integrators, OEMs, and channel partners. In general, the personnel in our sales organization are formed into teams, and each team is responsible for a geographical territory, has responsibility for a number of major direct end-customer accounts or has assigned accounts in a specific vertical market. A pool of shared channel sales and marketing representatives also supports these teams.
Our marketing activities consist primarily of technology conferences, webinars, web marketing, trade shows, product demonstrations, seminars and events, public relations, analyst relations, demand generation and direct marketing to build our brand, increase end-customer awareness, communicate our product advantages and generate qualified leads for our field sales force and channel partners.
Seasonality
Our rapid historical growth may have reduced the impact of seasonal or cyclical factors that might have influenced our business to date. As our increasing size may cause our growth rate to slow, seasonal or cyclical variations in our operations may become more pronounced over time and may materially affect our business, financial condition, results of operations and prospects. We operate on a December 31st year-end and have typically experienced higher sequential product revenue growth in the fourth quarter, followed by revenue that is sequentially flat-to-declining in the first quarter of the following year. We believe that this seasonality results from a number of factors, including the procurement, budgeting and deployment cycles of many of our end customers. In addition, industry-wide supply chain shortages have resulted in extended lead times and have impacted, and may continue to impact our ability to manufacture and ship products to our customers in a timely manner, which may disrupt typical seasonal trends.
Research and Development
We believe our future success depends on our ability to develop new products and features that address the needs of our end customers. Our in-house engineering personnel are responsible for the development, quality, testing, documentation, support and release of our products. We plan to continue to invest in resources to conduct our research and development efforts.
Manufacturing
We subcontract the manufacturing of all of our products to various contract manufacturers. Our primary manufacturing partners are Jabil Circuit, Sanmina Corporation, Flex Ltd. and Foxconn Hon Hai. This approach allows us to reduce our costs, manufacturing overhead and inventory position and allows us to adjust more quickly to changing end-customer demand. We require all of our manufacturing locations to be ISO-9001 certified. We have four direct fulfillment facilities worldwide to hold finished goods inventory, perform product transformations, and install our EOS software to ship to customers and partners.
Our contract manufacturing partners procure the majority of the components needed to build our products and assemble our products according to our design specifications. This allows us to leverage the purchasing power of our contract manufacturing partners. We retain complete control over the bill of materials, test procedures and quality assurance programs. Our personnel work closely with our partners and review on an ongoing basis forecasts, inventory levels, processes, capacity, yields and overall quality. Our contract manufacturing partners procure components and assemble our products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based upon historical trends and analyses from our sales and product management functions as adjusted for overall market conditions. For example, industry-wide supply chain shortages have resulted in extended lead times for components and required us to extend the time horizon of our demand forecasts, and increase our purchase commitments for long lead time components.
Our products rely on key components, including merchant silicon, integrated circuit components and power supplies purchased from a limited number of suppliers, including certain sole source providers. We may also see increased consolidation among our component suppliers. Generally, neither we nor our contract manufacturers have a written agreement with these component providers to guarantee the supply of the key components used in our products, nor do we have exclusive rights to such key components, and our suppliers could suffer shortages, delay shipments, prioritize shipments to other vendors, increase prices or cease manufacturing such products or selling them to us at any time. The supply of components may also be adversely affected by geopolitical conditions such as international trade wars like the U.S. trade war with China and the impact of public health epidemics like the coronavirus.
Our product development efforts also depend upon continued collaboration with our key suppliers, including our merchant silicon vendors such as Broadcom and Intel. As we develop our product roadmap and continue to expand our relationships with these and other merchant silicon vendors, it is critical that we work in tandem with our key merchant silicon vendors to ensure that their silicon includes improved features and that our products take advantage of such improved features. This enables us to focus our development resources on software core competencies and to leverage the investments made by merchant silicon vendors to achieve cost-effective solutions.
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
The data center and campus networking markets have been historically dominated by Cisco, with competition also coming from other large network equipment and system vendors, including Extreme Networks, Dell/EMC, Hewlett Packard Enterprise and Juniper Networks. Most of our competitors and some strategic alliance partners have made acquisitions and/or have entered into or extended partnerships or other strategic relationships to offer more comprehensive product lines, including cloud networking solutions. For example, Broadcom acquired Brocade Communications Systems and entered into an agreement to acquire VMWare, Extreme Networks purchased certain data center networking assets from Broadcom/Brocade and Avaya as well as Aerohive Networks, Dell acquired EMC, Hewlett Packard Enterprise acquired Aruba Networks and Juniper Networks acquired Mist Systems.
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
•product availability and shipment lead times; and
•quality of service, support and fulfillment.
We believe our products compete favorably with respect to these factors. Our EOS software offers high reliability, integrates with existing network protocols and is open and programmable. We believe the combination of EOS, a set of network applications and our 1/2.5/5/10/25/40/50/100/400/800 Gigabit Ethernet platforms make our offering highly competitive for both cloud and enterprise data centers. However, many of our competitors have greater name recognition, longer operating histories, larger sales and marketing budgets and resources, broader distribution and established relationships with channel partners and end customers, greater access to larger end-customer bases, greater end-customer support resources, greater manufacturing resources, the ability to leverage their sales efforts across a broader portfolio of products, the ability to leverage purchasing power when purchasing subcomponents, the ability to bundle competitive offerings with other products and services, the ability to develop their own silicon chips, the ability to set more aggressive pricing policies, lower labor and development costs, greater resources to make acquisitions, larger intellectual property portfolios and substantially greater financial, technical, research and development or other resources.
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
We cannot assure that any of our patent applications will result in the issuance of a patent or whether the examination process will result in patents of valuable breadth or applicability. In addition, any patents that may be issued may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing upon them. We also license software from third parties for integration into our products, including open-source software and other software available on commercially-reasonable terms. We own a number of trademarks in the U.S. and other jurisdictions, and Arista, EOS, and CloudVision are among our core trademarks.

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
Human Capital Management
At Arista, we seek to maintain an environment that is open, diverse and inclusive, and where our people feel valued, included and accountable. One of our key principles is always doing the right thing for our employees. We are committed to maintaining the highest level of professional and ethical standards in the conduct of our business around the world. As of December 31, 2022, we employed approximately 3,612 full-time employees worldwide. None of our employees are represented by unions. We consider our relationship with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.
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
We are proud to be an S&P 500 company with both a female CEO and CFO. We were also recognized by Comparably in 2022 amongst the Top 50 best large companies for diversity and Top 100 best large companies for culture. 44% of our board of directors are women or underrepresented minorities. We are also continuing to make progress towards building diversity in the workspace. In 2022, the percentage of our employee population that were women or underrepresented minorities increased compared to 2021. We offer mentorship opportunities to our employees facilitated by our Women@Arista employee resource group. In 2022, we initiated a returnship program primarily for female caregivers with Path Forward returning to the workforce. In addition, we support under-represented employee affinity organizations and actively recruit from historically black colleges and universities, women’s colleges and Hispanic/Latinx and African-American professional societies.
We affirm the principle of equal employment opportunity without regard to any protected characteristic, including but not limited to race, religion, national origin, color, gender, age, disability, pregnancy, marital status, ancestry, military status or sexual orientation. We practice and promote such policies in all locations as appropriate under applicable law. We affirm this principle of freedom from discrimination in all aspects of the employment relationship from recruitment and hiring, through performance evaluations, compensation and promotions. At Arista, we believe that all employees should be treated with dignity and respect.
Health and Safety
We are committed to protecting the health and safety of our employees, visitors, and the public. Our policy is to maintain our facilities and run our business operations in a manner that does not jeopardize the occupational health and safety of employees. We work to provide safe working environments in our operations.

Compensation and Benefits
We provide competitive and comprehensive benefit packages that are designed to help employees make the best decisions for themselves, their family and their lifestyle. Arista offers a broad variety of physical and mental wellness offerings to our global employees in a virtual as well as on-demand format, including fitness classes, webinars on practical wellness takeaways, strategies for stress reduction and a variety of other topics. In addition, in the United States, we offer our employees an employee stock purchase plan, healthcare and retirement benefits, paid time off and family leave, flexible time away, family planning benefits, backup resources for childcare and elder care, and other employee assistance programs including behavioral health and emotional support assistance. In addition to base salary and benefits, Arista’s employees participate in incentive plans that support our organizational philosophy of allowing employees to share in our performance and success. Our executive compensation program is designed to attract, retain, and reward performance and align incentives with achievement of Arista’s strategic plan and both short- and long-term operating objectives. Our compensation committee provides oversight of our compensation policies, plans, benefit programs and overall compensation philosophy.
Along with our traditional healthcare benefits, we have created a detailed injury and illness prevention program to better protect employees from occupational risks of injury or illness. We periodically host wellness days, whose purpose is to raise awareness on health issues, increase education on preventive medicine and available services and shift employee behavior through interactive activities and live presentations. We also maintain a community engagement program, which provides opportunities for our employees to engage in community service.
Training and Development
Our employees receive periodic training on various topics, including our Code of Ethics and Business Conduct, information security, data privacy, intellectual property, anticorruption, and other topics. We also offer a variety of webinars on health and wellness topics, fitness classes, and social engagement activities. We also partner with non-profit organizations to provide volunteer opportunities to our employees.
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
•some key components in our products come from sole or limited sources of supply and increases the risk of supply shortages, delays, extended lead times or costs, particularly in an industry-wide supply constrained environment;
•large purchases by a limited number of customers represent a substantial portion of our revenue;
•adverse economic and geopolitical conditions and reduced information technology and network infrastructure spending may adversely affect our business;
•our revenue and revenue growth may decline;
•our results of operations may vary significantly from period to period;
•the networking market is rapidly evolving;
•failure to successfully pursue new products and services and expand into adjacent markets could adversely affect our business;
•our gross margins vary and may be adversely affected by an increase in costs;
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
•sales of our switches generate most of our product revenue;
•some large customers require more favorable terms;
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
•breaches of our cybersecurity systems or other security breaches could harm our business and our products and result in regulatory fines, required changes to our data handling processes, and liability for damages to affected data subjects.
Risks Related to Accounting, Compliance, Regulation and Tax
•failure to maintain effective internal control over financial reporting could adversely affect our financial reporting;
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
•failure to comply with anti-bribery and anti-corruption laws and anti-money laundering laws, and similar laws, could subject us to penalties and other adverse consequences.
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
We have been and could continue to be subject to manufacturing disruptions and supply chain delays. This places significant pressure on supply chain management, manufacturing, inventory and quality control management, shipping and trade compliance. Consequently, this has hindered and may continue to hinder our ability to forecast component supply, manufacturing capacity and timing of inventory receipts. A significant interruption in these critical functions has resulted and could continue to result in delayed order fulfillment or cancellation of orders, which may negatively impact our relationships with our customers, reduce future sales or otherwise adversely affect our business, financial condition, results of operations and prospects and result in a decline in the market price of our common stock.

Because some of the components in our products come from sole or limited sources of supply, we have increased our purchase commitments and are susceptible to supply shortages, extended lead times or supply changes, which could disrupt or delay our scheduled product deliveries to our end customers and may result in the loss of sales and end customers.
Our products rely on components, including merchant silicon chips, integrated circuit components, printed circuit boards, connectors, custom-tooled sheet metal and power supplies that we purchase or our contract manufacturers purchase on our behalf from a limited number of suppliers, including certain sole source providers. Generally, we do not have guaranteed supply contracts with our component suppliers, and our suppliers have suffered and could continue to suffer shortages, longer lead times, delay shipments, prioritize shipments to other vendors, decommit orders, increase prices or cease manufacturing such products or selling them to us at any time. Supply of these components worldwide have been adversely affected by the COVID-19 pandemic as well as industry consolidation and geopolitical conditions such as international trade wars like the U.S. trade war with China, Russia-Ukraine conflict and increased political tensions in Russia, Europe or Asia. Such shortages, increased component lead times, reduced allocations of components and decommitments of orders have resulted in and may continue to result in increased component prices, fewer sourcing options, unpredictability of supply, prolonged manufacturing disruptions and increased product lead times, which has and may continue to adversely impact our revenue and gross margins. In the past, we have also experienced shortages in inventory for dynamic random access memory integrated circuits, semiconductors and delayed releases of the next generation of chipset, which delayed our production and/or the release of our new products.
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
Historically, large purchases by a relatively limited number of end customers have accounted for a significant portion of our revenue. We have experienced unpredictability in the timing of orders from these large end customers primarily due to changes in demand patterns specific to these customers, the time it takes these end customers to evaluate, test, qualify and accept our products, and the overall complexity of these large orders. For example, sales to our end customers Microsoft and Meta Platforms in fiscal 2022 collectively represented 42% of our total revenue, whereas sales to our end customer Microsoft in fiscal 2020 and 2021 amounted to 22% and 15% of our revenues, respectively, with our end customer Meta Platforms representing less than 10% of our revenues in both fiscal 2020 and 2021. This variability in customer concentration has been linked to the timing of new product deployments and spending cycles with these customers, and we expect continued variability in our customer concentration and timing of sales on a quarterly and annual basis. In addition, we typically provide pricing discounts to large end customers, which may result in lower margins for the period in which such sales occur.
As a consequence of the concentrated nature of our customer base and their purchasing behavior, our quarterly revenue and results of operations have fluctuated from quarter to quarter and are difficult to estimate. Changes in the business requirements or focus, upgrade cycles, vendor selection, project prioritization, manner in which spending allocations are assigned among multiple vendors based upon specific network roles or projects, financial prospects, lack of growth of our customers, capital resources and expenditures or purchasing behavior and deceleration in spending of our key end customers could significantly decrease our sales to such end customers or could lead to delays, reductions or cancellations of planned purchases of our products or services.
Moreover, because our sales are based primarily on purchase orders, our customers may cancel, delay, reduce or otherwise modify their purchase commitments with little or no notice to us. For example, due to manufacturing and supply chain disruptions and increased product lead times, end customers may be placing orders in advance of demand to ensure supply. End customers may decide to delay or cancel such orders for any reason including if economic conditions worsen. This limited visibility regarding our end customers’ product needs, the timing and quantity of which could vary significantly, requires us to rely on estimated demand forecasts to determine how much material to purchase and product to manufacture. Our failure to accurately forecast demand can lead to product shortages which could lead to delays in fulfilling current and future purchase orders that can impede production by our customers and harm our customer relationships. And, in the event of any cancellations or reductions of orders, or any reductions in future demand, we may not have enough time to reduce operating expenses to mitigate the effect of the lost revenue on our business, and in addition, could incur increased excess and obsolete inventory charges, all of which could materially affect our operating results.
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
Our business depends on the overall demand for information technology, network connectivity and access to data and applications. Weak domestic or global economic conditions and continuing economic uncertainty, fear or anticipation of such conditions, a recession, international trade disputes, global pandemics such as the COVID-19 pandemic, or a reduction in information technology and network infrastructure spending even if economic conditions improve, could adversely affect our business, financial condition, results of operations and prospects in a number of ways, including longer sales cycles, lower prices for our products and services, higher default rates among our distributors, reduced unit sales and lower or no growth. In addition, the global macroeconomic environment could be negatively affected by, among other things, epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes between the U.S., China and other countries, inflationary pressures, higher interest rates, instability in the global credit markets, the impact and uncertainty regarding global central bank monetary policy, instability in the geopolitical environment, the Russia-Ukraine conflict, political tensions between Taiwan and China, political demonstrations, and foreign governmental debt concerns which have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets.
In addition, business disruptions and supply chain and manufacturing disruptions may result in customers delaying or canceling capital expenditures on information technology and network infrastructure, which may affect the overall demand for our products. End customers may also be placing orders in advance of demand to ensure supply. Continuing or worsening economic instability could result in a cancellation of such orders or otherwise adversely affect spending for IT, network infrastructure, systems and tools, and limit our ability to forecast future demand for our products, which could reduce expected revenues or result in a write-down of excess or obsolete inventory. A downturn or a recession may also significantly affect financing markets, the availability of capital and the terms and conditions of any financing arrangements, including the overall cost of financing as well as the financial health or creditworthiness of our end customers. Circumstances may arise in which we need, or desire, to raise additional capital, and such capital may not be available on commercially reasonable terms, or at all.
Our revenue and our revenue growth rates are volatile and may decline.
Our revenue growth rates in previous periods may not be indicative of our future performance. We have experienced annual revenue growth rates of 48.6%, 27.2%, -3.9%, and 12.1% in 2022, 2021, 2020, and 2019, respectively. In the future, our revenue growth rates will continue to be volatile due to cyclical trends in our business, and as we become more penetrated in our existing customer base and product markets and look to enter and expand into new markets. In addition, industry-wide supply constraints have resulted in manufacturing and shipment delays, which have and could continue to negatively affect the timing of revenue recognition. These manufacturing and supply chain disruptions, if unresolved, could also result in the cancellation of orders by customers, reduced demand from existing customers in future periods, and increased difficulty in adding new customers. Other factors may also contribute to declines in our growth rates, including changes in demand for our products and services, particularly from our large end customers, changes in capital spending by our large end customers, increased competition, price sensitivities from our customers to increases in our pricing, our ability to successfully manage our expansion or continue to capitalize on growth opportunities, the maturation of our business, the Russia-Ukraine conflict, a potential global economic downturn or recession, and other general economic and international trade conditions such as political tensions between Taiwan and China and international trade wars involving the U.S. and China and other countries, and our ability to be successful in adjacent markets, such as campus switching, WiFi networking markets and network security markets. For example, we have experienced volatility in demand from certain of our large end customers. Overall demand from larger customers may decline in future periods, which would impact our future revenue growth. You should not rely on our revenue for any prior quarterly or annual period as an indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected and our stock price could be volatile.
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
•general economic conditions, both domestically and in foreign markets, and disruptions in our business and the markets due to, among other things, recessionary risks and a global economic downturn, higher interest rates, monetary policy shifts, inflationary pressures, supply chain and labor shortages, the COVID-19 pandemic, potential disruptions from the Russia-Ukraine conflict, political tensions between Taiwan and China and international trade wars involving the U.S. and China and other countries;
•our inability to fulfill our end customers’ orders, the cancellation of orders, the reduction in future demand for our products by our end customers or increased difficulty in adding new customers due to the unavailability or unpredictable supply of inventory, supply chain delays, access to key commodities or technologies, manufacturing disruptions or other events that impact our manufacturers or their suppliers;
•deferral, reduction or cancellation of orders from end customers, due to long lead times, announcements by us or other competitors of new products or product enhancements, warranty returns, general economic conditions or other factors;
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
•increased expenses resulting from increases in component, production and logistics costs resulting from factors such as global inflationary pressures and shortages in supply for semiconductors, or the tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs implemented by the U.S. government on various imports from China;
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
We have made substantial investments to develop new products and services and enhancements to existing products through our acquisitions and internal research and development efforts to expand our product offerings and maintain our revenue growth. If we are unable to anticipate technological changes in our industry by introducing new or enhanced products and services in a timely and cost-effective manner or if we fail to introduce products and services that meet market demand, we may lose our competitive position, our products may become obsolete, and our business, financial condition or results of operations could be adversely affected. For example, with our recently introduced 400 GbE and 800 GbE products, our ability to continue to maintain our competitive position with our customers will depend on our ability to deliver these new products in a timely manner and our customers' acceptance of these products. In addition, the evaluation, testing and qualification of our new products by our customers may be lengthy and may require contractual acceptance clauses, which could delay our revenue recognition and impact our revenue and deferred revenue balances.
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
We expect our gross margins to vary over time and the gross margins we have achieved in recent years may not be sustainable and may be adversely affected in the future by numerous factors, including but not limited to the mix of sales to large end customers who generally receive lower pricing, increases in component, production and logistics costs resulting from factors such as global inflationary pressures and shortages in supply for semiconductors and other components, geographic or product mix, increased price competition, introduction of new products and new business models including the sale and delivery of more software and subscription solutions, entry into new markets or growth in lower margin markets, entry in markets with different pricing and cost structures, pricing discounts given to customers, costs associated with defending intellectual property infringement and other claims and the potential outcomes of such disputes, higher levels of excess or obsolete inventory and inventory holding charges as a result of extended demand planning horizons due to industry-wide supply chain shortages, changes in shipment volumes, the timing of revenue recognition and revenue deferrals, increased costs arising from tariffs, increased costs arising from epidemics, changes in distribution channels, increased warranty costs, and our ability to execute our operating plans. In addition, inflationary pressures and shortages have increased and we expect will continue to increase costs for certain materials, components, supplies and services. As a result of cost inflation in our supply chain, we implemented targeted price increases in 2022. However, this could result in a decrease in demand for our products which would decrease revenue. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in this risk factors section could be heightened. We determine our operating expenses largely on the basis of anticipated revenues and a high percentage of our expenses are fixed in the short and medium term. As a result, a failure or delay in generating or recognizing revenue could cause significant variations in our operating results and operating margin from quarter to quarter. Failure to sustain or improve our gross margins reduces our profitability and may have a material adverse effect on our business and stock price.
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
•increased management complexity involved in, and expenses incurred in establishing and maintaining our international operations;
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
•risks associated with U.S. government trade restrictions, including those which may impose restrictions, including prohibitions on the exportation, re-exportation, sale, shipment or other transfer of programming, technology, components, and/or services to foreign persons;
•risks of unexpected changes in regulatory practices, tariffs and tax laws and treaties;
•greater risk of unexpected changes in tariffs imposed by the U.S. and other countries;
•deterioration of political relations between the U.S. and China, Russia, the United Kingdom and the EU, which could have a material adverse effect on our sales and operations as well as our supply chain in these countries;
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
As part of our business strategy, we have made and could continue to make investments in complementary companies, products or technologies which could involve licenses, additional channels of distribution, discount pricing or investments in or acquisitions of other companies. For example, we completed the acquisition of Untangle Holdings and Pluribus Networks in 2022 which required management to focus efforts on integrating these acquisitions with the company. We may not be able to find suitable investment or acquisition candidates and we may not be able to complete such investments or acquisitions on favorable terms, if at all. If we do complete investments or acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any investments or acquisitions we complete could be viewed negatively by our end customers, investors and securities analysts. Through acquisitions, we continue to expand into new markets and new market segments and we may experience challenges in entering into new market segments for which we have not previously manufactured and sold products, including facing exposure to new market risks, difficulty achieving expected business results due to a lack of experience in new markets, products or technologies or the initial dependence on unfamiliar distribution partners or vendors.
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
We operate on a December 31st year end and have typically experienced higher sequential product revenue growth in the fourth quarter, followed by revenue that is sequentially flat-to-declining in the first quarter of the following year. We believe that this seasonality results from a number of factors, including the procurement, budgeting and deployment cycles of many of our end customers. Our rapid historical growth may have reduced the impact of seasonal or cyclical factors that might have influenced our business to date. If our increasing size causes our growth rate to slow, seasonal or cyclical variations in our operations may become more pronounced over time and may materially affect our business, financial condition, results of operations and prospects. In addition, industry-wide supply chain shortages have resulted in extended lead times and have impacted, and may continue to impact our ability to manufacture and ship products to our customers in a timely manner, which may disrupt typical seasonal trends.
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
Historically, we have derived substantially all of our product revenue from sales of our switches, and we expect to continue to do so for the foreseeable future. We have experienced declines in sales for our products, including our 10 Gigabit Ethernet modular and fixed switches. A decline in the price of switches and related services, or our inability to increase sales of these products, would harm our business, financial condition, results of operations and prospects more seriously than if we derived significant revenue from a larger variety of product lines and services. Our future financial performance will also depend upon successfully developing and selling next-generation versions of our switches. If we fail to deliver new products, new features, or new releases that end customers want and that allow us to maintain leadership in what will continue to be a competitive market environment, our business, financial condition, results of operations and prospects will be harmed.
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
If we are unable to increase market awareness or acceptance of our company and our new products and services, our revenue may not continue to grow or may decline.
We have not yet established broad market awareness or acceptance of our new products and services, including new products we introduced in the campus workspace and network security markets. Market awareness of our value proposition and products and services will be essential to our continued growth and our success, particularly for the service provider and broader enterprise markets. If our marketing efforts are unsuccessful in creating market awareness of our company and our products and services or in gaining access to new customer markets, or if these new products and services are not accepted by customers, then our business, financial condition, results of operations and prospects will be adversely affected, and we will not be able to achieve sustained growth.
The sales prices of our products and services may decrease, which may reduce our gross profits and adversely affect our results of operations.
The sales prices for our products and services may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of products and services, the introduction of new products and services by us or by our competitors including the adoption of “white box” solutions, promotional programs, or broader macroeconomic factors. In addition, we have provided, and plan to continue to in the future provide, pricing discounts to large end customers, which may result in lower margins for the period in which such sales occur. Our gross margins may also fluctuate as a result of the timing of such sales to large end customers.
We have historically experienced declines in sales prices for our products and services. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products and services that compete with ours or may bundle them with other products and services. Additionally, although we generally price our products and services worldwide in U.S. dollars, currency fluctuations in certain countries and regions may adversely affect actual prices that partners and end customers are willing to pay in those countries and regions. Furthermore, sales prices and gross profits for our products may decrease over product life cycles. Decreased sales prices for any reason may reduce our gross profits and adversely affect our result of operations.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales and revenue are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.
The timing of our sales and revenue recognition is difficult to predict because of the length and unpredictability of our products’ sales cycles. A sales cycle is the period between initial contact with a prospective end customer and any sale of our products. End-customer orders often involve the purchase of multiple products. These orders are complex and difficult to complete because prospective end customers generally consider a number of factors over an extended period of time before committing to purchase the products and solutions we sell. End customers, especially our large end customers, often view the purchase of our products as a significant and strategic decision and require considerable time to evaluate, test and qualify our products prior to making a purchase decision and placing an order. The length of time that end customers devote to their evaluation, contract negotiation and budgeting processes varies significantly. In addition, customers may delay upgrades to their network infrastructure which extends the upgrade and sales cycle. Our products’ sales cycles can be lengthy in certain cases, especially with respect to our prospective large end customers. During the sales cycle, we expend significant time and money on sales and marketing activities and make investments in evaluation equipment, all of which lower our operating margins, particularly if no sale occurs. Even if an end customer decides to purchase our products, there are many factors affecting the timing of our recognition of revenue, which makes our revenue difficult to forecast. For example, there may be unexpected delays in an end customer’s internal procurement processes, particularly for some of our larger end customers for which our products represent a very small percentage of their total procurement activity. In addition, due to macroeconomic uncertainties, the sales cycle may be extended and there may be delays and reductions of expenditures and cancellations by end customers. There are many other factors specific to end customers that contribute to the timing of their purchases and the variability of our revenue recognition, including the strategic importance of a particular project to an end customer, budgetary constraints and changes in their personnel.
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
We anticipate increasing our sales efforts to U.S. and foreign, federal, state and local governmental end customers in the future. Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. The substantial majority of our sales to date to government entities have been made indirectly through our channel partners. Government certification requirements for products like ours may change and, in doing so, restrict our ability to sell into the government sector until we have attained revised certifications. Government demand and payment for our products and services may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and services. Government entities may have statutory, contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default. Selling to government entities may also require us to comply with various regulations that are not applicable to sales to non-government entities, including regulations that may relate to pricing, prohibitions against use of certain foreign components in our products and services, anti-corruption and other matters. The U.S. government may require certain products that it purchases to be manufactured in, or may require that products it purchases contain a certain threshold of “domestic origin” components from, the U.S. and other relatively high-cost manufacturing locations, and we may not manufacture all products in locations that meet these requirements.
Complying with these regulations may also require us to put in place controls and procedures to monitor compliance with applicable regulations that may be costly or not possible. Governments also routinely investigate and audit government contractors’ administrative processes and contract compliance. Failure to comply with the terms of our government contracts or applicable regulations, or an unfavorable audit, could result in the government ceasing to buy our products and services, a reduction of revenue, fines or civil or criminal liability, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Managing our manufacturing capacity and extended supply chain is complex, and our inventory management systems and related supply-chain visibility tools may not enable us to forecast accurately and effectively manage the supply of our products and product components. Our ability to manage our supply chain may also be adversely affected by other factors including geopolitical conditions such as the impact of the COVID-19 pandemic, the Russia-Ukraine conflict and related economic sanctions against Russia, the U.S. trade war with China and political tensions between China and Taiwan. Global geopolitical and macroeconomic uncertainties have resulted in prolonged manufacturing and supply chain disruptions, including temporary closures of certain contract manufacturer and supplier facilities particularly within China which, in turn, have caused and may continue to cause shortages of, and extended lead times for, components used to manufacture our products, increases in the prices for such components, a reduction, unpredictability or interruption of supply, prioritization of component shipments to other vendors and decommitments of orders. Insufficient component supply, and increases in the time required to manufacture our products, may lead to prolonged inventory shortages, manufacturing disruptions and increased customer lead times for our products that could result in increased cancellation of orders or loss of future sales opportunities altogether as potential end customers turn to competitors’ products that are readily available.
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
We depend on third-party contract manufacturers to manufacture our product lines. A significant portion of our cost of revenue consists of payments to these third-party contract manufacturers. Our reliance on these third-party contract manufacturers reduces our control over the manufacturing process, quality assurance, product costs and product supply and timing, which exposes us to operational risks including their ability to obtain in a timely manner sufficient components for our products and to ramp manufacturing sufficiently to meet our customer demand. Our reliance on contract manufacturers also yields the potential for their infringement of third-party intellectual property rights in the manufacturing of our products or their misappropriation of our intellectual property rights in the manufacturing of other customers’ products. If we are unable to manage our relationships with our third-party contract manufacturers effectively, or if these third-party manufacturers suffer delays or disruptions or quality control problems in their operations, experience increased manufacturing lead times, capacity constraints or fail to meet our future requirements for timely delivery, our ability to ship products to our end customers would be severely impaired, and our business, financial condition, results of operations and prospects would be seriously harmed.
To the extent that our products are manufactured at facilities in foreign countries, we may be subject to additional risks associated with complying with local rules and regulations in those jurisdictions. For example, due to the COVID-19 pandemic, some of our contract manufacturers experienced temporary closures and labor shortages as a result of shelter in place orders issued in their local jurisdictions. Shelter in place orders, factory closures or reductions in staffing at our manufacturing sites would result in material disruptions, increased lead times and supply shortages of our products. Lockdown orders increase the risk in obtaining components or material that are used to produce Arista products.
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
If we add or change contract manufacturers or change any manufacturing plant locations within a contract manufacturer network, we would add additional complexity and risk to our supply chain management and may increase our working capital requirements. Ensuring a new contract manufacturer or new plant location is qualified and has sufficient manufacturing capacity to manufacture our products to our standards and industry requirements could take significant effort and be time consuming and expensive, and any delays or failures to adequately ramp production to meet our customer demand could negatively impact our business, financial condition, results of operations and prospects. Any addition or change in manufacturers may be extremely costly, time consuming and we may not be able to do so successfully.
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
Patent and other intellectual property disputes are common in the network infrastructure, network security and Wi-Fi industries and have resulted in protracted and expensive litigation for many companies. Many companies in the network infrastructure, network security and Wi-Fi industries, including our competitors and other third parties, as well as non-practicing entities, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims of patent infringement, misappropriation, or other violations of intellectual property rights against us. From time to time, they have or may in the future also assert such claims against us, our end customers or channel partners whom we typically indemnify against claims that our products infringe, misappropriate or otherwise violate the intellectual property rights of third parties. For example, we have previously been involved in litigation with Cisco and OptumSoft, and are currently involved in litigation with WSOU Investments LLC (“WSOU”), which is described in the “Legal Proceedings” subheading in Note 5. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.
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

From time to time, we may become involved in legal proceedings relating to matters incidental to the ordinary course of our business, including patent, copyright, commercial, product liability, employment, class action, whistleblower and other litigation, in addition to governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability and/or require us to change our business practices. For example, we were previously involved in litigation with Cisco and OptumSoft. In addition, on November 25, 2020, WSOU filed a lawsuit against us in the Western District of Texas asserting that certain of our products infringe three WSOU patents. WSOU's allegations are directed to certain features of our wireless and switching products. WSOU seeks remedies including monetary damages, attorney’s fees and costs. On February 4, 2021, we filed an answer denying WSOU's allegations. On November 5, 2021, the case was transferred to the Northern District of California. On March 30, 2022, WSOU dismissed one of the patents with prejudice, removing Arista wireless products from those accused of infringement. On July 1, 2022, the court stayed the case pending the resolution of an inter partes review of one of the patents-in-suit. We intend to vigorously defend against the claims brought against us by WSOU. However, we cannot be certain that any of WSOU's claims will be resolved in our favor, regardless of the merits of those claims. Any adverse litigation ruling could result in a significant damages award against us and injunctive relief.
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
We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners. Computer programmers or other persons or organizations may attempt to penetrate our network security, or that of our website or systems, and access, use, or obtain confidential, personal, or otherwise sensitive or proprietary information about us or our customers, or via these or other methods, including denial of service attacks and other cyberattacks, disrupt or cause interruptions of our service. In addition, geopolitical tensions, such as the Russia-Ukraine conflict, may create a greater risk of cyberattacks against our company and our manufacturers, suppliers, logistics providers, banks and other business partners. Because the techniques used to access, disrupt, or sabotage networks and systems change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. In addition, our software and sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain vulnerabilities or defects in design or manufacture, including “bugs,” viruses, ransomware and other malware, and other problems that could cause the software or applications to fail or otherwise to unexpectedly interfere with the operation of the system or that could result in a breach of or disruption to our systems, products, services or networks or the systems, networks, products, or services of third parties that support us and our services. We also face risks of others gaining unauthorized access to our products and services and introducing malicious software, and such malicious software, defects, bugs or vulnerabilities, or other defects, bugs, or vulnerabilities in our products or services may result in failures or interruptions of our products or services or expose our end-customers' networks, leaving their networks unprotected against the latest security threats. We have also outsourced a number of our business functions to third parties, including our manufacturers, logistics providers, and cloud service providers, and our business operations also depend, in part, on the success of these third parties’ own cybersecurity measures. Similarly, we rely upon distributors, resellers and system integrators to sell our products and our sales operations depend, in part, on the reliability of their cybersecurity measures. Additionally, we depend upon our employees to appropriately handle confidential, sensitive, and proprietary data and deploy our IT resources with the use of security measures designed to prevent exposure of our networks and systems to security breaches and incidents and the loss of data. We and all of the aforementioned third parties also face the risk of ransomware and other malicious software, phishing schemes and other social engineering methods, fraud and other malfeasance, cybersecurity threats from state sponsors and other actors, and intentional or negligent acts or omissions of employees and contractors. Furthermore, our acquisition of Awake Security and our provision of its NDR platform may result in us being a more attractive target for such attacks. Accordingly, if our cybersecurity systems and measures or those of any of the aforementioned third parties fail to protect against sophisticated cyber-attacks, other means of effectuating security breaches or incidents, interruptions or other disruptions of our or our third-party service providers’ systems, networks, products, or services, the mishandling of data by employees and contractors, the corruption, loss, or mishandling or other unauthorized processing of data by unauthorized persons, or any other means of unauthorized access to, or use of, our manufacturing process, products, services, networks, systems, or data that we or such third parties maintain, operate, or process, our ability to conduct our business effectively could be damaged in a number of ways, including:
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
•our manufacturing process, products, services, supply chain, network systems and data could be corrupted; and
•personal data of our customers, employees, contractors, and business partners could be lost, accessed, obtained, modified, disclosed or used without authorization, corrupted or made unavailable, or otherwise compromised.
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

There is currently significant uncertainty about the future relationship between the United States, and various other countries, most significantly China, with respect to trade policies, treaties, tariffs and taxes. The U.S. government has and continues to make significant additional changes in U.S. trade policy and has taken certain actions that could negatively impact U.S. trade.
For example, in 2018, the Office of the U.S. Trade Representative (the “USTR”) enacted various tariffs of 7.5%, 10%, 15% and 25% on imports into the U.S. from China, including communications equipment products and components manufactured and imported from China. Since then, China has retaliated through various trade related measures including imposing tariffs on imports into China from the United States.
The U.S. government has also enacted controls restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, and supercomputing to China without an export license. These new controls also apply to certain hardware containing these specified integrated circuits. Other foreign governments may in turn impose similar or more restrictive controls. The U.S. government continue to add additional entities, in China and elsewhere, to restricted party lists impacting the ability of U.S. companies to provide items to these entities. These controls or any additional restrictions may impact our ability to export certain products to China, prohibit us from selling our products to certain of our customers or restrict our ability to use certain Integrated Circuits (“ICs”) in our products.
It also is possible that the Chinese government will retaliate in ways that could impact our business. Additionally, these restrictions could disrupt the ability of China to produce semiconductors and other electronics and impact our ability to source components from China. These restrictions could impact the cost of components or inputs used to produce our products.
We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use components for inclusion in our products, if component prices increase significantly or if we are unable to export or sell our products to any of our customers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.
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
Significant judgment is required to evaluate our tax positions and determine our income tax liability. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely affect income taxes.
Tax laws are dynamic and subject to change. Changes in tax laws and regulations and interpretations of such laws and regulations, including taxation of earnings outside of the U.S. may have adverse effects on our operating results and could impact the tax treatment of our earnings and cash and cash equivalent balances we currently maintain. Furthermore, due to shifting economic and political conditions, tax policies or rates in various jurisdictions, including the United States, may be subject to significant change. For example, in 2022, the United States passed the Inflation Reduction Act, which made a number of changes to the Internal Revenue Code, including adding a 1% excise tax on stock buybacks by publicly-traded corporations and a 15% corporate minimum tax on adjusted financial statement income of certain large companies. The impact of these provisions on our effective tax rate will also depend on additional guidance to be issued by the Treasury Secretary. We are currently evaluating the impact of these provisions on our effective tax rate. While we do not anticipate any adverse impacts to our effective tax rate, we cannot provide any assurances that these provisions will not adversely impact our effective tax rate. Further, beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five years for U.S. incurred expenditures or fifteen years for non-U.S. incurred expenditures, pursuant to IRC Section 174. While there is the potential for legislation that would repeal or defer the capitalization requirement to later years, we have followed the current legislation to capitalize R&D expenditures in our current financial statements. There is no assurance that the provision will be repealed or otherwise modified, however, we do not anticipate any material change to our effective tax rate, if repealing or modifying the legislation is enacted retroactively to 2022. In addition, several countries, including the United States and Ireland as well as the Organization for Economic Cooperation and Development (“OECD”) have reached agreement on a global minimum tax initiative (“Pillar Two”). The Council of the European Union adopted this initiative for enactment by European Union member states by December 31, 2022, with implementation into the domestic laws of those states by the end of 2023. Many countries are also actively considering changes to existing tax laws or have proposed or enacted new laws to align with the recommendations and guidelines proposed by the OECD, including Pillar Two. Enactment of such tax laws could increase our tax obligations in countries where we do business or cause us to change the way we operate our business.
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
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws (including new laws related to climate change), consumer protection laws, privacy, data protection, anti-bribery laws such as the U.S. Foreign Corrupt Practices Act, import/export controls and sanctions, conflict minerals, federal securities laws and tax laws and regulations. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation.
In addition, in certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. For example, the EU has implemented the General Data Protection Regulation (“GDPR”). The GDPR provides for substantial obligations relating to the handling, storage and other processing of data relating to individuals and administrative fines for violations, which can be up four percent of the previous year’s annual revenue or €20 million, whichever is higher. We have relied on the E.U.-U.S. and Swiss-U.S. Privacy Shield programs, and the use of standard contractual clauses approved by the European Commission ("SCCs"), to legitimize these transfers. Both the E.U.-U.S. Privacy Shield and the SCCs have been subject to legal challenge, and in July 2020, the Court of Justice of the E.U. ("CJEU") issued a decision invalidating the E.U.-U.S. Privacy Shield and imposing additional obligations in connection with the use of the SCCs. The European Commission subsequently issued new SCCs that address certain of the CJEU’s concerns and which are required to be implemented. The effects of the CJEU's decision and related developments relating to cross-border data transfer are uncertain and difficult to predict. Among other effects, we may experience additional costs associated with increased compliance burdens and new contract negotiations with third parties that aid in processing data on our behalf. We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of residents of the European Economic Area (“EEA”). The regulatory environment applicable to the handling of EEA residents’ personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results, and financial condition. Further, the UK has implemented legislation that substantially mirrors the GDPR, and which provides for fines of up to the greater of 17.5 million British Pounds or four percent of the previous year’s annual revenue, whichever is higher. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear following the UK’s exit from the EU, including with respect to regulation of data transfers between EU member states and the UK. The UK has issued new standard contractual clauses that, like the SCCs, are required to be implemented.
Several jurisdictions have passed new laws and regulations relating to privacy, data protection, and other matters, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. For example, the California Consumer Privacy Act (“CCPA”) became operative on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. Certain aspects of the CCPA and its interpretation remain uncertain and are likely to remain uncertain for an extended period. Further, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved in the November 3, 2020 election. The CPRA modifies the CCPA significantly, creating obligations relating to consumer data beginning on January 1, 2022, with enforcement anticipated to begin July 1, 2023. The CPRA has resulted in further uncertainty and may require us to incur additional costs and expenses in an effort to comply. In addition to the CCPA, numerous other states’ legislatures are considering similar laws that will require ongoing compliance efforts and investment. For example, Virginia, Colorado, Connecticut, and Utah all have enacted privacy legislation that shares similarities with the CCPA, CPRA, and legislation proposed in other states.
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
Our products may be subject to various export controls and because we incorporate encryption technology into certain of our products, certain of our products may be exported from various countries only with the required export license or through an export license exception. If we were to fail to comply with the applicable export control laws, customs regulations, economic sanctions or other applicable laws, we could be subject to monetary damages or the imposition of restrictions which could be material to our business, operating results and prospects and could also harm our reputation. Further, there could be criminal penalties for knowing or willful violations, including incarceration for culpable employees and managers. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, certain export control and economic sanctions laws prohibit the shipment of certain products, technology, software and services to embargoed countries and sanctioned governments, entities, and persons. For example, in addition to the controls imposed on China, following Russia’s invasion of Ukraine, the United States and other countries imposed restrictions on the import to the US of raw materials and goods from Russia and certain economic sanctions and severe export control restrictions against Russia, Belarus and regions of Ukraine as well as certain Russian nationals and entities which required us, in many cases, to terminate business relationships in those countries. These sanctions and restrictions have continued to increase as the conflict has further escalated, and the United States and other countries could impose wider sanctions and export restrictions as well as prohibitions on the import into the United States of additional raw materials from Russia and take other actions in the future that could further impact our business. Even though we take precautions to ensure that we and our channel partners comply with all relevant regulations, any failure by us or our channel partners to comply with such regulations could have negative consequences, including reputational harm, government investigations and penalties. In addition, economic sanctions that are vague and not subject to guidance by regulators lead to heightened compliance risk.
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
Failure to comply with anti-bribery and anti-corruption laws and anti-money laundering laws, and similar laws, could subject us to penalties and other adverse consequences.
We are subject to the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the United Kingdom Bribery Act 2010, and possibly other anti-bribery and anti-corruption laws and anti-money laundering laws in countries outside of the United States where we conduct our activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, agents, representatives, business partners, and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.
We sometimes leverage third parties to sell our products and conduct our business abroad. We, our employees, agents, representatives, business partners and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners or third-party intermediaries even if we do not explicitly authorize such activities. We cannot assure you that all of our employees, agents, representatives, business partners or third-party intermediaries will not take actions in violation of applicable law for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase.
These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure you that none of our employees, agents, representatives, business partners or third-party intermediaries will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
Any allegations or violation of the FCPA or other applicable anti-bribery and anti-corruption laws and anti-money laundering laws could result in whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, fines, damages, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from government contracts, all of which may have an adverse effect on our reputation, business, results of operations, and prospects. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.
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
Our directors, executive officers and each of our stockholders who own greater than 10% of our outstanding common stock together with their affiliates, in the aggregate, beneficially own approximately 19.0% of the outstanding shares of our common stock, based on shares outstanding as of December 31, 2022. As a result, these stockholders, if acting together, could exercise a significant level of influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
•the requirement that a special meeting of stockholders may be called only by the chairman of our board of directors, our chief executive officer, our president (in the absence of our chief executive officer) or a majority vote of our board of directors, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the structure of our board of directors, the management of our business, and certain rights of our stockholders (including the right to take action by written consent) or our amended and restated bylaws, which may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located in Santa Clara, California where we currently lease approximately 210,000 square feet of space under a lease agreement that expires in 2023. In February 2023, we extended the lease agreement to 2026 and reduced the leased space to approximately 180,000 square feet. During the year ended December 31, 2021, we purchased land and the improvements thereon in Santa Clara, California to develop space for our future data centers. In addition, we lease office spaces for data centers, operations, sales personnel and research and development in locations throughout the U.S. and various international locations, including Ireland, Canada, India, and Australia. We also lease data centers in the U.S., Ireland and Australia. We believe that our current facilities are adequate to meet our current needs and are being utilized by our business.
Item 3. Legal Proceedings
The information set forth under the “Legal Proceedings” in Note 5. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the NYSE under the symbol “ANET”. As of February 8, 2023, there were 56 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have never declared nor paid any dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.
Stock Performance Graph
The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.
The following graph compares the cumulative total return of our common stock with the total return for the NYSE Composite Index and the Standard & Poor’s 500 Index (the “S&P 500”) from December 29, 2017 (the last trading day of the year) to December 31, 2022.
The graph assumes $100 was invested at the market close on December 29, 2017 in the Company’s common stock and in each of the aforementioned indices with the re-investment of dividends, if any. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
Arista Networks Inc
NYSE Composite
S&P 500
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
2017
2018
2019
2020
2021
2022

Securities Authorized for Issuance Under Equity Compensation Plans
Information about securities authorized for issuance under our equity compensation plans is provided in Note 6. Stockholders' Equity and Stock-Based Compensation of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.
Recent Sales of Unregistered Equity Securities
There were no sales of unregistered securities during fiscal year 2022.
Issuer Repurchases of Equity Securities
Under our equity incentive plans, certain participants may exercise options prior to vesting, subject to a right of repurchase by us. During the fourth quarter of 2022, there were no repurchases of unvested shares of our common stock made pursuant to our equity incentive plans as a result of us exercising our rights nor pursuant to any publicly-announced plan or program.
Stock Repurchase Programs
In April 2019, our board of directors authorized a $1.0 billion stock repurchase program (the “Repurchase Program”). This authorization allowed us to repurchase shares of our common stock over three years and we completed our repurchases under the Repurchase Program during the fourth quarter of 2021. In the fourth quarter of 2021, our board of directors authorized an additional $1.0 billion stock repurchase program (the “New Repurchase Program”). This authorization allows us to repurchase shares of our common stock and will be funded from working capital. Repurchases may be made at management's discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The New Repurchase Program commenced in the fourth quarter of 2021, and expires on the three-year anniversary thereof. The New Repurchase Program does not obligate us to acquire any of our common stock and may be suspended or discontinued by us at any time without prior notice. Our repurchases for the three months ended December 31, 2022 are disclosed as below (in thousands, except per share amounts). For our repurchase activities made during the rest of the year ended December 31, 2022, please refer to Note 6. Stockholders' Equity and Stock-Based Compensation of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
October 1, 2022 - October 31, 2022	28	$99.62	28	$256,752
November 1, 2022 - November 30, 2022	—	—	—	256,752
December 1, 2022 - December 31, 2022	—	—	—	256,752
	28		28

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
Overview
    Arista Networks is an industry leader in data-driven, cognitive cloud networking for next-generation data center and campus workspace environments. At the core of Arista's platform is our EOS, combined with a set of network applications and our Ethernet switching and routing products using merchant silicon, delivering a cloud networking solution with high performance scale and availability, and enabling network automation, visibility, and security.
    EOS, combined with a set of network applications and ethernet switching and routing platforms using merchant silicon, provides improved price/performance and time to market, delivering a cloud networking solution with high performance scale and availability, and enabling network automation, visibility, and security.
    We generate revenue primarily from sales of our switching and routing platforms, which incorporate our EOS software, and related network applications. We also generate revenue from post-contract support ("PCS"), which end customers typically purchase in conjunction with our products, and renewals of PCS. We sell our products through both our direct sales force and our channel partners. As of December 31, 2022, we had delivered our cloud networking solutions to over 9,000 end customers worldwide. Our end customers span a range of industries and include large internet companies, service providers, financial services organizations, government agencies, media and entertainment companies, telecommunication service providers and other cloud service providers.
    Historically, large purchases by a relatively limited number of end customers have accounted for a significant portion of our revenue. We have experienced unpredictability in the timing of orders from these large end customers primarily due to changes in demand patterns specific to these customers, the time it takes these end customers to evaluate, test, qualify and accept our newer products, and the overall complexity of these large orders. For example, sales to our end customers Microsoft and Meta Platforms in fiscal 2022 represented 16% and 26% of our total revenue, respectively, whereas sales to our end customer Microsoft in fiscal 2020 and 2021 amounted to 22% and 15% of our total revenue, respectively, with our end customer Meta Platforms representing less than 10% of our total revenue in both fiscal 2020 and 2021. This variability in customer concentration has been linked to the timing of new product deployments and spending cycles with these customers, and we expect continued variability in our customer concentration and timing of sales on a quarterly and annual basis. Furthermore, we typically provide pricing discounts to large end customers, which may result in lower margins for the period in which such sales occur.
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
Macroeconomic Update
    Global economic and business activities continue to face widespread macroeconomic uncertainties, including supply chain constraints, inflation and monetary policy shifts, recession risks, the COVID-19 pandemic, and potential disruptions from the Russia-Ukraine conflict and U.S. trade war with China.
    Although we saw some improvement in our manufacturing and supply chain operations in the latter part of 2022, we continue to experience constraints, with some lingering component shortages, extended lead times, and elevated component and supply chain costs. We continue to work closely with our contract manufacturers and supply chain partners to ramp production following a period of delayed component sourcing and workforce disruptions. Although we have worked diligently to drive improvements in these areas, including funding additional working capital and incremental purchase commitments, these delays have negatively impacted our ability to supply products to our customers on a timely basis. Our demand planning horizon remains extended with high levels of purchase commitments and increased investments in working capital to address delays in component sourcing and the risk of future supply chain disruptions, but we cannot be certain that such delays or disruptions will not occur, or that our extended demand planning horizon will adequately address these disruptions should they occur. In addition, inflation pressure in our supply chain, scarcity of some materials needed to build our products and disruptions to our manufacturing process have increased our cost of revenue and have impacted, and may continue to negatively impact our gross margin. Our operating cash-flows have also been and may continue to be negatively impacted by increased component inventories on hand or at our contract manufacturers, awaiting supply of a limited number of scarce components necessary to build and ship the completed product. While overall demand remains stable, supply chain and manufacturing related constraints could impact our ability to fulfill this demand and as a result could negatively impact our business in future periods. In addition, although our business has experienced limited disruption as a result of the Russia-Ukraine conflict, continued escalation of the conflict may negatively impact the global economy and our future operating results and financial condition.
    Management continues to actively monitor the impact of these macroeconomic factors on the Company's financial condition, liquidity, operations, suppliers, industry, and workforce. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, the impact on our customers, partners, employees, contract manufacturers and supply chain, all of which continue to evolve and are unpredictable; however, any continued or renewed disruption in manufacturing and supply resulting from these factors could negatively impact our business. We also believe that any extended or renewed economic disruptions or deterioration in the global economy could have a negative impact on demand from our customers in future periods. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends.
Results of Operations
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Revenue, Cost of Revenue and Gross Margin (in thousands, except percentages)

	Year Ended December 31,
	2022		2021		Change in
	$	% of Revenue	$	% of Revenue	$	%
Revenue
Product	$3,716,079	84.8%	$2,377,727	80.7%	$1,338,352	56.3%
Service	665,231	15.2	570,310	19.3	94,921	16.6
Total revenue	4,381,310	100.0	2,948,037	100.0	1,433,273	48.6
Cost of revenue
Product	1,573,629	35.9	958,363	32.5	615,266	64.2
Service	131,985	3.0	108,895	3.7	23,090	21.2
Total cost of revenue	1,705,614	38.9	1,067,258	36.2	638,356	59.8
Gross profit	$2,675,696	61.1%	$1,880,779	63.8%	$794,917	42.3%
Gross margin	61.1%		63.8%

Revenue by Geography (in thousands, except percentages)

	Year Ended December 31,
	2022	% of Total	2021	% of Total
Americas	$3,462,621	79.0%	$2,156,183	73.2%
Europe, Middle East and Africa	529,800	12.1	486,836	16.5
Asia-Pacific	388,889	8.9	305,018	10.3
Total revenue	$4,381,310	100.0%	$2,948,037	100.0%
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
Product revenue increased by $1.3 billion, or 56.3%, in the year ended December 31, 2022 compared to 2021. The increase reflects strong demand for our switching and routing platforms from across our customer base, including healthy contributions from our large cloud customers. Although we saw some improvement in component supply in the latter part of fiscal 2022, supply chain and manufacturing constraints limited our revenue performance throughout the year, and while changes in product deferred revenue impacted the timing of revenue recognition on a quarterly basis, the net change in product deferred revenue for the full year was an immaterial contributor to revenue for the year ended December 31, 2022. In addition, service revenue increased by $94.9 million, or 16.6%, in the year ended December 31, 2022 compared to 2021, as a result of continued growth in initial and renewal PCS contracts as our customer installed base continued to expand. International revenues as a percentage of our total revenues decreased from 26.8% in 2021 to 21.0% in 2022, which was primarily driven by increased purchases from large cloud customers in our Americas region. As a result of cost inflation in our supply chain, we implemented targeted price increases during the year, which began to benefit our revenue in late 2022. As supply chain costs improve, we expect to return to a more competitive pricing environment for our products and services.
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
Cost of revenue increased by $638.4 million, or 59.8% for the year ended December 31, 2022 compared to 2021. These increases were primarily driven by a corresponding increase in product and service revenues, combined with an increase in material and logistics costs to mitigate supply chain constraints and to meet customer demand, as well as an increase in provisions for excess/obsolete finished goods and component inventory.
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including pricing pressure on our products and services due to competition, the mix of sales to large end customers who generally receive lower pricing, the mix of products sold, manufacturing-related costs, including costs associated with supply chain sourcing activities, merchant silicon costs, and excess/obsolete inventory charges, including charges for excess/obsolete component inventory with our contract manufacturers and suppliers. We expect our gross margin to fluctuate over time, depending on the factors described above.
Gross margin decreased from 63.8% for the year ended December 31, 2021 to 61.1% for the year ended December 31, 2022. The decrease was primarily driven by an increased proportion of our sales to larger end customers who generally receive larger discounts, increased material and logistics costs, and increased excess/obsolete finished goods and component inventory charges, partly offset by the leverage of fixed overhead costs on a higher revenue base.
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

	Year Ended December 31,
	2022		2021		Change in
	$	% of Revenue	$	% of Revenue	$	%
Operating expenses:
Research and development	$728,394	16.6%	$586,752	19.9%	$141,642	24.1%
Sales and marketing	326,955	7.5	286,171	9.7	40,784	14.3
General and administrative	93,241	2.1	83,117	2.8	10,124	12.2
Total operating expenses	$1,148,590	26.2%	$956,040	32.4%	$192,550	20.1%
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
Research and development expenses increased by $141.6 million, or 24.1%, for the year ended December 31, 2022 compared to 2021. The increase was primarily due to a $68.6 million increase in personnel costs driven by an increase in headcount, and a $57.5 million increase in new product introduction costs, including third-party engineering and other product development costs.
Sales and marketing.
Sales and marketing expenses consist primarily of personnel costs, marketing, trade shows, and other promotional activities, and an allocated portion of facility and IT costs. We expect our sales and marketing expenses to increase in absolute dollars as we continue to expand our sales and marketing efforts worldwide.
Sales and marketing expenses increased by $40.8 million, or 14.3%, for the year ended December 31, 2022 compared to 2021. The increase was primarily caused by increased personnel costs driven by headcount growth.

General and administrative.
General and administrative expenses consist primarily of personnel costs and professional services costs. General and administrative personnel costs include those for our executive, finance, human resources and legal functions. Our professional services costs are primarily related to external legal, accounting, and tax services.
General and administrative expenses increased by $10.1 million, or 12.2%, for the year ended December 31, 2022 compared to 2021. The increase was driven by an increase in personnel costs driven by increased headcount, and increased legal and professional fees primarily driven by acquisitions during the first half of 2022.
Other Income, Net (in thousands, except percentages)
Other income (expense), net consists primarily of interest income from our cash, cash equivalents and marketable securities, gains and losses on our equity investments in privately-held companies and marketable securities, and foreign currency transaction gains and losses. We expect other income (expense), net may fluctuate in the future as a result of the re-measurement of our equity investments upon the occurrence of either observable price changes or impairments, changes in interest rates or returns on our cash and cash equivalents and marketable securities, and foreign currency exchange rate fluctuations.

	Year Ended December 31,
	2022		2021		Change in
	$	% of Revenue	$	% of Revenue	$	%
Other income (expense), net:
Interest income	$27,556	0.6%	$7,215	0.2%	$20,341	281.9%
Unrealized gain (loss) on equity investments	27,479	0.6	—	—	27,479	100.0
Other income (expense), net	(345)	—	(1,075)	—	730	(67.9)
Total other income, net	$54,690	1.2%	$6,140	0.2%	$48,550	790.7%
The movement in other income (expense), net, during the year ended December 31, 2022 as compared to 2021 was driven by an increase in interest income due to higher interest rates. In addition, we had unrealized gains of $27.5 million in the year ended December 31, 2022 related to our equity investments.
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

	Year Ended December 31,
	2022		2021		Change in
	$	% of Revenue	$	% of Revenue	$	%
Provision for income taxes	$229,350	5.2%	$90,025	3.1%	$139,325	154.8%
Effective tax rate	14.5%		9.7%
Our provision for income taxes and effective tax rate increased in 2022 as compared to 2021. The increase in our income taxes was due to an increase in pre-tax income. The increase in our effective tax rate was largely attributable to a decrease in the proportion of tax benefits attributable to stock-based compensation versus total pre-tax income. For further information regarding income taxes and the impact on our results of operations and financial position, refer to Note 8. Income Taxes of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.
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
Research and development
Research and development expenses increased by $100.2 million, or 20.6%, for the year ended December 31, 2021 compared to 2020. The increase was primarily due to a $67.0 million increase in personnel costs driven by an increase in headcount, and a $32.3 million increase in new product introduction costs, including third-party engineering and other product development costs.
Sales and marketing
Sales and marketing expenses increased by $56.8 million, or 24.8%, for the year ended December 31, 2021 compared to 2020. The increase was primarily driven by increased headcount and higher sales volume resulting in increased personnel costs.
General and administrative
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
Other Income, Net (in thousands, except percentages)

	Year Ended December 31,
	2021		2020		Change in
	$	% of Revenue	$	% of Revenue	$	%
Other income, net:
Interest income	$7,215	0.2%	$27,139	1.2%	$(19,924)	(73.4)%
Gain on sale of marketable securities	—	—	9,432	0.4	(9,432)	(100.0)
Gain on investments in privately-held companies	—	—	4,164	0.2	(4,164)	(100.0)
Other income (expense), net	(1,075)	—	(1,556)	(0.1)	481	(30.9)
Total other income, net	$6,140	0.2%	$39,179	1.7%	$(33,039)	(84.3)%
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
Despite an increase in pre-tax income in 2021 as compared to 2020, our provision for income taxes and effective tax rate decreased in 2021 as compared to 2020. The decrease in our income taxes and effective tax rate was largely attributable to increased tax benefits from stock-based compensation, combined with a favorable change in jurisdictional mix of earnings. These two factors are variable in nature and past results may not be indicative of future results. For further information regarding income taxes and the impact on our results of operations and financial position, refer to Note 8. Income Taxes of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.
Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of December 31, 2022, our total balance of cash, cash equivalents and marketable securities was $3.0 billion, of which approximately $446.9 million was held outside the U.S. in our foreign subsidiaries.
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
Cash Flows

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cash provided by operating activities	$492,813	$1,015,856	$735,114
Cash provided by (used in) investing activities	216,327	(925,562)	(608,802)
Cash (used in) financing activities	(654,601)	(360,882)	(346,339)
Effect of exchange rate changes	(3,611)	(1,816)	1,966
Net increase (decrease) in cash, cash equivalents and restricted cash	$50,928	$(272,404)	$(218,061)
Cash Flows from Operating Activities
Our operating activities consist of net income, adjusted for certain non-cash items, and changes in assets and liabilities.
During the year ended December 31, 2022, cash provided by operating activities was $492.8 million, primarily from net income of $1.4 billion and net non-cash adjustments to net income of $53.2 million, partially offset by a net increase of $912.8 million in working capital requirements. Net non-cash adjustments primarily consisted of $230.9 million of stock-based compensation expenses and $62.7 million of depreciation, amortization and other expenses, which were largely offset by an increase in deferred income taxes of $244.4 million primarily resulting from increased deferred tax assets associated with the capitalization of research and development costs under IRC Section 174. The increase in working capital requirements primarily consisted of a $638.9 million increase in inventory in response to a significant increase in business volume, increased lead times and supply chain disruptions, and a $401.5 million increase in accounts receivable due to the larger business volume and timing of shipments in the fourth quarter of 2022, as well as an $85.2 million increase in prepaid and other current assets primarily driven by increased inventory deposits to our contract manufacturers. These cash outflows were largely offset by a $99.0 million increase in deferred revenue driven by a growth in PCS contracts, a $98.0 million increase in accounts payable and accrued liabilities related to significant business volume, timing of payments, and increased supplier and contract manufacturer liability reserves and a $44 million increase in income taxes, net, due to an increase in our income tax provision and timing of payments.
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
During the year ended December 31, 2022, cash provided by investing activities was $216.3 million, consisting of proceeds of $1.6 billion from maturities of marketable securities, proceeds from the sale of marketable securities of $193.8 million, partially offset by purchases of available-for-sale securities of $1.4 billion, $145.1 million for business acquisitions, purchases of property, equipment and intangible assets of $44.6 million, and investments and notes receivable in private companies of $12.7 million.
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
During the year ended December 31, 2022, cash used in financing activities was $654.6 million, consisting primarily of common stock repurchases of $670.3 million and taxes paid of $32.7 million upon vesting of restricted stock units, offset partially by proceeds from the issuance of common stock under employee equity incentive plans of $48.4 million.
During the year ended December 31, 2021, cash used in financing activities was $360.9 million, consisting primarily of payments for repurchases of our common stock of $411.6 million and taxes paid of $16.5 million upon vesting of restricted stock units, offset partially by proceeds from the issuance of common stock under employee equity incentive plans of $67.2 million.
Stock Repurchase Programs

In April 2019, our board of directors authorized a $1.0 billion stock repurchase program (the “Repurchase Program”). This authorization allowed us to repurchase shares of our common stock over three years and we completed our repurchases under the Repurchase Program during the fourth quarter of 2021. In the fourth quarter of 2021, our board of directors authorized an additional $1.0 billion stock repurchase program (the "New Repurchase Program"). This authorization allows us to repurchase shares of our common stock and will be funded from working capital. The New Repurchase Program commenced in the fourth quarter of 2021, and expires on the three-year anniversary thereof. The New Repurchase Program does not obligate us to acquire any of our common stock and may be suspended or discontinued by the company at any time without prior notice. As of December 31, 2022, the remaining authorized amount for repurchases under the New Repurchase Program was $256.8 million. Refer to Note 6. Stockholders' Equity and Stock-Based Compensation of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K for further discussion.
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
Our material cash requirements include the following contractual and other obligations:
Leases
We have operating lease arrangements for office space, data center, equipment and other corporate assets. As of December 31, 2022, we had lease payment obligations, net of immaterial sublease income, of $71.4 million, with $22.5 million payable within 12 months.
Purchase Obligations
Purchase obligations represent an estimate of all non-cancellable open purchase orders and contractual obligations, made either directly by Arista or by our contract manufacturers on our behalf, in the ordinary course of business for which we have not received the goods or services. As of December 31, 2022, we had $3.7 billion of such purchase obligations, of which $2.9 billion are expected to be received within 12 months, and $0.8 billion are expected to be received after one year. These open purchase orders are considered enforceable and legally binding, and while we may have some limited ability to reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services, this can only occur with the agreement of the related supplier.
Accrued Income Taxes
As of December 31, 2022, we have recorded long-term tax liabilities of $83.5 million related to uncertain tax positions; however, we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.
In connection with the Tax Cuts and Jobs Act of 2017 ("TCJA"), effective from January 1st, 2022, the TCJA eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to IRC Section 174. As of December 31, 2022, the incremental cash tax impact resulting from the new regulations was approximately $195.0 million for the year, of which substantially all of the liability for the full year has been paid. In addition, we may incur incremental cash taxes of up to $180.0 million in fiscal 2023. No material change to our effective tax rate resulted from this new regulation.
Off-balance sheet arrangements
As of December 31, 2022, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
We use significant judgment in establishing our forecasts of future demand and obsolete material exposures. These estimates depend on our assessment of current and expected orders from our customers, product development plans and current sales levels. In addition, industry-wide supply chain shortages have resulted in extended lead times for components and have required us to extend the time horizon of our demand forecasts. There is however no guarantee that all suppliers will meet their commitments in the time frame committed or that actual customer demand will directly match our demand forecasts. If actual market demand conditions or supplier execution on commitments are less favorable than those projected by management, which may be caused by factors within and/or outside of our control, we may be required to increase our inventory write-downs and liabilities to our contract manufacturers and suppliers, which could have an adverse impact on our gross margins and profitability. We regularly evaluate our exposure for inventory write-downs and adequacy of our contract manufacturer and supplier liabilities.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates, interest rates, investments in privately-held companies, and marketable equity investments. Macroeconomic uncertainties, including supply chain and labor shortages, inflation and monetary policy shifts, recession risks, the COVID-19 pandemic, and potential disruptions from the Russia-Ukraine conflict and U.S. trade war with China have increased the volatility of global financial markets, which may increase our foreign currency exchange risk and interest rate risk. For further discussion of the potential impacts on our business, operating results, and financial condition, see Risk Factors included in Part I, Item 1A of this Form 10-K.
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
Interest Rate Sensitivity
As of December 31, 2022, and 2021, we had cash, cash equivalents and available-for-sale marketable securities totaling $3.0 billion and $3.4 billion, respectively. Cash equivalents and marketable securities were invested primarily in money market funds, corporate bonds, U.S. agency mortgage-backed securities, U.S. treasury securities and commercial paper. Our primary investment objectives are to preserve capital and maintain liquidity requirements. In addition, our policy limits the amount of credit exposure to any single issuer. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the U.S. A decline in interest rates would reduce our interest income on our cash, cash equivalents and marketable securities. For the years ended December 31, 2022, 2021 and 2020, the effect of an immediate 10% change in interest rates would not have been material to our operating results and the total value of the portfolio assuming consistent investment levels.
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
Investments in Privately-Held Companies and Marketable Equity Investment
Our non-marketable equity investments in privately-held companies are recorded in “Investments” in our consolidated balance sheets. As of December 31, 2022 and 2021, the total carrying amount of our investments in privately-held companies was $39.5 million and $20.2 million, respectively. For the years ended December 31, 2022, 2021 and 2020, we recorded a net gain of $15.8 million, $0, and $4.1 million, respectively, on certain investments. See Note 2. Fair Value Measurements of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K for details.
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
One of our equity investments in a privately-held company completed an initial public offering at the beginning of 2022 and subsequently our investment converted to a marketable equity security and is subject to price risk. This investment generated an unrealized gain of $10.7 million during 2022 and the fair value of the investment was $19.1 million as of December 31, 2022.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Arista Networks, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Arista Networks, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 13, 2023 expressed an unqualified opinion thereon.
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

Inventory Valuation & Contract Manufacturer/Supplier Liabilities
Description of the Matter	As discussed in Note 1 of the consolidated financial statements, the Company’s inventories are stated at the lower of cost (computed using the first-in, first-out method) and net realizable value. The Company’s inventory balance totaled $1.3 billion on December 31, 2022. The Company records a provision when inventory is determined to be in excess of anticipated demand, or obsolete, to adjust inventory to its estimated realizable value. The Company records a contract manufacturer/supplier liability and a corresponding charge for non-cancellable, non-returnable purchase commitments with contract manufacturers or suppliers for quantities in excess of the Company’s demand forecasts, or that are considered obsolete.
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
To test the inventory provision and contract manufacturer/supplier liability, we performed audit procedures that included, among others, assessing the Company’s methodology over the computation of the provision and liability, testing the significant assumptions and the underlying inputs used by the Company in its analysis including historical sales trends, expectations regarding future sales, changes in the Company’s business, customer base and other relevant factors.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2008.
San Jose, California
February 13, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Arista Networks, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Arista Networks, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Arista Networks, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 13, 2023 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Jose, California
February 13, 2023

ARISTA NETWORKS, INC.
Consolidated Balance Sheets
(In thousands, except par value)

	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$671,707	$620,813
Marketable securities	2,352,022	2,787,502
Accounts receivable, net	923,096	516,509
Inventories	1,289,706	650,117
Prepaid expenses and other current assets	314,217	237,735
Total current assets	5,550,748	4,812,676
Property and equipment, net	95,009	78,634
Acquisition-related intangible assets, net	122,205	93,555
Goodwill	265,924	188,397
Investments	39,468	20,247
Operating lease right-of-use assets	53,390	65,182
Deferred tax assets	574,912	442,295
Other assets	73,754	33,443
TOTAL ASSETS	$6,775,410	$5,734,429
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$232,572	$202,636
Accrued liabilities	292,487	226,643
Deferred revenue	637,432	593,578
Other current liabilities	131,040	86,972
Total current liabilities	1,293,531	1,109,829
Income taxes payable	89,839	69,916
Operating lease liabilities, non-current	43,964	56,527
Deferred revenue, non-current	403,814	335,734
Deferred tax liabilities, non-current	42	129,074
Other long-term liabilities	58,400	54,749
TOTAL LIABILITIES	1,889,590	1,755,829
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100,000 shares authorized and no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value—1,000,000 shares authorized as of December 31, 2022 and 2021; 306,890 and 307,681 shares issued and outstanding as of December 31, 2022 and 2021	31	31
Additional paid-in capital	1,780,714	1,530,046
Retained earnings	3,138,983	2,456,823
Accumulated other comprehensive income (loss)	(33,908)	(8,300)
TOTAL STOCKHOLDERS’ EQUITY	4,885,820	3,978,600
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,775,410	$5,734,429

The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Product	$3,716,079	$2,377,727	$1,830,842
Service	665,231	570,310	486,670
Total revenue	4,381,310	2,948,037	2,317,512
Cost of revenue:
Product	1,573,629	958,363	749,962
Service	131,985	108,895	85,664
Total cost of revenue	1,705,614	1,067,258	835,626
Gross profit	2,675,696	1,880,779	1,481,886
Operating expenses:
Research and development	728,394	586,752	486,594
Sales and marketing	326,955	286,171	229,366
General and administrative	93,241	83,117	66,242
Total operating expenses	1,148,590	956,040	782,202
Income from operations	1,527,106	924,739	699,684
Other income, net	54,690	6,140	39,179
Income before income taxes	1,581,796	930,879	738,863
Provision for income taxes	229,350	90,025	104,306
Net income	$1,352,446	$840,854	$634,557
Earnings per share:
Basic	$4.41	$2.74	$2.09
Diluted	$4.27	$2.63	$2.00
Weighted-average common shares outstanding:
Basic	306,473	306,512	303,936
Diluted	316,459	319,238	317,860

The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$1,352,446	$840,854	$634,557
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,215)	(1,381)	1,514
Available-for-sale investments:
Changes in net unrealized gains (losses) on available-for-sale securities	(23,025)	(7,157)	8,013
Less: reclassification adjustment for net (gains) losses included in net income	632	—	(9,432)
Other comprehensive income (loss)	(25,608)	(8,538)	95
Comprehensive income	$1,326,838	$832,316	$634,652

The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-	Retained	Accumulated Other	Total Stockholders’
	Shares	Amount	In Capital	Earnings	Comprehensive Income (Loss)	Equity
Balance — December 31, 2019	305,556	$30	$1,106,283	$1,788,230	$143	$2,894,686
Net income	—	—	—	634,557	—	634,557
Other comprehensive income, net of tax	—	—	—	—	95	95
Stock-based compensation	—	—	137,128	—	—	137,128
Issuance of common stock in connection with employee equity incentive plans	7,336	—	57,556	—	—	57,556
Repurchase of common stock	(8,048)	—	—	(395,173)	—	(395,173)
Tax withholding paid for net share settlement of equity awards	(148)	—	(8,722)	—	—	(8,722)
Vesting of early-exercised stock options	—	—	164	—	—	164
Balance — December 31, 2020	304,696	30	1,292,409	2,027,614	238	3,320,291
Net income	—	—	—	840,854	—	840,854
Other comprehensive loss, net of tax	—	—	—	—	(8,538)	(8,538)
Stock-based compensation	—	—	186,875	—	—	186,875
Issuance of common stock in connection with employee equity incentive plans	7,693	1	67,244	—	—	67,245
Repurchase of common stock	(4,537)	—	—	(411,645)	—	(411,645)
Tax withholding paid for net share settlement of equity awards	(171)	—	(16,482)	—	—	(16,482)
Balance — December 31, 2021	307,681	31	1,530,046	2,456,823	(8,300)	3,978,600
Net income	—	—	—	1,352,446	—	1,352,446
Other comprehensive loss, net of tax	—	—	—	—	(25,608)	(25,608)
Stock-based compensation	—	—	230,934	—	—	230,934
Issuance of common stock in connection with employee equity incentive plans	5,908	1	48,410	—	—	48,411
Repurchase of common stock	(6,461)	(1)	—	(670,286)	—	(670,287)
Tax withholding paid for net share settlement of equity awards	(271)	—	(32,725)	—	—	(32,725)
Common stock issued for business acquisition	33	—	4,049	—	—	4,049
Balance — December 31, 2022	306,890	$31	$1,780,714	$3,138,983	$(33,908)	$4,885,820

The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,352,446	$840,854	$634,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	62,700	50,334	35,158
Noncash lease expense	18,648	17,112	16,970
Stock-based compensation	230,934	186,875	137,042
Deferred income taxes	(244,382)	(99,290)	(9,144)
Unrealized gain on equity investments	(27,479)	—	(4,164)
Amortization (accretion) of investment premiums (discount)	12,767	26,847	10,381
Changes in operating assets and liabilities:
Accounts receivable, net	(401,531)	(126,969)	10,673
Inventories	(638,948)	(170,449)	(235,318)
Prepaid expenses and other current assets	(85,166)	(126,002)	(5,966)
Other assets	(32,299)	(4,220)	4,965
Accounts payable	31,436	66,681	41,161
Accrued liabilities	66,586	83,524	2,728
Deferred revenue	98,957	278,485	50,352
Income taxes, net	44,026	(2,589)	28,617
Other liabilities	4,118	(5,337)	17,102
Net cash provided by operating activities	492,813	1,015,856	735,114
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	1,643,824	1,455,465	1,545,689
Purchases of marketable securities	(1,418,857)	(2,317,264)	(2,688,064)
Business acquisition, net of cash acquired	(145,087)	—	(227,420)
Purchases of property, equipment and intangible assets	(44,644)	(64,736)	(15,384)
Escrow receipts from past business acquisitions	—	1,299	—
Investments and notes receivable in privately-held companies	(12,691)	(19,933)	3,399
Proceeds from sale of marketable securities	193,782	19,607	772,978
Net cash provided by (used in) investing activities	216,327	(925,562)	(608,802)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity plans	48,411	67,245	57,556
Tax withholding paid on behalf of employees for net share settlement	(32,725)	(16,482)	(8,722)
Repurchase of common stock	(670,287)	(411,645)	(395,173)
Net cash used in financing activities	(654,601)	(360,882)	(346,339)
Effect of exchange rate changes	(3,611)	(1,816)	1,966
NET INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	50,928	(272,404)	(218,061)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —Beginning of period	625,050	897,454	1,115,515
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$675,978	$625,050	$897,454
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$427,846	$189,774	$82,601
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,300	$5,005	$6,627
Property and equipment included in accounts payable and accrued liabilities	1,411	3,497	1,565
Vesting of early exercised stock options and restricted stock awards	—	—	164
Common stock issued for business acquisition	4,049	—	—
The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Notes to Consolidated Financial Statements
1.    Organization and Summary of Significant Accounting Policies
Organization
Arista Networks, Inc. (together with our subsidiaries, “we,” “our,” "Arista," "Company" or “us”) is a supplier of cloud networking solutions that use software innovations to address the needs of next-generation data center and campus workspace environments. Our cloud networking solutions consist of our EOS, a set of network applications and our Gigabit Ethernet switching and routing platforms. We are incorporated in the state of Delaware. Our corporate headquarters are located in Santa Clara, California, and we have wholly-owned subsidiaries throughout the world, including North America, Europe, Asia and Australia.
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
Risk and Uncertainties
Global economic and business activities continue to face widespread macroeconomic uncertainties, including supply chain constraints, inflation and monetary policy shifts, recession risks, the global coronavirus ("COVID-19") pandemic, and potential disruptions from the Russia-Ukraine conflict and U.S. trade war with China.
Although we saw some improvement in our manufacturing and supply chain operations in the latter part of 2022, we continue to experience constraints, with some lingering component shortages, extended lead times, and elevated component and supply chain costs. We continue to work closely with our contract manufacturers and supply chain partners to ramp production following a period of delayed component sourcing and workforce disruptions. Although we have worked diligently to drive improvements in these areas, including funding additional working capital and incremental purchase commitments, these delays have negatively impacted our ability to supply products to our customers on a timely basis. Our demand planning horizon remains extended with high levels of purchase commitments and increased investments in working capital to address delays in component sourcing and the risk of future supply chain disruptions, but we cannot be certain that such delays or disruptions will not occur, or that our extended demand planning horizon will adequately address these disruptions should they occur. In addition, inflation pressure in our supply chain, scarcity of some materials needed to build our products and disruptions to our manufacturing process have increased our cost of revenue and have impacted, and may continue to negatively impact our gross margin. Our operating cash-flows have also been and may continue to be negatively impacted by increased component inventories on hand or at our contract manufacturers, awaiting supply of a limited number of scarce components necessary to build and ship the completed product. While overall demand remains stable, supply chain and manufacturing related constraints could impact our ability to fulfill this demand, and as a result could negatively impact our business in future periods. In addition, although our business has experienced limited disruption as a result of the Russia-Ukraine conflict, continued escalation of the conflict may negatively impact the global economy and our future operating results and financial condition.
Management continues to actively monitor the impact of these macroeconomic factors on the Company's financial condition, liquidity, operations, suppliers, industry, and workforce. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, the impact on our customers, partners, employees, contract manufacturers and supply chain, all of which continue to evolve and are unpredictable; however, any continued or renewed disruption in manufacturing and supply resulting from these factors could negatively impact our business. We also believe that any extended or renewed economic disruptions or deterioration in the global economy could have a negative impact on demand from our customers in future periods. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends, and as of the date of issuance of these consolidated financial statements, the extent to which these factors may materially impact the Company's financial condition, liquidity, or results of operations in the future is uncertain.
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
Concentrations of Business and Credit Risk
We work closely with third-party contract manufacturers to manufacture our products. As of December 31, 2022, we had four primary contract manufacturing partners, who provided the vast majority of our electronic manufacturing services. Our contract manufacturing partners deliver our products to our third-party direct fulfillment facilities.  We and our fulfillment partners then perform labeling, final configuration, quality assurance testing and shipment to our customers. Our products rely on key components, including certain integrated circuit components and power supplies, some of which our contract manufacturing partners purchase on our behalf from a limited number of suppliers, including certain sole-source providers. We generally do not have guaranteed supply contracts with our component suppliers, and our manufacturing partners could delay shipments or cease manufacturing such products or selling them to us at any time. If we are unable to obtain a sufficient quantity of these components on commercially reasonable terms or in a timely manner, or if we are unable to obtain alternative sources for these components, sales of our products could be delayed or halted entirely, or we may be required to redesign our products. Quality or performance failures of our products or changes in our contractors’ or vendors’ financial or business condition could disrupt our ability to supply quality products to our customers. Any of these events could result in lost sales and damage to our end-customer relationships, which would adversely impact our business, financial condition and results of operations.
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
We market and sell our products through both our direct sales force and our channel partners, including distributors, value-added resellers, system integrators and OEM partners, and in conjunction with various technology partners. Significant customers are those that represent more than 10% of our total net revenue during the period or net accounts receivable balance at each respective balance sheet date. As of December 31, 2022, we had two customers who represented 28% and 16% of total accounts receivable. As of December 31, 2021, we had three customers who represented 37%, 13% and 12% of total accounts receivable. For the year ended December 31, 2022, there were two customers who represented 26% and 16% of our total revenue. For the years ended December 31, 2021 and 2020, there was one customer who represented 15% and 22% of our total revenue, respectively.

Cash and Cash Equivalents
We consider all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with various financial institutions and highly liquid investments in money market funds. Interest is accrued as earned. As of December 31, 2022 and 2021, we had restricted cash of $4.3 million and $4.2 million respectively, and that primarily included $4.0 million pledged as collateral representing a security deposit required for a facility lease. Our restricted cash is classified as other assets in the accompanying consolidated balance sheets.
Marketable Securities
We classify all highly liquid investments in debt securities with maturities of greater than three months at the date of purchase as marketable securities. We have classified and accounted for our marketable debt and equity securities as available-for-sale. We determine the appropriate classification of these investments at the time of purchase and reevaluate such designation at each balance sheet date. We may or may not hold securities with stated maturities greater than 12 months until maturity. After consideration of our risk versus reward objectives, as well as our liquidity requirements, we may sell these securities prior to their stated maturities. As we view these securities as available to support current operations, we classify securities with maturities beyond 12 months as current assets under the caption marketable securities in the accompanying consolidated balance sheets. We carry these securities at fair value. For marketable debt securities, we report the unrealized gains and losses, net of taxes, as a component of stockholders’ equity. For marketable equity securities, we report the unrealized gains and losses in other income (expense), net on the Consolidated Statements of Operations. We determine the cost of the debt investment sold based on an average cost basis at the individual security level, and record the interest income in other income, net in the accompanying consolidated statements of operations. We determine any realized gains or losses on the sale of marketable securities using the specific identification method, and record such gains and losses in other income, net in the accompanying consolidated statements of operations.
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
Inventory Valuation and Contract Manufacturer/Supplier Liabilities
Inventories primarily consist of finished goods and strategic components, primarily integrated circuits. Inventories are stated at the lower of cost (computed using the first-in, first-out method) and net realizable value. Manufacturing overhead costs and inbound shipping costs are included in the cost of inventory.  We record a provision when inventory is determined to be in excess of anticipated demand, or obsolete, to adjust inventory to its estimated realizable value. For the years ended December 31, 2022, 2021 and 2020, we recorded charges of $71.4 million, $61.8 million and $50.5 million, respectively, within cost of product revenue for inventory write-downs.
Our contract manufacturers procure components and assemble products on our behalf based on our forecasts. We record a liability and a corresponding charge for non-cancellable, non-returnable purchase commitments with our contract manufacturers or suppliers for quantities in excess of our demand forecasts or that are considered obsolete due to manufacturing and engineering change orders resulting from design changes. For the years ended December 31, 2022 and 2020, we recorded charges of $43.7 million and $14.9 million, respectively, within cost of product revenue for such liabilities with our contract manufacturers and suppliers. For the year ended December 31, 2021, we did not incur any losses on such liabilities.
We use significant judgment in establishing our forecasts of future demand and obsolete material exposures. These estimates depend on our assessment of current and expected orders from our customers, product development plans and current sales levels. In addition, industry-wide supply chain shortages have resulted in extended lead times for components and have required us to extend the time horizon of our demand forecasts and increase our purchase commitments for long lead time components. If actual market conditions are less favorable than those projected by management, which may be caused by factors within and/or outside of our control, we may be required to increase our inventory write-downs and liabilities to our contract manufacturers and suppliers, which could have an adverse impact on our gross margins and profitability. We regularly evaluate our exposure for inventory write-downs and adequacy of our contract manufacturer and supplier liabilities.
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
Our lease agreements may contain lease and non-lease components, which are combined and accounted for as a single lease component. We also have elected to apply the short-term lease measurement and recognition exemption in which ROU assets and lease liabilities are not recognized for leases with terms of 12 months or less.
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
Goodwill and Acquired Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. The Company has one reporting unit and tests goodwill for impairment at least annually in the fourth quarter or more frequently if indicators of potential impairment exist. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If the reporting unit does not pass the qualitative assessment, a quantitative test is performed by comparing the fair value of our reporting unit with its carrying amount. We would recognize an impairment loss for the amount by which the carrying amount exceeds the fair value. There were no impairment charges in any of the periods presented in the consolidated financial statements. See Note 4. Acquisition, Goodwill and Acquisition-Related Intangible Assets for additional information.
Acquired intangible assets are carried at cost less accumulated amortization. All acquired intangible assets have been determined to have definite lives and are amortized on a straight-line basis over their estimated useful lives, ranging from one to eight years. Acquired intangible assets are reviewed for impairment under the long-lived asset model described below. There were no impairment charges in any of the periods presented in the consolidated financial statements. See Note 4. Acquisition, Goodwill and Acquisition-Related Intangible Assets for additional information.

Investments in Privately-Held Companies
Our equity investments in privately-held companies without readily determinable fair values are measured using the measurement alternative, defined by ASC 321 - Investments-Equity Securities as cost, less impairments, and remeasured based on observable price changes from orderly transactions of identical or similar securities of the same issuer. Any adjustments resulting from impairments and/or observable price changes are recorded within other income, net in our consolidated statements of operations. This election is reassessed each reporting period to determine whether investments in privately-held companies have a readily determinable fair value, in which case they would no longer be eligible for this election. The Company did not hold investments in privately-held companies whose fair value was readily determinable as of December 31, 2022 and 2021.
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

Assets Recognized from Costs to Obtain a Contract with a Customer
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales commissions earned by our sales force meet the requirements for capitalization. These costs are deferred and then amortized over a period of benefit that we have determined to be five years. Total capitalized costs to obtain a contract are included in other current and long-term assets on our consolidated balance sheets. As of December 31, 2022 and 2021, total capitalized costs to obtain contracts were $13.1 million and $11.5 million, respectively.
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
Stock-based compensation costs for stock options and restricted stock units ("RSUs") are recognized on a straight-line basis over the requisite service period, which is generally two to five years. The Company has granted RSUs that vest upon the satisfaction of both service-based and performance-based conditions ("PRSUs"). The service-based condition for these awards is generally satisfied over four years. The performance-based conditions are satisfied upon achieving specified performance targets, such as financial or operating metrics. We record stock-based compensation expense for performance-based equity awards on an accelerated attribution method over the requisite service period, and only if performance-based conditions are considered probable to be satisfied.
See Note 6. Stockholders' Equity and Stock-Based Compensation for a detailed discussion of the Company’s stock plans, assumptions to the valuation techniques, and stock-based compensation expense.
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
Recently Adopted Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires companies to recognize and measure contract assets and contract liabilities relating to contracts with customers that are acquired in a business combination in accordance with ASC 606. Under previous GAAP, an acquirer generally recognized assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 results in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted this ASU as of January 1, 2022 on a prospective basis and the adoption impact was immaterial to the consolidated financial statements.
Recent Accounting Pronouncements Not Yet Effective
We believe that all recently issued accounting pronouncements from the FASB will not have a material impact on its Consolidated Financial Statements or do not apply to its operations.
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

	December 31, 2022				December 31, 2021
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Financial Assets:
Cash Equivalents:
Money market funds	$322,294	$—	$—	$322,294	$221,382	$—	$—	$221,382
Commercial paper	—	5,422	—	5,422	—	—	—	—
Agency securities	—	17,559	—	17,559	—	—	—	—
U.S. government notes	51,986	—	—	51,986	—	—	—	—
	374,280	22,981	—	397,261	221,382	—	—	221,382
Marketable Securities:
Commercial paper	—	—	—	—	—	141,274	—	141,274
Certificates of deposits (1)	—	10,492	—	10,492	—	44,931	—	44,931
U.S. government notes	993,955	—	—	993,955	1,057,810	—	—	1,057,810
Corporate bonds	—	1,113,134	—	1,113,134	—	1,252,226	—	1,252,226
Agency securities	—	215,380	—	215,380	—	291,261	—	291,261
Marketable equity securities(2)	19,061	—	—	19,061	—	—	—	—
	1,013,016	1,339,006	—	2,352,022	1,057,810	1,729,692	—	2,787,502
Other Assets:
Money market funds - restricted	4,271	—	—	4,271	4,237	—	—	4,237
Total Financial Assets	$1,391,567	$1,361,987	$—	$2,753,554	$1,283,429	$1,729,692	$—	$3,013,121
______________________________________
(1) As of December 31, 2022 and 2021, all of our certificates of deposits were domestic deposits.
(2) The $19.1 million represents the fair value of marketable equity securities as of December 31, 2022. This amount includes $8.3 million that was reclassified from Investments on our consolidated balance sheet following the commencement of public market trading of the issuer in January 2022. This publicly-traded equity investment generated an unrealized gain of $10.7 million for the year ended December 31, 2022. The unrealized gains and losses are included in Other income (expense), net on the Consolidated Statements of Operations. Refer to Note 3. Financial Statements Details.
During the year ended on December 31, 2022, the Company did not make any transfers between the levels of the fair value hierarchy.
    Marketable debt securities
    The following table summarizes the amortized cost, unrealized gains and losses, and fair value of our debt securities measured at fair value on a recurring basis (in thousands):

	December 31, 2022				December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$—	$—	$—	$—	$141,274	$—	$—	$141,274
U.S. government	1,007,175	3	(13,223)	993,955	1,060,716	3	(2,909)	1,057,810
Corporate bonds	1,125,920	271	(13,057)	1,113,134	1,255,149	105	(3,028)	1,252,226
Agency securities	217,893	83	(2,596)	215,380	291,558	36	(333)	291,261
Total	$2,350,988	$357	$(28,876)	$2,322,469	$2,748,697	$144	$(6,270)	$2,742,571
For debt securities in unrealized loss positions, it is not likely that we will be required to sell such securities before recovery of their amortized cost basis nor do we have the intent to sell such securities before maturity; we invest in debt securities that have maximum maturities of two years and are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these marketable securities, the more susceptible they are to changes in market interest rates and bond yields. Given the short-term and conservative nature of our portfolio, the unrealized losses are not subject to credit risk; therefore, we did not recognize any credit losses or non-credit-related impairments related to our available-for-sale marketable debt securities for the years ended December 31, 2022, December 31, 2021 and December 31, 2020. All unrealized losses were recognized in other comprehensive income (loss). Realized losses were immaterial for the years ended December 31, 2022, December 31, 2021 and December 31, 2020.
    The following table is an analysis of our marketable debt securities in unrealized loss positions (in thousands):

	December 31, 2022
	Unrealized Losses within 12 months		Unrealized Losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government notes	$245,588	$(5,603)	$413,112	$(7,620)	$658,700	$(13,223)
Corporate bonds	510,603	(7,137)	479,727	(5,920)	990,330	(13,057)
Agency securities	55,687	(804)	78,548	(1,792)	134,235	(2,596)
Total	$811,878	$(13,544)	$971,387	$(15,332)	$1,783,265	$(28,876)
As of December 31, 2022, we had no marketable debt securities with contractual maturities that exceed 24 months. The fair values of marketable debt securities, by remaining contractual maturities, are as follows (in thousands):

December 31, 2022
Due in 1 year or less	$1,664,174
Due in 1 year through 2 years	658,295
Total marketable securities	$2,322,469
The weighted-average remaining duration of our marketable debt securities is approximately 0.6 years as of December 31, 2022.
Assets measured at fair value on a non-recurring basis
    Non-Marketable Equity Securities

    We have non-marketable equity securities in privately-held companies that do not have readily-determinable fair values. These equity securities are included in Investments on the consolidated balance sheets. Their initial cost is adjusted to fair value on a non-recurring basis based on observable price changes from orderly transactions of identical or similar securities of the same issuer, or for impairment. These investments are classified within Level III of the fair value hierarchy as we estimate the value based on valuation methods using the observable transaction price at the transaction date and other significant unobservable inputs, such as volatility, rights, and obligations related to these securities. In addition, the valuation requires management judgment due to the absence of market price and lack of liquidity.
    We did not record any realized gains or losses for our non-marketable equity securities during the years ended December 31, 2022 and December 31, 2021. We recorded unrealized gains of $16.7 million on non-marketable equity securities based on observable price changes from orderly transactions of identical or similar securities in the year ended December 31, 2022. We recorded immaterial unrealized losses in the year ended December 31, 2022. We did not record any unrealized gains or losses on non-marketable equity securities in the year ended December 31, 2021. We evaluate our non-marketable equity securities for impairment at each reporting period via a qualitative assessment with various potential impairment indicators, including, but not limited to, an assessment of a significant adverse change in the economic environment, significant adverse changes in the general market condition of the geographies and industries in which our investees operate, and other publicly-available information that affected the value of the non-marketable equity securities.
    The following table summarizes the activity related to our non-marketable equity securities as of December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022	December 31, 2021
Cost of investments (1)	$23,625	$14,933
Cumulative impairment and downward adjustments	(888)	—
Cumulative upward adjustments (1)	16,731	5,314
Carrying amount of investments	$39,468	$20,247
(1) During the year ended December 31, 2022, $3.0 million previously included in the Cost of investments and $5.3 million previously included in the Cumulative upward adjustment, or $8.3 million in aggregate, were reclassified from Investments to Marketable securities on our consolidated balance sheet following the commencement of public market trading of the issuer. There was no such activity in the year ended December 31, 2021.

3.    Financial Statements Details
Cash, Cash Equivalents and Restricted Cash
The reconciliation of cash, cash equivalents and restricted cash reported in the accompanying consolidated balance sheets to the total of the same such amounts in the accompanying consolidated statements of cash flows is as follows (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$671,707	$620,813
Restricted cash included in other assets	4,271	4,237
Total cash, cash equivalents and restricted cash	$675,978	$625,050
Accounts Receivable, net
Accounts receivable, net consists of the following (in thousands):

	December 31,
	2022	2021
Accounts receivable	$928,490	$521,597
Allowance for doubtful accounts	(19)	(132)
Product sales rebate and returns reserve	(5,375)	(4,956)
Accounts receivable, net	$923,096	$516,509
Product Sales Rebate and Returns Reserve
Activities in the product sales rebate and returns reserve consist of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at the beginning of year	$4,956	$3,838	$5,522
Additions charged against revenue	4,060	7,104	9,454
Consumption	(3,641)	(5,986)	(11,138)
Balance at the end of year	$5,375	$4,956	$3,838
Inventories
Inventories consist of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$759,519	$316,737
Finished goods	530,187	333,380
Total inventories	$1,289,706	$650,117

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2022	2021
Inventory deposits	$162,047	$46,311
Other current assets	124,357	172,893
Other prepaid expenses and deposits	27,813	18,531
Total prepaid expenses and other current assets	$314,217	$237,735
Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2022	2021
Land	$41,500	$40,145
Equipment and machinery	122,407	90,915
Computer hardware and software	52,148	44,083
Furniture and fixtures	3,575	3,634
Leasehold improvements	30,102	30,502
Construction-in-process	2,124	2,378
Property and equipment, gross	251,856	211,657
Less: accumulated depreciation	(156,847)	(133,023)
Property and equipment, net	$95,009	$78,634
Depreciation expense was $25.6 million, $19.5 million and $20.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Accrued compensation-related costs	$117,053	$99,571
Supplier Liability	71,481	28,203
Accrued manufacturing costs	45,379	52,010
Accrued product development costs	27,380	22,188
Accrued warranty costs	15,510	10,414
Other	15,684	14,257
Total accrued liabilities	$292,487	$226,643

Warranty Accrual
The following table summarizes the activity related to our accrued liability for estimated future warranty costs (in thousands):

	Year Ended December 31,
	2022	2021
Warranty accrual, beginning of year	$10,414	$9,314
Liabilities accrued for warranties issued during the year	19,437	12,659
Warranty costs incurred during the year	(14,341)	(11,559)
Warranty accrual, end of year	$15,510	$10,414
Contract Assets
The following table summarizes the beginning and ending balances of our contract assets (in thousands):

	Year Ended December 31,
	2022	2021
Contract assets, beginning balance	$24,388	$16,380
Contract assets, ending balance	11,055	24,388
Contract Liabilities, Deferred Revenue and Other Performance Obligations
Contract Liabilities
A contract liability is recognized when we have received customer payments in advance of our satisfaction of a performance obligation under a cancellable contract. The following table summarizes the activity related to our contract liabilities (in thousands):

	Year Ended December 31,
	2022	2021
Contract liabilities, beginning balance	$93,382	$85,957
Less: Revenue recognized from beginning balance	(37,680)	(34,177)
Less: Beginning balance reclassified to deferred revenue	(2,693)	(1,945)
Add: Contract liabilities recognized	50,439	43,547
Contract liabilities, ending balance	$103,448	$93,382
As of December 31, 2022 and 2021, $45.2 million and $38.7 million, respectively, of our contract liabilities were recorded within other current liabilities with the remaining balance recorded within other long-term liabilities in the accompanying consolidated balance sheets.

Deferred Revenue
Deferred revenue is comprised mainly of unearned revenue related to multi-year PCS contracts, services and product deferrals related to acceptance clauses. The following table summarizes the activity related to our deferred revenue (in thousands):

Year Ended December 31, 2022
Deferred revenue, beginning balance	$929,312
Less: Revenue recognized from beginning balance	(583,787)
Add: Deferral of revenue in current period, excluding amounts recognized during the period	695,721
Deferred revenue, ending balance	$1,041,246
Other Performance Obligations
Other performance obligations totaling $1.1 billion include unbilled contract revenue for services and products that will be recognized in future periods. As of December 31, 2022, other performance obligations included $117.6 million of unbilled multi-year PCS contract amounts that will be recognized as revenue in future periods. In addition, as of December 31, 2022 the company had entered into $961.0 million of binding contractual agreements with certain customers that are primarily related to future product shipments.
Revenue from Remaining Performance Obligations
Revenue from remaining performance obligations of $2.2 billion represents contract liabilities, deferred revenue and other performance obligations that will be recognized in future periods. As of December 31, 2022, approximately $1.3 billion of revenue is expected to be recognized from remaining performance obligations, of which approximately 81% is expected to be recognized over the next two years and approximately 19% is expected to be recognized during the third to the fifth year. These amounts do not include the $961.0 million of binding contractual agreements related primarily to future product shipments outlined above. As of December 31, 2022, it is expected that the majority of the amounts allocated to these specific performance obligations will be recognized as revenue upon product shipment over the next two years; however, given the current uncertain supply chain environment, we may experience manufacturing and shipment delays or cancellations related to these performance obligations, which could impact revenue recognition.
Other Income, Net
Other income, net consists of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Other income (expense), net:
Interest income	$27,556	$7,215	$27,139
Unrealized gain on equity investments	27,479	—	4,164
Other income (expense)	(345)	(1,075)	7,876
Total other income, net	$54,690	$6,140	$39,179

4.    Acquisition, Goodwill and Acquisition-Related Intangible Assets
Acquisitions
    During the year ended December 31, 2022, we completed two acquisitions of private companies for total consideration of $158.9 million, including $4.0 million in common stock and the remainder in cash. The purchase prices included $62.3 million of intangible assets, $77.5 million of goodwill and $19.1 million of net tangible assets acquired. We also incurred certain acquisition-related expenses of $4.7 million, which primarily consisted of retention bonuses to continuing employees as well as professional and consulting fees.
    The intangible assets are amortized on a straight-line basis over their estimated useful lives, as we believe this method most closely reflects the pattern in which the economic benefits of the assets will be consumed. The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands, except years):

	Acquisition Date Fair Value	Weighted Average Estimated Useful Life (in years)
Developed technology	$30,200	5.7
Customer relationships	28,700	7.0
Trade name	3,400	3.0
Total intangible assets acquired	$62,300
Goodwill
The changes in the carrying values of goodwill for the years ended December 31, 2022 and 2021 are as follows (in thousands):

Amount
Balance at December 31, 2020	$189,696
Escrow receipts from past acquisitions	(1,299)
Balance at December 31, 2021	188,397
Additions related to current year acquisitions	85,048
Measurement-period adjustments	(7,521)
Balance at December 31, 2022	$265,924
The Company performed an annual test for goodwill impairment in the fourth quarter of the fiscal years ended December 31, 2022 and 2021 and determined that goodwill was not impaired.

Acquisition-Related Intangible Assets
The following table presents details of our acquisition-related intangible assets as of December 31, 2022 and 2021 (in thousands, except for years):

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount		Weighted Average Remaining Useful Life (in years)
	December 31, 2021	Additions	December 31, 2022	December 31, 2021	Amortization	December 31, 2022	December 31, 2021	December 31, 2022
Developed technology	$124,730	$30,200	$154,930	$(53,663)	$(25,373)	$(79,036)	$71,067	$75,894	4.4
Customer relationships	25,920	28,700	54,620	(7,899)	(6,198)	(14,097)	18,021	40,523	5.7
Trade name	8,990	3,400	12,390	(4,693)	(1,909)	(6,602)	4,297	5,788	2.6
Others	5,720	—	5,720	(5,550)	(170)	(5,720)	170	—	0.0
Total	$165,360	$62,300	$227,660	$(71,805)	$(33,650)	$(105,455)	$93,555	$122,205	4.7
Amortization expense related to acquisition-related intangible assets was $33.7 million, $29.2 million and $24.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
As of December 31, 2022, future estimated amortization expense related to the acquired-related intangible assets is as follows (in thousands):

Years Ending December 31,	Future Amortization Expense
2023	$33,438
2024	26,759
2025	19,642
2026	17,260
2027	13,436
Thereafter	11,670
Total	$122,205

5.    Commitments and Contingencies
Operating Leases
We lease various offices and data centers in North America, Europe, Asia and Australia under non-cancellable operating lease arrangements that expire on various dates through 2028. Some of our leases include options to extend the term of such leases for a period from three months to up to 10 years and/or options to early terminate the leases. As of December 31, 2022, we did not include any such options in determining the lease terms because we were not reasonably certain that we would exercise these options.
The following table summarizes the supplemental balance sheet information related to our operating leases (in thousands):

	December 31, 2022	December 31, 2021
Right-of-use assets:
Operating lease right-of-use assets	$53,390	$65,182
Lease liabilities:
Operating lease liabilities, current (included in other current liabilities)	19,878	20,298
Operating lease liabilities, non-current	43,964	56,527
Total operating lease liabilities	$63,842	$76,825
The following table summarizes our lease costs (in thousands):

	Year Ended December 31,
	2022	2021
Operating lease costs:
Fixed lease costs	$24,134	$23,230
Variable lease costs	8,682	7,781
Total operating lease costs	$32,816	$31,011
The operating lease costs in the table above include costs for long-term and short-term leases. Total short-term lease costs were immaterial. Fixed lease costs include expenses recognized for base rent payments on a straight-line basis. Variable lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments, and are excluded from the calculation of operating lease liabilities and ROU assets. For the years ended December 31, 2022 and 2021, cash paid for amounts associated with our operating lease liabilities were approximately $23.9 million and $22.3 million, respectively, which were classified as operating activities in the accompanying consolidated statements of cash flows.
Maturities of operating lease liabilities as of December 31, 2022 are presented in the table below (in thousands):

Years ending December 31,	Amount
2023	$22,541
2024	14,760
2025	11,682
2026	9,555
2027	8,101
2028 and thereafter	4,757
Total undiscounted operating lease payments (excluding non-lease components)	71,396
Less: imputed interest	(7,554)
Present value of operating lease payments as of December 31, 2022	$63,842

	December 31, 2022	December 31, 2021
Other information:
Weighted-average remaining lease term — operating leases	4.2 years	4.6 years
Weighted-average discount rate — operating leases	5.1%	5.0%
Purchase Commitments
We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf. A significant portion of our purchase orders to our contract manufacturers for finished products consists of non-cancellable purchase commitments. In addition, we purchase strategic component inventory from certain suppliers under non-cancellable purchase commitments, including integrated circuits, which are consigned to our contract manufacturers. As of December 31, 2022, we had non-cancellable purchase commitments of $3.7 billion, of which $2.9 billion have confirmed receipt dates within 12 months, and $0.8 billion have confirmed receipt dates greater than 12 months. These open purchase orders are considered enforceable and legally binding, and while we may have some limited ability to reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services, this can only occur with the agreement of the related supplier.
We also had deposits to our contract manufacturers to secure our purchase commitments in the amount of $192.5 million and $49.1 million as of December 31, 2022 and 2021, respectively, which were recorded within prepaid expenses and other current assets, as well as other assets in the consolidated balance sheets.
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

    We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2022, provisions recorded for contingent losses related to other claims and matters have not been significant. Based on currently-available information, management does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable, and believes these other matters are not likely, individually and in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows; however, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.
6.    Stockholders' Equity and Stock-Based Compensation
Stock Repurchase Programs
In April 2019, our board of directors authorized a $1.0 billion stock repurchase program (the "Repurchase Program"). This authorization allowed us to repurchase shares of our common stock over three years, and we completed our repurchases under the Repurchase Program during the fourth quarter of 2021. In the fourth quarter of 2021, our board of directors authorized an additional $1.0 billion stock repurchase program (the “New Repurchase Program”). This authorization allows us to repurchase shares of our common stock and will be funded from working capital. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchases, 10b5-1 trading plans, or a combination of the foregoing. The New Repurchase Program commenced in fourth quarter of 2021, and expires on the three-year anniversary thereof. The New Repurchase Program does not obligate us to acquire any of our common stock and may be suspended or discontinued by us at any time without prior notice. As of December 31, 2022, the remaining authorized amount for stock repurchases under this program was approximately $256.8 million.
A summary of the stock repurchase activities for the years ended December 31, 2022 and 2021 is as follows as adjusted to give effect to the Stock Split (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021
Aggregate purchase price	$670,287	$411,645
Shares repurchased	6,461	4,537
Average price paid per share	$103.74	$90.73
The aggregate purchase price of repurchased shares of our common stock is recorded as a reduction to retained earnings in our consolidated statements of stockholders' equity. All shares repurchased have been retired.
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
Awards granted under the 2014 Plan could be in the form of Incentive Stock Options (“ISOs”), Nonstatutory Stock Options (“NSOs”), Restricted Stock Units (“RSUs”), Restricted Stock Awards (“RSAs”) or Stock Appreciation Rights (“SARs”). The number of shares available for grant and issuance under the 2014 Plan increases automatically on January 1 of each year commencing with 2016 by the number of shares equal to 3% of the outstanding shares of our common stock on the immediately preceding December 31, but not to exceed 50,000,000 shares (the “2014 Plan Evergreen Increase”), unless the board of directors, in its discretion, determines to make a smaller increase. Effective January 1, 2022, our board of directors authorized an increase of 9.2 million shares for future issuance under the 2014 Plan. As of December 31, 2022, there remained approximately 92.0 million shares available for issuance under the 2014 Plan. Furthermore, in February, 2023, our board of directors authorized an increase of 9.2 million shares for future issuance under the 2014 Plan effective January 1, 2023.

2014 Employee Stock Purchase Plan
In April 2014, the board of directors and stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on the first day that our common stock was publicly traded. The number of shares reserved for issuance under the ESPP increases automatically on January 1 of each year by the number of shares equal to 1% of our shares outstanding immediately preceding December 31, but not to exceed 10,000,000 shares, unless the board of directors, in its discretion, determines to make a smaller increase. Effective January 1, 2022, our board of directors authorized an increase of 3.1 million shares for future issuance under the ESPP. As of December 31, 2022, there remained 20.6 million shares available for issuance under the ESPP. Furthermore, in February, 2023, our board of directors authorized an increase of 3.1 million shares for future issuance under the ESPP effective January 1, 2023.
Under our ESPP, eligible employees are permitted to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date. Each offering period lasts approximately two years starting on the first trading date after February 15 and August 15 of each year, and includes purchase dates every six months on or after February 15 and August 15 of each year. Participants may purchase shares of common stock through payroll deductions up to 10% of their eligible compensation, subject to Internal Revenue Service mandated purchase limits.
During the year ended December 31, 2022, we issued 485,303 shares at an average purchase price of $50.37 under our ESPP.
Stock Option Activities
The following table summarizes the option activities and related information (in thousands, except years and per share amounts):

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—December 31, 2021	8,685	$12.45	2.8	$1,140,369
Options granted	—	—
Options exercised	(2,736)	8.76
Options canceled	(180)	15.70
Balance—December 31, 2022	5,769	$14.09	2.0	$618,774
Vested and exercisable—December 31, 2022	5,276	$11.88	1.7	$577,583
We did not grant any stock options during the years ended December 31, 2022 and 2021. The weighted-average grant-date fair value of options granted during the year ended December 31, 2020 was $46.24 per share. The aggregate intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $311.7 million, $410.9 million and $245.9 million, respectively. The total fair value of options vested for the years ended December 31, 2022, 2021 and 2020 was approximately $16.6 million, $25.3 million and $20.0 million, respectively.

Restricted Stock Unit (RSU) Activities
The following table summarizes the RSU activities and related information (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested balance—December 31, 2021	7,821	$70.98
RSUs and PRSUs granted	3,668	101.35
RSUs and PRSUs vested	(2,658)	65.51
RSUs and PRSUs forfeited/canceled	(471)	78.28
Unvested balance—December 31, 2022	8,360	$85.83
The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2022, 2021 and 2020 was $101.35, $93.18 and $54.11 per share, respectively. The total fair value of RSUs vested for the years ended December 31, 2022, 2021 and 2020 was approximately $174.0 million, $120.4 million, and $85.4 million, respectively.
Stock-Based Compensation Expense
The following table summarizes the stock-based compensation expense related to our equity awards (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$9,688	$7,444	$6,272
Research and development	130,897	99,770	79,913
Sales and marketing	57,571	46,521	34,944
General and administrative	32,778	33,140	15,913
Total stock-based compensation	$230,934	$186,875	$137,042
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
Stock Options
We did not grant any stock options in the year ended December 31, 2022 and 2021. For the year ended December 31, 2020, the fair value of each stock option granted under our plans was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Year Ended December 31,
2020
Expected term (in years)	5.0
Risk-free interest rate	0.4%
Expected volatility	43.5%
Dividend rate	—%

ESPP
The following table summarizes the assumptions relating to our ESPP:

	Year Ended December 31,
	2022	2021	2020
Expected term (in years)	1.3	1.2	1.6
Risk-free interest rate	3.0%	0.1%	0.4%
Expected volatility	43.5%	40.2%	45.1%
Dividend rate	—%	—%	—%
As of December 31, 2022, there were $616.0 million of unrecognized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 3.3 years.

7.    Net Income Per Share
Basic net income per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding during the period, including potential common shares assuming the dilutive effect of outstanding stock options, restricted stock units, and the employee stock purchase plan using the treasury stock method. Potential common shares whose effect would have been antidilutive are excluded from the computation of diluted net income per share. The following table sets forth the computation of our basic and diluted net income per share attributable to common stockholders, as adjusted to give effect to the Stock Split (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Net income	$1,352,446	$840,854	$634,557
Basic weighted-average shares outstanding	306,473	306,512	303,936
Add weighted-average effects of dilutive securities:
Stock options and RSUs	9,876	12,464	13,848
Employee stock purchase plan	110	262	76
Diluted weighted-average shares outstanding	316,459	319,238	317,860
Net income per share:
Basic	$4.41	$2.74	$2.09
Diluted	$4.27	$2.63	$2.00
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share attributable to common stockholders because their effects would have been anti-dilutive for the periods presented, as adjusted to give effect to the Stock Split (in thousands):

	Year Ended December 31,
	2022	2021	2020
Stock options and RSUs	302	298	1,380
Employee stock purchase plan	200	37	332
Total	502	335	1,712

8.    Income Taxes
The components of income before provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$1,260,614	$737,620	$621,838
Foreign	321,182	193,259	117,025
Income before income taxes	$1,581,796	$930,879	$738,863
The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current provision for income taxes:
Federal	$359,158	$137,203	$78,843
State	76,321	38,478	21,135
Foreign	38,250	13,391	12,891
Total current	473,729	189,072	112,869
Deferred tax expense (benefit):
Federal	(219,568)	(98,534)	(17,592)
State	(34,689)	(16,289)	(849)
Foreign	9,878	15,776	9,878
Total deferred tax expense (benefit)	(244,379)	(99,047)	(8,563)
Total provision for income taxes	$229,350	$90,025	$104,306
The reconciliation of the statutory federal income tax rate and our effective income tax rate is as follows (in percentages):

	Year Ended December 31,
	2022	2021	2020
U.S. federal statutory income tax rate	21.00%	21.00%	21.00%
State tax, net of federal benefit	2.09	1.89	2.23
Taxes on foreign earnings differential	(2.24)	(2.13)	(0.92)
Tax credits	(2.24)	(2.70)	(2.64)
Change in valuation allowance	—	0.01	(0.18)
Stock-based compensation	(4.07)	(8.32)	(5.65)
Acquisition and integration costs	0.05	0.03	0.27
Other, net	(0.09)	(0.11)	0.01
Effective tax rate	14.50%	9.67%	14.12%
The change in our effective tax rate was largely attributable to a decrease in the proportion of tax benefits attributable to stock-based compensation versus total pre-tax income. Excess tax benefits resulting from stock awards were $93.5 million, $105.8 million and $58.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Intangible assets	$355,521	$385,291
Reserves and accruals not currently deductible	63,517	34,648
Deferred revenue	182,594	146,745
Tax credits	100,284	85,390
Lease financing obligation	15,072	17,845
Capitalized research and development expenses	228,946	28,012
Stock-based compensation	25,480	19,760
Net operating losses	29,469	21,284
Other	8,721	3,430
Gross deferred tax assets	1,009,604	742,405
Valuation allowance	(132,689)	(109,985)
Total deferred tax assets	876,915	632,420
Deferred tax liabilities:
US tax on foreign earnings	(286,625)	(302,746)
Right of use asset	(12,383)	(14,892)
Other	(3,037)	(1,561)
Total deferred tax liabilities	(302,045)	(319,199)
Net deferred tax assets	$574,870	$313,221
The following table presents the breakdown between non-current deferred tax assets and liabilities (in thousands):

	December 31,
	2022	2021
Deferred tax assets, non-current	$574,912	$442,295
Deferred tax liabilities, non-current	(42)	(129,074)
Total net deferred tax assets	$574,870	$313,221
Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. We believe, more likely than not, that we will have sufficient taxable income after deductions related to share-based awards to utilize our remaining deferred tax assets, with the exception of California, Canada, and U.K. deferred tax assets. In 2022, we increased our R&D tax credit carryforwards and capitalization in California and Canada, and increased our NOL carryforward in the U.K., which resulted in an increase of our valuation allowance on our deferred tax assets by $22.7 million. Therefore, we recorded a valuation allowance of $132.7 million and $110.0 million as of December 31, 2022 and 2021, respectively, against California, Canada, and U.K. deferred tax assets, since it is more likely than not that these assets will not be recognized.
As of December 31, 2022, we had $264.5 million and $134.7 million of net operating loss carryforwards for federal and state income tax purposes, respectively, from acquisitions, including Untangle Holdings, and Pluribus Networks, which were acquired in 2022. These federal and state losses will begin to expire in 2028 and 2029, respectively. For foreign jurisdictions, we had combined foreign net operating loss carryforwards of $14.8 million, which do not expire.
We had a federal credit of $2.8 million from acquisitions, which will begin to expire in 2037, and a California state credit of $180.7 million, which can be carried over indefinitely. For foreign jurisdictions, we had $0.6 million of Canadian scientific research and experimental development tax credit carry-forwards, which will begin to expire in 2034.
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
Uncertain Tax Positions
We recognize uncertain tax positions only to the extent that management believes that it is more likely than not that the position will be sustained. The reconciliation of the beginning and ending amount of gross unrecognized tax benefits as of December 31, 2022, 2021 and 2020 is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Gross unrecognized tax benefits—beginning balance	$114,813	$92,500	$93,806
Increases related to tax positions taken in a prior year	1,566	2,476	3,103
Increases related to tax positions taken during current year	25,355	21,104	20,274
Decreases related to tax positions taken in a prior year	(3,781)	(853)	(18,029)
Decreases related to lapse of statute of limitations	(596)	(414)	(6,654)
Gross unrecognized tax benefits—ending balance	$137,357	$114,813	$92,500
As of December 31, 2022, 2021 and 2020, the total amount of gross unrecognized tax benefits was $137.4 million, $114.8 million and $92.5 million, respectively, of which $79.3 million, $60.9 million and $44.7 million would affect our effective tax rate if recognized.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2022 and 2021, the net expense for interest and penalties and the recognized liability for interest and penalties were not material. As of December 31, 2022 and 2021, we recognized a liability for interest and penalties of $6.4 million and $3.6 million, respectively.
The statute of limitations for Federal and most states remains open for 2017 and forward. Some states have net operating loss and tax credit carryforwards, and therefore remain open to examination. The majority of our foreign tax returns are open to audit under the statute of limitations of the respective foreign countries, where the subsidiaries are located. It is possible that the amount of existing gross unrecognized tax benefits may decrease within the next 12 months by up to $17.9 million as a result of statute of limitation lapses or payments to tax authorities in certain jurisdictions.
9.    Geographical Information
We operate as one reportable segment. The following table represents revenue based on customers' shipping addresses (in thousands):

	Year Ended December 31,
	2022	2021	2020
Americas	$3,462,621	$2,156,183	$1,771,992
Europe, Middle East and Africa	529,800	486,836	326,729
Asia Pacific	388,889	305,018	218,791
Total revenue	$4,381,310	$2,948,037	$2,317,512

Long-lived assets, excluding intercompany receivables, investments in subsidiaries, investments in privately-held companies and deferred tax assets, net by location are summarized as follows (in thousands):

	December 31,
	2022	2021
United States	$71,540	$62,163
International	23,469	16,471
Total	$95,009	$78,634

10.    Post-Employment Benefits
We have a 401(k) Plan that covers substantially all of our employees in the U.S. Effective January 1, 2017, we have elected to match 100% of employees' contributions up to a maximum of 3% of an employee's annual salary. Matching contributions are immediately vested. For the years ended December 31, 2022, 2021 and 2020, we contributed approximately $12.4 million, $9.8 million and $7.4 million for the matching contributions, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities and Exchange Act of 1934, as amended, that occurred during the year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 framework). Based on that assessment, management concluded that, as of December 31, 2022, its internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
The effectiveness of our internal control over financial reporting, as of December 31, 2022, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audits our Consolidated Financial Statements, as stated in their report included in Item 8 of this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2022.

Item 9B. Other Information
In February 2023, we extended the lease agreement of our corporate headquarters to 2026 and reduced the leased space to approximately 180,000 square feet. A copy of this amendments is filed as an Exhibit to this report.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 11. Executive Compensation
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions and Director Independence
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14. Principal Accountant Fees and Services
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
3.Exhibits
The exhibits listed in the following Exhibit Index are filed or incorporated by reference into this report:

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36468	3.1	8/8/2014
3.2	Amended and Restated Bylaws of Arista Networks, Inc. dated October 20, 2022	8-K	001-36468	3.1	10/25/2022
4.1	Form of the Registrant's common stock certificate.	S-1/A	333-194899	4.1	4/21/2014
4.2	Description of Registrant’s securities registered under Section 12 of the Exchange Act					✓
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	10-Q	001-36468	10.1	11/1/2019
10.2 †	2004 Equity Incentive Plan.	S-1	333-194899	10.2	3/31/2014
10.3 †	2011 Equity Incentive Plan.	S-1	333-194899	10.3	3/31/2014
10.4 †	2014 Equity Incentive Plan.	S-1/A	333-194899	10.4	5/27/2014
10.5 †	2014 Employee Stock Purchase Plan.	10-K	001-36468	10.5	3/12/2015
10.6 †	Offer Letter, dated October 17, 2004, by and between the Registrant and Kenneth Duda.	S-1	333-194899	10.6	3/31/2014
10.7 †	Offer Letter, dated June 8, 2007, by and between the Registrant and Anshul Sadana.	S-1	333-194899	10.7	3/31/2014
10.8 †	Offer Letter, dated August 1, 2008, by and between the Registrant and Jayshree Ullal.	S-1	333-194899	10.8	3/31/2014
10.9 †	Offer Letter, dated March 27, 2013, by and between the Registrant and Charles Giancarlo.	S-1	333-194899	10.9	3/31/2014
10.11	Lease between Arista Networks, Inc. and The Irvine Company LLC, dated August 10, 2012, as amended on February 28, 2013.	S-1	333-194899	10.15	3/31/2014
10.12	Second Amendment to Lease, by and between Arista Networks, Inc. and The Irvine Company LLC, dated July 30, 2014.	10-Q	001-36468	10.1	8/8/2014
10.13	License Agreement, dated November 30, 2004, by and between the Registrant and OptumSoft, Inc.	S-1	333-194899	10.16	3/31/2014
10.14‡	Manufacturing Services Letter Agreement, dated February 5, 2007, between the Registrant and Jabil Circuit, Inc.	S-1	333-194899	10.17	3/31/2014
10.15 †	Employee Incentive Plan.	S-1/A	333-194899	10.21	4/21/2014
10.16 †	Offer Letter, dated May 18, 2015, by and between the Registrant and Ita Brennan.	8-K	001-36468	10.1	5/14/2015
10.17 †	Severance Agreement, effective May 18, 2015, by and between the Registrant and Ita Brennan.	8-K	001-36468	10.2	5/14/2015
10.18 †	2015 Global Sales Incentive Plan.	10-Q	001-36468	10.3	5/5/2016
10.19 †	Offer letter, dated January 2, 2013, by and between the Registrant and Marc Taxay.	10-Q	001-36468	10.1	5/8/2017
10.20 †	Severance Agreement, dated March 30, 2015, by and between the Registrant and Marc Taxay.	10-Q	001-36468	10.2	5/8/2017
10.21 †	Offer letter, dated February 14, 2017, by and between the Registrant and John McCool.	10-Q	001-36468	10.3	5/8/2017
10.22 †	Severance Agreement, dated March 20, 2017, by and between the Registrant and John McCool.	10-Q	001-36468	10.4	5/8/2017
10.23 ‡	Term Sheet of Mutual Release and Settlement Agreement, dated August 6, 2018, between the Registrant and Cisco Systems, Inc.	10-Q	001-36468	10.1	11/5/2018
10.24 ‡	Mutual Release and Settlement Agreement, dated August 6, 2018, by and between the Registrant and Cisco Systems, Inc.	10-K	001-36468	10.24	2/15/2019
10.25 †	Awake Security, Inc. 2014 Equity Incentive Plan	S-8	333-249591	99.1	10/22/2020

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.26	Third Amendment to Lease, by and between Arista Networks, Inc. and The SANTA CLARA GATEWAY I LLC, dated February 1, 2023	10-K	001-36468	10.1	2/13/2023
21.1	List of Subsidiaries of the Registrant.					✓
23.1	Consent of Independent Registered Public Accounting Firm.					✓
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					✓
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					✓
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					✓
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104.0	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)
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

ARISTA NETWORKS, INC.
(Registrant)
Dated:	February 13, 2023	By:	/s/ JAYSHREE ULLAL
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JAYSHREE ULLAL	President, Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2023
Jayshree Ullal
/s/ ITA BRENNAN	Chief Financial Officer (Principal Accounting and Financial Officer)	February 13, 2023
Ita Brennan
/s/ ANDY BECHTOLSHEIM	Founder, Chief Development Officer and Chairman of the Board of Directors	February 13, 2023
Andy Bechtolsheim
/s/ KELLY BATTLES	Director	February 13, 2023
Kelly Battles
/s/ LEWIS CHEW	Director	February 13, 2023
Lewis Chew
/s/ CHARLES GIANCARLO	Director	February 13, 2023
Charles Giancarlo
/s/ DAN SCHEINMAN	Director	February 13, 2023
Dan Scheinman
/s/ MARK TEMPLETON	Director	February 13, 2023
Mark Templeton
/s/ NIKOS THEODOSOPOULOS	Director	February 13, 2023
Nikos Theodosopoulos
/s/ YVONNE WASSENAAR	Director	February 13, 2023
Yvonne Wassenaar