Form 10-Q
period 2023-03-31
Arista Networks, Inc.
filed 2023-05-02
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of April 26, 2023 was 308,282,799.

ARISTA NETWORKS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ARISTA NETWORKS, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except par value)

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$956,341	$671,707
Marketable securities	2,374,789	2,352,022
Accounts receivable, net	862,875	923,096
Inventories	1,682,703	1,289,706
Prepaid expenses and other current assets	393,825	314,217
Total current assets	6,270,533	5,550,748
Property and equipment, net	97,157	95,009
Acquisition-related intangible assets, net	112,890	122,205
Goodwill	265,924	265,924
Investments	39,401	39,468
Operating lease right-of-use assets	64,003	53,390
Deferred tax assets	646,066	574,912
Other assets	47,092	73,754
TOTAL ASSETS	$7,543,066	$6,775,410
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$330,171	$232,572
Accrued liabilities	351,764	292,487
Deferred revenue	671,700	637,432
Other current liabilities	231,274	131,040
Total current liabilities	1,584,909	1,293,531
Income taxes payable	94,733	89,839
Operating lease liabilities, non-current	55,291	43,964
Deferred revenue, non-current	420,574	403,814
Other long-term liabilities	58,385	58,442
TOTAL LIABILITIES	2,213,892	1,889,590
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100,000 shares authorized and no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value—1,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 308,098 and 306,890 shares issued and outstanding as of March 31, 2023 and December 31, 2022	31	31
Additional paid-in capital	1,857,467	1,780,714
Retained earnings	3,493,181	3,138,983
Accumulated other comprehensive income (loss)	(21,505)	(33,908)
TOTAL STOCKHOLDERS’ EQUITY	5,329,174	4,885,820
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,543,066	$6,775,410
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Income Statements
(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue:
Product	$1,172,094	$724,718
Service	179,257	152,348
Total revenue	1,351,351	877,066
Cost of revenue:
Product	508,862	293,809
Service	37,982	29,412
Total cost of revenue	546,844	323,221
Gross profit	804,507	553,845
Operating expenses:
Research and development	201,408	172,006
Sales and marketing	93,492	80,739
General and administrative	25,029	23,113
Total operating expenses	319,929	275,858
Income from operations	484,578	277,987
Other income (expense), net	12,146	31,480
Income before income taxes	496,724	309,467
Provision for income taxes	60,251	37,208
Net income	$436,473	$272,259
Net income per share:
Basic	$1.42	$0.88
Diluted	$1.38	$0.85
Weighted-average shares used in computing net income per share:
Basic	306,985	308,045
Diluted	315,578	319,652

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$436,473	$272,259
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	292	(373)
Available-for-sale investments:
Change in net unrealized gains (losses) on available-for-sale securities	8,253	(21,828)
Reclassification adjustment included in net income	3,858	—
Other comprehensive income (loss)	12,403	(22,201)
Comprehensive income	$448,876	$250,058

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at beginning of period	306,890	$31	$1,780,714	$3,138,983	$(33,908)	$4,885,820
Net income	—	—	—	436,473	—	436,473
Other comprehensive income, net of tax	—	—	—	—	12,403	12,403
Stock-based compensation	—	—	62,881	—	—	62,881
Issuance of common stock in connection with employee equity incentive plans	2,012	—	23,096	—	—	23,096
Repurchase of common stock	(735)	—	—	(82,275)	—	(82,275)
Tax withholding paid for net share settlement of equity awards	(69)	—	(9,224)	—	—	(9,224)
Balance at end of period	308,098	$31	$1,857,467	$3,493,181	$(21,505)	$5,329,174

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at beginning of period	307,681	$31	$1,530,046	$2,456,823	$(8,300)	$3,978,600
Net income	—	—	—	272,259	—	272,259
Other comprehensive loss, net of tax	—	—	—	—	(22,201)	(22,201)
Stock-based compensation	—	—	50,279	—	—	50,279
Issuance of common stock in connection with employee equity incentive plans	1,727	—	19,160	—	—	19,160
Repurchase of common stock	(1,171)	—	—	(136,228)	—	(136,228)
Tax withholding paid for net share settlement of equity awards	(105)	—	(12,741)	—	—	(12,741)
Common stock issued for business acquisition	33	$—	$4,049	$—	$—	4,049
Balance at end of period	308,165	$31	$1,590,793	$2,592,854	$(30,501)	$4,153,177

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$436,473	$272,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	20,905	13,091
Stock-based compensation	62,881	50,279
Noncash lease expense	4,633	4,532
Deferred income taxes	(71,153)	(81,822)
Unrealized loss (gain) on equity investments	5,571	(28,497)
Amortization (accretion) of investment premiums (discounts)	(4,220)	7,033
Changes in operating assets and liabilities:
Accounts receivable, net	60,221	(131,861)
Inventories	(392,997)	(43,531)
Prepaid expenses and other current assets	(82,278)	(107,999)
Other assets	26,361	(640)
Accounts payable	94,564	2,478
Accrued liabilities	58,655	(29,666)
Deferred revenue	51,028	187,194
Income taxes, net	108,200	106,992
Other liabilities	(4,361)	(2,704)
Net cash provided by operating activities	374,483	217,138
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	824,021	404,176
Proceeds from sale of marketable securities	21,725	—
Purchases of marketable securities	(861,612)	(412,614)
Purchases of property and equipment	(5,631)	(14,876)
Business acquisitions, net of cash acquired	—	(37,610)
Investments and notes receivable in privately-held companies	(250)	(11,691)
Net cash used in investing activities	(21,747)	(72,615)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity plans	23,096	19,160
Tax withholding paid on behalf of employees for net share settlement	(9,224)	(12,741)
Repurchases of common stock	(82,275)	(136,228)
Net cash used in financing activities	(68,403)	(129,809)
Effect of exchange rate changes	314	(481)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	284,647	14,233
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —Beginning of period	675,978	625,050
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$960,625	$639,283

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Right-of-use assets obtained in exchange for lease obligations	$15,229	$6,022
Property and equipment included in accounts payable and accrued liabilities	4,926	2,759
Common stock issued for business acquisition	—	4,049
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Organization and Summary of Significant Accounting Policies
Organization
    Arista Networks, Inc. (together with our subsidiaries, “we,” “our,” "Arista," "Company" or “us”) is a supplier of cloud networking solutions that use software innovations to address the needs of next generation data center and campus workspace environments. Our cloud networking solutions consist of our Extensible Operating System ("EOS"), a set of network applications and our Gigabit Ethernet switching and routing platforms. We are incorporated in the state of Delaware. Our corporate headquarters are located in Santa Clara, California, and we have wholly-owned subsidiaries throughout the world, including North America, Europe, Asia and Australia.
Basis of Presentation and Principles of Consolidation
    The accompanying unaudited condensed consolidated financial statements include the accounts of Arista Networks, Inc. and its wholly-owned subsidiaries and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three months ended March 31, 2023, are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. All significant inter-company accounts and transactions have been eliminated.
    Our condensed consolidated financial statements and related financial information in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 14, 2023.
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
Risks and Uncertainties
    Global economic and business activities continue to face widespread macroeconomic uncertainties, including inflation, monetary policy shifts, the recent banking crisis, recession risks, and potential supply chain and other disruptions from the Russia-Ukraine conflict and the U.S. trade war with China.
We have continued to work closely with our contract manufacturers and supply chain partners to ramp production following a period of delayed component sourcing and workforce disruptions. We have worked diligently to drive improvements in these areas, including funding additional working capital and incremental purchase commitments, and have begun to see some reduction in customer lead times on certain products. As customer lead times improve more broadly, we have seen and expect to continue to see a commensurate reduction in visibility to customer demand and a gradual return to a somewhat shorter demand-planning horizon. While inventory and working capital levels may continue to increase and remain elevated in the near term, we expect that purchase commitments will continue to decline as supplier lead times begin to shorten. Although these elevated inventory positions largely relate to early life cycle products, we cannot be certain that we will be able to sell this inventory which may result in excess and obsolete inventory charges in the future.
In addition, inflation pressure in our supply chain, scarcity of some materials needed to build our products and disruptions to our manufacturing process have increased our cost of revenue and have impacted, and may continue to negatively impact our gross margin. Our operating cash-flows have also been and may continue to be negatively impacted by significant component inventories on hand or at our contract manufacturers. While we have seen some improvements in our supply chain and manufacturing operations, any remaining or new supply chain and manufacturing related constraints could negatively impact our business in future periods. In addition, although our business has experienced limited disruption as a result of the Russia-Ukraine conflict, continued escalation of the conflict may negatively impact the global economy and our future operating results and financial condition.
    Management continues to actively monitor the impact of these macroeconomic factors on the Company's financial condition, liquidity, operations, suppliers, industry, and workforce. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, the impact on our customers, partners, employees, contract manufacturers and supply chain, all of which continue to evolve and are unpredictable; however, any continued or renewed disruption in manufacturing and supply resulting from these factors could negatively impact our business. We also believe that our customers continue to grapple with the impact of these macroeconomic factors on their businesses and future investment plans, resulting in business uncertainty and a more constrained approach to forecasts and orders. In addition, any prolonged economic disruptions or further deterioration in the global economy could have a negative impact on demand from our customers in future periods. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends.
Recent Accounting Pronouncements Not Yet Effective
We believe that all recently issued accounting pronouncements from the FASB will not have a material impact on our Consolidated Financial Statements or do not apply to our operations.
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

	March 31, 2023				December 31, 2022
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Financial Assets:
Cash Equivalents:
Money market funds	$315,895	$—	$—	$315,895	$322,294	$—	$—	$322,294
Commercial paper	—	—	—	—	—	5,422	—	5,422
U.S. government notes	47,678	—	—	47,678	51,986	—	—	51,986
Agency securities	—	—	—	—	—	17,559	—	17,559
	363,573	—	—	363,573	374,280	22,981	—	397,261
Marketable Securities:
Commercial paper	—	87,825	—	87,825	—	—	—	—
Certificate of deposits(1)	—	14,496	—	14,496	—	10,492	—	10,492
U.S. government notes	839,675	—	—	839,675	993,955	—	—	993,955
Corporate bonds	—	1,040,610	—	1,040,610	—	1,113,134	—	1,113,134
Agency securities	—	378,693	—	378,693	—	215,380	—	215,380
Marketable equity securities(2)	13,490	—	—	13,490	19,061	—	—	19,061
	853,165	1,521,624	—	2,374,789	1,013,016	1,339,006	—	2,352,022
Other Assets:
Money market funds - restricted	4,284	—	—	4,284	4,271	—	—	4,271
Total Financial Assets	$1,221,022	$1,521,624	$—	$2,742,646	$1,391,567	$1,361,987	$—	$2,753,554
______________________________________
(1) As of March 31, 2023 and December 31, 2022, all of our certificates of deposits were domestic deposits.
(2) The $13.5 million represents the fair value of marketable equity securities as of March 31, 2023. This publicly-traded equity investment generated an unrealized loss of $5.6 million for the three months ended March 31, 2023, and an unrealized gain of $13.5 million for the three months ended March 31, 2022. Total initial cost for this investment was $3.0 million with no changes since our initial investment. The unrealized gains and losses are included in Other income (expense), net on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 3. Financial Statements Details.
    During the three months ended on March 31, 2023, the Company did not make any transfers between the levels of the fair value hierarchy.
    Marketable debt securities
    The following table summarizes the amortized cost, unrealized gains and losses, and fair value of our debt securities measured at fair value on a recurring basis (in thousands):

	March 31, 2023				December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$87,825	$—	$—	$87,825	$—	$—	$—	$—
U.S. government	847,523	122	(7,970)	839,675	1,007,175	3	(13,223)	993,955
Corporate bonds	1,048,045	865	(8,300)	1,040,610	1,125,920	271	(13,057)	1,113,134
Agency securities	379,818	613	(1,738)	378,693	217,893	83	(2,596)	215,380
Total	$2,363,211	$1,600	$(18,008)	$2,346,803	$2,350,988	$357	$(28,876)	$2,322,469
    For debt securities in unrealized loss positions, it is not likely that we will be required to sell such securities before recovery of their amortized cost basis nor do we have the intent to sell such securities before maturity. We invest in debt securities that have maximum maturities of two years and are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these marketable securities, the more susceptible they are to changes in market interest rates and bond yields. Given the short-term and conservative nature of our portfolio, the unrealized losses are not related to credit risk; therefore, we did not recognize any credit losses or non-credit-related impairments related to our available-for-sale marketable debt securities for the three months ended March 31, 2023. All unrealized losses were recognized in other comprehensive income (loss). Realized losses were immaterial for the three months ended March 31, 2023.
    The following table is an analysis of our marketable debt securities in unrealized loss positions (in thousands):

	March 31, 2023
	Unrealized Losses within 12 months		Unrealized Losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government notes	$274,507	$(1,144)	$439,448	$(6,826)	$713,955	$(7,970)
Corporate bonds	457,708	(2,677)	370,215	(5,623)	827,923	(8,300)
Agency securities	82,404	(383)	62,217	(1,355)	144,621	(1,738)
Total	$814,619	$(4,204)	$871,880	$(13,804)	$1,686,499	$(18,008)
     As of March 31, 2023, we had no marketable debt securities with contractual maturities that exceed 24 months. The fair values of marketable debt securities, by remaining contractual maturities, are as follows (in thousands):

March 31, 2023
Fair Value
Due in 1 year or less	$1,608,879
Due in 1 to 2 years	737,924
Total debt securities	$2,346,803
    The weighted-average remaining duration of our marketable debt securities is approximately 0.8 years as of March 31, 2023. As we view these marketable debt securities as available to support current operations, we classify marketable debt securities with maturities beyond 12 months as current assets under the caption "Marketable securities" on the condensed consolidated balance sheets.
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

    We did not record any realized gains or losses for our non-marketable equity securities measured at fair value on a non-recurring basis during the three months ended March 31, 2023 and March 31, 2022. We recorded unrealized gains of nil and $15.0 million on non-marketable equity securities based on observable price changes from orderly transactions of identical or similar securities in the three months ended March 31, 2023 and March 31, 2022, respectively. We recorded immaterial unrealized losses in the three months ended March 31, 2023. We evaluate our non-marketable equity securities for impairment at each reporting period via a qualitative assessment with various potential impairment indicators, including, but not limited to, an assessment of a significant adverse change in the economic environment, significant adverse changes in the general market condition of the geographies and industries in which our investees operate, and other publicly-available information that affected the value of the its non-marketable equity securities.
    The following table summarizes the activity related to our non-marketable equity securities as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Cost of investments	$23,875	$23,625
Cumulative impairment and downward adjustment	(1,205)	(888)
Cumulative upward adjustment	16,731	16,731
Carrying amount of investments	$39,401	$39,468
3.    Financial Statements Details
Cash, Cash Equivalents and Restricted Cash
    The reconciliation of cash, cash equivalents and restricted cash reported on the unaudited condensed consolidated balance sheets to the total of the same such amounts in the unaudited condensed consolidated statements of cash flows is as follows (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$956,341	$671,707
Restricted cash included in other assets	4,284	4,271
Total cash, cash equivalents and restricted cash	$960,625	$675,978
Accounts Receivable, net
    Accounts receivable, net consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Accounts receivable	$871,282	$928,490
Allowance for doubtful accounts	(1,264)	(19)
Product sales rebate and returns reserve	(7,143)	(5,375)
Accounts receivable, net	$862,875	$923,096
Inventories
    Inventories consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$1,060,261	$759,519
Finished goods	622,442	530,187
Total inventories	$1,682,703	$1,289,706

Prepaid Expenses and Other Current Assets
    Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Inventory deposits	$243,923	$162,047
Other current assets	125,353	124,357
Other prepaid expenses and deposits	24,549	27,813
Total prepaid expenses and other current assets	$393,825	$314,217
Property and Equipment, net
    Property and equipment, net consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Land	$42,337	$41,500
Equipment and machinery	128,883	122,407
Computer hardware and software	50,892	52,148
Leasehold improvements	30,204	30,102
Furniture and fixtures	3,577	3,575
Construction-in-process	5,634	2,124
Property and equipment, gross	261,527	251,856
Less: accumulated depreciation	(164,370)	(156,847)
Property and equipment, net	$97,157	$95,009
    Depreciation expense was $7.1 million and $5.6 million for the three months ended March 31, 2023 and 2022, respectively.
Accrued Liabilities
    Accrued liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued compensation-related costs	$57,776	$117,053
Accrued Supplier liability	78,168	71,481
Accrued manufacturing costs	138,530	45,379
Accrued product development costs	44,551	27,380
Other	32,739	31,194
Total accrued liabilities	$351,764	$292,487
Contract Liabilities, Deferred Revenue and Other Performance Obligations
Contract Liabilities
    A contract liability is recognized when we have received customer payments in advance of our satisfaction of a performance obligation under a cancellable contract. The following table summarizes the activity related to our contract liabilities (in thousands):

	Three Months Ended March 31,
	2023	2022
Contract liabilities, beginning balance	$103,448	$93,382
Less: Revenue recognized from beginning balance	(9,243)	(8,248)
Less: Beginning balance reclassified to deferred revenue	(4,382)	(3,837)
Add: Contract liabilities recognized	15,224	17,125
Contract liabilities, ending balance	$105,047	$98,422

    As of March 31, 2023 and December 31, 2022, $46.9 million and $45.2 million of our contract liabilities, respectively, were included in "Other current liabilities" with the remaining balances included in "Other long-term liabilities" on the condensed consolidated balance sheets.
Deferred Revenue
    Deferred revenue is comprised mainly of unearned revenue related to multi-year post-contract support ("PCS") contracts, services and product deferrals related to acceptance clauses. The following table summarizes the activity related to our deferred revenue (in thousands):

	Three Months Ended March 31,
	2023	2022
Deferred revenue, beginning balance	$1,041,246	$929,312
Less: Revenue recognized from beginning balance	(214,450)	(128,136)
Add: Deferral of revenue in current period, excluding amounts recognized during the period	265,478	322,570
Deferred revenue, ending balance	$1,092,274	$1,123,746
Other Performance Obligations
    Other performance obligations totaling $1.0 billion as of March 31, 2023 include unbilled multi-year PCS and service contract amounts of $120.1 million and $908.6 million of binding contractual agreements with certain customers that are primarily related to future product shipments.
Revenue from Total Remaining Performance Obligations
    Total revenue from our contract liabilities, deferred revenue and other performance obligations that will be recognized in future periods amounts to $2.2 billion. Included in this amount is the $908.6 million of binding contractual agreements related primarily to future product shipments. As of March 31, 2023, it is expected that the majority of the amounts allocated to these specific performance obligations will be recognized as revenue upon product shipment over the next two years. In addition, as of March 31, 2023, approximately 82% of the remaining $1.3 billion of this future revenue is expected to be recognized over the next two years and approximately 18% is expected to be recognized during the third to the fifth year.
Other Income (Expense), net
    Other income (expense), net consists of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Interest income	$22,509	$2,428
Unrealized gain (loss) on equity investments	(5,571)	28,497
Other income (expense), net	(4,792)	555
Total	$12,146	$31,480

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
The purchase price allocation for one of the acquisitions has been finalized, while for the other acquisition it is still subject to continuing management analysis. No changes were made to the purchase price allocation for the three months ended March 31, 2023.
Goodwill
    No changes were made to the carrying values of goodwill for the three months ended March 31, 2023.
Acquisition-Related Intangible Assets
    Acquisition-related intangible assets were as follows (in thousands, except years):

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount		Weighted Average Remaining Useful Life (in years)
	December 31, 2022	Additions	March 31, 2023	December 31, 2022	Amortization	March 31, 2023	December 31, 2022	March 31, 2023
Developed technology	$154,930	$—	$154,930	$(79,036)	$(6,820)	$(85,856)	$75,894	$69,074	4.3
Customer relationships	54,620	—	54,620	(14,097)	(1,925)	(16,022)	40,523	38,598	5.4
Trade name	12,390	—	12,390	(6,602)	(570)	(7,172)	5,788	5,218	2.3
Others	5,720	—	5,720	(5,720)	—	(5,720)	—	—	0.0
Total	$227,660	$—	$227,660	$(105,455)	$(9,315)	$(114,770)	$122,205	$112,890	4.6
    Amortization expense related to acquisition-related intangible assets was $9.3 million, and $7.3 million for the three months ended March 31, 2023 and 2022, respectively.
    As of March 31, 2023, future estimated amortization expense related to the acquisition-related intangible assets is as follows (in thousands):

Future Amortization Expense
Remainder of 2023	$24,123
2024	26,759
2025	19,642
2026	17,260
2027	13,436
Thereafter	11,670
Total	$112,890

5.    Commitments and Contingencies
Purchase Commitments
    We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf. A significant portion of our purchase orders to our contract manufacturers for finished products consists of non-cancellable purchase commitments. In addition, we purchase strategic component inventory from certain suppliers under non-cancellable purchase commitments, including integrated circuits, which are consigned to our contract manufacturers. As of March 31, 2023, we had non-cancellable purchase commitments of $2.9 billion, of which $2.4 billion have confirmed receipt dates within 12 months, and $0.5 billion have confirmed receipt dates greater than 12 months. These open purchase orders are considered enforceable and legally binding, and while we may have some limited ability to reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services, this can only occur with the agreement of the related supplier.
    We also had deposits to our contract manufacturers to secure our purchase commitments in the amount of $246.7 million and $192.5 million as of March 31, 2023 and December 31, 2022, respectively, which were recorded within prepaid expenses and other current assets, as well as other assets in the condensed consolidated balance sheets.
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
    We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2023, provisions recorded for contingent losses related to other claims and matters have not been significant. Based on currently-available information, management does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable, and believes these other matters are not likely, individually and in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows; however, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.

6.    Stockholders’ Equity and Stock-Based Compensation
Stock Repurchase Program
    Our board of directors has authorized a $1.0 billion stock repurchase program (the “Repurchase Program”). This authorization allows us to repurchase shares of our common stock that will be funded from working capital and expires in the fourth quarter of 2024. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchases, trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or a combination of the foregoing. The Repurchase Program does not obligate us to acquire any of our common stock and may be suspended or discontinued by the company at any time without prior notice. As of March 31, 2023, the remaining authorized amount for stock repurchases under the Repurchase Program was approximately $174.5 million.
    A summary of the stock repurchase activity under the New Repurchase Program for the three months ended March 31, 2023 is as follows (in thousands, except per share amounts):

Three Months Ended
March 31, 2023
Aggregate purchase price	$82,275
Shares repurchased	735
Average price paid per share	$111.90
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
    Awards granted under the 2014 Plan could be in the form of Incentive Stock Options (“ISOs”), Nonstatutory Stock Options (“NSOs”), Restricted Stock Units (“RSUs”), Restricted Stock Awards (“RSAs”) or Stock Appreciation Rights (“SARs”). The number of shares available for grant and issuance under the 2014 Plan increases automatically on January 1 of each year commencing with 2016 by the number of shares equal to 3% of the outstanding shares of our common stock on the immediately preceding December 31, but not to exceed 50,000,000 shares (the “2014 Plan Evergreen Increase”), unless our board of directors, in its discretion, determines to make a smaller increase. Effective January 1, 2023, our board of directors authorized an increase of 9.2 million shares to the shares available for issuance under the 2014 Plan. As of March 31, 2023, there remained approximately 99.4 million shares available for issuance under the 2014 Plan.
2014 Employee Stock Purchase Plan
    In April 2014, our board of directors and stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on the first day that our common stock was publicly traded. The number of shares reserved for issuance under the ESPP increases automatically on January 1 of each year by the number of shares equal to 1% of our shares outstanding on the immediately preceding December 31, but not to exceed 10,000,000 shares, unless our board of directors, in its discretion, determines to make a smaller increase. Effective January 1, 2023, our board of directors authorized an increase of 3.1 million shares to the shares available for issuance under the ESPP. During the three months ended March 31, 2023, we issued 139,758 shares at a weighted-average purchase price of $102.66 per share under the ESPP. As of March 31, 2023, there remained approximately 23.5 million shares available for issuance under the ESPP.

Stock Option Activities
    The following table summarizes the option activity under our stock plans and related information (in thousands, except years and per share amounts):

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2022	5,769	$14.09	2.0	$618,774
Options granted	—	—
Options exercised	(1,132)	7.72
Options canceled	(1)	9.26
Balance—March 31, 2023	4,636	$15.65	1.9	$705,637
Vested and exercisable—March 31, 2023	4,225	$13.43	1.6	$652,547
Restricted Stock Unit (RSU) Activities
    A summary of the RSU activity is presented below (in thousands, except years and per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Unvested balance—December 31, 2022	8,360	$85.83	1.7	$1,014,431
RSUs granted	577	132.83
RSUs vested	(733)	77.09
RSUs forfeited/canceled	(86)	94.48
Unvested balance—March 31, 2023	8,118	$89.89	1.7	$1,362,671
Stock-Based Compensation Expense
    The following table summarizes the stock-based compensation expense related to our equity awards (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$2,975	$1,309
Research and development	36,569	27,576
Sales and marketing	15,138	13,109
General and administrative	8,199	8,285
Total stock-based compensation	$62,881	$50,279
    As of March 31, 2023, there were $602.9 million of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 3.2 years.

7.    Net Income Per Share
    The following table sets forth the computation of our basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income	$436,473	$272,259
Denominator:
Weighted-average shares used in computing net income per share, basic	306,985	308,045
Add weighted-average effect of dilutive securities:
Employee equity awards	8,593	11,607
Weighted-average shares used in computing net income per share, diluted	315,578	319,652
Net income per share:
Basic	$1.42	$0.88
Diluted	$1.38	$0.85
    The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share for the periods presented because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock options and RSUs	21	64
Employee stock purchase plan	353	16
Total	374	80

8.    Income Taxes (in thousands, except percentages)

	Three Months Ended March 31,
	2023	2022
Income before income taxes	$496,724	$309,467
Provision for income taxes	60,251	37,208
Effective tax rate	12.1%	12.0%
    Our provision for income taxes increased in the three months ended March 31, 2023, as compared to the same period in 2022, due to a corresponding increase in income before taxes, while our effective tax rate remained relatively stable over those same periods.
9.    Geographical Information
    We operate in one reportable segment. The following table represents revenue based on customers’ shipping addresses (in thousands):

	Three Months Ended March 31,
	2023	2022
Americas(1)	$1,115,011	$664,377
Europe, Middle East and Africa	128,316	134,805
Asia-Pacific	108,024	77,884
Total revenue	$1,351,351	$877,066
(1) Includes $1.1 billion and $648.9 million revenue generated from the U.S. for the three months ended March 31, 2023 and March 31, 2022, respectively.
    Long-lived assets, net, excluding intercompany receivables, investments in subsidiaries, privately-held equity investments and deferred tax assets, by location are summarized as follows (in thousands):

	March 31, 2023	December 31, 2022
United States	$74,239	$71,540
International	22,918	23,469
Total	$97,157	$95,009
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
    You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K filed with the SEC on February 14, 2023. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
Overview
    Arista Networks is an industry leader in data-driven, cognitive cloud networking for next-generation data center and campus workspace environments. At the core of Arista's platform is our EOS software, combined with a set of network applications and our Ethernet switching and routing products using merchant silicon, delivering a cloud networking solution with high performance scale and availability, and enabling network automation, visibility, and security. This flexible EOS-based platform provides customers with improved price/performance and accelerated time to market.
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
    Historically, large purchases by a relatively limited number of end customers have accounted for a significant portion of our revenue. We have experienced unpredictability in the timing of orders from these large end customers primarily due to the time it takes these end customers to evaluate, test, qualify and accept our newer products, the overall complexity of these large orders and changes in demand patterns specific to these customers, including reductions in capital expenditures by these customers and the impact of cost reduction and other efficiency efforts by these customers. For example, sales to our end customers Microsoft and Meta Platforms in fiscal 2022 represented 16% and 26% of our total revenue, respectively, whereas sales to our end customer Microsoft in fiscal 2020 and 2021 amounted to 22% and 15% of our total revenue, respectively, with our end customer Meta Platforms representing less than 10% of our total revenue in both fiscal 2020 and 2021. This variability in customer concentration has been linked to the timing of new product deployments and spending cycles with these customers, and we expect continued variability in our customer concentration and timing of sales on a quarterly and annual basis. In addition, some of our large customers have announced various cost reduction measures, including optimization and increased efficiency in their capital expenditures. In some instances, such measures have had, or may have, an impact on certain current or future projects and have reduced our visibility to customer demand, which may result in reductions in future demand and negatively impact our revenue. Furthermore, we typically provide pricing discounts to large end customers, which reduces gross margins for the period in which such sales occur.

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
    The markets for cloud networking solutions are highly competitive and characterized by rapidly changing technology, changing end-customer needs, evolving industry standards, frequent introductions of new products and services, and industry consolidation. We expect competition to intensify in the future as the market for cloud networking expands and existing competitors and new market entrants introduce new products or enhance existing products. Our future success is dependent upon our ability to continue to evolve and adapt to our rapidly changing environment. We must also continue to develop market-leading products and features that address the needs of our existing and new customers, and increase sales in the enterprise data center switching and campus workspace markets. We intend to continue expanding our sales force and marketing activities in key geographies, as well as our relationships with channel, technology and system-level partners in order to reach new end customers more effectively, increase sales to existing customers, and provide services and support. In addition, we intend to continue to invest in our research and development organization to enhance the functionality of our existing cloud networking platform, introduce new products and features, and build upon our technology leadership. We believe one of our greatest strengths lies in our ability to rapidly develop new features and applications.
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
Macroeconomic Update
    Global economic and business activities continue to face widespread macroeconomic uncertainties, including inflation, monetary policy shifts, the recent banking crisis, recession risks, and potential supply chain and other disruptions from the Russia-Ukraine conflict and the U.S. trade war with China.
    We have continued to work closely with our contract manufacturers and supply chain partners to ramp production following a period of delayed component sourcing and workforce disruptions. We have worked diligently to drive improvements in these areas, including funding additional working capital and incremental purchase commitments, and have begun to see some reduction in customer lead times on certain products. As customer lead times improve more broadly, we have seen and expect to continue to see a commensurate reduction in visibility to customer demand and a gradual return to a somewhat shorter demand-planning horizon. While inventory and working capital levels may continue to increase and remain elevated in the near term, we expect that purchase commitments will continue to decline as supplier lead times begin to shorten. Although these elevated inventory positions largely relate to early life cycle products, we cannot be certain that we will be able to sell this inventory which may result in excess and obsolete inventory charges in the future.
    In addition, inflation pressure in our supply chain, scarcity of some materials needed to build our products and disruptions to our manufacturing process have increased our cost of revenue and have impacted, and may continue to negatively impact our gross margin. Our operating cash-flows have also been and may continue to be negatively impacted by significant component inventories on hand or at our contract manufacturers. While we have seen some improvements in our supply chain and manufacturing operations, any remaining or new supply chain and manufacturing related constraints could negatively impact our business in future periods. In addition, although our business has experienced limited disruption as a result of the Russia-Ukraine conflict, continued escalation of the conflict may negatively impact the global economy and our future operating results and financial condition.
    Management continues to actively monitor the impact of these macroeconomic factors on the Company's financial condition, liquidity, operations, suppliers, industry, and workforce. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, the impact on our customers, partners, employees, contract manufacturers and supply chain, all of which continue to evolve and are unpredictable; however, any continued or renewed disruption in manufacturing and supply resulting from these factors could negatively impact our business. We also believe that our customers continue to grapple with the impact of these macroeconomic factors on their businesses and future investment plans, resulting in business uncertainty and a more constrained approach to forecasts and orders. In addition, any prolonged economic disruptions or further deterioration in the global economy could have a negative impact on demand from our customers in future periods. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends.
Results of Operations
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Revenue, Cost of Revenue and Gross Margin (in thousands, except percentages)

	Three Months Ended March 31,
	2023	2022	Change in
	$	$	$	%
Revenue
Product	$1,172,094	$724,718	$447,376	61.7%
Service	179,257	152,348	26,909	17.7
Total revenue	1,351,351	877,066	474,285	54.1
Cost of revenue
Product	508,862	293,809	215,053	73.2
Service	37,982	29,412	8,570	29.1
Total cost of revenue	546,844	323,221	223,623	69.2
Gross profit	$804,507	$553,845	$250,662	45.3%
Gross margin	59.5%	63.1%

Revenue by Geography (in thousands, except percentages)

	Three Months Ended March 31,
	2023	% of Total	2022	% of Total
Americas	$1,115,011	82.5%	$664,377	75.7%
Europe, Middle East and Africa	128,316	9.5	134,805	15.4
Asia-Pacific	108,024	8.0	77,884	8.9
Total revenue	$1,351,351	100.0%	$877,066	100.0%
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
    Product revenue increased $447.4 million, or 61.7%, for the three months ended March 31, 2023 compared to the same period in 2022. The increase reflects strong demand for our switching and routing platforms from across our customer base, in particular healthy contributions from our large cloud customers. In addition, service revenue increased $26.9 million, or 17.7% for the three months ended March 31, 2023, compared to the same period in 2022, as a result of continued growth in initial and renewal support contracts as our customer installed base has continued to expand. International revenue represented 17.5% of total revenue for the three months ended March 31, 2023, decreasing from 24.3% for the same period in the prior year, which was primarily driven by increased purchases from large global customers in our Americas region.
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
    Cost of revenue increased by $223.6 million, or 69.2% for the three months ended March 31, 2023 compared to the same period in 2022. These increases were primarily driven by a corresponding increase in product and service revenues, combined with an increase in provisions for excess/obsolete inventory.
    Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including pricing pressure on our products and services due to competition, the mix of sales to large end customers who generally receive lower pricing, the mix of products sold, manufacturing-related costs, including costs associated with supply chain sourcing activities, merchant silicon costs, and excess/obsolete inventory charges, including charges for excess/obsolete component inventory held by our contract manufacturers. We expect our gross margin to fluctuate over time, depending on the factors described above.
    Gross margin decreased from 63.1% to 59.5% for the three months ended March 31, 2023 compared to the same periods in 2022. The decrease was primarily driven by an increased proportion of our sales to large end customers who generally receive higher discounts and an increase in provisions for excess/obsolete inventory, partly offset by the leverage of fixed overhead costs on a higher revenue base. In addition, our gross margins continue to be negatively impacted by significant material and logistics costs.
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

	Three Months Ended March 31,
	2023	2022	Change in
	$	$	$	%
Operating expenses:
Research and development	$201,408	$172,006	$29,402	17.1%
Sales and marketing	93,492	80,739	12,753	15.8
General and administrative	25,029	23,113	1,916	8.3
Total operating expenses	$319,929	$275,858	$44,071	16.0%
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
    Research and development expenses increased $29.4 million, or 17.1% in the three months ended March 31, 2023 compared to the same period in 2022. The increases were primarily driven by an increase in personnel costs of $22.1 million for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to headcount growth. In addition, new product introduction costs increased by $7.0 million for the three months ended March 31, 2023 compared to the same period in 2022.
Sales and marketing
    Sales and marketing expenses consist primarily of personnel costs, marketing, trade shows, and other promotional activities, and an allocated portion of facility and IT costs. We expect our sales and marketing expenses to increase in absolute dollars as we continue to expand our sales and marketing efforts worldwide.
    Sales and marketing expenses increased $12.8 million, or 15.8% for the three months ended March 31, 2023 compared to the same period in 2022, which was primarily caused by increased personnel costs largely driven by headcount growth.
General and administrative
    General and administrative expenses consist primarily of personnel costs and professional services costs. General and administrative personnel costs include those for certain executive functions, as well as finance, human resources and legal functions. Our professional services costs are primarily related to external legal, accounting and tax services.
    General and administrative expenses increased $1.9 million, or 8.3% in the three months ended March 31, 2023 compared to the same period in 2022.
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

	Three Months Ended March 31,
	2023	2022	Change in
	$	$	$	%
Other income (expense), net:
Interest income	$22,509	$2,428	$20,081	827.1%
Unrealized gain (loss) on equity investments	(5,571)	28,497	(34,068)	(119.5)
Other income (expense), net	(4,792)	555	(5,347)	(963.4)
Total other income (expense), net	$12,146	$31,480	$(19,334)	(61.4)%
    The movements in other income (expense), net, were driven by an unrealized loss on equity investments of $5.6 million in the three months ended March 31, 2023 compared to an unrealized gain of $28.5 million in the same period in 2022. This decrease in income was partly offset by an increase in interest income of $20.1 million in the three months ended March 31, 2023 due to higher interest rates.
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

	Three Months Ended March 31,
	2023	2022	Change in
	$	$	$	%
Income before income taxes	$496,724	$309,467	$187,257	60.5%
Provision for income taxes	60,251	37,208	23,043	61.9%
Effective tax rate	12.1%	12.0%
    Our provision for income taxes increased in the three months ended March 31, 2023, as compared to the same period in 2022, due to a corresponding increase in income before taxes, while our effective tax rate remained relatively stable over those same periods.
Liquidity and Capital Resources
    Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of March 31, 2023, our total balance of cash, cash equivalents and marketable securities was approximately $3.3 billion, of which approximately $426.7 million was held outside the U.S. in our foreign subsidiaries.
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
Cash Flows (in thousands)

	Three Months Ended March 31,
	2023	2022
Cash provided by operating activities	$374,483	$217,138
Cash used in investing activities	(21,747)	(72,615)
Cash used in financing activities	(68,403)	(129,809)
Effect of exchange rate changes	314	(481)
Net increase in cash, cash equivalents and restricted cash	$284,647	$14,233
Cash Flows from Operating Activities
    During the three months ended March 31, 2023, cash provided by operating activities was $374.5 million, primarily from net income of $436.5 million and non-cash adjustments to net income of $18.6 million driven by stock-based compensation and depreciation and amortization, largely offset by an increase in deferred taxes associated with the capitalization of research and development costs under IRC Section 174. These increases were partly offset by a net increase of $80.6 million in working capital requirements, which primarily consisted of a $393.0 million increase in inventory and an $81.9 million increase in inventory deposits to our contract manufacturers in response to a significant increase in business volume and increased product lead times. These operating cash outflows were largely offset by cash inflows from a $153.2 million increase in accounts payable and accrued liabilities and a $108.2 million increase in income tax payables related to significant business volume and timing of payments. In addition, we had cash inflows resulting from a decrease in accounts receivable of $60.2 million driven by strong collections, and an increase in deferred revenue of $51.0 million primarily resulting from an increase in customer PCS contracts.
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
Cash Flows from Investing Activities
    During the three months ended March 31, 2023, cash used in investing activities was $21.7 million, consisting of purchases of available-for-sale securities of $861.6 million, and purchases of property and equipment of $5.6 million. These amounts were partially offset by proceeds from maturities and sales of marketable securities of $845.7 million.
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
Cash Flows from Financing Activities
    During the three months ended March 31, 2023, cash used in financing activities was $68.4 million, consisting of payments for repurchases of our common stock from the open market of $82.3 million, and employee taxes withheld and paid of $9.2 million upon vesting of restricted stock units, partially offset by proceeds from the issuance of common stock under employee equity incentive plans of $23.1 million.
    During the three months ended March 31, 2022, cash used in financing activities was $129.8 million, primarily consisting of payments for repurchases of our common stock from the open market of $136.2 million, partially offset by proceeds from the issuance of common stock under employee equity incentive plans of $19.2 million.
Stock Repurchase Program

    Our board of directors has authorized a $1.0 billion stock repurchase program (the “Repurchase Program”). This authorization allows us to repurchase shares of our common stock that will be funded from working capital and expires in the fourth quarter of 2024. The Repurchase Program does not obligate us to acquire any of our common stock and may be suspended or discontinued by the company at any time without prior notice. During the three months ended March 31, 2023, we repurchased a total of $82.3 million of our common stock. As of March 31, 2023, the remaining authorized amount for repurchases under the Repurchase Program was $174.5 million. Refer to Note 6. Stockholders' Equity and Stock-Based Compensation of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of the Quarterly Report on Form 10-Q for further discussion.
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
    Our material cash requirements include the following contractual and other obligations:
    Leases
    We have operating lease arrangements for office space, data center, equipment and other corporate assets. As of March 31, 2023, we had lease payment obligations, net of immaterial sublease income, of $81.2 million, with $21.6 million payable within one year.
    Purchase Obligations
    Purchase obligations represent an estimate of all non-cancellable open purchase orders and contractual obligations, made either directly by Arista or by our contract manufacturers on our behalf, in the ordinary course of business for which we have not received the goods or services. As of March 31, 2023, we had $2.9 billion of such purchase obligations, of which $2.4 billion are expected to be received within one year, and $0.5 billion are expected to be received after one year. These open purchase orders are considered enforceable and legally binding, and while we may have some limited ability to reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services, this can only occur with the agreement of the related supplier.
    Accrued Income Taxes
    As of March 31, 2023, we have recorded long-term tax liabilities of $90.8 million related to uncertain tax positions; however, we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.
In connection with the Tax Cuts and Jobs Act of 2017 (“TCJA”), effective from January 1st 2022, the TCJA eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to IRC Section 174. We estimate the incremental cash tax impact resulting from these regulations to be approximately $190.0 million for 2023. No material change to our effective tax rate has resulted from this new legislation.
    Off-balance Sheet Arrangements
    As of March 31, 2023, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Estimates
    Our management’s discussion and analysis of financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected. We believe the critical accounting estimates in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K filed with the SEC on February 14, 2023 reflect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There have been no significant changes to our critical accounting estimates as disclosed in our Annual Report on Form 10-K.

Recent Accounting Pronouncements
    Refer to the subheading titled “Recently Adopted Accounting Pronouncements” in Note 1. Organization and Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
    We are exposed to financial market risks, including changes in foreign currency exchange rates, interest rates and equity investment risks. Our exposure to market risk has not changed materially since December 31, 2022. For quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
    Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
    There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, that occurred during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risk Factors Summary
Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to, the following:
Risks Related to Our Business and Industry
•large purchases by a limited number of customers represent a substantial portion of our revenue;
•adverse economic and geopolitical conditions and reduced information technology and network infrastructure spending may adversely affect our business;
•shipment delays could cause revenue to fall;
•some key components in our products come from sole or limited sources of supply and increases the risk of supply shortages, delays, extended lead times or costs, particularly in a supply constrained environment;
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
Historically, large purchases by a relatively limited number of end customers have accounted for a significant portion of our revenue. We have experienced unpredictability in the timing of orders from these large end customers primarily due to the time it takes these end customers to evaluate, test, qualify and accept our products, the overall complexity of these large orders and changes in demand patterns specific to these customers, including reductions in capital expenditures by these customers and the impact of cost reduction and other efficiency efforts by these customers. For example, sales to our end customers Microsoft and Meta Platforms in fiscal 2022 collectively represented 42% of our total revenue, whereas sales to our end customer Microsoft in fiscal 2020 and 2021 amounted to 22% and 15% of our revenue, respectively, with our end customer Meta Platforms representing less than 10% of our revenue in both fiscal 2020 and 2021. This variability in customer concentration has been linked to the timing of new product deployments and spending cycles with these customers, and we expect continued variability in our customer concentration and timing of sales on a quarterly and annual basis. In addition, we typically provide pricing discounts to large end customers, which reduces gross margins for the period in which such sales occur.
As a consequence of the concentrated nature of our customer base and their purchasing behavior, our quarterly revenue and results of operations have fluctuated from quarter to quarter and are difficult to estimate. Changes in the business requirements or focus, upgrade cycles, vendor selection, project prioritization, manner in which spending allocations are assigned among multiple vendors based upon specific network roles or projects, financial prospects, lack of growth of our customers, capital resources and expenditures or purchasing behavior and deceleration in spending of our key end customers could significantly decrease our sales to such end customers or could lead to delays, reductions or cancellations of planned purchases of our products or services. For example, some of our large customers have announced various cost reduction measures intended to optimize and increase efficiency in their capital expenditures. In some instances, such measures have had, or may have, an impact on certain current or future projects, and have reduced our visibility to customer demand, which may result in reductions in future demand and negatively impact our revenue, financial condition, business or prospects.
Moreover, because our sales are based primarily on purchase orders, our customers may cancel, delay, reduce or otherwise modify their purchase commitments with little or no notice to us. For example, due to manufacturing and supply chain disruptions and increased product lead times, end customers may have been placing orders in advance of demand to ensure supply. End customers may decide to delay or cancel such orders for any reason including if economic conditions worsen or their financial performance, condition or prospects deteriorate. This limited visibility regarding our end customers’ product needs or changes in those needs, the timing and quantity of which could vary significantly, requires us to rely on estimated demand forecasts to determine how much material to purchase and product to manufacture. Our failure to accurately forecast demand can lead to product shortages which could lead to delays in fulfilling current and future purchase orders that can impede production by our customers and harm our customer relationships. And, in the event of any cancellations or reductions of orders, or any reductions in future demand, we may not have enough time to reduce operating expenses to mitigate the effect of the lost revenue on our business, and in addition, could incur increased excess and obsolete inventory charges, all of which could materially affect our operating results.
We may be unable to sustain or increase our revenue from our large end customers, grow revenue with new or other existing end customers at the rate we anticipate or at all, or offset the decline or discontinuation of concentrated purchases by our larger end customers with purchases by new or existing end customers. These customers could reduce their spending levels or otherwise could choose to divert all or a portion of their business with us to one of our competitors, re-assign spending allocations, increase their adoption of "white box" solutions and open source network operating systems, demand pricing concessions for our services, or require us to provide enhanced services that increase our costs. If these factors drive some of our large customers to cancel all or a portion of their business relationships with us, the growth in our business and the ability to meet our current and long-term financial forecasts may be materially impacted. We expect that such concentrated purchases will continue to contribute materially to our revenue for the foreseeable future and that our results of operations may fluctuate materially as a result of such larger end customers’ buying patterns. In addition, we may see consolidation of our customer base, such as among Internet companies and cloud service providers, which could result in loss of end customers. The loss of such end customers, or a significant delay or reduction in their purchases, including reductions or delays due to customer departures from recent buying patterns, or an unfavorable change in competitive conditions could materially harm our business, financial condition, results of operations and prospects.
Adverse economic conditions, continuing uncertain economic conditions or reduced information technology and network infrastructure spending may adversely affect our business, financial condition, results of operations and prospects.
Our business depends on the overall demand for information technology, network connectivity and access to data and applications. Weak domestic or global economic conditions and continuing economic uncertainty, fear or anticipation of such conditions, a recession, international trade disputes, global pandemics such as the COVID-19 pandemic, or a reduction in information technology and network infrastructure spending or a deterioration of the financial performance, condition or prospects of our customers even if economic conditions improve, could adversely affect our business, financial condition, results of operations and prospects in a number of ways, including longer sales cycles, lower prices for our products and services, higher default rates among our distributors, reduced unit sales and lower or no growth. In addition, the global macroeconomic environment has been negatively affected by, among other things, the collapse of Silicon Valley Bank (“SVB”) and other financial institutions, epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes between the U.S., China and other countries, inflationary pressures, higher interest rates, instability in the global credit markets, the impact and uncertainty regarding global central bank monetary policy, instability in the geopolitical environment, the Russia-Ukraine conflict, political tensions between Taiwan and China, political demonstrations, and foreign governmental debt concerns which have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets. A government shutdown or the U.S. government’s failure to raise the debt ceiling, which increases the possibility of a default by the U.S. government on its debt obligations, or related credit-rating downgrades could also have adverse effects on the broader global economy and contribute to, or worsen, an economic recession. We believe that any extended or renewed economic disruptions or deterioration in the global economy could have an adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations. For example, if other banks and financial institutions with whom we have banking relationships or whose corporate bonds are held in our marketable securities investment portfolio, enter receivership or become insolvent in the future, we may be unable to access, and we may lose some of our existing cash, cash equivalents and investments to the extent those funds are not insured or otherwise protected by the

FDIC. In addition, in such circumstances we might not be able to timely pay key vendors and others. We regularly maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. Any delay in our ability to access our cash, cash equivalents and investments (or the loss of such funds) or to timely pay key vendors and others could have a material adverse effect on our operations and cause us to need to seek additional capital sooner than planned.
In addition, business disruptions and supply chain and manufacturing disruptions may result in customers delaying or canceling capital expenditures on information technology and network infrastructure, which may affect the overall demand for our products. End customers may also be placing orders in advance of demand to ensure supply. We believe that our customers continue to grapple with the impact of these macroeconomic factors on their businesses and future investment plans, resulting in business uncertainty and a more constrained approach to forecasts and orders. Continuing or worsening economic instability or the deterioration of the financial performance, condition or prospects of our customers could result in a cancellation of such orders or otherwise adversely affect spending for IT, network infrastructure, systems and tools, and limit our ability to forecast future demand for our products, which could reduce expected revenue or result in a write-down of excess or obsolete inventory. A downturn or a recession may also significantly affect financing markets, the availability of capital and the terms and conditions of any financing arrangements, including the overall cost of financing as well as the financial health or creditworthiness of our end customers. Circumstances may arise in which we need, or desire, to raise additional capital, and such capital may not be available on commercially reasonable terms, or at all.
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
Because some of the components in our products come from sole or limited sources of supply, we have entered into significant purchase commitments and are susceptible to supply shortages, extended lead times or supply changes, which could disrupt or delay our scheduled product deliveries to our end customers and may result in the loss of sales and end customers.
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
Although we have entered into significant purchase commitments to support long-term customer demand, if we are unable to obtain sufficient quantities of any of these components on commercially reasonable terms or in a timely manner, or if we are unable to obtain alternative sources for these components, shipments of our products could be delayed or halted entirely or we may be required to redesign our products. Any of these events could result in a cancellation of orders, lost sales, reduced gross margins or damage to our end customer relationships, which would adversely impact our business, financial condition, results of operations and prospects. Additionally, if our suppliers do not meet their commitments, customers cancel orders or actual demand is less than our demand forecasts, it could result in excess or obsolete inventory, which we would be required to write down to its estimated realizable value, which in turn could result in lower gross margins and operating income. Our operating cash flows have also been and may continue to be negatively impacted by increased component inventories on hand or at our contract manufacturers, awaiting supply of a limited number of scarce components necessary to build and ship the completed product.
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
Our revenue growth rates in previous periods may not be indicative of our future performance. We have experienced annual revenue growth rates of 48.6%, 27.2%, -3.9%, and 12.1% in 2022, 2021, 2020, and 2019, respectively. In the future, our revenue growth rates will continue to be volatile due to cyclical trends in our business, and as we become more penetrated in our existing customer base and product markets and look to enter and expand into new markets. In addition, we have experienced supply constraints that have resulted in manufacturing and shipment delays, which have negatively affect the timing of revenue recognition. These manufacturing and supply chain disruptions could also result in the cancellation of orders by customers, reduced demand from existing customers in future periods, and increased difficulty in adding new customers. Other factors may also contribute to declines in our growth rates, including changes in demand for our products and services, particularly from our large end customers, the deterioration of the financial performance, condition or prospects of our large end customers, changes in capital spending by our large end customers, increased competition, price sensitivities from our customers to increases in our pricing, our ability to successfully manage our expansion or continue to capitalize on growth opportunities, the maturation of our business, the Russia-Ukraine conflict, a potential global economic downturn or recession, the collapse of SVB and other financial institutions and other general economic and international trade conditions such as political tensions between Taiwan and China and international trade wars involving the U.S. and China and other countries, and our ability to be successful in adjacent markets, such as campus switching, WiFi networking markets and network security markets. We have experienced volatility in demand from certain of our large end customers, and some of our large customers have recently announced various cost reduction measures that have had, or may have, an impact on certain current or future projects and have reduced our visibility to demand for these customers, which may result in reductions in overall demand from these customers in future periods and negatively impact our revenue, financial condition, business or prospects. You should not rely on our revenue for any prior quarterly or annual period as an indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected and our stock price could be volatile.
Our results of operations have varied significantly from period to period and be unpredictable and if we fail to meet the expectations of analysts or investors or our previously issued financial guidance, or if any forward-looking financial guidance does not meet the expectation of analysts or investors, the market price of our common stock could decline substantially.
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
•general economic conditions, both domestically and in foreign markets, and disruptions in our business and the markets due to, among other things, recessionary risks and a global economic downturn, higher interest rates, monetary policy shifts, inflationary pressures, supply chain and labor shortages, the recent banking crisis, potential disruptions from the Russia-Ukraine conflict, political tensions between Taiwan and China and international trade wars involving the U.S. and China and other countries;
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
•changes in the growth rate of existing or new customers or the deterioration of the financial performance, condition or prospects of existing or new customers, including large end customers and service providers, changes in end-customer, distributor or reseller requirements or market needs, and changes in growth rates of the networking market;
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
•difficulty forecasting, budgeting and planning due to limited visibility into the spending plans of current or prospective customers;
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

We expect our gross margins to vary over time and the gross margins we have achieved in recent years may not be sustainable and may be adversely affected in the future by numerous factors, including but not limited to the mix of sales to large end customers who generally receive lower pricing, increases in component, production and logistics costs resulting from factors such as global inflationary pressures and shortages in supply for semiconductors and other components, geographic or product mix, increased price competition, introduction of new products and new business models including the sale and delivery of more software and subscription solutions, entry into new markets or growth in lower margin markets, entry in markets with different pricing and cost structures, pricing discounts given to customers, costs associated with defending intellectual property infringement and other claims and the potential outcomes of such disputes, higher levels of excess or obsolete inventory and inventory holding charges, changes in shipment volumes, the timing of revenue recognition and revenue deferrals, increased costs arising from tariffs, increased costs arising from epidemics, changes in distribution channels, increased warranty costs, and our ability to execute our operating plans. In addition, inflationary pressures and shortages have increased and we expect will continue to increase costs for certain materials, components, supplies and services. As a result of cost inflation in our supply chain, we implemented targeted price increases in 2022. However, this could result in a decrease in demand for our products which would decrease revenue. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in this risk factors section could be heightened. We determine our operating expenses largely on the basis of anticipated revenue and a high percentage of our expenses are fixed in the short and medium term. As a result, a failure or delay in generating or recognizing revenue could cause significant variations in our operating results and operating margin from quarter to quarter. Failure to sustain or improve our gross margins reduces our profitability and may have a material adverse effect on our business and stock price.
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
•possible deterioration in relations between Taiwan and China, and other factors affecting military, political, or economic conditions in Taiwan or elsewhere in Asia;
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
We operate on a December 31st year end and have typically experienced higher sequential product revenue growth in the fourth quarter, followed by revenue that is sequentially flat-to-declining in the first quarter of the following year. We believe that this seasonality results from a number of factors, including the procurement, budgeting and deployment cycles of many of our end customers. Our rapid historical growth may have reduced the impact of seasonal or cyclical factors that might have influenced our business to date. If our increasing size causes our growth rate to slow, seasonal or cyclical variations in our operations may become more pronounced over time and may materially affect our business, financial condition, results of operations and prospects. In addition, supply chain shortages and manufacturing disruptions have resulted in extended lead times and have impacted our ability to manufacture and ship products to our customers in a timely manner, which has disrupted typical seasonal trends.
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
If we are unable to increase market awareness or acceptance of our new products and services, our revenue may not continue to grow or may decline.
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
Once our products are deployed within our end customers’ networks, our end customers depend on our support organization and our channel partners to resolve any issues relating to our products. High-quality support is critical for the successful marketing and sale of our products. If we or our channel partners do not assist our end customers in deploying our products effectively, do not succeed in helping our end customers resolve post-deployment issues quickly or do not provide adequate ongoing support, or if we experience quality issues with these new products, it could adversely affect our ability to sell our products to existing end customers and could harm our reputation with potential end customers. In addition, as we continue to expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. Our failure or the failure of our channel partners to maintain high-quality support and services could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
We anticipate increasing our sales efforts to U.S. and foreign, federal, state and local governmental end customers in the future. Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. The substantial majority of our sales to date to government entities have been made indirectly through our channel partners. Government certification requirements for products like ours may change and, in doing so, restrict our ability to sell into the government sector until we have attained revised certifications. Government demand and payment for our products and services may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and services. Government entities may have statutory, contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default. Selling to government entities requires us to comply with various regulations that are not applicable to sales to non-government entities, including regulations that may relate to pricing, prohibitions against use of certain foreign components in our products and services, anti-corruption and other matters. The U.S. government may require certain products that it purchases to be manufactured in, or may require that products it purchases contain a certain threshold of “domestic origin” components from, the U.S. and other relatively high-cost manufacturing locations, and we may not manufacture all products in locations that meet these requirements.
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
Most of our sales are on an open credit basis, with standard payment terms of 30 days with some customers having terms of up to 90 days in the United States and, because of local customs or conditions, longer in some markets outside the U.S. We monitor individual end-customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the end customers can pay and maintain reserves we believe are adequate to cover exposure for doubtful accounts. We are unable to recognize revenue from shipments until the collection of those amounts becomes reasonably assured. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could adversely affect our results of operations and delay our ability to recognize revenue.
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
Our product releases introduced new software products that include the capability for disaggregation of our software operating systems from our hardware. The success of our strategy to expand our software business is subject to a number of risks and uncertainties including the additional development efforts and costs to create these new products or make them compatible with other technologies, the potential for our strategy to negatively impact revenue and gross margins and additional costs associated with regulatory compliance.
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
In order to reduce manufacturing lead times and plan for adequate component supply, we have issued and expect to continue to issue purchase orders for components and products that are non-cancellable and non-returnable, including purchase commitments for semiconductors as disclosed in Note 5. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. Although our purchase commitments for components and products have begun to decline, they remain at elevated levels, and there is no guarantee that suppliers will meet their commitments or that actual customer demand will not be lower than our demand forecasts. As customer lead times improve more broadly, we expect a commensurate reduction in visibility to customer demand and a gradual return to a somewhat shorter demand-planning horizon. Additionally, certain customers have and may continue to engage in cost reduction measures including reductions in capital expenditures and other efficiency efforts which may result in a cancellation of orders or reduce demand for our products. We establish a liability for non-cancellable, non-returnable purchase commitments with our component inventory suppliers for quantities in excess of our demand forecasts, or for products that are considered obsolete. In addition, we establish a liability and reimburse our contract manufacturer for component inventory purchased on our behalf that has been rendered excess or obsolete due to manufacturing and engineering change orders, or in cases where inventory levels greatly exceed our demand forecasts. Our non-cancellable commitments and the cash deposits to secure our purchases with our contract manufacturers are disclosed in Note 5. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. If we ultimately determine that we have excess inventory or obsolete inventory, we may have to reduce our prices and write down inventory to its estimated realizable value, which in turn could result in lower gross margins. If we are unable to effectively manage our supply and inventory, our business, financial condition, results of operations and prospects could be adversely affected.
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
Any production interruptions, labor shortages or disruptions for any reason, including those noted above, as well as a natural disaster, epidemic, war, capacity shortages, adverse results from intellectual property litigation or quality problems, at one of our manufacturing partners would adversely affect sales of our product lines manufactured by that manufacturing partner and adversely affect our business, financial condition, results of operations and prospects.
We base our inventory requirements on our forecasts of future sales. If these forecasts are materially inaccurate or change, we may procure inventory that we may be unable to use in a timely manner or at all.
We and our contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and analysis from our sales and marketing organizations, adjusted for overall market conditions and other factors. In order to address supply chain shortages and extended lead times, we have entered into significant purchase commitments with our contract manufacturers and suppliers, and we have issued non-cancellable purchase orders for such commitments. Although we have begun to see a decline in our purchase commitments, we have also experienced increased inventory levels. There is no guarantee that suppliers will meet their commitments or that actual customer demand will directly match our demand forecasts. If our forecasts are materially inaccurate or change, customers' orders are cancelled or if we otherwise do not need such inventory, we may under- or over-procure inventory, which could materially adversely affect our business, financial condition and results of operations.
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
From time to time, we are involved in legal proceedings relating to matters incidental to the ordinary course of our business, including patent, copyright, commercial, product liability, employment, class action, whistleblower and other litigation, in addition to governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability and/or require us to change our business practices. For example, we were previously involved in litigation with Cisco and OptumSoft. In addition, on November 25, 2020, WSOU filed a lawsuit against us in the Western District of Texas asserting that certain of our products infringe three WSOU patents. WSOU's allegations are directed to certain features of our wireless and switching products. WSOU seeks remedies including monetary damages, attorney’s fees and costs. On February 4, 2021, we filed an answer denying WSOU's allegations. On November 5, 2021, the case was transferred to the Northern District of California. On March 30, 2022, WSOU dismissed one of the patents with prejudice, removing Arista wireless products from those accused of infringement. On July 1, 2022, the court stayed the case pending the resolution of an inter partes review of one of the patents-in-suit. We intend to vigorously defend against the claims brought against us by WSOU. However, we cannot be certain that any of WSOU's claims will be resolved in our favor, regardless of the merits of those claims. Any adverse litigation ruling could result in a significant damages award against us and injunctive relief.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. A change in these principles or interpretations could harm our revenue and financial results, and could affect the reporting of transactions completed before the announcement of a change. In addition, we base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in "Management’s Discussion and Analysis of Financial Condition and Results of Operations", in Part II, Item 7, of this Quarterly Report on Form 10-Q, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, inventory valuation and contract manufacturer/supplier liabilities, income taxes and loss contingencies. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations may be adversely affected and may fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
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
The U.S. government continues to add additional entities, in China and elsewhere, to restricted party lists impacting the ability of U.S. companies to provide products, and in certain cases services, to these entities and, in some cases, receive products or services from these entities. Additionally, the U.S. government has also enacted controls restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, and supercomputing to China without an export license. These new controls also apply to certain hardware containing these specified integrated circuits. Other foreign governments may in turn impose similar or more restrictive controls. These controls or any additional restrictions may impact our ability to export certain products to China, prohibit us from selling our products to certain of our customers or restrict our ability to use certain Integrated Circuits (“ICs”) in our products.
It also is possible that the Chinese government will retaliate in ways that could impact our business. Additionally, these restrictions could disrupt the ability of China to produce semiconductors and other electronics and impact our ability to source components from China. These restrictions could impact the cost of components or inputs used to produce our products.
Should the relationship between China and Taiwan deteriorate, it is possible that the U.S. government could impose new controls on China, specific parties, or specific kinds of transactions in the region that could impact our business including our ability to source components from China and sell to certain of our customers. These restrictions could impact the cost of components or inputs used to produce our products. Additionally, these controls or any additional restrictions may impact our ability to export certain products to China and/or prohibit us from selling our products to certain of our customers.
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
Several jurisdictions have passed new laws and regulations relating to privacy, data protection, and other matters, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. For example, the California Consumer Privacy Act (“CCPA”) became operative on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. Certain aspects of the CCPA and its interpretation remain uncertain and are likely to remain uncertain for an extended period. Further, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved in the November 3, 2020 election. The CPRA modifies the CCPA significantly, creating obligations relating to consumer data beginning on January 1, 2022, with enforcement anticipated to begin July 1, 2023. The CPRA has resulted in further uncertainty and may require us to incur additional costs and expenses in an effort to comply. In addition to the CCPA, numerous other states’ legislatures are considering similar laws that will require ongoing compliance efforts and investment. For example, Virginia, Colorado, Connecticut, Utah and Iowa all have enacted privacy legislation that shares similarities with the CCPA and CPRA.
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
Our products are subject to various export controls and because we incorporate encryption technology into certain of our products, certain of our products may be exported from various countries only with the required export license or through an export license exception. If we were to fail to comply with the applicable export control laws, customs regulations, economic sanctions or other applicable laws, we could be subject to monetary damages or the imposition of restrictions which could be material to our business, operating results and prospects and could also harm our reputation. Further, there could be criminal penalties for knowing or willful violations, including incarceration for culpable employees and managers. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, certain export control and economic sanctions laws prohibit the shipment of certain products, technology, software and services to embargoed countries and sanctioned governments, entities, and persons. For example, in addition to the controls imposed on China, following Russia’s invasion of Ukraine, the United States and other countries imposed restrictions on the import to the US of raw materials and goods from Russia and certain economic sanctions and severe export control restrictions against Russia, Belarus and regions of Ukraine as well as certain Russian nationals and entities which required us, in many cases, to terminate business relationships in those countries. These sanctions and restrictions have continued to increase as the conflict has further escalated, and the United States and other countries could impose wider sanctions and export restrictions as well as prohibitions on the import into the United States of additional raw materials from Russia and take other actions in the future that could further impact our business. Any deterioration in relations between Taiwan and China could lead to additional sanctions or export controls on China, on specific individuals or entities, or otherwise in the region which could impact our ability to sell to certain of our customers, source components from China, or otherwise negatively impact our business. Even though we take precautions to ensure that we and our channel partners comply with all relevant regulations, any failure by us or our channel partners to comply with such regulations could have negative consequences, including reputational harm, government investigations and penalties. In addition, economic sanctions that are vague and not subject to guidance by regulators lead to heightened compliance risk.

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
We have adopted stock repurchase programs to repurchase shares of our common stock; however, any future decisions to reduce or discontinue repurchasing our common stock pursuant to stock repurchase programs could cause the market price for our common stock to decline.
Although our board of directors has authorized stock repurchase programs, any determination to execute stock repurchase programs will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, and other factors, as well as our board of director’s continuing determination that the repurchase programs are in the best interests of our shareholders and is in compliance with all laws and agreements applicable to the repurchase programs. Our stock repurchase program does not obligate us to acquire any common stock. If we fail to meet any expectations related to stock repurchases, the market price of our common stock could decline, and could have a material adverse impact on investor confidence. Additionally, price volatility of our common stock over a given period may cause the average price at which we repurchase our common stock to exceed the stock’s market price at a given point in time.
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
Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could reduce the market price that our common stock might otherwise attain and dilute your voting power and your ownership interest in us.
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
Our directors, executive officers and each of our stockholders who own greater than 10% of our outstanding common stock together with their affiliates, in the aggregate, beneficially own approximately 18.8% of the outstanding shares of our common stock, based on shares outstanding as of March 31, 2023. As a result, these stockholders, if acting together, could exercise a significant level of influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
Our board of directors has authorized a $1.0 billion stock repurchase program (the “Repurchase Program”). This authorization allows us to repurchase shares of our common stock that will be funded from working capital and expires in the fourth quarter of 2024. Repurchases may be made at management's discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The Repurchase Program does not obligate us to acquire any of our common stock and may be suspended or discontinued by the company at any time without prior notice.
Our repurchases for the three months ended March 31, 2023 are disclosed as below (in thousands, except per share amounts). For further information on our repurchase activities during the quarter ended March 31, 2023, please refer to Note 6. Stockholders' Equity and Stock-Based Compensation of the Notes to Consolidated Financial Statements included in Part I, Item 1, of the Quarterly Report on Form 10-Q.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
January 1, 2023 - January 31, 2023	735	$111.90	82,275	$174,477
February 1, 2023 - February 28, 2023	—	—	—	174,477
March 1, 2023 - March 31, 2023	—	—	—	174,477
	735		82,275
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

Arista Networks, Inc.
(Registrant)

Date:	May 1, 2023	By:	/s/ JAYSHREE ULLAL
Jayshree Ullal
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 1, 2023	By:	/s/ ITA BRENNAN
Ita Brennan
Chief Financial Officer
(Principal Accounting and Financial Officer)