Form 10-Q
period 2023-06-30
Arista Networks, Inc.
filed 2023-08-01
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of July 26, 2023 was 309,580,630.

ARISTA NETWORKS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ARISTA NETWORKS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,261,836	$671,707
Marketable securities	2,479,290	2,352,022
Accounts receivable, net	779,726	923,096
Inventories	1,864,334	1,289,706
Prepaid expenses and other current assets	466,371	314,217
Total current assets	6,851,557	5,550,748
Property and equipment, net	101,705	95,009
Acquisition-related intangible assets, net	103,575	122,205
Goodwill	268,531	265,924
Investments	61,788	39,468
Operating lease right-of-use assets	61,333	53,390
Deferred tax assets	705,856	574,912
Other assets	31,696	73,754
TOTAL ASSETS	$8,186,041	$6,775,410
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$351,920	$232,572
Accrued liabilities	363,036	292,487
Deferred revenue	624,207	637,432
Other current liabilities	316,629	131,040
Total current liabilities	1,655,792	1,293,531
Income taxes payable	98,722	89,839
Operating lease liabilities, non-current	51,702	43,964
Deferred revenue, non-current	460,697	403,814
Other long-term liabilities	61,546	58,442
TOTAL LIABILITIES	2,328,459	1,889,590
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100,000 shares authorized and no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value—1,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 309,355 and 306,890 shares issued and outstanding as of June 30, 2023 and December 31, 2022	31	31
Additional paid-in capital	1,927,697	1,780,714
Retained earnings	3,955,062	3,138,983
Accumulated other comprehensive income (loss)	(25,208)	(33,908)
TOTAL STOCKHOLDERS’ EQUITY	5,857,582	4,885,820
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,186,041	$6,775,410
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Income Statements
(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Product	$1,261,537	$885,806	$2,433,631	$1,610,524
Service	197,387	166,085	376,644	318,433
Total revenue	1,458,924	1,051,891	2,810,275	1,928,957
Cost of revenue:
Product	533,613	375,634	1,042,475	669,443
Service	41,182	32,992	79,164	62,404
Total cost of revenue	574,795	408,626	1,121,639	731,847
Gross profit	884,129	643,265	1,688,636	1,197,110
Operating expenses:
Research and development	229,676	178,158	431,084	350,164
Sales and marketing	97,971	79,372	191,463	160,111
General and administrative	26,420	22,882	51,449	45,995
Total operating expenses	354,067	280,412	673,996	556,270
Income from operations	530,062	362,853	1,014,640	640,840
Other income (expense), net	56,339	(533)	68,485	30,947
Income before income taxes	586,401	362,320	1,083,125	671,787
Provision for income taxes	94,516	63,221	154,767	100,429
Net income	$491,885	$299,099	$928,358	$571,358
Net income per share:
Basic	$1.59	$0.98	$3.02	$1.86
Diluted	$1.55	$0.94	$2.94	$1.80
Weighted-average shares used in computing net income per share:
Basic	308,636	306,754	307,810	307,399
Diluted	316,485	316,581	316,031	318,040

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$491,885	$299,099	$928,358	$571,358
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	41	(2,359)	333	(2,732)
Available-for-sale investments:
Change in net unrealized gains (losses) on available-for-sale securities	(3,744)	(8,459)	4,509	(30,287)
Reclassification adjustment included in net income	—	—	3,858	—
Other comprehensive income (loss)	(3,703)	(10,818)	8,700	(33,019)
Comprehensive income	$488,182	$288,281	$937,058	$538,339

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands)

	Three Months Ended June 30, 2023						Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of period	308,098	$31	$1,857,467	$3,493,181	$(21,505)	$5,329,174	306,890	$31	$1,780,714	$3,138,983	$(33,908)	$4,885,820
Net income	—	—	—	491,885	—	491,885	—	—	—	928,358	—	928,358
Other comprehensive income (loss), net of tax	—	—	—	—	(3,703)	(3,703)	—	—	—	—	8,700	8,700
Stock-based compensation	—	—	67,127	—	—	67,127	—	—	130,008	—	—	130,008
Issuance of common stock in connection with employee equity incentive plans	1,488	—	7,314	—	—	7,314	3,500	—	30,410	—	—	30,410
Repurchase of common stock	(219)	—	—	(30,004)	—	(30,004)	(954)	—	—	(112,279)	—	(112,279)
Tax withholding paid for net share settlement of equity awards	(44)	—	(6,542)	—	—	(6,542)	(113)	—	(15,766)	—	—	(15,766)
Common stock issued for business acquisition	32	—	2,331	—	—	2,331	32	—	2,331	—	—	2,331
Balance at end of period	309,355	$31	$1,927,697	$3,955,062	$(25,208)	$5,857,582	309,355	$31	$1,927,697	$3,955,062	$(25,208)	$5,857,582

	Three Months Ended June 30, 2022						Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of period	308,165	$31	$1,590,793	$2,592,854	$(30,501)	$4,153,177	307,681	$31	$1,530,046	$2,456,823	$(8,300)	$3,978,600
Net income	—	—	—	299,099	—	299,099	—	—	—	571,358	—	571,358
Other comprehensive loss, net of tax	—	—	—	—	(10,818)	(10,818)	—	—	—	—	(33,019)	(33,019)
Stock-based compensation	—	—	50,224	—	—	50,224	—	—	100,503	—	—	100,503
Issuance of common stock in connection with employee equity incentive plans	1,131	—	3,831	—	—	3,831	2,858	—	22,991	—	—	22,991
Repurchase of common stock	(4,783)	(1)	—	(483,659)	—	(483,660)	(5,954)	(1)	—	(619,887)	—	(619,888)
Tax withholding paid for net share settlement of equity awards	(58)	—	(6,061)	—	—	(6,061)	(163)	—	(18,802)	—	—	(18,802)
Common stock issued for business acquisition	—	$—	$—	$—	$—	—	33	$—	$4,049	$—	$—	4,049
Balance at end of period	304,455	$30	$1,638,787	$2,408,294	$(41,319)	$4,005,792	304,455	$30	$1,638,787	$2,408,294	$(41,319)	$4,005,792

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$928,358	$571,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	39,227	28,012
Stock-based compensation	130,008	100,503
Noncash lease expense	9,154	9,161
Deferred income taxes	(130,287)	(105,937)
Unrealized gain on equity investments	(19,172)	(23,413)
Amortization (accretion) of investment premiums (discounts)	(11,998)	11,457
Changes in operating assets and liabilities:
Accounts receivable, net	143,370	(64,335)
Inventories	(574,628)	(202,052)
Other assets	(120,864)	(163,692)
Accounts payable	114,905	71,169
Accrued liabilities	70,418	(16,210)
Deferred revenue	43,658	91,201
Income taxes, net	198,100	10,792
Other liabilities	(11,676)	221
Net cash provided by operating activities	808,573	318,235
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	1,265,305	829,714
Proceeds from sale of marketable securities	21,725	165,746
Purchases of marketable securities	(1,392,020)	(641,979)
Purchases of property and equipment	(17,212)	(23,744)
Cash paid for business combinations, net of cash acquired	1,799	(145,087)
Investment in notes and privately-held companies	(4,250)	(11,691)
Net cash provided by (used in) investing activities	(124,653)	172,959
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity plans	30,410	22,991
Tax withholding paid on behalf of employees for net share settlement	(15,766)	(18,802)
Repurchases of common stock	(112,279)	(619,888)
Net cash used in financing activities	(97,635)	(615,699)
Effect of exchange rate changes	429	(3,041)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	586,714	(127,546)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —Beginning of period	675,978	625,050
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$1,262,692	$497,504

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Right-of-use assets obtained in exchange for lease obligations	$17,010	$6,022
Property and equipment included in accounts payable and accrued liabilities	5,653	4,520
Common stock issued for business acquisition	2,331	4,049
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
Basis of Presentation and Principles of Consolidation
    The accompanying unaudited condensed consolidated financial statements include the accounts of Arista Networks, Inc. and its wholly-owned subsidiaries and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three and six months ended June 30, 2023, are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. All significant inter-company accounts and transactions have been eliminated.
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
We have continued to work closely with our contract manufacturers and supply chain partners to ramp production following a period of delayed component sourcing and workforce disruptions. We have worked diligently to drive improvements in these areas, including funding additional working capital and incremental purchase commitments, and have begun to see some reduction in customer lead times on certain products. Over time, the recovery of capacity should allow us to ship products against previously committed deployment plans and accelerate some deployments where needed, while trying to limit building customer inventory. On this basis, we now expect some shipments against these deployment schedules to extend into 2024. As customer lead times reduce more broadly, we have seen and expect to continue to see a commensurate reduction in visibility to customer demand and a gradual return to somewhat shorter demand-planning horizons which has resulted in lower demand levels. Given the shipment and order patterns described above, near term revenue trends may not be reflective of current demand levels, but will benefit from deployment plans that had been previously committed. While inventory and working capital levels may continue to increase and remain elevated in the near term, we expect that purchase commitments will continue to decline as supplier lead times shorten. Although these elevated inventory positions are largely related to early life cycle products, we cannot be certain that we will be able to sell all of this inventory, which may in the future result in excess and obsolete inventory charges.
    In addition, inflation pressure in our supply chain, scarcity of some materials needed to build our products and disruptions to our manufacturing process have increased our cost of revenue and have impacted, and may continue to negatively impact our gross margin. Our operating cash-flows have also been and may continue to be negatively impacted by significant component inventories on hand or at our contract manufacturers. While we have seen improvements in our supply chain and manufacturing operations, any remaining or new supply chain and manufacturing related constraints could negatively impact our business in future periods. In addition, although our business has experienced limited disruption as a result of the Russia-Ukraine conflict, continued escalation of the conflict may negatively impact the global economy and our future operating results and financial condition.
    Management continues to actively monitor the impact of macroeconomic factors on the Company's financial condition, liquidity, operations, suppliers, industry, and workforce. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, the impact on our customers, partners, employees, contract manufacturers and supply chain, all of which continue to evolve and are unpredictable; however, any continued or renewed disruption in manufacturing and supply resulting from these factors could negatively impact our business. We also believe that our customers, following a year of elevated purchase, must now consider changing technology roadmaps and priorities, including the need for the rapid deployment of artificial intelligence ("AI") and related technologies, resulting in some uncertainty as to future investment plans and a more constrained approach to some forecasts and orders in the near term. In addition, any prolonged economic disruptions or further deterioration in the global economy could have a negative impact on demand from our customers in future periods. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends.
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

	June 30, 2023				December 31, 2022
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Financial Assets:
Cash Equivalents:
Money market funds	$574,779	$—	$—	$574,779	$322,294	$—	$—	$322,294
Commercial paper	—	—	—	—	—	5,422	—	5,422
U.S. government notes	99,898	—	—	99,898	51,986	—	—	51,986
Agency securities	—	14,986	—	14,986	—	17,559	—	17,559
	674,677	14,986	—	689,663	374,280	22,981	—	397,261
Marketable Securities:
Commercial paper	—	88,960	—	88,960	—	—	—	—
Certificates of deposits(1)	—	6,998	—	6,998	—	10,492	—	10,492
U.S. government notes	783,513	—	—	783,513	993,955	—	—	993,955
Corporate bonds	—	1,051,495	—	1,051,495	—	1,113,134	—	1,113,134
Agency securities	—	523,491	—	523,491	—	215,380	—	215,380
Marketable equity securities(2)	24,833	—	—	24,833	19,061	—	—	19,061
	808,346	1,670,944	—	2,479,290	1,013,016	1,339,006	—	2,352,022
Other Assets:
Money market funds - restricted	856	—	—	856	4,271	—	—	4,271
Total Financial Assets	$1,483,879	$1,685,930	$—	$3,169,809	$1,391,567	$1,361,987	$—	$2,753,554
______________________________________
(1) As of June 30, 2023 and December 31, 2022, all of our certificates of deposits were domestic deposits.
(2) The $24.8 million represents the fair value of marketable equity securities as of June 30, 2023. This publicly-traded equity investment generated an unrealized gain of $5.8 million for the six months ended June 30, 2023, and an unrealized gain of $11.3 million for the three months ended June 30, 2023. Total initial cost for this investment was $3.0 million with no changes since our initial investment. The unrealized gains and losses are included in Other income (expense), net on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 3. Financial Statements Details.
    During the three and six months ended June 30, 2023, the Company did not make any transfers between the levels of the fair value hierarchy.
    Marketable debt securities
    The following table summarizes the amortized cost, unrealized gains and losses, and fair value of our debt securities measured at fair value on a recurring basis (in thousands):

	June 30, 2023				December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$88,960	$—	$—	$88,960	$—	$—	$—	$—
U.S. government	790,970	34	(7,491)	783,513	1,007,175	3	(13,223)	993,955
Corporate bonds	1,059,915	111	(8,531)	1,051,495	1,125,920	271	(13,057)	1,113,134
Agency securities	527,766	8	(4,283)	523,491	217,893	83	(2,596)	215,380
Total	$2,467,611	$153	$(20,305)	$2,447,459	$2,350,988	$357	$(28,876)	$2,322,469
    For debt securities in unrealized loss positions, it is not likely that we will be required to sell such securities before recovery of their amortized cost basis nor do we have the intent to sell such securities before maturity. We invest in debt securities that have maximum maturities of two years and are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these marketable securities, the more susceptible they are to changes in market interest rates and bond yields. Given the short-term and conservative nature of our portfolio, our debt securities are generally not subject to credit risk; therefore, we did not recognize any credit losses or non-credit-related impairments related to such securities for the three and six months ended June 30, 2023. All unrealized losses were recognized in other comprehensive income (loss). Realized losses were immaterial for the three and six months ended June 30, 2023.
    The following table is an analysis of our marketable debt securities in unrealized loss positions (in thousands):

	June 30, 2023
	Unrealized Losses within 12 months		Unrealized Losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government notes	$457,325	$(3,346)	$291,908	$(4,145)	$749,233	$(7,491)
Corporate bonds	743,043	(4,714)	256,414	(3,817)	999,457	(8,531)
Agency securities	432,179	(3,063)	61,730	(1,220)	493,909	(4,283)
Total	$1,632,547	$(11,123)	$610,052	$(9,182)	$2,242,599	$(20,305)
     As of June 30, 2023, we had no marketable debt securities with contractual maturities that exceed 24 months. The fair values of marketable debt securities, by remaining contractual maturities, are as follows (in thousands):

June 30, 2023
Fair Value
Due in 1 year or less	$1,494,804
Due in 1 to 2 years	952,655
Total debt securities	$2,447,459
    The weighted-average remaining duration of our marketable debt securities is approximately 0.9 years as of June 30, 2023. As we view these marketable debt securities as available to support current operations, we classify marketable debt securities with maturities beyond 12 months as current assets under the caption "Marketable securities" on the condensed consolidated balance sheets.
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

We did not record any realized gains for our non-marketable equity securities during the three and six months ended June 30, 2023 and June 30, 2022, and we recorded an immaterial amount of realized and unrealized losses for the three and six months ended June 30, 2023 and June 30, 2022. Unrealized gains for our non-marketable equity securities are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unrealized gains on non-marketable equity securities (1)	$13,401	$—	$13,401	$15,000
(1) These unrealized gains were recorded on investments that were re-measured to fair value as of the date observable transactions occurred.
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
    The following table summarizes the activity related to our non-marketable equity securities as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Cost of investments(1)	$31,656	$23,625
Cumulative impairment and downward adjustment	—	(888)
Cumulative upward adjustment	30,132	16,731
Carrying amount of investments	$61,788	$39,468
(1) During the three months ended June 30, 2023, we had an $8.0 million convertible note previously included in other assets, plus accrued interest of $0.6 million, that was converted to an equity investment and included in cost of investments.
3.    Financial Statements Details
Cash, Cash Equivalents and Restricted Cash
    The reconciliation of cash, cash equivalents and restricted cash reported on the unaudited condensed consolidated balance sheets to the total of the same such amounts in the unaudited condensed consolidated statements of cash flows is as follows (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$1,261,836	$671,707
Restricted cash included in other assets	856	4,271
Total cash, cash equivalents and restricted cash	$1,262,692	$675,978
Accounts Receivable, net
    Accounts receivable, net consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Accounts receivable	$793,306	$928,490
Allowance for doubtful accounts	(4,917)	(19)
Product sales rebate and returns reserve	(8,663)	(5,375)
Accounts receivable, net	$779,726	$923,096

Inventories
    Inventories consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$1,050,253	$759,519
Finished goods	814,081	530,187
Total inventories	$1,864,334	$1,289,706
Prepaid Expenses and Other Current Assets
    Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Inventory deposits	$298,827	$162,047
Other current assets	167,544	152,170
Total prepaid expenses and other current assets	$466,371	$314,217
Property and Equipment, net
    Property and equipment, net consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Land	$42,567	$41,500
Equipment and machinery	137,496	122,407
Computer hardware and software	56,887	52,148
Leasehold improvements	32,083	30,102
Furniture and fixtures	3,589	3,575
Construction-in-process	1,721	2,124
Property and equipment, gross	274,343	251,856
Less: accumulated depreciation	(172,638)	(156,847)
Property and equipment, net	$101,705	$95,009
    Depreciation expense was $7.8 million and $6.2 million for the three months ended June 30, 2023 and 2022, respectively, and $14.9 million and $11.8 million for the six months ended June 30, 2023 and 2022, respectively.
Accrued Liabilities
    Accrued liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued compensation-related costs	$88,984	$117,053
Accrued supplier liability	135,623	71,481
Accrued manufacturing costs	49,095	45,379
Accrued product development costs	47,254	27,380
Other	42,080	31,194
Total accrued liabilities	$363,036	$292,487

Contract Liabilities, Deferred Revenue and Other Performance Obligations
Contract Liabilities
    A contract liability is recognized when we have received customer payments in advance of our satisfaction of a performance obligation under a cancellable contract. The following table summarizes the activity related to our contract liabilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contract liabilities, beginning balance	$105,047	$98,422	$103,448	$93,382
Less: Revenue recognized from beginning balance	(9,941)	(8,589)	(22,105)	(19,076)
Less: Beginning balance reclassified to deferred revenue	(4,962)	(4,338)	(4,145)	(3,606)
Add: Contract liabilities recognized	19,953	16,105	32,899	30,900
Contract liabilities, ending balance	$110,097	$101,600	$110,097	$101,600
    As of June 30, 2023 and December 31, 2022, $48.8 million and $45.2 million of our contract liabilities, respectively, were included in "Other current liabilities" with the remaining balances included in "Other long-term liabilities" on the condensed consolidated balance sheets.
Deferred Revenue
    Deferred revenue is comprised mainly of unearned revenue related to multi-year post-contract support ("PCS") contracts, services and product deferrals related to acceptance clauses. The following table summarizes the activity related to our deferred revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Deferred revenue, beginning balance	$1,092,274	$1,123,746	$1,041,246	$929,312
Less: Revenue recognized from beginning balance	(263,353)	(309,594)	(395,056)	(322,954)
Add: Deferral of revenue in current period, excluding amounts recognized during the period	255,983	219,338	438,714	427,132
Deferred revenue, ending balance	$1,084,904	$1,033,490	$1,084,904	$1,033,490
Other Performance Obligations
    Other performance obligations totaling $812.8 million as of June 30, 2023 include unbilled multi-year PCS and service contract amounts of $95.8 million and $717.0 million of binding contractual agreements with certain customers that are primarily related to future product shipments.
Revenue from Total Remaining Performance Obligations
    Total revenue from our contract liabilities, deferred revenue and other performance obligations that will be recognized in future periods amounts to $2.0 billion. Included in this amount is the $717.0 million of binding contractual agreements related primarily to future product shipments that will be recognized as revenue over the next two years. In addition, approximately 82% of the remaining $1.3 billion of this future revenue is expected to be recognized over the next two years and approximately 18% is expected to be recognized during the third to the fifth year.
Other Income (Expense), net
    Other income (expense), net consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income	$32,206	$4,427	$54,715	$6,855
Unrealized gain (loss) on equity investments	24,743	(5,084)	19,172	23,413
Other income (expense), net	(610)	124	(5,402)	679
Total	$56,339	$(533)	$68,485	$30,947

4.    Acquisition, Goodwill and Acquisition-Related Intangible Assets
Acquisitions
    We had no material business acquisitions during the six months ended June 30, 2023. During the year ended December 31, 2022, we completed two acquisitions of private companies for total consideration of $158.9 million including $4.0 million in common stock and the remainder in cash. The purchase prices included $62.3 million of intangible assets, $77.5 million of goodwill and $19.1 million of net tangible assets acquired. We also incurred certain acquisition-related expenses of $4.7 million, which primarily consisted of retention bonuses to continuing employees as well as professional and consulting fees.
The purchase price allocation for the two acquisitions have been finalized. No changes were made to the purchase price allocation for the three and six months ended June 30, 2023.
Goodwill
    No material changes were made to the carrying values of goodwill for the three and six months ended June 30, 2023.
Acquisition-Related Intangible Assets
    Acquisition-related intangible assets, excluding those that are fully amortized, were as follows (in thousands, except years):

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount		Weighted Average Remaining Useful Life (in years)
	December 31, 2022	Additions	June 30, 2023	December 31, 2022	Amortization	June 30, 2023	December 31, 2022	June 30, 2023
Developed technology	$154,930	$—	$154,930	$(79,036)	$(13,640)	$(92,676)	$75,894	$62,254	4.3
Customer relationships	54,620	—	54,620	(14,097)	(3,850)	(17,947)	40,523	36,673	5.2
Trade name	12,390	—	12,390	(6,602)	(1,140)	(7,742)	5,788	4,648	2.1
Total	$221,940	$—	$221,940	$(99,735)	$(18,630)	$(118,365)	$122,205	$103,575	4.5
    Amortization expense related to acquisition-related intangible assets was $9.3 million, and $7.7 million for the three months ended June 30, 2023 and 2022, respectively, and $18.6 million and $15.0 million for the six months ended June 30, 2023 and 2022, respectively.
    As of June 30, 2023, future estimated amortization expense related to the acquisition-related intangible assets is as follows (in thousands):

Future Amortization Expense
Remainder of 2023	$14,808
2024	26,759
2025	19,642
2026	17,260
2027	13,436
Thereafter	11,670
Total	$103,575

5.    Commitments and Contingencies
Purchase Commitments
    We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf. A significant portion of our purchase orders to our contract manufacturers for finished products consists of non-cancellable purchase commitments. In addition, we purchase strategic component inventory from certain suppliers under non-cancellable purchase commitments, including integrated circuits, which are consigned to our contract manufacturers. As of June 30, 2023, we had non-cancellable purchase commitments of $2.2 billion, of which $1.9 billion have confirmed receipt dates within 12 months, and $0.3 billion have confirmed receipt dates greater than 12 months. These open purchase orders are considered enforceable and legally binding, and while we may have some limited ability to reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services, this can only occur with the agreement of the related supplier.
    We also had deposits to our contract manufacturers to secure our purchase commitments in the amount of $301.6 million and $192.5 million as of June 30, 2023 and December 31, 2022, respectively, which were recorded within prepaid expenses and other current assets, as well as other assets in the condensed consolidated balance sheets.
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
Legal Proceedings
    WSOU Investments, LLC
    On November 25, 2020, WSOU Investments LLC ("WSOU") filed a lawsuit against us in the Western District of Texas asserting that certain of our products infringe three WSOU patents. WSOU's allegations are directed to certain features of our wireless and switching products. WSOU seeks remedies including monetary damages, attorney's fees and costs. On February 4, 2021, we filed an answer denying WSOU's allegations. On November 5, 2021, the case was transferred to the Northern District of California. On March 30, 2022, WSOU dismissed one of the patents with prejudice, removing Arista wireless products from those accused of infringement. On July 1, 2022, the court stayed the case pending the resolution of an inter partes review of one of the patents-in-suit. On May 30, 2023, the US Patent Trial and Appeal Board (“PTAB”) ruled all challenged claims in the inter partes review unpatentable. The district court case remains stayed pending appeal and/or final resolution of the PTAB ruling.
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
    We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2023, provisions recorded for contingent losses related to other claims and matters have not been significant. Based on currently-available information, management does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable, and believes these other matters are not likely, individually and in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows; however, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.
6.    Stockholders’ Equity and Stock-Based Compensation
Stock Repurchase Program
    Our board of directors has authorized a $1.0 billion stock repurchase program (the “Repurchase Program”). This authorization allows us to repurchase shares of our common stock that will be funded from working capital and expires in the fourth quarter of 2024. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchases, trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or a combination of the foregoing. The Repurchase Program does not obligate us to acquire any of our common stock and may be suspended or discontinued by the company at any time without prior notice. As of June 30, 2023, the remaining authorized amount for stock repurchases under the Repurchase Program was approximately $144.5 million.
    A summary of the stock repurchase activity under the Repurchase Program for the three and six months ended June 30, 2023 is as follows (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Aggregate purchase price	$30,004	$112,279
Shares repurchased	219	954
Average price paid per share	$137.21	$117.70
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
    Awards granted under the 2014 Plan could be in the form of Incentive Stock Options (“ISOs”), Nonstatutory Stock Options (“NSOs”), Restricted Stock Units (“RSUs”), Restricted Stock Awards (“RSAs”) or Stock Appreciation Rights (“SARs”). The number of shares available for grant and issuance under the 2014 Plan increases automatically on January 1 of each year commencing with 2016 by the number of shares equal to 3% of the outstanding shares of our common stock on the immediately preceding December 31, but not to exceed 50 million shares (the “2014 Plan Evergreen Increase”), unless our board of directors, in its discretion, determines to make a smaller increase. Effective January 1, 2023, our board of directors authorized an increase of 9.2 million shares to the shares available for issuance under the 2014 Plan. As of June 30, 2023, there remained approximately 98.0 million shares available for issuance under the 2014 Plan.
2014 Employee Stock Purchase Plan
    In April 2014, our board of directors and stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on the first day that our common stock was publicly traded. The number of shares reserved for issuance under the ESPP increases automatically on January 1 of each year by the number of shares equal to 1% of our shares outstanding on the immediately preceding December 31, but not to exceed 10 million shares, unless our board of directors, in its discretion, determines to make a smaller increase. Effective January 1, 2023, our board of directors authorized an increase of 3.1 million shares to the shares available for issuance under the ESPP. During the six months ended June 30, 2023, we issued 139,758 shares at a weighted-average purchase price of $102.66 per share under the ESPP. As of June 30, 2023, there remained approximately 23.5 million shares available for issuance under the ESPP.

Stock Option Activities
    The following table summarizes the option activity under our stock plans and related information (in thousands, except years and per share amounts):

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2022	5,769	$14.09	2.0	$618,774
Options granted	—	—
Options exercised	(1,930)	8.32
Options canceled	(1)	9.26
Balance—June 30, 2023	3,838	$17.00	1.8	$556,820
Vested and exercisable—June 30, 2023	3,497	$14.89	1.5	$514,659
Restricted Stock Unit (RSU) Activities
    A summary of the RSU activity is presented below (in thousands, except years and per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Unvested balance—December 31, 2022	8,360	$85.83	1.7	$1,014,431
RSUs granted	2,498	155.81
RSUs vested	(1,416)	77.40
RSUs forfeited/canceled	(180)	95.49
Unvested balance—June 30, 2023	9,262	$106.28	1.9	$1,500,987
Stock-Based Compensation Expense
    The following table summarizes the stock-based compensation expense related to our equity awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$2,824	$2,312	$5,799	$3,621
Research and development	41,137	28,449	77,706	56,025
Sales and marketing	15,833	12,827	30,971	25,936
General and administrative	7,333	6,636	15,532	14,921
Total stock-based compensation	$67,127	$50,224	$130,008	$100,503
    As of June 30, 2023, there were $868.7 million of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 3.7 years.

7.    Net Income Per Share
    The following table sets forth the computation of our basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$491,885	$299,099	$928,358	$571,358
Denominator:
Weighted-average shares used in computing net income per share, basic	308,636	306,754	307,810	307,399
Add weighted-average effect of dilutive securities:
Employee equity awards	7,849	9,827	8,221	10,641
Weighted-average shares used in computing net income per share, diluted	316,485	316,581	316,031	318,040
Net income per share:
Basic	$1.59	$0.98	$3.02	$1.86
Diluted	$1.55	$0.94	$2.94	$1.80
    The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share for the periods presented because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options and RSUs	548	781	285	423
Employee stock purchase plan	77	—	213	8
Total	625	781	498	431

8.    Income Taxes (in thousands, except percentages)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income before income taxes	$586,401	$362,320	$1,083,125	$671,787
Provision for income taxes	94,516	63,221	$154,767	100,429
Effective tax rate	16.1%	17.4%	14.3%	14.9%
    The decrease in the effective tax rates in the three and six months ended June 30, 2023, as compared to the same periods in 2022, was primarily due to an increase in tax benefits attributable to stock-based compensation.
9.    Geographical Information
    We operate in one reportable segment. The following table represents revenue based on customers’ shipping addresses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Americas(1)	$1,154,509	$845,055	$2,269,520	$1,509,432
Europe, Middle East and Africa	167,623	104,538	295,939	239,343
Asia-Pacific	136,792	102,298	244,816	180,182
Total revenue	$1,458,924	$1,051,891	$2,810,275	$1,928,957
(1) Includes $1,121.7 million and $838.7 million revenue generated from the U.S. for the three months ended June 30, 2023 and June 30, 2022, respectively, and $2,216.3 million and $1,487.6 million for the six months ended June 30, 2023 and June 30, 2022, respectively.
    Long-lived assets, net, excluding intercompany receivables, investments in subsidiaries, privately-held equity investments and deferred tax assets, by location are summarized as follows (in thousands):

	June 30, 2023	December 31, 2022
United States	$81,667	$71,540
International	20,038	23,469
Total	$101,705	$95,009
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
We have continued to work closely with our contract manufacturers and supply chain partners to ramp production following a period of delayed component sourcing and workforce disruptions. We have worked diligently to drive improvements in these areas, including funding additional working capital and incremental purchase commitments, and have begun to see some reduction in customer lead times on certain products. Over time, the recovery of capacity should allow us to ship products against previously committed deployment plans and accelerate some deployments where needed, while trying to limit building customer inventory. On this basis, we now expect some shipments against these deployment schedules to extend into 2024. As customer lead times reduce more broadly, we have seen and expect to continue to see a commensurate reduction in visibility to customer demand and a gradual return to somewhat shorter demand-planning horizons which has resulted in lower demand levels. Given the shipment and order patterns described above, near term revenue trends may not be reflective of current demand levels, but will benefit from deployment plans that had been previously committed. While inventory and working capital levels may continue to increase and remain elevated in the near term, we expect that purchase commitments will continue to decline as supplier lead times shorten. Although these elevated inventory positions are largely related to early life cycle products, we cannot be certain that we will be able to sell all of this inventory, which may in the future result in excess and obsolete inventory charges.
    In addition, inflation pressure in our supply chain, scarcity of some materials needed to build our products and disruptions to our manufacturing process have increased our cost of revenue and have impacted, and may continue to negatively impact our gross margin. Our operating cash-flows have also been and may continue to be negatively impacted by significant component inventories on hand or at our contract manufacturers. While we have seen improvements in our supply chain and manufacturing operations, any remaining or new supply chain and manufacturing related constraints could negatively impact our business in future periods. In addition, although our business has experienced limited disruption as a result of the Russia-Ukraine conflict, continued escalation of the conflict may negatively impact the global economy and our future operating results and financial condition.
    Management continues to actively monitor the impact of macroeconomic factors on the Company's financial condition, liquidity, operations, suppliers, industry, and workforce. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, the impact on our customers, partners, employees, contract manufacturers and supply chain, all of which continue to evolve and are unpredictable; however, any continued or renewed disruption in manufacturing and supply resulting from these factors could negatively impact our business. We also believe that our customers, following a year of elevated purchases, must now consider changing technology roadmaps and priorities, including the need for the rapid deployment of AI and related technologies, resulting in some uncertainty as to future investment plans and a more constrained approach to some forecasts and orders in the near term. In addition, any prolonged economic disruptions or further deterioration in the global economy could have a negative impact on demand from our customers in future periods. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends.
Results of Operations
Three and Six Months Ended June 30, 2023 Compared to Three and Six Months Ended June 30, 2022
Revenue, Cost of Revenue and Gross Margin (in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change in		2023	2022	Change in
	$	$	$	%	$	$	$	%
Revenue
Product	$1,261,537	$885,806	$375,731	42.4%	$2,433,631	$1,610,524	$823,107	51.1%
Service	197,387	166,085	31,302	18.8	376,644	318,433	58,211	18.3
Total revenue	1,458,924	1,051,891	407,033	38.7	2,810,275	1,928,957	881,318	45.7
Cost of revenue
Product	533,613	375,634	157,979	42.1	1,042,475	669,443	373,032	55.7
Service	41,182	32,992	8,190	24.8	79,164	62,404	16,760	26.9
Total cost of revenue	574,795	408,626	166,169	40.7	1,121,639	731,847	389,792	53.3
Gross profit	$884,129	$643,265	$240,864	37.4%	$1,688,636	$1,197,110	$491,526	41.1%
Gross margin	60.6%	61.2%			60.1%	62.1%

Revenue by Geography (in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	% of Total	2022	% of Total	2023	% of Total	2022	% of Total
Americas	$1,154,509	79.1%	$845,055	80.4%	$2,269,520	80.8%	$1,509,432	78.3%
Europe, Middle East and Africa	167,623	11.5	104,538	9.9	295,939	10.5	239,343	12.4
Asia-Pacific	136,792	9.4	102,298	9.7	244,816	8.7	180,182	9.3
Total revenue	$1,458,924	100.0%	$1,051,891	100.0%	$2,810,275	100.0%	$1,928,957	100.0%
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
    Product revenue increased $375.7 million, or 42.4%, and $823.1 million, or 51.1% for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The increase reflects strong demand for our switching and routing platforms from across our customer base. In addition, service revenue increased $31.3 million, or 18.8%, and $58.2 million, or 18.3% for the three and six months ended June 30, 2023, respectively, compared to the same period in 2022, as a result of continued growth in initial and renewal support contracts as our customer installed base has continued to expand. International revenue represented 20.9% and 19.2% of total revenue for the three and six months ended June 30, 2023, respectively, changing from 19.6% and 21.7% for the same periods in the prior year, which was primarily driven by changes in the geographic mix of sales to our large global customers.

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
    Cost of revenue increased by $166.2 million, or 40.7%, and $389.8 million, or 53.3% for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. These increases were primarily driven by a corresponding increase in product and service revenues, combined with an increase in provisions for excess/obsolete inventory.
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
    Gross margin decreased from 61.2% to 60.6% for the three months ended June 30, 2023, and decreased from 62.1% to 60.1% for the six months ended June 30, 2023, compared to the same periods in 2022. These decreases were primarily driven by a higher mix of revenue from our larger customers combined with an increase in provisions for excess/obsolete inventory, partly offset by the leverage of fixed overhead costs on a higher revenue base.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change in		2023	2022	Change in
	$	$	$	%	$	$	$	%
Operating expenses:
Research and development	$229,676	$178,158	$51,518	28.9%	$431,084	$350,164	$80,920	23.1%
Sales and marketing	97,971	79,372	18,599	23.4	191,463	160,111	31,352	19.6
General and administrative	26,420	22,882	3,538	15.5	51,449	45,995	5,454	11.9
Total operating expenses	$354,067	$280,412	$73,655	26.3%	$673,996	$556,270	$117,726	21.2%
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
    Research and development expenses increased $51.5 million, or 28.9%, and $80.9 million, or 23.1% in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The increases were primarily driven by an increase in personnel costs of $27.6 million and $49.7 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 primarily due to headcount growth. In addition, new product introduction costs increased by $24.4 million and $31.5 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022.
Sales and marketing
    Sales and marketing expenses consist primarily of personnel costs, marketing, trade shows, and other promotional activities, and an allocated portion of facility and IT costs. We expect our sales and marketing expenses to increase in absolute dollars as we continue to expand our sales and marketing efforts worldwide.
    Sales and marketing expenses increased $18.6 million, or 23.4%, and $31.4 million, or 19.6% for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, which was primarily caused by increased personnel costs largely driven by headcount growth, in addition to increased sales and marketing events and field demonstration costs.
General and administrative
    General and administrative expenses consist primarily of personnel costs and professional services costs. General and administrative personnel costs include those for certain executive functions, as well as finance, human resources and legal functions. Our professional services costs are primarily related to external legal, accounting and tax services.
    General and administrative expenses increased $3.5 million, or 15.5%, and $5.5 million, or 11.9% in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022.
Other Income (Expense), Net (in thousands, except percentages)
    Other income (expense), net consists primarily of interest income from our cash, cash equivalents and marketable securities, gains and losses on our equity investments in privately-held companies and marketable equity securities, and foreign currency transaction gains and losses. We expect other income (expense), net may fluctuate in the future as a result of the re-measurement of our equity investments upon the occurrence of observable price changes and/or impairments, changes in interest rates or returns on our cash and cash equivalents and marketable securities, and foreign currency exchange rate fluctuations.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change in		2023	2022	Change in
	$	$	$	%	$	$	$	%
Other income (expense), net:
Interest income	$32,206	$4,427	$27,779	627.5%	$54,715	$6,855	$47,860	698.2%
Unrealized gain (loss) on equity investments	24,743	(5,084)	29,827	586.7	19,172	23,413	(4,241)	(18.1)
Other income (expense), net	(610)	124	(734)	(591.9)	(5,402)	679	(6,081)	(895.6)
Total other income (expense), net	$56,339	$(533)	$56,872	10,670.2%	$68,485	$30,947	$37,538	121.3%
    The favorable movements in other income (expense), net, were driven by an unrealized gain on equity investments of $24.7 million in the three months ended June 30, 2023 compared to an unrealized loss of $5.1 million in the same period in 2022. In addition, interest income increased $27.8 million and $47.9 million in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 due to higher interest rates.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change in		2023	2022	Change in
	$	$	$	%	$	$	$	%
Income before income taxes	$586,401	$362,320	$224,081	61.8%	$1,083,125	$671,787	$411,338	61.2%
Provision for income taxes	94,516	63,221	31,295	49.5%	154,767	100,429	54,338	54.1%
Effective tax rate	16.1%	17.4%			14.3%	14.9%
    The decrease in the effective tax rates in the three and six months ended June 30, 2023, as compared to the same periods in 2022, was primarily due to an increase in tax benefits attributable to stock-based compensation.
Liquidity and Capital Resources
    Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of June 30, 2023, our total balance of cash, cash equivalents and marketable securities was approximately $3.7 billion, of which approximately $455.2 million was held outside the U.S. in our foreign subsidiaries.

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
Cash Flows (in thousands)

	Six Months Ended June 30,
	2023	2022
Cash provided by operating activities	$808,573	$318,235
Cash provided by (used in) investing activities	(124,653)	172,959
Cash used in financing activities	(97,635)	(615,699)
Effect of exchange rate changes	429	(3,041)
Net increase (decrease) in cash, cash equivalents and restricted cash	$586,714	$(127,546)
Cash Flows from Operating Activities
    During the six months ended June 30, 2023, cash provided by operating activities was $808.6 million, primarily from net income of $928.4 million and non-cash adjustments to net income of $16.9 million driven by stock-based compensation and depreciation and amortization, largely offset by an increase in deferred taxes associated with the capitalization of research and development costs under Section 174 of the Internal Revenue Code ("IRC"). These increases were partly offset by a net increase of $136.7 million in working capital requirements, which primarily consisted of a $574.6 million increase in inventory and a $137.0 million increase in inventory deposits to our contract manufacturers in response to a significant increase in business volume. These operating cash outflows were largely offset by cash inflows from a $185.3 million increase in accounts payable and accrued liabilities due to an increase in business volume and timing of payments, and a $198.1 million increase in income tax payables related to an increase in taxable income, combined with an extension by the Internal Revenue Service ("IRS") of the due dates for estimated tax payments until October 2023. In addition, we had cash inflows resulting from a decrease in accounts receivable of $143.4 million driven by strong collections, and an increase in deferred revenue of $43.7 million primarily resulting from an increase in customer PCS contracts.
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
Cash Flows from Investing Activities
    During the six months ended June 30, 2023, cash used in investing activities was $124.7 million, consisting of purchases of available-for-sale securities of $1,392.0 million, and purchases of property and equipment of $17.2 million. These amounts were partially offset by proceeds from maturities and sales of marketable securities of $1,287.0 million.
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
Cash Flows from Financing Activities
    During the six months ended June 30, 2023, cash used in financing activities was $97.6 million, consisting of payments for repurchases of our common stock from the open market of $112.3 million, and employee taxes withheld and paid of $15.8 million upon vesting of restricted stock units, partially offset by proceeds from the issuance of common stock under employee equity incentive plans of $30.4 million.
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
Stock Repurchase Program
    Our board of directors has authorized a $1.0 billion stock repurchase program (the “Repurchase Program”). This authorization allows us to repurchase shares of our common stock that will be funded from working capital and expires in the fourth quarter of 2024. The Repurchase Program does not obligate us to acquire any of our common stock and may be suspended or discontinued by the company at any time without prior notice. During the three months ended June 30, 2023, we repurchased a total of $30.0 million of our common stock. As of June 30, 2023, the remaining authorized amount for repurchases under the Repurchase Program was $144.5 million. Refer to Note 6. Stockholders' Equity and Stock-Based Compensation of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of the Quarterly Report on Form 10-Q for further discussion.
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
    Our material cash requirements include the following contractual and other obligations:
    Leases
    We have operating lease arrangements for office space, data center, equipment and other corporate assets. As of June 30, 2023, we had lease payment obligations, net of immaterial sublease income, of $78.0 million, with $21.6 million payable within one year.
    Purchase Obligations
    Purchase obligations represent an estimate of all non-cancellable open purchase orders and contractual obligations, made either directly by Arista or by our contract manufacturers on our behalf, in the ordinary course of business for which we have not received the goods or services. As of June 30, 2023, we had $2.2 billion of such purchase obligations, of which $1.9 billion are expected to be received within one year, and $0.3 billion are expected to be received after one year. These open purchase orders are considered enforceable and legally binding, and while we may have some limited ability to reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services, this can only occur with the agreement of the related supplier.
    Accrued Income Taxes
    As of June 30, 2023, we have recorded long-term tax liabilities of $98.7 million related to uncertain tax positions; however, we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.
In connection with the Tax Cuts and Jobs Act of 2017 (“TCJA”), effective from January 1st 2022, the TCJA eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to IRC Section 174. We estimate the incremental cash tax impact resulting from these regulations to be approximately $210.0 million for 2023. No material change to our effective tax rate has resulted from this new legislation.
    Off-balance Sheet Arrangements
    As of June 30, 2023, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
    We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates, and equity investment risk. Our exposure to market risk has not changed materially since December 31, 2022. For quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
    Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
    There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, that occurred during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•future sales forecasts may be materially inaccurate which could result in incorrect levels of inventory and purchase commitments;

•shipment delays could cause revenue to fall.
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
As a consequence of the concentrated nature of our customer base and their purchasing behavior, our quarterly revenue and results of operations have fluctuated from quarter to quarter and are difficult to estimate. Changes in the business requirements or focus, upgrade cycles, vendor selection, project prioritization, manner in which spending allocations are assigned among multiple vendors based upon specific network roles or projects, financial prospects, lack of growth of our customers, capital resources and expenditures or purchasing behavior and deceleration in spending of our key end customers could significantly decrease our sales to such end customers or could lead to delays, reductions or cancellations of planned purchases of our products or services. For example, some of our large customers have announced various cost reduction measures intended to optimize and increase efficiency in their capital expenditures. Additionally, some of our large customers may have to adjust their technology roadmaps and priorities including, for example, the need to rapidly deploy AI and related technologies. In some instances, such measures have had, or may have, an impact on certain current or future projects, and have reduced our visibility to customer demand, which may result in reductions in future demand and negatively impact our revenue, financial condition, business or prospects.
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
Our business depends on the overall demand for information technology, network connectivity and access to data and applications. Weak domestic or global economic conditions and continuing economic uncertainty, fear or anticipation of such conditions, a recession, international trade disputes, global pandemics such as the COVID-19 pandemic, or a reduction in information technology and network infrastructure spending or a deterioration of the financial performance, condition or prospects of our customers even if economic conditions improve, could adversely affect our business, financial condition, results of operations and prospects in a number of ways, including longer sales cycles, lower prices for our products and services, higher default rates among our distributors, reduced unit sales and lower or no growth. In addition, the global macroeconomic environment has been negatively affected by, among other things, the collapse of Silicon Valley Bank (“SVB”) and other financial institutions, epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes between the U.S., China and other countries, inflationary pressures, higher interest rates, instability in the global credit markets, the impact and uncertainty regarding global central bank monetary policy, instability in the geopolitical environment, the Russia-Ukraine conflict, political tensions between Taiwan and China, political demonstrations, and foreign governmental debt concerns which have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets. A government shutdown or a default by the U.S. government on its debt obligations, or related credit-rating downgrades could also have adverse effects on the broader global economy and contribute to, or worsen, an economic recession. We believe that any extended or renewed economic disruptions or deterioration in the global economy could have an adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations. For example, if other banks and financial institutions with whom we have banking relationships or whose corporate bonds are held in our marketable securities investment portfolio, enter receivership or become insolvent in the future, we may be unable to access, and we may lose some of our existing cash, cash equivalents and investments to the extent those funds are not insured or otherwise protected by the FDIC. In addition, in such circumstances we might not be able to timely pay key vendors and others. We regularly maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. Any delay in our ability to access our cash, cash equivalents and investments (or the loss of such funds) or to timely pay key vendors and others could have a material adverse effect on our operations and cause us to need to seek additional capital sooner than planned.
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
Our revenue growth rates in previous periods may not be indicative of our future performance. We have experienced annual revenue growth rates of 48.6%, 27.2%, -3.9%, and 12.1% in 2022, 2021, 2020, and 2019, respectively. In the future, our revenue growth rates will continue to be volatile due to cyclical trends in our business, and as we become more penetrated in our existing customer base and product markets and look to enter and expand into new markets. In addition, we have experienced supply constraints that have resulted in manufacturing and shipment delays, which have negatively affect the timing of revenue recognition. These manufacturing and supply chain disruptions could also result in the cancellation of orders by customers, reduced demand from existing customers in future periods, and increased difficulty in adding new customers. Other factors may also contribute to declines in our growth rates, including changes in demand for our products and services, particularly from our large end customers, the deterioration of the financial performance, condition or prospects of our large end customers, changes in capital spending by our large end customers, increased competition, price sensitivities from our customers to increases in our pricing, our ability to successfully manage our expansion or continue to capitalize on growth opportunities, the maturation of our business, the Russia-Ukraine conflict, a potential global economic downturn or recession, the collapse of SVB and other financial institutions and other general economic and international trade conditions such as political tensions between Taiwan and China and international trade wars involving the U.S. and China and other countries, and our ability to be successful in adjacent markets, such as campus switching, WiFi networking markets and network security markets. We have experienced volatility in demand from certain of our large end customers, and some of our large customers have announced various cost reduction measures or are considering changing technology roadmaps and priorities including the need for the rapid deployment of AI and related technologies, which have had, or may have, an impact on certain current or future projects and have reduced our visibility to demand for these customers, which may result in reductions in overall demand from these customers in future periods and negatively impact our revenue, financial condition, business or prospects. You should not rely on our revenue for any prior quarterly or annual period as an indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected and our stock price could be volatile.
Our results of operations have varied significantly from period to period and be unpredictable and if we fail to meet the expectations of analysts or investors or our previously issued financial guidance, or if any forward-looking financial guidance does not meet the expectation of analysts or investors, the market price of our common stock could decline substantially.
Our results of operations have historically varied from period to period, and we expect that this trend will continue. As a result, you should not rely upon our past financial results for any period as indicators of future performance. Our results of operations in any given period have been and could continue to be influenced by a number of factors, many of which are outside of our control and may be difficult to predict, including:

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
•the budgeting, sales, implementation and refresh cycles, purchasing practices, technology roadmaps and priorities and buying patterns of end customers, including large end customers who generally receive lower pricing terms due to volume discounts and who may or may not make large bulk purchases in certain quarters or who may elect to re-assign allocations to multiple vendors based upon specific network roles or projects or who may be placing orders in advance of demand to ensure supply;
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
•increased expenses resulting from increases in component, production and logistics costs resulting from factors such as global inflationary pressures, shortages in supply for semiconductors, and China's controls on the use of certain products and on the export of metals used in semiconductor manufacturing, or the tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs implemented by the U.S. government on various imports from China;
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
A substantial portion of our business and revenue depends on the growth and evolution of the networking market. The market demand for networking solutions has increased in recent years as end customers have deployed larger, more sophisticated networks and have increased the use of virtualization and cloud computing. The continued growth of this market will be dependent upon many factors including but not limited to the adoption of and demand for our end customers’ products and services, the expansion, evolution and build out of our end customers’ networks, the capacity utilization of existing network infrastructures, changes in the technological requirements for the products and services to be deployed in these networks, the amount and mix of capital spending by our end customers, including any changing technology priorities such as the rapid deployment of AI and related technologies, the development of network switches and cloud service solutions by our large end customers for internal use, the financial performance and prospects of our end customers, the availability of capital resources to our end customers, changes in government regulation that could impact networking business models including those regulations related to cybersecurity, privacy, data protection and net neutrality, our ability to provide networking solutions that address the needs of end customers more effectively and economically than those of other competitors or existing technologies and general economic conditions.
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
We expect our gross margins to vary over time and the gross margins we have achieved in recent years may not be sustainable and may be adversely affected in the future by numerous factors, including but not limited to pricing pressure on our products and services due to competition, the ability of more fully integrated competitors to bundle their networking products with other products, the mix of sales to large end customers who generally receive lower pricing, the mix of products sold, manufacturing-related costs, including costs associated with supply chain sourcing activities, merchant silicon costs, and excess/obsolete inventory charges, including charges for excess/obsolete component inventory held by our contract manufacturers. In addition, other factors that may impact our gross margins over time include the introduction of new products and new business models including the sale and delivery of more software and subscription solutions, entry into new markets or growth in lower margin markets, entry in markets with different pricing and cost structures, pricing discounts given to customers, costs associated with defending intellectual property infringement and other claims and the potential outcomes of such disputes, increased costs arising from epidemics, changes in distribution channels, increased warranty costs, and our ability to execute our operating plans. In addition, inflationary pressures and shortages have increased and may continue to increase costs for certain materials, components, supplies and services. As a result of cost inflation in our supply chain, we implemented targeted price increases in 2022. However, this could result in a decrease in demand for our products which would decrease revenue. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in this risk factors section could be heightened. We determine our operating expenses largely on the basis of anticipated revenue and a high percentage of our expenses are fixed in the short and medium term. As a result, a failure or delay in generating or recognizing revenue could cause significant variations in our operating results and operating margin from quarter to quarter. Failure to sustain or improve our gross margins reduces our profitability and may have a material adverse effect on our business and stock price.
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
The data center and campus networking markets have been historically dominated by Cisco, with competition also coming from other large network equipment and system vendors, including Extreme Networks, Dell/EMC, Hewlett Packard Enterprise, Nvidia and Juniper Networks. Most of our competitors and some strategic alliance partners have made acquisitions and/or have entered into or extended partnerships or other strategic relationships to offer more comprehensive product lines, including cloud networking solutions and network security. For example, Cisco acquired Acacia Communications, Broadcom acquired Brocade Communications Systems, Extreme Networks purchased certain data center networking assets from Broadcom/Brocade and Avaya, Dell acquired EMC, and Hewlett Packard Enterprise acquired Aruba Networks. This industry consolidation may lead to increased competition and may harm our business. Large system vendors are increasingly seeking to deliver top-to-bottom cloud networking solutions to end customers that combine cloud-focused hardware and software solutions to provide an alternative to our products. We expect this trend to continue as companies attempt to strengthen their market positions in an evolving industry and as companies are acquired or are unable to continue operations. Industry consolidation may result in stronger competitors that are better able to compete with us, and this could lead to more variability in our results of operations and could have a material adverse effect on our business, the pricing of our solutions, financial condition, results of operations and prospects.
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

Many of our existing and potential competitors enjoy substantial competitive advantages, such as greater name recognition and longer operating histories, larger sales and marketing budgets and resources, broader distribution and established relationships with channel partners and end customers, the ability to leverage their sales efforts across a broader portfolio of products, the ability to bundle competitive offerings with other products and services or to reduce the price of products and services that compete with ours in order to promote the sale of other products or services, the ability to develop their own silicon chips, the ability to set more aggressive pricing policies, lower labor and development costs, greater resources to make acquisitions, larger intellectual property portfolio, and substantially greater financial, technical, research and development or other resources.
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
•global macroeconomic conditions, including recessionary cycles;
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
•changes in trade controls, economic sanctions, or other international trade regulations, which have in general recently trended toward increasing breadth and complexity of controls, and which may affect our ability to import or export our products to and from various countries;
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
•issues related to cloud-specific regulatory requirements in certain countries, including the UK, EU and Asia-Pacific countries;
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
Historically, we have derived substantially all of our product revenue from sales of our switches, and we expect to continue to do so for the foreseeable future. We have experienced declines in sales for some of our products over time as they mature and are superseded by products with improved performance and functionality. A decline in the price of switches and related services, or our inability to increase sales of these products, would harm our business, financial condition, results of operations and prospects more seriously than if we derived significant revenue from a larger variety of product lines and services. Our future financial performance will also depend upon successfully developing and selling next-generation versions of our switches. If we fail to deliver new products, new features, or new releases that end customers want and that allow us to maintain leadership in what will continue to be a competitive market environment, our business, financial condition, results of operations and prospects will be harmed.
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
We have not yet established broad market awareness or acceptance of products and services that we have recently introduced in the campus workspace and network security markets. Market awareness of our value proposition and products and services will be essential to our continued growth and our success, particularly for the service provider and broader enterprise markets. If our marketing efforts are unsuccessful in creating market awareness of our company and our products and services or in gaining access to new customer markets, or if these new products and services are not accepted by customers, then our business, financial condition, results of operations and prospects will be adversely affected, and we will not be able to achieve sustained growth.
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
Managing our manufacturing capacity and extended supply chain is complex, and our inventory management systems and related supply-chain visibility tools may not enable us to forecast accurately and effectively manage the supply of our products and product components. Our ability to manage our supply chain may also be adversely affected by other factors including geopolitical conditions such as the impact of the COVID-19 pandemic, the Russia-Ukraine conflict and related economic sanctions against Russia, the U.S. trade war with China and political tensions between China and Taiwan. Global geopolitical and macroeconomic uncertainties have resulted in prolonged manufacturing and supply chain disruptions, including temporary closures of certain contract manufacturer and supplier facilities particularly within China and controls on certain supplies including China's restrictions in the use of Micron products and its controls on metals used in semiconductor manufacturing such as gallium and germanium which, in turn, have caused and may continue to cause shortages of, and extended lead times for, components used to manufacture our products, increases in the prices for such components, a reduction, unpredictability or interruption of supply, prioritization of component shipments to other vendors and decommitments of orders. Insufficient component supply, and increases in the time required to manufacture our products, may lead to prolonged inventory shortages, manufacturing disruptions and increased customer lead times for our products that could result in increased cancellation of orders or loss of future sales opportunities altogether as potential end customers turn to competitors’ products that are readily available.
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
The U.S. government continues to add additional entities, in China and elsewhere, to restricted party lists impacting the ability of U.S. companies to provide products, and in certain cases services, to these entities and, in some cases, receive products or services from these entities. Additionally, the U.S. government has also enacted controls restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, and supercomputing to China without an export license and may increase these controls. These new controls also apply to certain hardware containing these specified integrated circuits. Other foreign governments may in turn impose similar or more restrictive controls. These controls or any additional restrictions may impact our ability to export certain products to China or other countries, prohibit us from selling our products to certain of our customers or restrict our ability to use certain Integrated Circuits (“ICs”) in our products.
It also is possible that the Chinese government will retaliate in ways that could impact our business. For example, China has announced controls on both the use of Micron products and the export of metals used in semiconductor manufacturing such as geranium and gallium. Additionally, these restrictions could disrupt the ability of China to produce semiconductors and other electronics and impact our ability to source components from China. These restrictions could impact the cost of components or inputs used to produce our products. For example, in July 2023, China announced new export license requirements for certain raw materials used, among other things, in the production of semiconductors, optical components, and other electronic devices.
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
Tax laws are dynamic and subject to change. Changes in tax laws and regulations and interpretations of such laws and regulations, including taxation of earnings outside of the U.S. may have adverse effects on our operating results and could impact the tax treatment of our earnings and cash and cash equivalent balances we currently maintain. Furthermore, due to shifting economic and political conditions, tax policies or rates in various jurisdictions, including the United States, may be subject to significant change. For example, in 2022, the United States passed the Inflation Reduction Act, which made a number of changes to IRC, including adding a 1% excise tax on stock buybacks by publicly-traded corporations and a 15% corporate minimum tax on adjusted financial statement income of certain large companies. The impact of these provisions on our effective tax rate will also depend on additional guidance to be issued by the Treasury Secretary. We are currently evaluating the impact of these provisions on our effective tax rate. While we do not anticipate any materially adverse impacts to our effective tax rate, we cannot provide any assurances that these provisions will not have a materially adverse impact on our effective tax rate. Further, beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five years for U.S. incurred expenditures or fifteen years for non-U.S. incurred expenditures, pursuant to IRC Section 174. While there is the potential for legislation that would repeal or defer the capitalization requirement to later years, we have followed the current legislation to capitalize R&D expenditures in our current financial statements. There is no assurance that the provision will be repealed or otherwise modified. However, if repealing or modifying the legislation is enacted retroactively to 2022, we do not anticipate any material change to our effective tax rate. Finally, several countries, including the United States and Ireland as well as the Organization for Economic Cooperation and Development (“OECD”) have reached agreement on a global minimum tax initiative (“Pillar Two”). The Council of the European Union adopted this initiative for enactment by European Union member states by December 31, 2022, with implementation into the domestic laws of those states by the end of 2023. Many countries are also actively considering changes to existing tax laws or have proposed or enacted new laws to align with the recommendations and guidelines proposed by the OECD, including Pillar Two. Enactment of such tax laws could increase our tax obligations in countries where we do business or cause us to change the way we operate our business.
Finally, we are subject to the examination of our income tax returns by the IRS and other tax authorities. Audits by the IRS or other tax authorities are subject to inherent uncertainties and could result in unfavorable outcomes, including potential fines or penalties. As we operate in numerous taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. The expense of defending and resolving such an audit may be significant. The amount of time to resolve an audit is also unpredictable and may divert management’s attention from our business operations. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. We cannot assure you that fluctuations in our provision for income taxes or our effective tax rate, the enactment of new tax laws or changes in the application or interpretation of existing tax laws or adverse outcomes resulting from examination of our tax returns by tax authorities will not have an adverse effect on our business, financial condition, results of operations and prospects.
Failure to comply with governmental laws and regulations could harm our business, financial condition, results of operations and prospects.
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws (including new laws related to climate change), consumer protection laws, privacy, data protection, anti-bribery laws such as the U.S. Foreign Corrupt Practices Act, import/export controls and sanctions, conflict minerals, federal securities laws and tax laws and regulations. In addition, emerging tools and technologies we utilize in providing our products, like AI and machine learning, may also become subject to regulation under new laws or new applications of existing laws. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation.
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
Several jurisdictions have passed new laws and regulations relating to privacy, data protection, and other matters, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. For example, the California Consumer Privacy Act (“CCPA”) became operative on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. Certain aspects of the CCPA and its interpretation remain uncertain and are likely to remain uncertain for an extended period. Further, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved in the November 3, 2020 election. The CPRA modified the CCPA significantly, creating obligations relating to consumer data that commenced on January 1, 2022 and going into effect on July 1, 2023. The CPRA has resulted in further uncertainty and may require us to incur additional costs and expenses in an effort to comply. In addition to the CCPA/CPRA, numerous other states have enacted or are considering similar laws that will require ongoing compliance efforts and investment. For example, Connecticut, Virginia, and Colorado have enacted legislation similar to the CCPA and CPRA that has taken effect in 2023; Utah has enacted such legislation that will take effect on December 31, 2023; Florida, Montana, and Texas have enacted similar legislation that becomes effective in 2024; Tennessee and Iowa have enacted similar legislation that will take effect in 2025; and Indiana has enacted similar legislation that will become effective in 2026.
Among other emerging laws relating to privacy and data protection globally, India has released its draft Digital Personal Data Protection Bill 2022. We maintain an employee and operational presence in India, and this bill, if enacted, may require us to modify our policies and practices and incur increased costs in our efforts to comply.
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
Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations.
We use machine learning and AI technologies in our offerings and business, including in our Arista Guardian for Network Identity offering, and we are making investments in expanding our AI capabilities in our products, services, and tools, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new product features using AI technologies. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as evolving legal and regulatory landscapes. Laws and regulations applicable to AI continue to develop and may be inconsistent from jurisdiction to jurisdiction. For example, the European Union has proposed an Artificial Intelligence Act that, if finalized, would prohibit certain AI applications and systems and impose additional requirements on the use of certain applications or systems. The use of AI technologies in new or existing products may result in new or enhanced governmental or regulatory scrutiny, new or modified laws or regulations, claims, demands, and litigation, confidentiality, privacy, data protection, or security risks, ethical concerns, or other complications that could adversely affect our business, financial condition, results of operations and prospects.
Uncertainty around new and emerging AI technologies may require additional investment in the development and maintenance of proprietary datasets and machine learning models, development of new approaches and processes to provide attribution or remuneration to creators of training data, and development of appropriate protections, safeguards, and policies for handling the processing of data with AI technologies, which may be costly and could impact our expenses. AI technologies also present emerging ethical and social issues, including with respect to potential or actual bias reflected in, or flawed outputs of, models. AI technologies that we make use of may produce or create outputs that appear correct but are factually inaccurate or otherwise flawed, which may expose us to brand or reputational harm, competitive harm, regulatory scrutiny, and/or legal liability.
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
Although we have developed procedures and controls to comply with export control and other applicable laws, historically, we have had some instances where we, or a business that we acquired, inadvertently did not fully comply with certain trade laws, but we made relevant disclosures to, and implemented corrective actions with, the appropriate government agencies.
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
Our directors, executive officers and each of our stockholders who own greater than 10% of our outstanding common stock together with their affiliates, in the aggregate, beneficially own approximately 18.7% of the outstanding shares of our common stock, based on shares outstanding as of June 30, 2023. As a result, these stockholders, if acting together, could exercise a significant level of influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
Our repurchases for the three months ended June 30, 2023 are disclosed as below (in thousands, except per share amounts). For further information on our repurchase activities during the quarter ended June 30, 2023, please refer to Note 6. Stockholders' Equity and Stock-Based Compensation of the Notes to Consolidated Financial Statements included in Part I, Item 1, of the Quarterly Report on Form 10-Q.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
April 1, 2023 - April 30, 2023	—	$—	—	$174,477
May 1, 2023 - May 31, 2023	219	137.21	219	144,473
June 1, 2023 - June 30, 2023	—	—	—	144,473
	219		219
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following directors and officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On June 14, 2023, Kelly Battles, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of 1,418 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 13, 2024, or earlier if all transactions under the trading arrangement are completed.
On June 14, 2023, Charles Giancarlo, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 24,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 16, 2024, or earlier if all transactions under the trading arrangement are completed.

On June 8, 2023, Ita Brennan, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 58,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 8, 2024, or earlier if all transactions under the trading arrangement are completed.
No other officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

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

Arista Networks, Inc.
(Registrant)

Date:	July 31, 2023	By:	/s/ JAYSHREE ULLAL
Jayshree Ullal
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	July 31, 2023	By:	/s/ ITA BRENNAN
Ita Brennan
Chief Financial Officer
(Principal Accounting and Financial Officer)