Form 10-Q
period 2023-09-30
Arista Networks, Inc.
filed 2023-10-31
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of October 25, 2023 was 311,100,142.

ARISTA NETWORKS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ARISTA NETWORKS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,748,818	$671,707
Marketable securities	2,706,785	2,352,022
Accounts receivable, net	833,374	923,096
Inventories	1,893,538	1,289,706
Prepaid expenses and other current assets	472,483	314,217
Total current assets	7,654,998	5,550,748
Property and equipment, net	102,592	95,009
Acquisition-related intangible assets, net	95,458	122,205
Goodwill	268,531	265,924
Investments	62,288	39,468
Operating lease right-of-use assets	58,888	53,390
Deferred tax assets	793,015	574,912
Other assets	33,265	73,754
TOTAL ASSETS	$9,069,035	$6,775,410
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$268,972	$232,572
Accrued liabilities	410,071	292,487
Deferred revenue	698,675	637,432
Other current liabilities	469,007	131,040
Total current liabilities	1,846,725	1,293,531
Income taxes payable	104,660	89,839
Operating lease liabilities, non-current	48,044	43,964
Deferred revenue, non-current	496,076	403,814
Other long-term liabilities	67,975	58,442
TOTAL LIABILITIES	2,563,480	1,889,590
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100,000 shares authorized and no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value—1,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 310,972 and 306,890 shares issued and outstanding as of September 30, 2023 and December 31, 2022	31	31
Additional paid-in capital	2,028,301	1,780,714
Retained earnings	4,500,389	3,138,983
Accumulated other comprehensive income (loss)	(23,166)	(33,908)
TOTAL STOCKHOLDERS’ EQUITY	6,505,555	4,885,820
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,069,035	$6,775,410
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Income Statements
(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Product	$1,285,548	$1,008,689	$3,719,179	$2,619,213
Service	223,908	168,112	600,552	486,545
Total revenue	1,509,456	1,176,801	4,319,731	3,105,758
Cost of revenue:
Product	522,866	432,569	1,565,341	1,102,012
Service	44,171	34,252	123,335	96,656
Total cost of revenue	567,037	466,821	1,688,676	1,198,668
Gross profit	942,419	709,980	2,631,055	1,907,090
Operating expenses:
Research and development	212,353	187,807	643,437	537,971
Sales and marketing	102,033	81,401	293,496	241,512
General and administrative	25,338	23,425	76,787	69,420
Total operating expenses	339,724	292,633	1,013,720	848,903
Income from operations	602,695	417,347	1,617,335	1,058,187
Other income (expense), net	41,815	6,817	110,300	37,764
Income before income taxes	644,510	424,164	1,727,635	1,095,951
Provision for income taxes	99,183	70,165	253,950	170,594
Net income	$545,327	$353,999	$1,473,685	$925,357
Net income per share:
Basic	$1.76	$1.16	$4.78	$3.02
Diluted	$1.72	$1.13	$4.66	$2.92
Weighted-average shares used in computing net income per share:
Basic	310,185	304,931	308,602	306,576
Diluted	317,631	314,401	316,564	316,745

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$545,327	$353,999	$1,473,685	$925,357
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1378)	(2,574)	(1,045)	(5,306)
Available-for-sale investments:
Change in net unrealized gains (losses) on available-for-sale securities	3,446	(3,236)	7,955	(33,523)
Reclassification adjustment included in net income	(26)	—	3,832	—
Other comprehensive income (loss)	2,042	(5,810)	10,742	(38,829)
Comprehensive income	$547,369	$348,189	$1,484,427	$886,528

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands)

	Three Months Ended September 30, 2023						Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of period	309,355	$31	$1,927,697	$3,955,062	$(25,208)	$5,857,582	306,890	$31	$1,780,714	$3,138,983	$(33,908)	$4,885,820
Net income	—	—	—	545,327	—	545,327	—	—	—	1,473,685	—	1,473,685
Other comprehensive income, net of tax	—	—	—	—	2,042	2,042	—	—	—	—	10,742	10,742
Stock-based compensation	—	—	85,390	—	—	85,390	—	—	215,398	—	—	215,398
Issuance of common stock in connection with employee equity incentive plans	1,662	—	23,387	—	—	23,387	5,162	—	53,797	—	—	53,797
Repurchase of common stock	—	—	—	—	—	—	(954)	—	—	(112,279)	—	(112,279)
Tax withholding paid for net share settlement of equity awards	(45)	—	(8,173)	—	—	(8,173)	(158)	—	(23,939)	—	—	(23,939)
Common stock issued for business acquisition	—	—	—	—	—	—	32	—	2,331	—	—	2,331
Balance at end of period	310,972	$31	$2,028,301	$4,500,389	$(23,166)	$6,505,555	310,972	$31	$2,028,301	$4,500,389	$(23,166)	$6,505,555

	Three Months Ended September 30, 2022						Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of period	304,455	$30	$1,638,787	$2,408,294	$(41,319)	$4,005,792	307,681	$31	$1,530,046	$2,456,823	$(8,300)	$3,978,600
Net income	—	—	—	353,999	—	353,999	—	—	—	925,357	—	925,357
Other comprehensive loss, net of tax	—	—	—	—	(5,810)	(5,810)	—	—	—	—	(38,829)	(38,829)
Stock-based compensation	—	—	65,477	—	—	65,477	—	—	165,980	—	—	165,980
Issuance of common stock in connection with employee equity incentive plans	1,593	1	20,081	—	—	20,082	4,451	1	43,072	—	—	43,073
Repurchase of common stock	(479)	—	—	(47,582)	—	(47,582)	(6,433)	(1)	—	(667,469)	—	(667,470)
Tax withholding paid for net share settlement of equity awards	(54)	—	(6,740)	—	—	(6,740)	(217)	—	(25,542)	—	—	(25,542)
Common stock issued for business acquisition	—	$—	$—	$—	$—	—	33	$—	$4,049	$—	$—	4,049
Balance at end of period	305,515	$31	$1,717,605	$2,714,711	$(47,129)	$4,385,218	305,515	$31	$1,717,605	$2,714,711	$(47,129)	$4,385,218

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,473,685	$925,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	56,233	45,169
Stock-based compensation	215,398	165,980
Noncash lease expense	13,615	13,837
Deferred income taxes	(217,489)	(148,355)
Gain on strategic investments	(18,699)	(24,121)
Amortization (accretion) of investment premiums (discounts)	(22,389)	14,167
Changes in operating assets and liabilities:
Accounts receivable, net	89,722	(129,947)
Inventories	(603,832)	(449,792)
Other assets	(118,622)	(86,895)
Accounts payable	33,740	73,480
Accrued liabilities	117,481	14,690
Deferred revenue	153,505	(1,245)
Income taxes, net	346,170	41,074
Other liabilities	(10,968)	(1,059)
Net cash provided by operating activities	1,507,550	452,340
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	1,564,950	1,277,821
Proceeds from sale of marketable securities	49,584	186,782
Purchases of marketable securities	(1,934,156)	(973,489)
Purchases of property and equipment	(28,424)	(34,184)
Cash paid for business combinations, net of cash acquired	1,799	(145,087)
Investment in notes and privately-held companies	(4,250)	(12,691)
Net cash provided by (used in) investing activities	(350,497)	299,152
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity plans	53,797	43,073
Tax withholding paid on behalf of employees for net share settlement	(23,939)	(25,542)
Repurchases of common stock	(112,279)	(667,470)
Net cash used in financing activities	(82,421)	(649,939)
Effect of exchange rate changes	(934)	(6,090)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,073,698	95,463
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —Beginning of period	675,978	625,050
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$1,749,676	$720,513

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Right-of-use assets obtained in exchange for lease obligations	$19,126	$7,300
Property and equipment included in accounts payable and accrued liabilities	3,965	5,704
Common stock issued for business acquisition	2,331	4,049
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
Basis of Presentation and Principles of Consolidation
    The accompanying unaudited condensed consolidated financial statements include the accounts of Arista Networks, Inc. and its wholly-owned subsidiaries and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. All significant inter-company accounts and transactions have been eliminated.
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
Risks and Uncertainties
Global economic and business activities continue to face widespread macroeconomic uncertainties, including inflation, monetary policy shifts, the recent banking crisis, recession risks, and potential supply chain and other disruptions from the Russia-Ukraine and Israel-Hamas conflicts, and the U.S. trade war with China.
We have worked closely with our contract manufacturers and supply chain partners to ramp production following a period of delayed component sourcing and workforce disruptions. We have worked diligently to drive improvements in these areas, including funding additional working capital and incremental purchase commitments, and have begun to see some reduction in customer lead times on certain products. Over time, the recovery of capacity should allow us to ship products against previously committed deployment plans and accelerate some deployments where needed, while trying to limit building customer inventory. On this basis, we expect some shipments against these deployment plans to extend into 2024. As customer lead times reduce more broadly, we have seen and expect to continue to see a commensurate reduction in visibility to customer demand and a gradual return to somewhat shorter demand-planning horizons which has resulted in lower demand levels. Given the shipment and order patterns described above, near term revenue trends may not be reflective of current demand levels, but will benefit from deployment plans that had been previously committed. While inventory and working capital levels may continue to increase and remain elevated in the near term, we expect that purchase commitments will continue to decline as supplier lead times shorten. Although these elevated inventory positions and purchase commitments are largely related to relatively early life cycle products, the larger magnitude of these balances, combined with a reduction in customer demand-planning horizons, has resulted in increased risk that we may not be able to sell all of this inventory, which in turn has resulted, and may in the future result, in the need for us to incur excess and obsolete inventory-related charges.
    In addition, inflation pressure in our supply chain, scarcity of some materials needed to build our products and disruptions to our manufacturing process have increased our cost of revenue and have impacted, and may continue to negatively impact our gross margin. Our operating cash-flows have also been and may continue to be negatively impacted by significant component inventories on hand or at our contract manufacturers. While we have seen improvements in our supply chain and manufacturing operations, any remaining or new supply chain and manufacturing related constraints could negatively impact our business in future periods. In addition, although our business has experienced limited disruption as a result of the recent conflicts between Russia-Ukraine, continued escalation of this conflict as well as the Israeli-Hamas conflict may negatively impact the global economy and our future operating results and financial condition.
    Management continues to actively monitor the impact of macroeconomic factors on the Company's financial condition, liquidity, operations, suppliers, industry, and workforce. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, the impact on our customers, partners, employees, contract manufacturers and supply chain, all of which continue to evolve and are unpredictable; however, any continued or renewed disruption in manufacturing and supply resulting from these factors could negatively impact our business. We also believe that some of our customers, following a year of elevated purchases, must now consider changing technology roadmaps and priorities, including the need for the rapid deployment of AI and related technologies, resulting in some uncertainty as to future investment plans and a more constrained approach to some forecasts and orders in the near term. In addition, any prolonged economic disruptions or further deterioration in the global economy could have a negative impact on demand from our customers in future periods, particularly in the enterprise market where we are continuing to expand our penetration. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends.
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

	September 30, 2023				December 31, 2022
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Financial Assets:
Cash Equivalents:
Money market funds	$709,525	$—	$—	$709,525	$322,294	$—	$—	$322,294
Commercial paper	—	—	—	—	—	5,422	—	5,422
U.S. government notes	—	—	—	—	51,986	—	—	51,986
Agency securities	—	—	—	—	—	17,559	—	17,559
	709,525	—	—	709,525	374,280	22,981	—	397,261
Marketable Securities:
Commercial paper	—	27,764	—	27,764	—	—	—	—
Certificates of deposits(1)	—	7,000	—	7,000	—	10,492	—	10,492
U.S. government notes	901,551	—	—	901,551	993,955	—	—	993,955
Corporate bonds	—	1,125,203	—	1,125,203	—	1,113,134	—	1,113,134
Agency securities	—	645,267	—	645,267	—	215,380	—	215,380
Marketable equity securities(2)	—	—	—	—	19,061	—	—	19,061
	901,551	1,805,234	—	2,706,785	1,013,016	1,339,006	—	2,352,022
Other Assets:
Money market funds - restricted	858	—	—	858	4,271	—	—	4,271
Total Financial Assets	$1,611,934	$1,805,234	$—	$3,417,168	$1,391,567	$1,361,987	$—	$2,753,554
______________________________________
(1) As of September 30, 2023 and December 31, 2022, all of our certificates of deposits were domestic deposits.
(2) During the three months ended September 30, 2023, the Company sold all its shares of marketable equity securities for $23.9 million. This publicly-traded equity investment generated a realized loss of $1.0 million and an unrealized gain of $5.8 million for the three and nine months ended September 30, 2023, respectively. The initial cost of this investment was $3.0 million with no changes since our initial investment. The cumulative gain from the initial purchase was $20.9 million, the majority of which has been reflected in prior periods as net unrealized gains. The realized and unrealized gains/losses are included in Other income (expense), net on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 3. Financial Statements Details.
    During the three and nine months ended September 30, 2023, the Company did not make any transfers between the levels of the fair value hierarchy.
    Marketable debt securities
    The following table summarizes the amortized cost, unrealized gains and losses, and fair value of our debt securities measured at fair value on a recurring basis (in thousands):

	September 30, 2023				December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$27,764	$—	$—	$27,764	$—	$—	$—	$—
U.S. government	906,878	—	(5,327)	901,551	1,007,175	3	(13,223)	993,955
Corporate bonds	1,132,878	42	(7,717)	1,125,203	1,125,920	271	(13,057)	1,113,134
Agency securities	648,997	10	(3,740)	645,267	217,893	83	(2,596)	215,380
Total	$2,716,517	$52	$(16,784)	$2,699,785	$2,350,988	$357	$(28,876)	$2,322,469
    For debt securities in unrealized loss positions, it is not likely that we will be required to sell such securities before recovery of their amortized cost basis nor do we have the intent to sell such securities before maturity. We invest in debt securities that have maximum maturities of two years and are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these marketable securities, the more susceptible they are to changes in market interest rates and bond yields. Given the short-term and conservative nature of our portfolio, our debt securities are generally not subject to credit risk; therefore, we did not recognize any credit losses or non-credit-related impairments related to such securities for the three and nine months ended September 30, 2023. All unrealized losses were recognized in other comprehensive income (loss). Realized gains or losses were immaterial for the three and nine months ended September 30, 2023.
    The following table is an analysis of our marketable debt securities in unrealized loss positions (in thousands):

	September 30, 2023
	Unrealized Losses within 12 months		Unrealized Losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government notes	$688,395	$(3,625)	$182,156	$(1,702)	$870,551	$(5,327)
Corporate bonds	925,541	(5,928)	163,152	(1,789)	1,088,693	(7,717)
Agency securities	542,013	(3,158)	62,479	(582)	604,492	(3,740)
Total	$2,155,949	$(12,711)	$407,787	$(4,073)	$2,563,736	$(16,784)
     As of September 30, 2023, we had no marketable debt securities with contractual maturities that exceed 24 months. The fair values of marketable debt securities, by remaining contractual maturities, are as follows (in thousands):

September 30, 2023
Fair Value
Due in 1 year or less	$1,517,054
Due in 1 to 2 years	1,182,731
Total debt securities	$2,699,785
    The weighted-average remaining duration of our marketable debt securities is approximately 0.9 years as of September 30, 2023. As we view these marketable debt securities as available to support current operations, we classify marketable debt securities with maturities beyond 12 months as current assets under the caption "Marketable securities" on the condensed consolidated balance sheets.
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

We did not record any realized gains for our non-marketable equity securities during the three and nine months ended September 30, 2023 and September 30, 2022, and we recorded an immaterial amount of realized and unrealized losses for the three and nine months ended September 30, 2023 and September 30, 2022. Unrealized gains for our non-marketable equity securities are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unrealized gains on non-marketable equity securities (1)	$500	$1,681	$13,901	$16,681
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
    The following table summarizes the activity related to our non-marketable equity securities as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Cost of investments(1)	$31,656	$23,625
Cumulative impairment and downward adjustment	—	(888)
Cumulative upward adjustment	30,632	16,731
Carrying amount of investments	$62,288	$39,468
(1) During the nine months ended September 30, 2023, we had an $8.0 million convertible note previously included in other assets, plus accrued interest of $0.6 million, that was converted to an equity investment and included in cost of investments.
3.    Financial Statements Details
Cash, Cash Equivalents and Restricted Cash
    The reconciliation of cash, cash equivalents and restricted cash reported on the unaudited condensed consolidated balance sheets to the total of the same such amounts in the unaudited condensed consolidated statements of cash flows is as follows (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$1,748,818	$671,707
Restricted cash included in other assets	858	4,271
Total cash, cash equivalents and restricted cash	$1,749,676	$675,978
Accounts Receivable, net
    Accounts receivable, net consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Accounts receivable	$846,577	$928,490
Allowance for doubtful accounts	(2,485)	(19)
Product sales rebate and returns reserve	(10,718)	(5,375)
Accounts receivable, net	$833,374	$923,096

Inventories
    Inventories consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$944,329	$759,519
Finished goods	949,209	530,187
Total inventories	$1,893,538	$1,289,706
Prepaid Expenses and Other Current Assets
    Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Inventory deposits	$198,369	$162,047
Other current assets	274,114	152,170
Total prepaid expenses and other current assets	$472,483	$314,217
Property and Equipment, net
    Property and equipment, net consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Land	$44,017	$41,500
Equipment and machinery	142,205	122,407
Computer hardware and software	57,052	52,148
Leasehold improvements	32,146	30,102
Furniture and fixtures	3,559	3,575
Construction-in-process	4,422	2,124
Property and equipment, gross	283,401	251,856
Less: accumulated depreciation	(180,809)	(156,847)
Property and equipment, net	$102,592	$95,009
    Depreciation expense was $8.6 million and $6.9 million for the three months ended September 30, 2023 and 2022, respectively, and $23.5 million and $18.7 million for the nine months ended September 30, 2023 and 2022, respectively.
Accrued Liabilities
    Accrued liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued compensation-related costs	$99,382	$117,053
Accrued supplier liability	183,148	71,481
Accrued manufacturing costs	56,740	45,379
Accrued product development costs	33,184	27,380
Other	37,617	31,194
Total accrued liabilities	$410,071	$292,487

Contract Liabilities, Deferred Revenue and Other Performance Obligations
Contract Liabilities
    A contract liability is recognized when we have received customer payments in advance of our satisfaction of a performance obligation under a cancellable contract. The following table summarizes the activity related to our contract liabilities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contract liabilities, beginning balance	$110,097	$101,600	$103,448	$93,382
Less: Revenue recognized from beginning balance	(10,222)	(9,173)	(33,466)	(29,296)
Less: Beginning balance reclassified to deferred revenue	(5,306)	(9,898)	(5,228)	(2,998)
Add: Contract liabilities recognized	25,712	18,247	55,527	39,688
Contract liabilities, ending balance	$120,281	$100,776	$120,281	$100,776
    As of September 30, 2023 and December 31, 2022, $52.5 million and $45.2 million of our contract liabilities, respectively, were included in "Other current liabilities" with the remaining balances included in "Other long-term liabilities" on the condensed consolidated balance sheets.
Deferred Revenue
    Deferred revenue is comprised mainly of unearned revenue related to multi-year post-contract support ("PCS") contracts, services and product deferrals related to acceptance clauses. The following table summarizes the activity related to our deferred revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Deferred revenue, beginning balance	$1,084,904	$1,033,490	$1,041,246	$929,312
Less: Revenue recognized from beginning balance	(173,494)	(234,515)	(506,859)	(457,309)
Add: Deferral of revenue in current period, excluding amounts recognized during the period	283,341	142,069	660,364	469,041
Deferred revenue, ending balance	$1,194,751	$941,044	$1,194,751	$941,044
Other Performance Obligations
    Other performance obligations totaling $820.3 million as of September 30, 2023 include unbilled multi-year PCS and service contract amounts of $313.2 million and $507.1 million of binding contractual agreements with certain customers that are primarily related to future product shipments.
Revenue from Total Remaining Performance Obligations
    Total revenue from our contract liabilities, deferred revenue and other performance obligations that will be recognized in future periods amounts to $2.1 billion. Included in this amount is the $507.1 million of binding contractual agreements related primarily to future product shipments that are expected to be recognized as revenue over the next two years. In addition, approximately 76% of the remaining $1.6 billion of this future revenue is expected to be recognized over the next two years and approximately 24% is expected to be recognized during the third to the fifth year.
Other Income (Expense), net
    Other income (expense), net consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income	$43,676	$6,929	$98,391	$13,783
Gain (loss) on strategic investments	(473)	708	18,699	24,121
Other income (expense), net	(1,388)	(820)	(6,790)	(140)
Total	$41,815	$6,817	$110,300	$37,764

4.    Acquisition, Goodwill and Acquisition-Related Intangible Assets
Acquisitions
    We had no material business acquisitions during the nine months ended September 30, 2023. During the year ended December 31, 2022, we completed two acquisitions of private companies for total consideration of $158.9 million including $4.0 million in common stock and the remainder in cash. The purchase prices included $62.3 million of intangible assets, $77.5 million of goodwill and $19.1 million of net tangible assets acquired. We also incurred certain acquisition-related expenses of $4.7 million, which primarily consisted of retention bonuses to continuing employees as well as professional and consulting fees.
The purchase price allocation for the two acquisitions have been finalized. No changes were made to the purchase price allocation for the three and nine months ended September 30, 2023.
Goodwill
    No material changes were made to the carrying values of goodwill for the three and nine months ended September 30, 2023.
Acquisition-Related Intangible Assets
    Acquisition-related intangible assets, excluding those that are fully amortized, were as follows (in thousands, except years):

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount		Weighted Average Remaining Useful Life (in years)
	December 31, 2022	Additions	September 30, 2023	December 31, 2022	Amortization	September 30, 2023	December 31, 2022	September 30, 2023
Developed technology	$154,930	$—	$154,930	$(79,036)	$(19,262)	$(98,298)	$75,894	$56,632	4.2
Customer relationships	54,620	—	54,620	(14,097)	(5,775)	(19,872)	40,523	34,748	5.0
Trade name	12,390	—	12,390	(6,602)	(1,710)	(8,312)	5,788	4,078	1.8
Total	$221,940	$—	$221,940	$(99,735)	$(26,747)	$(126,482)	$122,205	$95,458	4.4
    Amortization expense related to acquisition-related intangible assets was $8.1 million and $9.3 million for the three months ended September 30, 2023 and 2022, respectively, and $26.7 million and $24.3 million for the nine months ended September 30, 2023 and 2022, respectively.
    As of September 30, 2023, future estimated amortization expense related to the acquisition-related intangible assets is as follows (in thousands):

Future Amortization Expense
Remainder of 2023	$6,691
2024	26,759
2025	19,642
2026	17,260
2027	13,436
Thereafter	11,670
Total	$95,458

5.    Commitments and Contingencies
Purchase Commitments
    We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf. A significant portion of our purchase orders to our contract manufacturers for finished products consists of non-cancellable purchase commitments. In addition, we purchase strategic component inventory from certain suppliers under non-cancellable purchase commitments, including integrated circuits, which are consigned to our contract manufacturers. As of September 30, 2023, we had non-cancellable purchase commitments of $2.0 billion, of which $1.7 billion have expected receipt dates within 12 months, and $0.3 billion have expected receipt dates greater than 12 months. These open purchase orders are considered enforceable and legally binding, and while we may have some limited ability to reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services, this can only occur with the agreement of the related supplier.
    We also had deposits to our contract manufacturers to secure our purchase commitments in the amount of $201.1 million and $192.5 million as of September 30, 2023 and December 31, 2022, respectively, which were recorded within prepaid expenses and other current assets, as well as other assets in the condensed consolidated balance sheets.
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
    We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2023, provisions recorded for contingent losses related to other claims and matters have not been significant. Based on currently-available information, management does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable, and believes these other matters are not likely, individually and in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows; however, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.
6.    Stockholders’ Equity and Stock-Based Compensation
Stock Repurchase Program
    In October 2021, our board of directors authorized a $1.0 billion stock repurchase program (the “Repurchase Program”). This authorization allows us to repurchase shares of our common stock that will be funded from working capital and expires in the fourth quarter of 2024. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchases, trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or a combination of the foregoing. The Repurchase Program does not obligate us to acquire any of our common stock and may be suspended or discontinued by the company at any time without prior notice. As of September 30, 2023, the remaining authorized amount for stock repurchases under the Repurchase Program was approximately $144.5 million.
    We did not repurchase any shares during the three months ended September 30, 2023. A summary of the stock repurchase activity under the Repurchase Program for the nine months ended September 30, 2023 is as follows (in thousands, except per share amounts):

Nine Months Ended
September 30, 2023
Aggregate purchase price	$112,279
Shares repurchased	954
Average price paid per share	$117.70
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
    Awards granted under the 2014 Plan could be in the form of Incentive Stock Options (“ISOs”), Nonstatutory Stock Options (“NSOs”), Restricted Stock Units (“RSUs”), Restricted Stock Awards (“RSAs”) or Stock Appreciation Rights (“SARs”). The number of shares available for grant and issuance under the 2014 Plan increases automatically on January 1 of each year commencing with 2016 by the number of shares equal to 3% of the outstanding shares of our common stock on the immediately preceding December 31, but not to exceed 50 million shares, unless our board of directors, in its discretion, determines to make a smaller increase. Effective January 1, 2023, our board of directors authorized an increase of 9.2 million shares to the shares available for issuance under the 2014 Plan. As of September 30, 2023, there remained approximately 96.5 million shares available for issuance under the 2014 Plan.
2014 Employee Stock Purchase Plan
    In April 2014, our board of directors and stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on the first day that our common stock was publicly traded. The number of shares reserved for issuance under the ESPP increases automatically on January 1 of each year by the number of shares equal to 1% of our shares outstanding on the immediately preceding December 31, but not to exceed 10 million shares, unless our board of directors, in its discretion, determines to make a smaller increase. Effective January 1, 2023, our board of directors authorized an increase of 3.1 million shares to the shares available for issuance under the ESPP. During the nine months ended September 30, 2023, we issued 279,498 shares at a weighted-average purchase price of $105.69 per share under the ESPP. As of September 30, 2023, there remained approximately 23.4 million shares available for issuance under the ESPP.

Stock Option Activities
    The following table summarizes the option activity under our stock plans and related information (in thousands, except years and per share amounts):

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2022	5,769	$14.09	2.0	$618,774
Options granted	—	—
Options exercised	(2,694)	9.00
Options canceled	(2)	8.10
Balance—September 30, 2023	3,073	$18.56	1.8	$508,139
Vested and exercisable—September 30, 2023	2,799	$16.61	1.5	$468,286
Restricted Stock Unit (RSU) Activities
    A summary of the RSU activity is presented below (in thousands, except years and per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Unvested balance—December 31, 2022	8,360	$85.83	1.7	$1,014,431
RSUs granted	2,575	156.34
RSUs vested	(2,166)	78.49
RSUs forfeited/canceled	(235)	98.72
Unvested balance—September 30, 2023	8,534	$109.13	1.9	$1,569,587
Stock-Based Compensation Expense
    The following table summarizes the stock-based compensation expense related to our equity awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$3,717	$2,992	$9,516	$6,613
Research and development	47,965	37,698	125,671	93,723
Sales and marketing	20,490	16,103	51,461	42,039
General and administrative	13,218	8,684	28,750	23,605
Total stock-based compensation	$85,390	$65,477	$215,398	$165,980
    As of September 30, 2023, there were $804.3 million of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 3.6 years.

7.    Net Income Per Share
    The following table sets forth the computation of our basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income	$545,327	$353,999	$1,473,685	$925,357
Denominator:
Weighted-average shares used in computing net income per share, basic	310,185	304,931	308,602	306,576
Add weighted-average effect of dilutive securities:
Employee equity awards	7,446	9,470	7,962	10,169
Weighted-average shares used in computing net income per share, diluted	317,631	314,401	316,564	316,745
Net income per share:
Basic	$1.76	$1.16	$4.78	$3.02
Diluted	$1.72	$1.13	$4.66	$2.92
    The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share for the periods presented because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options and RSUs	4	292	191	379
Employee stock purchase plan	25	295	150	104
Total	29	587	341	483

8.    Income Taxes (in thousands, except percentages)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income before income taxes	$644,510	$424,164	$1,727,635	$1,095,951
Provision for income taxes	99,183	70,165	$253,950	170,594
Effective tax rate	15.4%	16.5%	14.7%	15.6%
    The decrease in the effective tax rates in the three and nine months ended September 30, 2023, as compared to the same periods in 2022, was primarily due to an increase in tax benefits attributable to stock-based compensation.
9.    Geographical Information
    We operate in one reportable segment. The following table represents revenue based on customers’ shipping addresses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Americas(1)	$1,184,717	$977,674	$3,454,237	$2,487,106
Europe, Middle East and Africa	173,175	110,793	469,114	350,136
Asia-Pacific	151,564	88,334	396,380	268,516
Total revenue	$1,509,456	$1,176,801	$4,319,731	$3,105,758
(1) Includes $1,150.5 million and $969.2 million revenue generated from the U.S. for the three months ended September 30, 2023 and September 30, 2022, respectively, and $3,366.8 million and $2,456.8 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.
    Long-lived assets, net, excluding intercompany receivables, investments in subsidiaries, privately-held equity investments and deferred tax assets, by location are summarized as follows (in thousands):

	September 30, 2023	December 31, 2022
United States	$80,449	$71,540
International	22,143	23,469
Total	$102,592	$95,009
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
Macroeconomic Update
Global economic and business activities continue to face widespread macroeconomic uncertainties, including inflation, monetary policy shifts, the recent banking crisis, recession risks, and potential supply chain and other disruptions from the Russia-Ukraine and Israel-Hamas conflicts, and the U.S. trade war with China.
We have worked closely with our contract manufacturers and supply chain partners to ramp production following a period of delayed component sourcing and workforce disruptions. We have worked diligently to drive improvements in these areas, including funding additional working capital and incremental purchase commitments, and have begun to see some reduction in customer lead times on certain products. Over time, the recovery of capacity should allow us to ship products against previously committed deployment plans and accelerate some deployments where needed, while trying to limit building customer inventory. On this basis, we expect some shipments against these deployment plans to extend into 2024. As customer lead times reduce more broadly, we have seen and expect to continue to see a commensurate reduction in visibility to customer demand and a gradual return to somewhat shorter demand-planning horizons which has resulted in lower demand levels. Given the shipment and order patterns described above, near term revenue trends may not be reflective of current demand levels, but will benefit from deployment plans that had been previously committed. While inventory and working capital levels may continue to increase and remain elevated in the near term, we expect that purchase commitments will continue to decline as supplier lead times shorten. Although these elevated inventory positions and purchase commitments are largely related to relatively early life cycle products, the larger magnitude of these balances, combined with a reduction in customer demand-planning horizons, has resulted in increased risk that we may not be able to sell all of this inventory, which in turn has resulted, and may in the future result, in the need for us to incur excess and obsolete inventory-related charges..
    In addition, inflation pressure in our supply chain, scarcity of some materials needed to build our products and disruptions to our manufacturing process have increased our cost of revenue and have impacted, and may continue to negatively impact our gross margin. Our operating cash-flows have also been and may continue to be negatively impacted by significant component inventories on hand or at our contract manufacturers. While we have seen improvements in our supply chain and manufacturing operations, any remaining or new supply chain and manufacturing related constraints could negatively impact our business in future periods. In addition, although our business has experienced limited disruption as a result of the recent Russia-Ukraine conflict, continued escalation of this conflict as well as the Israeli-Hamas conflict may negatively impact the global economy and our future operating results and financial condition.

    Management continues to actively monitor the impact of macroeconomic factors on the Company's financial condition, liquidity, operations, suppliers, industry, and workforce. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, the impact on our customers, partners, employees, contract manufacturers and supply chain, all of which continue to evolve and are unpredictable; however, any continued or renewed disruption in manufacturing and supply resulting from these factors could negatively impact our business. We also believe that some of our customers, following a year of elevated purchases, must now consider changing technology roadmaps and priorities, including the need for the rapid deployment of AI and related technologies, resulting in some uncertainty as to future investment plans and a more constrained approach to some forecasts and orders in the near term. In addition, any prolonged economic disruptions or further deterioration in the global economy could have a negative impact on demand from our customers in future periods, particularly in the enterprise market where we are continuing to expand our penetration. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends.
Results of Operations
Three and Nine Months Ended September 30, 2023 Compared to Three and Nine Months Ended September 30, 2022
Revenue, Cost of Revenue and Gross Margin (in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change in		2023	2022	Change in
	$	$	$	%	$	$	$	%
Revenue
Product	$1,285,548	$1,008,689	$276,859	27.4%	$3,719,179	$2,619,213	$1,099,966	42.0%
Service	223,908	168,112	55,796	33.2	600,552	486,545	114,007	23.4
Total revenue	1,509,456	1,176,801	332,655	28.3	4,319,731	3,105,758	1,213,973	39.1
Cost of revenue
Product	522,866	432,569	90,297	20.9	1,565,341	1,102,012	463,329	42.0
Service	44,171	34,252	9,919	29.0	123,335	96,656	26,679	27.6
Total cost of revenue	567,037	466,821	100,216	21.5	1,688,676	1,198,668	490,008	40.9
Gross profit	$942,419	$709,980	$232,439	32.7%	$2,631,055	$1,907,090	$723,965	38.0%
Gross margin	62.4%	60.3%			60.9%	61.4%

Revenue by Geography (in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	% of Total	2022	% of Total	2023	% of Total	2022	% of Total
Americas	$1,184,717	78.5%	$977,674	83.1%	$3,454,237	79.9%	$2,487,106	80.1%
Europe, Middle East and Africa	173,175	11.5	110,793	9.4	469,114	10.9	350,136	11.3
Asia-Pacific	151,564	10.0	88,334	7.5	396,380	9.2	268,516	8.6
Total revenue	$1,509,456	100.0%	$1,176,801	100.0%	$4,319,731	100.0%	$3,105,758	100.0%
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
    Product revenue increased $276.9 million, or 27.4%, and $1,100.0 million, or 42.0% for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. These increases reflect increased shipments of our switching and routing platforms across our customer base, including improved supply availability for our enterprise customers. In addition, service revenue increased $55.8 million, or 33.2%, and $114.0 million, or 23.4% for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, as a result of continued growth in initial and renewal support contracts as our customer installed base has continued to expand. International revenue represented 21.5% and 20.1% of total revenue for the three and nine months ended September 30, 2023, respectively, changing from 16.9% and 19.9% for the same periods in the prior year, which was primarily driven by changes in the geographic mix of sales to our large global customers.
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
    Cost of revenue increased by $100.2 million, or 21.5%, and $490.0 million, or 40.9% for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. These increases were primarily driven by a corresponding increase in product and service revenues, combined with an increase in excess/obsolete inventory-related charges.
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
    Gross margin increased from 60.3% to 62.4% for the three months ended September 30, 2023, compared to the same period in 2022, and decreased from 61.4% to 60.9% for the nine months ended September 30, 2023, compared to the same period in 2022. These changes reflect an improvement in product margins driven by a lower mix of revenue from our larger customers, offset by an increase in excess/obsolete inventory-related charges.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change in		2023	2022	Change in
	$	$	$	%	$	$	$	%
Operating expenses:
Research and development	$212,353	$187,807	$24,546	13.1%	$643,437	$537,971	$105,466	19.6%
Sales and marketing	102,033	81,401	20,632	25.3	293,496	241,512	51,984	21.5
General and administrative	25,338	23,425	1,913	8.2	76,787	69,420	7,367	10.6
Total operating expenses	$339,724	$292,633	$47,091	16.1%	$1,013,720	$848,903	$164,817	19.4%
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
    Research and development expenses increased $24.5 million, or 13.1%, and $105.5 million, or 19.6% in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The increases were primarily driven by an increase in personnel costs of $21.8 million and $71.9 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 primarily due to headcount growth. In addition, new product introduction costs increased by $29.2 million for the nine months ended September 30, 2023, respectively, compared to the same period in 2022, which was primarily driven by increased non-recurring engineering costs and prototype expenses as we expand our product portfolio.
Sales and marketing
    Sales and marketing expenses consist primarily of personnel costs, marketing, trade shows, and other promotional activities, and an allocated portion of facility and IT costs. We expect our sales and marketing expenses to increase in absolute dollars as we continue to expand our sales and marketing efforts worldwide.
    Sales and marketing expenses increased $20.6 million, or 25.3%, and $52.0 million, or 21.5% for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, which was primarily caused by increased personnel costs largely driven by headcount growth, in addition to increased sales and marketing events and field demonstration costs.
General and administrative
    General and administrative expenses consist primarily of personnel costs and professional services costs. General and administrative personnel costs include those for certain executive functions, as well as finance, human resources and legal functions. Our professional services costs are primarily related to external legal, accounting and tax services.
    General and administrative expenses increased $1.9 million, or 8.2%, and $7.4 million, or 10.6% in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, which was primarily attributable to an increase in personnel costs.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change in		2023	2022	Change in
	$	$	$	%	$	$	$	%
Other income (expense), net:
Interest income	$43,676	$6,929	$36,747	530.3%	$98,391	$13,783	$84,608	613.9%
Gain (loss) on strategic investments	(473)	708	(1,181)	(166.8)	18,699	24,121	(5,422)	(22.5)
Other income (expense), net	(1,388)	(820)	(568)	69.3	(6,790)	(140)	(6,650)	4,750.0
Total other income (expense), net	$41,815	$6,817	$34,998	513.4%	$110,300	$37,764	$72,536	192.1%
    The favorable movements in other income (expense), net, were driven by interest income increases of $36.7 million and $84.6 million in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 primarily due to higher interest rates.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change in		2023	2022	Change in
	$	$	$	%	$	$	$	%
Income before income taxes	$644,510	$424,164	$220,346	51.9%	$1,727,635	$1,095,951	$631,684	57.6%
Provision for income taxes	99,183	70,165	29,018	41.4%	253,950	170,594	83,356	48.9%
Effective tax rate	15.4%	16.5%			14.7%	15.6%

    The decrease in the effective tax rates in the three and nine months ended September 30, 2023, as compared to the same periods in 2022, was primarily due to an increase in tax benefits attributable to stock-based compensation.
Liquidity and Capital Resources
    Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of September 30, 2023, our total balance of cash, cash equivalents and marketable securities was approximately $4.5 billion, of which approximately $608.1 million was held outside the U.S. in our foreign subsidiaries.
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
Cash Flows (in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash provided by operating activities	$1,507,550	$452,340
Cash provided by (used in) investing activities	(350,497)	299,152
Cash used in financing activities	(82,421)	(649,939)
Effect of exchange rate changes	(934)	(6,090)
Net increase in cash, cash equivalents and restricted cash	$1,073,698	$95,463
Cash Flows from Operating Activities
    During the nine months ended September 30, 2023, cash provided by operating activities was $1,507.6 million, primarily from net income of $1,473.7 million, non-cash adjustments to net income of $26.7 million and a net decrease of $7.2 million in working capital requirements. The non-cash adjustments to net income were driven by stock-based compensation and depreciation and amortization, largely offset by an increase in deferred taxes primarily due to the capitalization of research and development costs under Section 174 of the Internal Revenue Code ("IRC"). This decrease in working capital requirements primarily consisted of a $346.2 million increase in income tax payables largely related to an extension by the Internal Revenue Service ("IRS") of the due dates for estimated tax payments until October 2023, a $151.2 million increase in accounts payable and accrued liabilities due to an increase in business volume and timing of payments, a decrease in accounts receivable of $89.7 million driven by strong collections, and an increase in deferred revenue of $153.5 million primarily resulting from an increase in customer PCS contracts. These operating cash inflows were largely offset by a $603.8 million increase in inventory and a $118.6 million increase in prepaid and other assets.
    During the nine months ended September 30, 2022, cash provided by operating activities was $452.3 million, primarily from net income of $925.4 million and non-cash adjustments to net income of $66.7 million driven by stock-based compensation and depreciation and amortization, and partly offset by a net increase of $539.7 million in working capital requirements. The increase in working capital requirements primarily consisted of a $449.8 million increase in inventory, a $69.0 million increase in prepaid expenses and other current assets, and a $17.9 million in other assets, which reflected increased inventory purchases and inventory deposits to contract manufacturers to mitigate supply chain constraints and meet customer demand. In addition, accounts receivable increased by $129.9 million due to increased product and service billings. These operating cash outflows were partially offset by a $73.5 million increase in accounts payable, and a $41.1 million increase in income tax payables.

Cash Flows from Investing Activities
    During the nine months ended September 30, 2023, cash used in investing activities was $350.5 million, consisting of purchases of available-for-sale securities of $1,934.2 million, and purchases of property and equipment of $28.4 million. These amounts were partially offset by proceeds from maturities and sales of marketable securities of $1,614.5 million.
    During the nine months ended September 30, 2022, cash provided by investing activities was $299.2 million, consisting of proceeds from sales and maturities of marketable securities of $1,464.6 million. These amounts were partially offset by purchases of available-for-sale securities of $973.5 million, and purchases of property and equipment of $34.2 million.
Cash Flows from Financing Activities
    During the nine months ended September 30, 2023, cash used in financing activities was $82.4 million, consisting of payments for repurchases of our common stock from the open market of $112.3 million, and employee taxes withheld and paid of $23.9 million upon vesting of restricted stock units, partially offset by proceeds from the issuance of common stock under employee equity incentive plans of $53.8 million.
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
Stock Repurchase Program
    In October 2021, our board of directors authorized a $1.0 billion stock repurchase program (the “Repurchase Program”). This authorization allows us to repurchase shares of our common stock that will be funded from working capital and expires in the fourth quarter of 2024. The Repurchase Program does not obligate us to acquire any of our common stock and may be suspended or discontinued by the company at any time without prior notice. During the three months ended September 30, 2023, we did not repurchase any shares. As of September 30, 2023, the remaining authorized amount for repurchases under the Repurchase Program was $144.5 million. Refer to Note 6. Stockholders' Equity and Stock-Based Compensation of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for further discussion.
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
    Our material cash requirements include the following contractual and other obligations:
    Leases
    We have operating lease arrangements for office space, data center, equipment and other corporate assets. As of September 30, 2023, we had lease payment obligations, net of immaterial sublease income, of $74.2 million, with $22.0 million payable within one year.
    Purchase Obligations
    Purchase obligations represent an estimate of all non-cancellable open purchase orders and contractual obligations, made either directly by Arista or by our contract manufacturers on our behalf, in the ordinary course of business for which we have not received the goods or services. As of September 30, 2023, we had $2.0 billion of such purchase obligations, of which $1.7 billion are expected to be received within one year, and $0.3 billion are expected to be received after one year. These open purchase orders are considered enforceable and legally binding, and while we may have some limited ability to reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services, this can only occur with the agreement of the related supplier.
    Accrued Income Taxes
    As of September 30, 2023, we have recorded long-term tax liabilities of $104.7 million related to uncertain tax positions; however, we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.
In connection with the Tax Cuts and Jobs Act of 2017 (“TCJA”), effective from January 1, 2022, the TCJA eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to IRC Section 174. We estimate the incremental cash tax impact resulting from these regulations to be approximately $200.0 million for 2023. No material change to our effective tax rate has resulted from this new legislation.
During 2023, following a period of natural disasters that occurred throughout California, the IRS postponed estimated tax payments for certain taxpayers headquartered in designated countries in California until October 2023. As a result, we did not make estimated U.S. federal tax payments during the nine months ended September 30, 2023, and on October 16, 2023 we made an estimated income tax payment to the IRS of $352.0 million.
    Off-balance Sheet Arrangements
    As of September 30, 2023, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
    Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
    There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, that occurred during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As a consequence of the concentrated nature of our customer base and their purchasing behavior, our quarterly revenue and results of operations have fluctuated from quarter to quarter and are difficult to estimate. Changes in the business requirements or focus, upgrade cycles, vendor selection, project prioritization, manner in which spending allocations are assigned among multiple vendors based upon specific network roles or projects, financial prospects, lack of growth of our customers, capital resources and expenditures or purchasing behavior and deceleration in spending of our key end customers could significantly decrease our sales to such end customers or could lead to delays, reductions or cancellations of planned purchases of our products or services. For example, some of our large customers have announced various cost reduction measures intended to optimize and increase efficiency in their capital expenditures. Additionally, some of our large customers, following a year of elevated purchases, may have to adjust their technology roadmaps and priorities including, for example, the need to rapidly deploy AI and related technologies. In some instances, such measures have had, or may have, an impact on certain current or future projects, and have reduced our visibility to customer demand, which may result in reductions in future demand and negatively impact our revenue, financial condition, business or prospects.
Moreover, because our sales are based primarily on purchase orders, our customers may cancel, delay, reduce or otherwise modify their purchase commitments with little or no notice to us. For example, due to manufacturing and supply chain disruptions and increased product lead times, end customers may have been placing orders in advance of demand to ensure supply. End customers may decide to delay or cancel such orders for any reason including if economic conditions worsen or their financial performance, condition or prospects deteriorate. This limited visibility regarding our end customers’ product needs or changes in those needs, the timing and quantity of which could vary significantly, requires us to rely on estimated demand forecasts to determine how much material to purchase and product to manufacture. Our failure to accurately forecast demand can lead to product shortages which could lead to delays in fulfilling current and future purchase orders that can impede production by our customers and harm our customer relationships. And, in the event of any cancellations or reductions of orders, or any reductions in future demand, we may not have enough time to reduce operating expenses to mitigate the effect of the lost revenue on our business, and in addition, could incur increased excess and obsolete inventory-related charges, all of which could materially affect our operating results.
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

Our business depends on the overall demand for information technology, network connectivity and access to data and applications. Weak domestic or global economic conditions and continuing economic uncertainty, fear or anticipation of such conditions, a recession, international trade disputes, global pandemics such as the COVID-19 pandemic, or a reduction in information technology and network infrastructure spending or a deterioration of the financial performance, condition or prospects of our customers even if economic conditions improve, could adversely affect our business, financial condition, results of operations and prospects in a number of ways, including longer sales cycles, reduced demand or lower prices for our products and services, higher default rates among our distributors, reduced unit sales and lower or no growth. While all of our markets may be adversely affected by negative macroeconomic conditions, the impact may be particularly significant in our enterprise market where we are seeking to increase our penetration into this market. In addition, the global macroeconomic environment has been negatively affected by, among other things, the uncertainty in the global banking and financial services markets, epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes between the U.S., China and other countries, inflationary pressures, higher interest rates, instability in the global credit markets, the impact and uncertainty regarding global central bank monetary policy, instability in the geopolitical environment, the Russia-Ukraine and Israel-Hamas conflicts, political tensions between Taiwan and China, political demonstrations, and foreign governmental debt concerns which have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets. A government shutdown or a default by the U.S. government on its debt obligations, or related credit-rating downgrades could also have adverse effects on the broader global economy and contribute to, or worsen, an economic recession. We believe that any extended or renewed economic disruptions or deterioration in the global economy could have an adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations. For example, if other banks and financial institutions with whom we have banking relationships or whose corporate bonds are held in our marketable securities investment portfolio, enter receivership or become insolvent in the future, we may be unable to access, and we may lose some of our existing cash, cash equivalents and investments to the extent those funds are not insured or otherwise protected by the FDIC. In addition, in such circumstances we might not be able to timely pay key vendors and others. We regularly maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. Any delay in our ability to access our cash, cash equivalents and investments (or the loss of such funds) or to timely pay key vendors and others could have a material adverse effect on our operations and cause us to need to seek additional capital sooner than planned.
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
Our products rely on components, including merchant silicon chips, integrated circuit components, printed circuit boards, connectors, custom-tooled sheet metal and power supplies that we purchase or our contract manufacturers purchase on our behalf from a limited number of suppliers, including certain sole source providers. Generally, we do not have guaranteed supply contracts with our component suppliers, and our suppliers have suffered and could continue to suffer shortages, longer lead times, delay shipments, prioritize shipments to other vendors, decommit orders, increase prices or cease manufacturing such products or selling them to us at any time. Supply of these components worldwide was adversely affected by the COVID-19 pandemic as well as industry consolidation and geopolitical conditions such as international trade wars like the U.S. trade war with China, the Russia-Ukraine conflict and increased political tensions in Russia, Europe or Asia. Such shortages, increased component lead times, reduced allocations of components and decommitments of orders have resulted in and may continue to result in increased component prices, fewer sourcing options, unpredictability of supply, prolonged manufacturing disruptions and increased product lead times, which has impacted and may continue to adversely impact our revenue and gross margins.
Although we have entered into significant purchase commitments to support long-term customer demand, if we are unable to obtain sufficient quantities of any of these components on commercially reasonable terms or in a timely manner, or if we are unable to obtain alternative sources for these components, shipments of our products could be delayed or halted entirely or we may be required to redesign our products. Any of these events could result in a cancellation of orders, lost sales, reduced gross margins or damage to our end customer relationships, which would adversely impact our business, financial condition, results of operations and prospects. Additionally, if our suppliers do not meet their commitments, customers cancel orders or actual demand is less than our demand forecasts, it could result in excess or obsolete inventory, which we would be required to write down to its estimated realizable value, which in turn could result in lower gross margins and operating income. Our operating cash flows have also been and may continue to be negatively impacted by increased component inventories on hand or at our contract manufacturers.
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
Our revenue growth rates in previous periods may not be indicative of our future performance. We have experienced annual revenue growth rates of 48.6%, 27.2%, -3.9%, and 12.1% in 2022, 2021, 2020, and 2019, respectively. In the future, our revenue growth rates will continue to be volatile due to cyclical trends in our business, and as we become more penetrated in our existing customer base and product markets and look to enter and expand into new markets. In addition, we have experienced supply constraints that have resulted in manufacturing and shipment delays, which have negatively affect the timing of revenue recognition. These manufacturing and supply chain disruptions could also result in the cancellation of orders by customers, reduced demand from existing customers in future periods, and increased difficulty in adding new customers. Other factors may also contribute to declines in our growth rates, including changes in demand for our products and services, particularly from our large end customers, the deterioration of the financial performance, condition or prospects of our large end customers, changes in capital spending by our large end customers, increased competition, price sensitivities from our customers to increases in our pricing, our ability to successfully manage our expansion or continue to capitalize on growth opportunities, the maturation of our business, the Russia-Ukraine and Israel-Hamas conflicts, a potential global economic downturn or recession that would particularly impact our enterprise customers, uncertainty in the global banking and financial service markets and other general economic and international trade conditions such as political tensions between Taiwan and China and international trade wars involving the U.S. and China and other countries, and our ability to be successful in adjacent markets, such as campus switching, WiFi networking markets and network security markets. We have experienced volatility in demand from certain of our large end customers, and some of our large customers have announced various cost reduction measures or are considering changing technology roadmaps and priorities including the need for the rapid deployment of AI and related technologies, which have had, or may have, an impact on certain current or future projects and have reduced our visibility to demand for these customers, which may result in reductions in overall demand from these customers in future periods and negatively impact our revenue, financial condition, business or prospects. You should not rely on our revenue for any prior quarterly or annual period as an indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected and our stock price could be volatile.
Our results of operations have varied significantly from period to period and are unpredictable and if we fail to meet the expectations of analysts or investors or our previously issued financial guidance, or if any forward-looking financial guidance does not meet the expectation of analysts or investors, the market price of our common stock could decline substantially.
Our results of operations have historically varied from period to period, and we expect that this trend will continue. As a result, you should not rely upon our past financial results for any period as indicators of future performance. Our results of operations in any given period have been and could continue to be influenced by a number of factors, many of which are outside of our control and may be difficult to predict, including:
•general economic conditions, both domestically and in foreign markets, and disruptions in our business and the markets due to, among other things, recessionary risks and a global economic downturn, higher interest rates, monetary policy shifts, inflationary pressures, supply chain and labor shortages, the recent banking crisis, potential disruptions from the Russia-Ukraine and Israel-Hamas conflicts, political tensions between Taiwan and China and international trade wars involving the U.S. and China and other countries;
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
The markets in which we compete, including the markets for data center, campus networking and network visibility and security, are intensely competitive, and we expect competition to increase in the future from established competitors, industry consolidation and new market entrants. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and our failure to increase, or the loss of, market share, any of which would likely seriously harm our business, financial condition, results of operations and prospects.
The data center and campus networking markets have been historically dominated by Cisco, with competition also coming from other large network equipment and system vendors, including Extreme Networks, Dell/EMC, Hewlett Packard Enterprise, Nvidia, Juniper Networks and white box networking vendors. Most of our competitors and some strategic alliance partners have made acquisitions and/or have entered into or extended partnerships or other strategic relationships to offer more comprehensive product lines, including cloud networking solutions and network security. For example, Cisco acquired Acacia Communications, Broadcom acquired Brocade Communications Systems, Extreme Networks purchased certain data center networking assets from Broadcom/Brocade and Avaya, Dell acquired EMC and Force10 Networks, and Hewlett Packard Enterprise acquired Aruba Networks. This industry consolidation may lead to increased competition and may harm our business. Large system vendors are increasingly seeking to deliver vertically integrated cloud networking solutions to end customers that combine cloud-focused hardware and software solutions as an alternative to our products. We expect this trend to continue as companies attempt to strengthen their market positions in an evolving industry and as companies are acquired or are unable to continue operations. Industry consolidation may result in stronger competitors that are better able to compete with us, and this could lead to more variability in our results of operations and could have a material adverse effect on our business, the pricing of our solutions, financial condition, results of operations and prospects.
We also face competition from other companies and new market entrants, including current technology partners, suppliers and end customers or other cloud service providers who may acquire or develop network switches and cloud service solutions for internal use and/or to broaden their portfolio of products to market and sell to customers. Some of these competitors are developing networking products based on off-the-shelf or commoditized hardware technology, or “white box” hardware, particularly where an end customer’s network strategy seeks to emphasize deployment of such product offerings or adopt a disaggregated approach to the procurement of hardware and software. End customers may also increase their adoption of networking solutions based upon open-source network operating systems that may be provided for free and used either on “white box” or proprietary hardware. As new markets emerge like AI, we expect the field to remain intensely competitive. The entrance of new competitors into our markets or the increased adoption of these new technology solutions or consumption models may cause downward pricing pressures, result in lost sales or otherwise have a material adverse effect on our business, prospects, financial condition and operating results.
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
•deterioration of political relations between the U.S. and China, Russia, the United Kingdom and the EU as well as the Israel-Hamas conflict, which could have a material adverse effect on our sales and operations as well as our supply chain in these countries;
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
As part of our business strategy, we have made and could continue to make investments in complementary companies, products or technologies which could involve licenses, additional channels of distribution, discount pricing or investments in or acquisitions of other companies. For example, we completed the acquisition of Untangle Holdings and Pluribus Networks in 2022, which required management to focus efforts on integrating these acquisitions with the company. We may not be able to find suitable investment or acquisition candidates and we may not be able to complete such investments or acquisitions on favorable terms, if at all. If we do complete investments or acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any investments or acquisitions we complete could be viewed negatively by our end customers, investors and securities analysts. Through acquisitions, we continue to expand into new markets and we may experience challenges in entering into new markets for which we have not previously manufactured and sold products, including facing exposure to new market risks, difficulty achieving expected business results due to a lack of experience in new markets, products or technologies or the initial dependence on unfamiliar distribution partners or vendors.
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
We operate on a December 31st year end and have typically experienced higher sequential product revenue growth in the fourth quarter, followed by revenue that is sequentially flat-to-declining in the first quarter of the following year. We believe that this seasonality results from a number of factors, including the procurement, budgeting and deployment cycles of many of our end customers. Our rapid historical growth may have reduced the impact of seasonal or cyclical factors that might have influenced our business to date. If our growth rates slow, seasonal or cyclical variations in our operations may become more pronounced over time and may materially affect our business, financial condition, results of operations and prospects. In addition, supply chain shortages and manufacturing disruptions have resulted in extended lead times and have impacted our ability to manufacture and ship products to our customers in a timely manner, which has disrupted typical seasonal trends.
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
We have historically experienced declines in sales prices for some of our products and services. Competition continues to increase in the markets in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products and services that compete with ours or may bundle them with other products and services. Additionally, although we generally price our products and services worldwide in U.S. dollars, currency fluctuations in certain countries and regions may adversely affect actual prices that partners and end customers are willing to pay in those countries and regions. Furthermore, sales prices and gross profits for our products may decrease over product life cycles. Decreased sales prices for any reason may reduce our gross profits and adversely affect our result of operations.
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
Managing our manufacturing capacity and extended supply chain is complex, and our inventory management systems and related supply-chain visibility tools may not enable us to forecast accurately and effectively manage the supply of our products and product components. Our ability to manage our supply chain may also be adversely affected by other factors including geopolitical conditions such as the impact of the COVID-19 pandemic, the Russia-Ukraine conflict and related economic sanctions against Russia, the Israel-Hamas conflict, the U.S. trade war with China and political tensions between China and Taiwan. Global geopolitical and macroeconomic uncertainties have resulted in prolonged manufacturing and supply chain disruptions, including temporary closures of certain contract manufacturer and supplier facilities particularly within China and controls on certain supplies including China's restrictions in the use of Micron products and its controls on metals used in semiconductor manufacturing such as gallium and germanium which, in turn, have caused and may continue to cause shortages of, and extended lead times for, components used to manufacture our products, increases in the prices for such components, a reduction, unpredictability or interruption of supply, prioritization of component shipments to other vendors and decommitments of orders. Insufficient component supply, and increases in the time required to manufacture our products, may lead to prolonged inventory shortages, manufacturing disruptions and increased customer lead times for our products that could result in increased cancellation of orders or loss of future sales opportunities altogether as potential end customers turn to competitors’ products that are readily available.
In order to reduce manufacturing lead times and plan for adequate component supply, we have issued and expect to continue to issue purchase orders for components and products that are non-cancellable and non-returnable, including purchase commitments for semiconductors as disclosed in Note 5. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. Although our purchase commitments for components and products have begun to decline, they remain at elevated levels, and may continue to remain elevated in the near term, and there is no guarantee that suppliers will meet their commitments or that actual customer demand will not be lower than our demand forecasts. As customer lead times improve more broadly, we have seen and expect to continue to see a commensurate reduction in visibility to customer demand and a gradual return to a somewhat shorter demand-planning horizon. Additionally, certain customers have and may continue to engage in cost reduction measures including reductions in capital expenditures and other efficiency efforts which may result in a cancellation of orders or reduce demand for our products. We establish a liability for non-cancellable, non-returnable purchase commitments with our component inventory suppliers for quantities in excess of our demand forecasts, or for products that are considered obsolete. In addition, we establish a liability and reimburse our contract manufacturer for component inventory purchased on our behalf that has been rendered excess or obsolete due to manufacturing and engineering change orders, or in cases where inventory levels greatly exceed our demand forecasts. While our purchase commitments are largely related to early life cycle products, the larger magnitude of these balances, combined with a reduction in customer demand-planning horizons, has resulted in increased risk that we may not be able to sell all of this inventory, which in turn has resulted, and may in the future result, in the need for us to incur excess and obsolete inventory-related charges. Our non-cancellable commitments and the cash deposits to secure our purchases with our contract manufacturers are disclosed in Note 5. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. If we ultimately determine that we have excess or obsolete inventory, we may have to reduce our prices and write down inventory to its estimated realizable value, which in turn could result in lower gross margins. If we are unable to effectively manage our supply and inventory, our business, financial condition, results of operations and prospects could be adversely affected.
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
We and our contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and analysis from our sales and marketing organizations, adjusted for overall market conditions and other factors. In order to address supply chain shortages and extended lead times, we have entered into significant purchase commitments with our contract manufacturers and suppliers, and we have issued non-cancellable purchase orders for such commitments. Although we have seen a decline in our purchase commitments, we have also experienced increased inventory levels. There is no guarantee that suppliers will meet their commitments or that actual customer demand will directly match our demand forecasts. If our forecasts are materially inaccurate or change, customers' orders are cancelled or if we otherwise do not need such inventory, we may under- or over-procure inventory, which could materially adversely affect our business, financial condition and results of operations.
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
The U.S. government continues to add additional entities, in China and elsewhere, to restricted party lists impacting the ability of U.S. companies to provide products, and in certain cases services, to these entities and, in some cases, receive products or services from these entities. Additionally, the U.S. government continues to expand controls enacted in October 2022 restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, and supercomputing to China without an export license. These new controls also apply to certain hardware containing these specified integrated circuits. Other foreign governments may in turn impose similar or more restrictive controls. These controls or any additional restrictions may impact our ability to export certain products to China or other countries, prohibit us from selling our products to certain of our customers or restrict our ability to use certain Integrated Circuits (“ICs”) in our products.
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
Our directors, executive officers and each of our stockholders who own greater than 10% of our outstanding common stock together with their affiliates, in the aggregate, beneficially own approximately 18.6% of the outstanding shares of our common stock, based on shares outstanding as of September 30, 2023. As a result, these stockholders, if acting together, could exercise a significant level of influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
In October 2021, our board of directors authorized a $1.0 billion stock repurchase program (the “Repurchase Program”). This authorization allows us to repurchase shares of our common stock that will be funded from working capital and expires in the fourth quarter of 2024. Repurchases may be made at management's discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The Repurchase Program does not obligate us to acquire any of our common stock and may be suspended or discontinued by the company at any time without prior notice.
We did not repurchase any shares during the three months ended September 30, 2023. For further information on our repurchase activities during the quarter ended September 30, 2023, please refer to Note 6. Stockholders' Equity and Stock-Based Compensation of the Notes to Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following directors and officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On September 12, 2023, Yvonne Wassenaar, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of 819 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 16, 2024, or earlier if all transactions under the trading arrangement are completed.
On September 8, 2023, John McCool, our Chief Platform Officer, and Senior Vice President of Engineering and Operations, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to: (i) 29,341 shares of our common stock; (ii) a number of shares of our common stock that may be earned in connection with grants of performance-based restricted stock units, which cannot be determined at this time; and (iii) a number of shares of our common stock that will be purchased under the 2014 ESPP during the term of the trading arrangement, which cannot be determined at this time. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 8, 2024, or earlier if all transactions under the trading arrangement are completed.
On September 13, 2023, Marc Taxay, our Senior Vice President and General Counsel, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to (i) 39,135 shares of our common stock; and (ii) a number of shares of our common stock that may be earned in connection with grants of performance-based restricted stock units, which cannot be determined at this time. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until January 1, 2025, or earlier if all transactions under the trading arrangement are completed.
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

Arista Networks, Inc.
(Registrant)

Date:	October 30, 2023	By:	/s/ JAYSHREE ULLAL
Jayshree Ullal
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	October 30, 2023	By:	/s/ ITA BRENNAN
Ita Brennan
Chief Financial Officer
(Principal Accounting and Financial Officer)