Form 10-K
period 2023-12-31
Arista Networks, Inc.
filed 2024-02-13
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $40.8 billion as of June 30, 2023 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing price of the registrant’s common stock on the New York Stock Exchange on such date. Shares held by persons who may be deemed affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
On February 7, 2024, 312,633,612 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of December 31, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K.

ARISTA NETWORKS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. The words “believe,” “may,” “will,” “potentially,” "likely" “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” "should", “project,” “plan,” “predict,” “expect”, the negative of any of these words and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.
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
•our ability to expand our leadership position in the networking industry and to develop new products and expand our business into new markets such as the AI Ethernet switching, campus workspace, enterprise data center and security markets;
•our ability to satisfy the requirements for networking solutions and to successfully anticipate technological shifts and market needs, including the impact of artificial intelligence, innovate new products, rapidly develop new features and applications, and bring them to market in a timely manner;
•our ability to fulfill our customers’ orders despite supply chain delays, access to key commodities or technologies or geopolitical events that impact our manufacturers or their suppliers such as the recent U.S. trade wars, the Russia-Ukraine and Israel-Hamas conflicts, the Houthi attacks on marine vessels in the Red Sea or the impact of global pandemics such as the global coronavirus ("COVID-19") pandemic;
•our ability to identify, complete and realize the benefits of recent and future acquisitions of, or investments in, complementary companies, products, services or technologies;
•costs associated with defending intellectual property infringement and other claims and the potential outcomes of such disputes, such as any claims discussed in “Legal Proceedings”;
•our ability to retain and increase sales to existing customers and attract new customers, including large customers;
•our ability to expand our business domestically and internationally;
•the effects of increased competition in our market and our ability to compete effectively;
•the budgeting cycles and purchasing practices of customers, including large customers who may receive lower pricing terms due to volume discounts or who may elect to re-assign allocations to multiple vendors based upon specific network roles or projects;
•the growth and buying patterns of our large customers and resulting volatility in our customer concentration in which large bulk purchases may or may not occur in certain quarters or may be deferred into future quarters or cancelled due to adjustments in their capital expenditure forecasts;
•the deferral or cancellation of orders by customers, warranty returns or delays in acceptance of our products;
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
•our relationships with and expectations concerning third parties, including, but not limited to our large customers, suppliers, distributors, systems integrators, channel partners and value-added resellers;
•the attraction and retention of qualified employees and key personnel;
•our ability to maintain, protect and enhance our brand and intellectual property;
•economic and industry trends;
•estimates and estimate methodologies used in preparing our financial statements;
•future trading prices of our common stock;
•our belief that we have adequately reserved for uncertain tax positions;
•the impact of global economic and political conditions that introduce instability into the U.S. and other economies;

•the impact of climate change and natural disasters;
•the impact of global and domestic tax reform;
•the impact of tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods; and
•our belief that our existing cash and cash equivalents together with cash flow from operations will be sufficient to meet our working capital requirements and our growth strategies for the foreseeable future.
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

PART I
Item 1. Business
Arista Networks is an industry leader in data-driven, client to cloud networking for large data center, campus and routing environments. Arista’s platforms deliver availability, agility, automation, analytics and security through an advanced network operating stack. Since Arista’s inception, our founders have reimagined cloud networks for performance, scale and programmability with a focus on differentiating in three ways: uncompromising quality, advanced open and standards-based technology and a robust quality assurance capability built on a suite of automated diagnostics.
At the core of Arista’s platform is Arista’s Extensible Operating System (EOS®), a modernized publish-subscribe state-sharing networking operating system. Arista EOS, combined with a set of network applications and our Ethernet switching and routing platforms using best of breed merchant silicon, provides customers with a highly competitive and diversified portfolio of products with improved price/performance and time to market.
Our current portfolio of offerings are categorized in the following three product categories:
Core: high-speed Data Center and Cloud Networking systems including newer artificial intelligence ("AI") Ethernet switching platforms.
Cognitive Adjacencies: campus wired and wireless products and advanced routing systems addressing Core Routing, Edge Routing, Data Center Interconnect (DCI), Multi-cloud and Wide Area Networking (WAN) use cases.
Network Software and Services: a suite of value-add software solutions that leverage Arista’s EOS to provide advanced end-to-end orchestration, automation, analytics, network monitoring and security.
Since we began shipping our products in 2008, we have experienced rapid growth, and, according to market research in 2023, we have achieved the leadership position in high-speed Ethernet port shipments of 100G and above and the second largest market share in overall data center Ethernet switch ports and revenue. We have been profitable and cash flow positive since 2010.
Our Market Opportunity
We sell our products through both a direct sales force and channel partners, competing primarily in the high-speed data center Ethernet switching markets for 10 Gigabit Ethernet ("GbE") and above, including the AI Ethernet switching market, the cloud-grade and enterprise routing markets, and the campus wired and wireless markets. In recent years, we have also entered into the Network Monitoring and Network Detection and Response (NDR) security markets through both acquisition and organic development.
Our Customers
Our customers span a range of industries and geographies, including large cloud customers or hyperscalers, other internet providers, service providers, financial services organizations, government agencies and a cross section of enterprise customers. Over the past five years, we have diversified the types of enterprise customers we sell to and have continued to expand our presence across a wide spectrum of industries including media and entertainment, healthcare, oil and gas, education, manufacturing, industrial, and more. Meta Platforms and Microsoft, two of our cloud end customers, each accounted for more than 10% of our total revenue for the years ended December 31, 2023, and December 31, 2022.
Market Drivers
Digital Transformation
Digital transformation is fundamentally changing the way technology is integrated into business operations and as a result how IT infrastructure is built, and applications are delivered across cloud and end-customer environments. The expanded dependency of business operations on the network has increased the complexity of the network and heightened the importance of network availability, predictable performance, open programmability and operational simplicity.
The public cloud leaders pioneered the development of large-scale cloud data centers to meet these growing demands from their users, including business customers. Enterprises now have the option to move applications to the cloud as cloud services are generally easier and more cost effective to deploy, scale and operate than traditional applications. These cloud metrics have become the baseline for performance, cost and efficiency of IT infrastructure investments. Enterprises and service providers around the world are also now adopting cloud computing technologies and principles to their own non-cloud or hybrid operations in order to achieve similar performance, operational efficiencies and cost reductions.
Arista addresses our customers' requirements through our approach to network architecture, our platforms and our software. Our comprehensive R-series and X-series switching and routing portfolios running the highly programmable EOS, transform networks with simplified and scalable architectures across multiple use-cases.
Artificial Intelligence (AI)
The expansion of generative AI computing and distributed applications is further pushing the boundary of predictable scale and performance in the network. A common characteristic of these AI workloads is that they are both data and compute intensive. A typical AI workload involves large sparse matrix computations, distributed across hundreds or thousands of processors (CPU, GPU, TPU, etc.) with intense computations for a period of time and requires a high-bandwidth, scalable, lossless network in order to service these workloads.
Arista's AI strategy is based on achieving two key objectives. Arista first offers to customers the Arista Autonomous Virtual Assist ((AVATM)) using natural processing language to provide AI assisted outcomes for security and observability. Arista also provides network switching products intended to provide a robust interconnect that seamlessly links GPUs, compute and storage to deliver fast job completion time for training and generative AI workloads.
An overview of our AI enabled solutions is shown below:

AI Spine
AI Leaf
AIOps
Observability
AVA
Security
Predictive Analytics
AI-enabling Platforms
AI-driven Outcomes

As a proud founding member, Arista is committed to leading the Ultra Ethernet Consortium (UEC) to achieve scalable and efficient remote memory access, implemented with enhanced packet spraying, flexible ordering, and modern congestion control algorithms.
Hybrid Work
In the post-pandemic world, the traditional “campus” has been redefined and the boundaries between the office, home, teleworker and user have converged. At the same time, the proliferation and sophistication of devices that connect the campus, such as smart devices, security cameras and Internet of Things ("IoT"), has grown dramatically. The challenge lies in successfully transitioning the existing siloed campus into a data-driven, distributed campus model with a common experience, while addressing the growing security and availability needs.
Arista’s campus portfolio was driven by customers desiring the same quality and operational efficiency available from EOS and CloudVision® throughout their entire enterprise network. We entered the campus market with a diverse portfolio of modular and fixed form factor Campus spine switches, Power-over-Ethernet (PoE) switches, and WiFi access points based on

EOS and managed through CloudVision. We continue to expand our campus portfolio to offer the advantages of EOS across the entire enterprise network. Most recently, we have added incremental Enterprise WAN products as well as embedded NDR security sensors into our campus switches to address more of the security challenges that face campus administrators.
Zero Trust Networking Security
Today, a zero trust networking approach to security is paramount for organizations looking to build a robust cybersecurity program. Irrespective of which device, application, or user is accessing an enterprise resource, zero trust focuses on complete visibility and control over all activity on the network.
Arista’s zero trust networking principles, based on NIST 800-207, help customers address this challenge with three cornerstones: visibility, continuous diagnostics, and enforcement. The Arista NDR platform delivers continuous diagnostics for the entire enterprise threat landscape, processes countless points of data, senses abnormalities or threats, and reacts if/when warranted.
Limitations of Traditional Enterprise Data Center and Campus Networks
The introduction of large scale, highly complex, public cloud environments and the digital transformation of end customer business models meant that the traditional ways of building networks were no longer adequate to meet the needs of customers for the deployment and provision of cloud applications and more recently generative AI applications, and new innovations were needed to push network performance forward.
Historically, most common network designs were rigidly hierarchical, based on a 3-tiered model developed in the early days of the internet for sparse north/south traffic patterns. This model was limited in the number of devices that could be connected to a network and introduced many points of congestion as customers tried to scale the solution. As more applications move to the cloud, network connections must scale, and the increased east/west traffic must be managed without congestion.
In addition, the switches and routers used to build these tiered networks were based on proprietary, application-specific integrated circuits ("ASICs") that historically underperformed when measured against Moore’s Law and operating systems that lacked the openness and programmability necessary to automate and effectively manage these networks. As demand for scale and performance increased, the end-user experience was degraded, operational costs increased, and the host cost-per-connection increased.
Similarly, traditional enterprise networks have been mired in complexity, proprietary features and architectures, custom ASICs, siloed designs, and fragile software offerings built up over the previous three decades. Because of this, operating a legacy network is riddled with challenges; critical outages that cause risk-averse behaviors, labor-intensive rollouts that impede business initiatives, limited visibility that prevent problem detection and isolation, and overall lack of automation and uniformity that results in inefficiency. In addition, there had historically been little or no attempt to address the needs of building and operating a network infrastructure at massive, cloud scale. As a result, as enterprises moved applications to the cloud and implemented hybrid and multi-cloud strategies, there have been insufficient solutions that could configure, deploy, automate, and manage these scaled and dispersed resources.
In the post-pandemic world, enterprise campus wired and wireless networks must cope with an ever increasing number of endpoint IoT devices and remote work locations that require users to be connected from virtually anywhere. Campus administrators have sought to address the resulting increased network complexities and bottlenecks through the adoption of a myriad of platforms, operating systems, proprietary features and network management tools. Coupled with the explosive growth of IoT and the requirement for remote workloads, the operational costs of managing these complexities have become prohibitive.
Visibility is a critical component to a more efficient cloud-like network. Being able to capture what a network is ‘thinking’ or ‘doing’ is the basis for true network automation and analytics. Legacy networking has long suffered from limitations in network visibility largely due to inefficient polling mechanisms that only provide a limited subset of data. As a result, the operators of legacy networks have been essentially blinded when it comes to true network insight.
Our Data-Driven Cloud Networking Solutions
Our cloud networking innovations started with pioneering a modern software platform, Arista EOS, which provides switching, routing, state-streaming and telemetry functions across all Arista platforms. EOS established a new standard in networking for large-scale cloud operators, opened the door to the widespread adoption of merchant silicon hardware in networks, and provided dramatic decreases in deployment and operating costs while delivering high reliability for cloud customers, service providers, enterprises, and more.
The Arista EOS network stack architecture provides a foundation for consolidation of streamed device state, telemetry, packet, flow, alert, sensor and third-party data into an aggregated Network Data Lake (Arista EOS NetDL™). Arista EOS NetDL consolidates diverse datasets required for effectively applying AI/Machine Learning (ML) methods in Network Operations (NetOps) and Security Operations (SecOps) environments, and it presents a single application programming interface ("API") surface for access to network and network-related data for enhancing Arista and third-party applications.
An overview of our cloud networking solutions is shown below:
The key benefits of our cloud networking solutions are as follows:
Capacity, Performance and Scale
Our data-driven cloud networking platforms enable data center networks to scale to hundreds of thousands of physical servers and millions of virtual machines with the least number of switching tiers. We achieve this by leveraging standard protocols, non-blocking switch architectures and EOS to meet the scale requirements of cloud computing. We architect active-active Layer 2 and Layer 3 network topologies to enable customers to build extremely large and resilient networks.
Emerging capabilities including recent developments related to AI will continue to place increased demands on networking infrastructure. Arista’s strategic commitment to using merchant silicon is also a key competitive differentiator for Arista in addressing these capacity demands. Merchant silicon not only provides the best price/performance available but allows Arista to bring next generation platforms to market early allowing customers to benefit from Moore’s Law.
Availability
Networks are only useful when they are available. Arista’s modular EOS architecture and software testing innovations provide features and network designs that keep the network available even during maintenance and upgrades. EOS publish-subscribe architecture provides self-healing resiliency through live patching, upgrades, fault isolation and containment and graceful process restart to reduce maintenance windows and allow for intelligent insertion and removal of network elements.
Openness and Programmability
Customers demand open, standards-based networking that avoids vendor lock-in and enables third-party integration to support best in-class technology ecosystems. Arista EOS, built on Linux, features open standard protocols, such as Border Gateway Protocol ("BGP") and Ethernet VPN ("EVPN"), offering interoperable solutions. Our well-structured set of APIs and EOS Software Development Kit ("SDK") as well as multiple DevOps integrations, enable enterprises to automate networking provisioning without manual intervention. EOS also natively supports Ansible, CFEngine, Chef, Puppet, virtual network orchestration applications and third party management tools.
Visibility

Monitoring network performance in real time is a core need for current and next-generation architectures to run dependably. Arista EOS and CloudVision bring a modern approach to network telemetry and a replacement for legacy polling mechanisms. CloudVision Analytics engines and CloudVision Telemetry Apps leverage the state streaming infrastructure of EOS and NetDL to give Arista customers an unprecedented level of visibility into their network operations.
Arista EOS also supports multiple telemetry tracers that bring deeper workload-level visibility by integrating with distributed applications like big data, cloud, container and virtualized environments.
Security
Arista focuses on building security into the networking layers through features native to EOS, such as segmentation and encryption, as well as NDR powered by AI. Arista’s zero trust networking principles, based on NIST 800-207, help customers address security challenges with three cornerstones: visibility, continuous diagnostics, and enforcement. The Arista NDR platform delivers continuous diagnostics for the entire enterprise threat landscape, processes countless points of data, senses abnormalities or threats, and reacts if necessary.
Operational Efficiency
Automation is critical to delivering operational efficiency and Arista has taken the lessons learned from building large public clouds and engineered network automation into our CloudVision management platform. CloudVision eliminates burdensome manual tasks so organizations can become more agile in making changes to network infrastructure. Fewer manual configurations enable faster time to service and improved availability for our customers. Our open APIs enable standards-based integration with third-party tools as well, supporting additional automation capabilities.
Total Cost of Ownership
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
Cognitive Campus Workspace
Arista’s Cognitive campus is based on a data driven architecture and offers consistent, unified management across the campus edge for wired and wireless networks as well as integrated security & proactive network assurance. Our Cognitive Campus Networking solutions are based on three capabilities:
Universal Cloud Network (UCN) - Offered as an alternative to brittle, proprietary solutions from legacy vendors, Arista UCN is an open, standards-based design focusing on data-driven control principles. Arista’s SplineTM architecture, 7300 Series spine switches, 720/750 Series POE leaf switches, and Wi-Fi platforms consolidate campus layers into simpler topologies that reduce costs and improve reliability.
Cognitive Operations - The Cognitive management features built into the Arista CloudVision rely on NetDL to collect real time streaming telemetry from across the campus network and automates many critical IT functions. These features provide real time visibility into the state of the network including traffic flows. CloudVision’s AI-enabled AVA leverages data from NetDL for AI/ML-driven outcomes, helping to detect anomalies in the network, identify root causes and offer recommendations for mitigation. The Wi-Fi access points in conjunction with CloudVision also provide proactive network assurance to monitor end user experience without the need for an overlay network.
Zero-trust Network Security - Securing the Campus requires a built-in approach to network segmentation, encryption, device compliance and auditing, as well as service integration with Arista’s security partners. Arista delivers these capabilities through EOS and CloudVision AVA. Arista campus leaf switches have an integrated AVA sensor that enables the access layer to provide Arista NDR capability without the complexity and cost of additional network monitoring devices. Arista’s Macro Segmentation Service Group (MSS-G) provides a simpler, standards-based approach to segmenting traffic in the campus that is more flexible than other proprietary solutions. We believe Arista’s Wireless Intrusion Prevention Service (WIPS) provides strong security while eliminating false positives.
Our Competitive Strengths

We believe the following strengths will allow us to maintain and extend our technology leadership position in data-driven cloud networking and next-generation data center and campus workspace Ethernet products:
Purpose-Built Cloud Networking Platform - We have developed a highly scalable cloud networking platform that uses software to address the needs of large-scale cloud companies, cloud service providers, and large enterprises, including AI, virtualization, big data and low-latency applications. As a result, our cloud networking platform does not have the inherent limitations of legacy network architectures.
Broad and Differentiated Portfolio - Using multiple merchant silicon architectures, we deliver switches, capable of routing, with industry-leading capacity, low latency, port density and power efficiency, and have innovated in areas such as deep packet buffers, highly available modular hardware, and reversible cooling options. Our broad portfolio has allowed us to offer customers products that best match their specific requirements.
Single Binary Image Software - The single binary image of EOS software allows us to maintain feature consistency across our entire product portfolio and enables us to introduce new software innovations into the market that become available to our entire installed base without a “forklift upgrade” (i.e., a broad upgrade of the data center infrastructure).
Rapid Development of New Features and Applications - Our highly modular EOS software has allowed us to rapidly deliver new features and applications while preserving the structural integrity and quality of our network operating system. We believe our ability to deliver new features and capabilities more quickly than legacy switch/router operators provides us with a strategic advantage given that the requirements in cloud and next-generation data center and campus networking continue to evolve rapidly.
Deep Understanding of Customer Requirements - We have developed close working partnerships with many of our largest customers that provide us with insights into their needs and future requirements. This has allowed us to develop and deliver products to the market that meet customer demands and expectations as well as to rapidly grow sales to existing customers.
Strong Management and Engineering Team with Significant Data Center Networking Expertise - Our management and engineering team consists of networking veterans with extensive data center and campus networking expertise. Our Chief Executive Officer and Chairperson, Jayshree Ullal, has over 40 years of networking expertise from silicon to systems companies, and Kenneth Duda, our Founder, Chief Technology Officer and Director, leads our software development team including EOS. Our technical team also includes highly experienced leaders such as Hugh Holbrook, our Chief Development Officer, who leads our platform driven software engineering, and Andy Bechtolsheim, our Founder and Chief Architect, who was previously a founder and chief system architect at Sun Microsystems.
Significant Technology Lead - We believe that our networking technology represents a fundamental advance in networking software. Our EOS software is a key cloud networking software stack that is state-driven and a result of tremendous research and development efforts.
Our Products and Technology
Our portfolio of products and technology consists of Core Data Center/Cloud/AI Switching Products, Adjacent Campus and Routing Products and Network Software and Services.
Extensible Operating System (EOS)
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
We have continued to evolve the EOS software stack transforming the centralized EOS network database into a multi-modal, multi-tenant, capable data lake. The EOS NetDLTM unifies the multiple data types gathered in a network and allows for external data ingestion and enrichment. NetDLTM aggregates data from systems, platforms, and services enabling smoother operations between NetOps, CloudOps, and DevOps operators.
EOS is packaged as a perpetual license on Arista hardware platforms, virtualized EOS (vEOS) for production or simulations use cases or containerized EOS (cEOS) for flexible platform support including third-party hardware.
Core Datacenter/Cloud/AI

Arista offers one of the broadest product portfolios of data-driven, high-speed, cloud and datacenter Ethernet switches. Built on top of the superior quality and openness of Arista EOS, we deliver high performance, industry-leading capacity, ultra-low latency, feature rich, and powerful efficient solutions for customers building and operating cloud networks. Our core switching portfolio contains both fixed and modular form factors, varying port configurations and densities, and options in power delivery all driven by customer requirements.
Arista also provides solutions for compute, GPU and storage interconnects in driving AI/ML workloads, leveraging its IP/Ethernet switches to deliver unparalleled performance and scalability. With the exponential growth of AI applications, the need for standardized transport like Ethernet becomes paramount, enabling a power-efficient interconnect while overcoming the complexities of traditional approaches. The 7800R AI spine and 7060X AI leaf switches, coupled with Arista's EOS innovations such as AI Analyzer along with optimal load balancing solutions offer compelling solutions for contemporary AI applications and deployment.
We continue to innovate with every generation of switching platforms. Most recently, Arista has brought to market the Arista 7800R AI Spine and the 7060 AI Leaf to address the demanding scale and performance requirements driven by large-scale AI networks. We also continue to be innovative in areas concerning deep packet buffer architectures, virtual output queuing, non-disruptive upgrades, embedded optics and next-generation optics, reversible cooling and overall system power efficiency.
Cognitive Adjacencies
Cognitive Campus Switching
Arista’s Cognitive Campus switching products, powered by EOS, offer consistent, unified management across the campus edge for wired and wireless networks as well as integrated security & proactive network assurance. Our campus products include the Arista 7300 Series spine/SplineTM, 720/750 Series POE switches, and a broad range of indoor and outdoor Cognitive Wi-Fi Access Points.
Cloud-Grade Routing
Arista’s Cloud-Grade Routing platforms, powered by EOS, combine high performance routing, high port density, deep buffers, integrated DWDM and wirespeed encryption. Our 7280R3 Universal Leaf and 7500R3 and 7800R3 Universal Spine platforms serve a variety of use cases including high speed multi-cloud connect, Data Center Interconnect (DCI), controller-based traffic engineering, peering, business VPNs, core routing and Secure Enterprise edge routing.
WAN Routing System
Arista’s new 5000 Series of WAN Routing System, powered by EOS, offers high performance and scale to meet enterprise modern WAN edge and aggregation requirements. The 5000 Series supports 1/10/100GbE interfaces and flexible network modules while delivering from 5Gb to over 50Gb of bidirectional encrypted traffic with high VRF and tunnel scale.
Networking Software and Services
CloudVision
CloudVision is Arista’s modern, multi-domain management platform that leverages cloud networking principles to deliver a simplified end-to-end network operations experience for our Enterprise market. Unlike traditional domain-specific management solutions, CloudVision enables consistent zero touch network operations across data center, campus wired and wireless, routing interconnect and multi-cloud networks helping to break down the complexity of siloed management approaches.
CloudVision is built on Arista’s NetDL architecture and leverages real-time network state to provide an abstraction of the physical network to a broader, network-wide perspective allowing for a more efficient approach for several operational and network telemetry capabilities.
CloudVision’s cloud-native architecture gives customers a choice to consume CloudVision as a subscription service or an on-premise licensed appliance.
Arista A-Care Services

We have designed our customer support offerings, Arista A-Care Services, to provide our customers with high levels of support. Our global team of support engineers engages directly with client IT teams and is always available over e-mail, by phone or through our website.
We offer multiple service options that allow our customers to select the product replacement service level that best meets their needs. We stock spare parts in over 200 locations around the world through our third-party logistics suppliers. All our service options include unlimited access to bug-fixes, new-feature-releases, online case management and our community forums.
DANZ Monitoring Fabric (DMF)
DANZ Monitoring Fabric (DMF) is a next-generation network packet broker (NPB) architected for pervasive, organization-wide visibility and security, delivering multi-tenant monitoring-as-a-service. Leveraging Arista's high-performance and versatile Ethernet switch platforms with DMF, IT operators can pervasively monitor all user, device/IoT and application traffic (north-south and east-west) by gaining complete visibility into physical, virtual and container environments. Deep hop-by-hop visibility, predictive analytics, contextual insights and scale-out packet capture, integrated through a single dashboard, enables simplified network performance monitoring (NPM) and SecMon workflows for real-time and historical context across production data centers, enterprise campus/branch and 4G/5G mobile networks. DMF switch licenses are sold as subscription licenses.
Arista Guardian Network Identity (AGNI)
To overcome the new security challenges and the explosion of clients in today’s perimeter-less enterprise networks, Arista delivers a novel AI-driven network Identity service, Arista Guardian for Network Identity (AGNI) to connect the network, users, and devices across remote and geographically dispersed locations. Based on Arista’s flagship CloudVision, the new AGNI platform brings scale, simplicity, and security across users, their associated endpoints, and IoT devices. AGNI integrates with Arista NDR and other third-party XDR and EDR solutions for post-admission control functionality. AGNI is sold as subscription licenses.
Arista's AI-driven Network Detection and Response (NDR)
An AI-driven Security Platform, powered by AVATM, Arista NDR analyzes billions of network communications to autonomously discover, profile and classify every device, user, and application across perimeter, core, IoT, and cloud networks. Based on this deep understanding of the attack surface, the platform then detects threats to and from these entities, while providing the context necessary to respond rapidly.
The analysis begins with AVA Sensors that span the network and perform deep packet inspection. These sensors are available in a variety of form factors: physical hardware, virtual, cloud-based, and now also incorporated into Arista campus switches. Arista NDR licenses are sold as a subscription license.
CloudEOS™
CloudEOS is Arista’s multi-cloud and cloud-native networking solution supporting autonomic operation to deliver an enterprise-class, highly secure, and reliable networking experience for any cloud. As part of the Arista EOS and CloudVision product family, it delivers consistent segmentation, automation, telemetry, provisioning and troubleshooting for the enterprise edge, WAN, campus, data center and multiple public and private clouds. To provide a scalable and automated network experience, CloudEOS integrates with Arista CloudVision to simplify the operator's experience of interconnecting and managing multi-cloud, cloud-native and on-premises enterprise networks.
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
Our sales organization is supported by systems engineers with deep technical expertise and responsibility for pre-sales technical support and solutions engineering for our customers, systems integrators, OEMs, and channel partners. In general, the personnel in our sales organization are formed into teams, and each team is responsible for a geographical territory, has responsibility for a number of major direct end-customer accounts or has assigned accounts in a specific vertical market. A pool of shared channel sales and marketing representatives also supports these teams.
Our marketing activities consist primarily of technology conferences, webinars, web marketing, trade shows, product demonstrations, seminars and events, public relations, analyst relations, demand generation and direct marketing to build our brand, increase end-customer awareness, communicate our product advantages and generate qualified leads for our field sales force and channel partners.
Seasonality
We operate on a December 31st year end and typically have lower sequential quarter over quarter revenue growth in the first quarter of each fiscal year, often followed by stronger sequential revenue growth in the ensuring quarters. We believe that this seasonality results from a number of factors, including the procurement, budgeting and deployment cycles of many of our customers. The effects of recent supply chain disruptions and our rapid growth may have reduced the impact of seasonal or cyclical factors that might otherwise have influenced our business and broader industry performance. If our growth rates slow, seasonal or cyclical variations in our operations may become more pronounced over time and may materially affect our business, financial condition, results of operations and prospects. In addition, any supply chain shortages and manufacturing disruptions that result in extended lead times may impact our ability to manufacture and ship products to our customers in a timely manner, which may disrupt typical seasonal trends.
Research and Development
Our success relies on the timely enhancement of existing products and the development of new solutions and features to address changing customer needs and technological advancements. Our in-house engineering personnel are responsible for the development, testing, documentation, support and release of our products. We have a highly skilled team of software and hardware engineers with extensive experience in wired and wireless networking technologies, network protocols, network security, operating systems, programming languages, compilers, databases, hardware system design, Field-Programmable Gate Array programming, high-speed signal integrity, and other related technologies.
Our research and development strategy focuses on advancing our core products and expanding into new markets while maintaining high product quality. We are focusing research and development efforts in (1) adapting EOS for new silicon architectures, especially to support the unique requirements of AI workloads; (2) adding or enhancing EOS control plane and management plane functionality; (3) expanding our CloudVision management stack with enhanced automation, provisioning, monitoring, and security capabilities; (4) building related services, such as NDR and Network Access Control (NAC); (5) improving the security and scalability of our software development infrastructure and software supply chain; and (6) maintaining high product quality throughout. We have dedicated significant time and resources in test automation, ensuring high test pass rates, and working with our support group whenever customers experience technical defects in our products. Collaboration with customers and other industry leaders is integral to our approach, though uncertainties persist regarding the successful development and market acceptance of emerging technologies. Looking ahead, we plan to continue to invest in resources to conduct our research and development efforts to evolving and extending our portfolio's capabilities, ensuring our products continue to address dynamic market needs and solidify our industry leadership.
Manufacturing
We subcontract the manufacturing of all our products to various contract manufacturers. Our primary manufacturing partners are Jabil Inc., Sanmina Corporation, Flex Ltd. and Foxconn Hon Hai. This approach allows us to reduce our costs, manufacturing overhead and inventory position and allows us to adjust more quickly to changing end-customer demand. We require all our manufacturing locations to be ISO-9001 certified. We have four direct fulfillment facilities worldwide to hold finished goods inventory, perform product transformations, and install our EOS software to ship to customers and partners.
Our contract manufacturing partners procure the majority of the components needed to build our products and assemble our products according to our design specifications. This allows us to leverage the purchasing power of our contract manufacturing partners. We retain complete control over the bill of materials, test procedures and quality assurance programs. Our personnel work closely with our partners and review on an ongoing basis the forecasts, inventory levels, processes, capacity, yields and overall quality. Our contract manufacturing partners procure components and assemble our products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based upon historical trends and analyses from our sales and product management functions as adjusted for overall market conditions. For example, when industry-wide supply chain shortages resulted in extended lead times for components, we were required to extend the time horizon of our demand forecasts and increase our purchase commitments for long lead time components.
Our products rely on key components, including merchant silicon, integrated circuit components and power supplies purchased from a limited number of suppliers, including certain sole source providers. We may also see increased consolidation among our component suppliers. Generally, neither we nor our contract manufacturers have a written agreement with these component providers to guarantee the supply of the key components used in our products, nor do we have exclusive rights to such key components, and our suppliers could suffer shortages, delay shipments, prioritize shipments to other vendors, increase prices or cease manufacturing such products or selling them to us at any time. The supply of components may also be adversely affected by geopolitical conditions such as international trade wars like the U.S. trade war with China, the Houthi attacks on marine vessels in the Red Sea, and the impact of public health epidemics like COVID-19.
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
Once the completed products are manufactured and tested, our contract manufacturing partners ship them to various direct fulfillment facilities in the United States, the Netherlands and Singapore for final configuration, quality-control inspection and shipment to our distribution partners and customers. After the products are shipped to our customers, our products are installed by the customers or by third-party service providers such as system integrators or value-added resellers on their behalf.
Competition
The markets in which we compete are highly competitive and characterized by rapidly changing technology, changing end-customer needs, evolving industry standards, frequent introductions of new products and services and industry consolidation. We expect competition to intensify in the future as the market for cloud and AI networking expands and existing competitors and new market entrants introduce new products or enhance existing products.
The data center and campus networking markets have been historically dominated by Cisco, with competition also coming from other large network equipment and system vendors, including Nvidia, Extreme Networks, Dell/EMC, Hewlett Packard Enterprise and Juniper Networks. Most of our competitors and some strategic alliance partners have made acquisitions and/or have entered into or extended partnerships or other strategic relationships to offer more comprehensive product lines, including cloud networking solutions. For example, Broadcom has acquired VMWare and Hewlett Packard Enterprises has entered into an agreement to acquire Juniper Networks.
With the emergence of AI networking, new competitive technologies may enter the market to address the requirements of AI clusters. Ethernet, today, faces competition from both InfiniBand (IB) and NV Link interconnects for back-end AI networking clusters. IB has traditionally been used in supercomputer clusters due to its high reliability, low latency and high bandwidth. Both IB and NV Link are often sold as part of a vertical solution along with the GPUs from Nvidia.
We also face competition from other companies and new market entrants, current technology partners and customers who may acquire or develop network switches and cloud service solutions for internal use and/or to broaden their portfolio of products to market and sell to customers. Some of these competitors are developing networking products based on off-the-shelf or commoditized hardware technology, or “white box” hardware, particularly where a customer’s network strategy seeks to emphasize deployment of such product offerings or adopt a disaggregated approach to the procurement of hardware and software. Customers may also increase their adoption of networking solutions based upon open-source network operating systems that may be provided for free and used either on “white box” or proprietary hardware. The entrance of new competitors into our markets or the increased adoption of these new technology solutions or consumption models may cause downward pricing pressures, result in lost sales or otherwise have a material adverse effect on our business, prospects, financial condition and operating results.

In the NDR market, our Arista NDR offerings compete with other network security vendors including Cisco, DarkTrace, and ExtraHop. In the network packet broker (NPB) market, Arista DANZ Monitoring Fabric (DMF) competes with Gigamon, Keysight, Cisco, Netscout, AVIZ networks and other network monitoring software providers.
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
We believe our products compete favorably with respect to these factors. Our EOS software offers high reliability, integrates with existing network protocols and is open and programmable. We believe the combination of EOS, a set of network applications and our 1/2.5/5/10/25/40/50/100/200/400/800 Gigabit Ethernet platforms make our offering highly competitive for both cloud and enterprise data centers. However, many of our competitors have greater name recognition, longer operating histories, larger sales and marketing budgets and resources, broader distribution and established relationships with channel partners and end customers, greater access to larger customer bases, greater customer support resources, greater manufacturing resources, the ability to leverage their sales efforts across a broader portfolio of products, the ability to leverage purchasing power when purchasing subcomponents, the ability to bundle competitive offerings with other products and services, the ability to develop their own silicon chips, the ability to set more aggressive pricing policies, lower labor and development costs, greater resources to make acquisitions, larger intellectual property portfolios and substantially greater financial, technical, research and development or other resources.
Intellectual Property
Our success and ability to compete depend substantially upon our core technology and intellectual property. We rely on patent, trademark and copyright laws, trade secret protection and confidentiality agreements with our employees, customers, resellers, systems integrators, manufacturers, and others to protect our intellectual property rights. We file U.S and foreign patent applications to protect our intellectual property and believe that the duration of our issued patents is adequate relative to the expected lives of our products. Patents generally have a duration of twenty years from filing. The remaining duration on the individual patents in our patent portfolio varies.
We cannot assure that any of our patent applications will result in the issuance of a patent or whether the examination process will result in patents of valuable breadth or applicability. In addition, any patents that may be issued may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing upon them. We also license software from third parties for integration into our products, including open-source software and other software available on commercially reasonable terms. We own a number of trademarks in the U.S. and other jurisdictions, and Arista, EOS, and CloudVision are among our core trademarks.
We control access to and use of our software, technology and other proprietary information through internal and external controls, including contractual protections with employees, contractors, customers and partners. Our software is protected by U.S. and international copyright, patent and trade secret laws. Despite our efforts to protect our software, technology and other proprietary information, unauthorized parties may still copy or otherwise obtain and use our software, technology and other proprietary information. In addition, we intend to expand our international operations, and effective patent, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries.
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
Human Capital Management
At Arista, we seek to maintain an environment that is open, diverse and inclusive, and where our people feel valued, included and accountable. One of our key principles is always doing the right thing for our employees. We are committed to maintaining the highest level of professional and ethical standards in the conduct of our business around the world. As of December 31, 2023, we employed approximately 4,023 full-time employees worldwide. None of our employees are represented by unions. We consider our relationship with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.
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
We are proud to be an S&P 500 company with both a female CEO and CFO. We were also recognized by Comparably in 2023 amongst the Top 50 best large companies for diversity and Top 100 best large companies for happiness, work-life balances as well as compensation. 50% of our board of directors are women or underrepresented minorities. We are also continuing to make progress towards building diversity in the workspace. In 2023, the percentage of our employee population that were women or underrepresented minorities increased compared to 2022. We offer mentorship opportunities to our employees facilitated by our Women@Arista employee resource group. In addition, we support under-represented employee affinity organizations and actively recruit from historically black colleges and universities, women’s colleges and Hispanic/Latinx and African-American professional societies and job fairs.
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
Compensation and Benefits

We provide competitive and comprehensive benefit packages that are designed to help and empower employees to make the best decisions for themselves, their family and their lifestyle. Arista offers a broad variety of physical and mental wellness offerings to our global employees in a virtual as well as on-demand format, including fitness classes, webinars on practical wellness takeaways, strategies for stress reduction, financial planning and education, career development and a variety of other topics. In addition, in the United States, we offer our employees an employee stock purchase plan, healthcare and retirement benefits, paid time off and family leave, flexible time away, family planning benefits, backup resources for childcare and elder care, and other employee assistance programs including behavioral health and emotional support assistance. In addition to base salary and benefits, Arista’s employees participate in incentive plans that support our organizational philosophy of allowing employees to share in our performance and success. Our executive compensation program is designed to attract, retain, and reward performance and align incentives with achievement of Arista’s strategic plan and both short- and long-term operating objectives. Our compensation committee provides oversight of our compensation policies, plans, benefit programs and overall compensation philosophy.
Along with our traditional healthcare benefits, we have created a detailed injury and illness prevention program to better protect employees from occupational risks of injury or illness. We periodically host wellness weeks, whose purpose is to raise awareness on health issues, increase education on preventive medicine and available services and shift employee behavior through interactive activities and live presentations. We also maintain a community employee engagement program, which provides opportunities for our employees to engage in volunteering and community service.
Training and Development
Our employees receive periodic training on various topics, including our Code of Ethics and Business Conduct, information security, data privacy, intellectual property, anticorruption, and other topics. In addition, Arista provides extensive training and accreditation opportunities to employees in Sales, Customer Engineering and Software Research and Development roles including our Arista Certified Engineering (ACE) certification program as well as mentorship programs facilitated by our Women@Arista employee resource group. Additional career development content including management training is available through our E-Learning portal to facilitate a culture of lifelong learning. Our engineering teams have the opportunity to further develop their technical skills through our internal Arista PREP Training Program, technical summits, and participation in industry conferences or associations.
We also offer a variety of webinars on physical and mental health, career development and financial wellness topics, fitness classes, and social engagement activities. We also partner with non-profit organizations across the globe to provide volunteer opportunities to our employees.
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
•adverse economic conditions, continuing uncertain economic conditions or reduced information technology and network infrastructure spending may adversely affect our business;
•some key components in our products come from sole or limited sources of supply and increases the risk of supply shortages, extended lead times or supply changes;
•our revenue and revenue growth rates are volatile and may decline or not meet our or our investor's expectations;
•our results of operations may vary significantly from period to period and can be unpredictable;
•the networking market is rapidly evolving;
•failure to successfully carry out new products and service offerings and expand into adjacent markets could adversely impact our business;
•we expect our gross margins to vary over time and may be adversely affected by numerous factors;
•we face intense competition and industry consolidation;
•we are subject to risks associated with the expansion of our international sales and operations;
•we face risks associated with the investments in and acquisitions of complementary companies, products or technologies;
•seasonality and industry cyclicality may cause fluctuations in our revenue;
•fluctuations in currency exchange rates could adversely affect our business;
•failure to raise additional capital on favorable terms could harm our business.
Risks Related to Customers and Sales
•inability to attract new large customers or sell additional products and services to our existing customers could adversely affect our revenue growth;
•sales of our switches generate most of our product revenue;
•large customers require more favorable terms;
•inability to increase market awareness or acceptance of our new products and services may adversely affect our revenue;
•sales prices of our products and services may decrease;
•sales cycles can be long and unpredictable;
•inability to offer high quality support and services could adversely affect our business;
•declines in maintenance renewals by customers could harm our business;
•indemnification provisions under our standard sales contracts could expose us to losses;
•we rely on distributors, systems integrators and value-added resellers to sell our products;
•sales to government entities are subject to a number of challenges and risks;
•we are exposed to the credit risk of our channel partners and some of our end customers.
Risks Related to Products and Services
•product quality problems, defects, errors or vulnerabilities could harm our business;
•failure to anticipate technological shifts could harm our business;
•our products must interoperate with operating systems, software applications and hardware that is developed by others.
Risks Related to Supply Chain and Manufacturing
•managing the supply of our products and product components is complex;
•we depend on third-party manufacturers to build our products;

•future sales forecasts may be materially inaccurate which could result in incorrect levels of inventory and purchase commitments;
•shipment interruptions or delays could cause our revenue to fall.
Risks Related to Intellectual Property and Other Proprietary Rights
•assertions by third parties of intellectual property rights infringement, misappropriation or other violation could harm our business;
•failure to protect or assert our intellectual property rights could harm our competitive position;
•we rely on the availability of licenses to third-party software and other intellectual property;
•failure to comply with licenses to software and other technology could restrict our ability to sell our products;
•risk that our competitors could develop products that are similar to or better than ours because we provide access to our software and selected source code to certain partners.
Risks Related to Litigation
•we may become involved in litigation that may materially adversely affect us.
Risks Related to Cybersecurity and Data Privacy
•defects, errors or vulnerabilities in our products, failure of our products to detect security breaches or incidents, misuse of our products or risks of product liability could harm our business;
•breaches of our cybersecurity systems or other security breaches could degrade our ability to conduct our business operations and deliver products and services to our customers, cause vulnerabilities in our products and services or subject us to regulatory enforcement actions and or fines or liabilities for damages incurred by our customers or partners.
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
•enhanced U.S. tax, tariff, import/export restrictions, Chinese regulations or other trade barriers may negatively affect our business;
•changes in our income taxes, effective tax rate or new tax laws could adversely affect our results;
•failure to comply with government laws and regulations could harm our business;
•issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations;
•we are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability for violations.
•failure to comply with anti-bribery and anti-corruption laws and anti-money laundering laws, and similar laws, could subject us to penalties and other adverse consequences.
Risks Related to Ownership of Our Common Stock
•the trading price of our common stock has been and may continue to be volatile and the value of your investment could decline;
•any future decisions to reduce or discontinue repurchasing our common stock pursuant to our stock repurchase programs could cause the market price of our common stock to decline;
•sales of substantial amounts of our common stock could reduce the market price of our common stock;
•insiders have substantial control over us;
•our charter documents and Delaware law could discourage takeover attempts and lead to management entrenchment.
General Risks
•inability to hire, retain, train and motivate qualified personnel and senior management could cause our business to suffer;
•earthquakes, fire, power outages, floods, health epidemics and other catastrophic events could harm our business;
•we have not paid dividends in the past and do not intend to pay dividends for the foreseeable future.

Risks Related to Our Business and Industry
We expect large purchases by a limited number of customers to continue to represent a substantial portion of our revenue, and any loss, delay, decline or other change in expected purchases could result in material quarter-to-quarter fluctuations of our revenue or otherwise adversely affect our results of operations.
Historically, large purchases by a relatively limited number of customers have accounted for a significant portion of our revenue. We have experienced unpredictability in the timing of orders from these large customers primarily due to the time it takes these customers to evaluate, test, qualify and accept our products, the overall complexity of these large orders and changes in demand patterns specific to these customers, including reductions in or changes in mix of capital expenditures by these customers and the impact of cost reduction and other efficiency efforts by these customers. For example, sales to our end customers Microsoft and Meta Platforms in fiscal 2023 and 2022 collectively represented 39% and 42% of our total revenue, respectively, whereas sales to Microsoft in fiscal 2021 amounted to 15% of our revenue and sales to Meta Platforms in fiscal 2021 represented less than 10% of our revenue. This variability in customer concentration has been linked to the timing of new product deployments, and spending cycles with these customers, and we expect continued variability in our customer concentration and timing of sales on a quarterly and annual basis. In addition, we typically provide pricing discounts to large customers, which reduces gross margins for the period in which such sales occur.
As a consequence of the concentrated nature of our customer base and their purchasing behavior, our quarterly revenue and results of operations have fluctuated from quarter to quarter and are difficult to estimate. Changes in the business requirements or focus, upgrade cycles, vendor selection, project prioritization, manner in which spending allocations are assigned among multiple vendors based upon specific network roles or projects, financial prospects, lack of growth of our large customers, capital resources and expenditures or purchasing behavior and deceleration in spending of these customers could significantly decrease our sales to such customers or could lead to delays, reductions or cancellations of planned purchases of our products or services. In addition, an increased focus on the deployment of AI enabled solutions by these customers has accelerated the need for advanced technology offerings including some offerings from potential new market entrants. This prioritization of AI related infrastructure investment has come in conjunction with the announcement of various cost reduction measures by such customers, including optimization and increased efficiency in non-AI related capital expenditures. In some instances, such measures have had, and may continue to have, an impact on certain current or future projects and have reduced our visibility to customer demand, increased our risk of excess and obsolescence charges on existing products, and may result in reductions in future demand and negatively impact our revenue, financial condition, business or prospects.
Moreover, because our sales are based primarily on purchase orders, our customers may cancel, delay, reduce or otherwise modify their purchase commitments with little or no notice to us. For example, due to manufacturing and supply chain disruptions resulting in increased lead times, customers had placed orders based on longer planning horizons. These customers may decide to delay or cancel such orders for any reason, including changes in their IT investment priorities, if economic conditions worsen or their financial performance, condition or prospects deteriorate. This limited visibility regarding our customers’ product needs or changes in those needs, the timing and quantity of which could vary significantly, requires us to rely on estimated demand forecasts to determine how much material to purchase and product to manufacture. Our failure to accurately forecast demand combined with extended supplier lead times on some newer technologies, can lead to product shortages which could lead to delays in fulfilling current and future purchase orders that can impede production by our customers and harm our customer relationships. Further, if we are unable to reduce our lead times, customers may also cancel existing orders or reduce future orders. In the event of any cancellations or reductions of orders, or any reductions in future demand, we may not have enough time to reduce operating expenses to mitigate the effect of the lost revenue on our business, and in addition, could incur increased excess and obsolete inventory-related charges, all of which could materially affect our operating results.
We may be unable to sustain or increase our revenue from our large customers, grow revenue with new or other existing customers at the rate we anticipate or at all, or offset a decline or discontinuation of concentrated purchases by our larger customers with purchases by new or existing customers. These customers could reduce their spending levels or otherwise could choose to divert all or a portion of their business with us to one of our competitors, re-assign spending allocations, increase their adoption of "white box" solutions and open-source network operating systems, demand pricing concessions for our services, or require us to provide enhanced services that increase our costs. Moreover, the AI market is new and customers continue to evaluate their opportunity in this market, and the potential demand for AI Ethernet switches may not develop as anticipated or at all. If these factors drive some of our large customers to cancel all or a portion of their business relationships with us, the growth in our business and the ability to meet our current and long-term financial forecasts may be materially impacted. We expect that such concentrated purchases will continue to contribute materially to our revenue for the foreseeable future and that our results of operations may fluctuate materially as a result of such larger customers’ buying patterns. In addition, we may see consolidation of our customer base, such as among Internet companies and cloud service providers, which could result in the loss of customers. The loss of such customers, or a significant delay or reduction in their purchases, including reductions or delays due to customer departures from recent buying patterns, or an unfavorable change in competitive conditions could materially harm our business, financial condition, results of operations and prospects.
Adverse economic conditions, continuing uncertain economic conditions or reduced information technology and network infrastructure spending may adversely affect our business, financial condition, results of operations and prospects.
Our business depends on the overall demand for information technology, network connectivity and access to data and applications. Weak domestic or global economic conditions and continuing economic uncertainty, fear or anticipation of such conditions, a recession, international trade disputes, global pandemics such as the COVID-19 pandemic, or a reduction in information technology and network infrastructure spending or a deterioration of the financial performance, condition or prospects of our customers even if economic conditions improve, could adversely affect our business, financial condition, results of operations and prospects in a number of ways, including longer sales cycles, reduced demand or lower prices for our products and services, higher default rates among our channel partners, reduced unit sales and lower or no growth. While all our markets may be adversely affected by negative macroeconomic conditions, the impact may be particularly significant in our enterprise market where we are seeking to increase our penetration into this market. In addition, the global macroeconomic environment has been negatively affected by, among other things, the uncertainty in the global banking and financial services markets, epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes between the U.S., China and other countries, inflationary pressures, higher interest rates, instability in the global credit markets, the impact and uncertainty regarding global central bank monetary policy, instability in the geopolitical environment, the Russia-Ukraine and Israel-Hamas conflicts, the Houthi attacks on marine vessels in the Red Sea, political tensions between Taiwan and China, political demonstrations, and foreign governmental debt concerns which have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets. A government shutdown or a default by the U.S. government on its debt obligations, or related credit-rating downgrades could also have adverse effects on the broader global economy and contribute to, or worsen, an economic recession. We believe that any extended or renewed economic disruptions or deterioration in the global economy could have an adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations. For example, if banks or other financial institutions with whom we have banking relationships or whose corporate bonds are held in our marketable securities investment portfolio, enter receivership or become insolvent in the future, we may be unable to access, and we may lose some of our existing cash, cash equivalents and investments to the extent those funds are not insured or otherwise protected by the FDIC. In addition, in such circumstances we might not be able to timely pay key vendors and others. We regularly maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. Any delay in our ability to access our cash, cash equivalents and investments (or the loss of such funds) or to timely pay key vendors and others could have a material adverse effect on our operations and cause us to need to seek additional capital sooner than planned.
In addition, business disruptions and supply chain and manufacturing disruptions may result in customers delaying or canceling or reprioritizing capital expenditures on information technology and network infrastructure, which may affect the overall demand for our products. Customers may also be placing orders based on longer planning horizons to ensure supply. We also believe that our customers continue to assess the impact of these macroeconomic factors on their businesses and future investment plans, resulting in business uncertainty and a more constrained approach to forecasts and orders. Continuing or worsening economic instability or the deterioration of the financial performance, condition or prospects of our customers could result in a cancellation of, or defaults in the payments for, such orders or otherwise adversely affect spending for IT, network infrastructure, systems and tools, and limit our ability to forecast future demand for our products, which could reduce expected revenue or result in a write-down of excess or obsolete inventory. A downturn or a recession may also significantly affect financing markets, the availability of capital and the terms and conditions of any financing arrangements, including the overall cost of financing as well as the financial health or creditworthiness of our customers. Circumstances may arise in which we need, or desire, to raise additional capital, and such capital may not be available on commercially reasonable terms, or at all.
Because some of the key components in our products come from sole or limited sources of supply, we have entered into significant purchase commitments and are susceptible to supply shortages, extended lead times or supply changes, which could disrupt or delay our scheduled product deliveries to our customers and may result in the loss of sales and customers.

Our products rely on components, including merchant silicon chips, integrated circuit components, printed circuit boards, connectors, custom-tooled sheet metal and power supplies that we purchase, or our contract manufacturers purchase on our behalf from a limited number of suppliers, including certain sole source providers. Generally, we do not have guaranteed supply contracts with our component suppliers, and our suppliers have suffered and could continue to suffer shortages, require longer lead times, delay shipments, prioritize shipments to other vendors, decommit orders, increase prices, impose expedite fees or cease manufacturing such products or selling them to us at any time. Supply of these components worldwide was and could continue to be adversely affected by supply constraints, as well as industry consolidation and geopolitical conditions such as international trade wars like the U.S. trade war with China, the Russia-Ukraine conflict, Israel-Hamas conflict, the Houthi attacks on marine vessels in the Red Sea, and increased political tensions in Russia, Europe or Asia. Such shortages, increased component lead times, reduced allocations of components and decommitments of orders have resulted in and may continue to result in increased component prices, fewer sourcing options, unpredictability of supply, prolonged manufacturing disruptions and increased product lead times, which has impacted and may continue to adversely impact our revenue and gross margins.
Although we have entered into significant purchase commitments to support long-term customer demand, if we are unable to obtain sufficient quantities of any of these components on commercially reasonable terms or in a timely manner, or if we are unable to obtain alternative sources for these components, shipments of our products could be delayed or halted entirely, or we may be required to redesign our products. Any of these events could result in the cancellation of orders, lost sales, reduced gross margins or damage to our customer relationships, which would adversely impact our business, financial condition, results of operations and prospects. Additionally, if our suppliers do not meet their commitments, customers cancel orders or actual demand is less than our demand forecasts, it could result in excess or obsolete inventory, which we would be required to write down to its estimated realizable value, which in turn could result in lower gross margins and operating income. Our operating cash flows have also been and may continue to be negatively impacted by significant component inventories on hand or at our contract manufacturers.
Our reliance on component suppliers also yields the potential for the infringement, misappropriation or other violation of third-party intellectual property rights due to the incorporation of such components into our products. We may not be indemnified by such component suppliers for such infringement, misappropriation or other violation claims. Any litigation for which we do not receive indemnification could require us to incur significant legal expenses in defending against such claims or require us to pay substantial royalty payments or settlement amounts that would not be reimbursed by our component suppliers.
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
In the event of a shortage or supply interruption from our component suppliers, we may not be able to develop alternate or second sources in a timely manner. Further, long-term supply and maintenance obligations to customers increase the duration for which specific components are required, which may increase the risk of component shortages or the cost of carrying inventory. In addition, our component suppliers change their selling prices frequently in response to market trends, including industry-wide increases in demand, or charge additional fees to expedite orders, and because we do not have contracts with these suppliers or guaranteed pricing, we are susceptible to availability or price fluctuations related to raw materials and components. If we are unable to pass component price increases along to our customers or maintain stable pricing, our gross margins could be adversely affected and our business, financial condition, results of operations and prospects could suffer.

Our revenue and our revenue growth rates are volatile and may decline or not meet our or our investors' expectations.
Our revenue growth rates in previous periods may not be indicative of our future performance. We have experienced annual revenue growth rates of 33.8%, 48.6%, 27.2%, and -3.9% in 2023, 2022, 2021 and 2020, respectively. In the future, our revenue growth rates will continue to be volatile due to cyclical trends in our business, and as we become more penetrated in our existing customer base and product markets and look to enter and expand into new markets. In addition, we have experienced supply constraints that have resulted in manufacturing and shipment delays, which have negatively affected the timing of revenue recognition. If these manufacturing and supply chain disruptions recur and/or if we are unable to reduce our lead times it could also result in the cancellation of orders by customers, reduce demand from existing customers in future periods, and increase difficulty in adding new customers. Other factors may also contribute to declines in our growth rates, including changes in demand for our products and services, particularly from our large customers, the deterioration of the financial performance, condition or prospects of our large customers, changes in capital spending by our large customers, increased competition, price sensitivities from our customers to increases in our pricing, our ability to successfully manage our expansion or continue to capitalize on growth opportunities, the maturation of our business, the Russia-Ukraine and Israel-Hamas conflicts, the Houthi attacks on marine vessels in the Red Sea, a potential global economic downturn or recession that would particularly impact our enterprise customers, uncertainty in the global banking and financial service markets and other general economic and international trade conditions such as political tensions between Taiwan and China and international trade wars involving the U.S. and China and other countries, and our ability to be successful in the AI market and adjacent markets, such as campus switching, WiFi networking markets and network security markets. We have experienced volatility in demand from certain of our large customers, and some of our large customers have announced various cost reduction measures or are considering changing technology roadmaps and priorities including the need for the rapid deployment of AI and related technologies, which have had and could continue to have, an impact on certain current or future projects and have reduced our visibility to demand for these customers, which may result in reductions in overall demand from these customers in future periods and negatively impact our revenue, financial condition, business or prospects. You should not rely on our revenue for any prior quarterly or annual period as an indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected, and our stock price could be volatile.
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
Our results of operations have historically varied from period to period, and we expect that this trend will continue. As a result, you should not rely upon our past financial results for any period as indicators of future performance. Our results of operations in any given period have been and could continue to be influenced by a number of factors, many of which are outside of our control and may be difficult to predict, including:
•general economic conditions, both domestically and in foreign markets, and disruptions in our business and the markets due to, among other things, recessionary risks and a global economic downturn, higher interest rates, monetary policy shifts, inflationary pressures, supply chain and labor shortages, the recent banking crisis, potential disruptions from the Russia-Ukraine and Israel-Hamas conflicts, the Houthi attacks on marine vessels in the Red Sea, political tensions between Taiwan and China and international trade wars involving the U.S. and China and other countries;
•our inability to fulfill our customers’ orders, the cancellation of orders, the reduction in future demand for our products by our customers or increased difficulty in adding new customers due to the unavailability or unpredictable supply of inventory, supply chain delays, access to key commodities or technologies, manufacturing disruptions or other events that impact our manufacturers or their suppliers;
•deferral, reduction or cancellation of orders from customers due to long lead times, announcements by us or other competitors of new products or product enhancements, warranty returns, general economic conditions or other factors;
•our ability to increase sales to existing customers and attract new customers, including large customers;
•the budgeting, sales, implementation and refresh cycles, purchasing practices, technology roadmaps and priorities and buying patterns of customers, including large customers who generally receive lower pricing terms due to volume discounts and who may or may not make large bulk purchases in certain quarters or who may elect to re-assign allocations to multiple vendors based upon specific network roles or projects or who may be placing orders based on longer planning horizons to ensure supply;
•changes in the growth rate of existing or new customers or the deterioration of the financial performance, condition or prospects of existing or new customers, including large customers and service providers, changes in end-customer, distributor or reseller requirements or market needs, and changes in growth rates of the networking market;
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
•excess or obsolete inventory resulting in write-downs and charges related to supplier liabilities;
•the inclusion of any acceptance provisions in our customer contracts or any delays in acceptance of those products;
•the actual or rumored timing and success of new product and service introductions by us or our competitors or any other change in the competitive landscape of our industry, including consolidation among our competitors or customers;
•our ability to successfully expand our business domestically and internationally;
•our ability to increase the size and production of our sales or distribution channel, or any disruption in, or termination of, our sales or distribution channels;
•decisions by potential customers to purchase our networking solutions from larger, more established vendors, white box vendors or their primary network equipment vendors;
•disruptions caused by pandemics, such as the COVID-19 pandemic, and the government restrictions in response to the pandemic;
•insolvency or credit difficulties confronting our customers, which could adversely affect their ability to purchase or pay for our products and services, or confronting our key suppliers, including our sole source suppliers, which could disrupt our supply chain;
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
Any one of the factors above or the cumulative effect of several of the factors described above may result in significant fluctuations in our financial and other results of operations and may cause the market price of our common stock to decline. This variability and unpredictability could result in our failure to meet our revenue, gross margins, results of operations or other expectations contained in any forward-looking financial guidance we have issued or the expectations of securities analysts or investors for a particular period. If we fail to meet or exceed such guidance or expectations for these or any other reasons, the market price of our common stock could decline substantially, and we could face costly lawsuits, including securities class action suits. In the past, we have failed to meet investor financial expectations and the market price of our common stock declined.
The networking market is rapidly evolving. If this market does not evolve as we anticipate or our target customers do not adopt our networking solutions, we may not be able to compete effectively, and our ability to generate revenue will suffer.
A substantial portion of our business and revenue depends on the growth and evolution of the networking market, including the evolution of the market for AI networks and the future deployment of Ethernet networking solutions in these AI networks. The market demand for networking solutions has increased in recent years as customers have deployed larger, more sophisticated networks and have increased the use of virtualization and cloud computing. The continued growth of this market will be dependent upon many factors including but not limited to the adoption of and demand for our customers’ products and services, the expansion, evolution and build out of our customers’ networks, the capacity utilization of existing network infrastructures, changes in the technological requirements for the products and services to be deployed in these networks, the amount and mix of capital spending by our customers, including any changing technology priorities such as the rapid deployment of AI and related technologies, the development of network switches and cloud service solutions by our large customers for internal use, the financial performance and prospects of our customers, the availability of capital resources to our customers, changes in government regulation that could impact networking business models including those regulations related to AI, cybersecurity, privacy, data protection and net neutrality, our ability to provide networking solutions that address the needs of our customers more effectively and economically than those of other competitors or existing technologies and general economic conditions.
In particular, the market for AI applications is new and our customers are continuing to evaluate their opportunity in this market. If the AI market does not develop as anticipated or at all, then the potential demand for AI Ethernet switches may not be realized. Moreover, even if the market for AI applications does develop, the successful adoption of AI Ethernet products will be dependent upon their ability to compete against more established InfiniBand products to address AI networking clusters.
If the networking solutions market including the AI Ethernet market does not develop in the way we anticipate or otherwise experiences a slow-down, if our solutions do not offer benefits compared to competing networking products or if customers do not recognize the benefits that our solutions provide, then our business, financial condition, results of operations and prospects could be materially adversely affected.
We pursue new product and service offerings and expand into adjacent markets, and if we fail to successfully carry out these initiatives, our business, financial condition, or results of operations could be adversely impacted.
We have made substantial investments to develop new products and services and enhancements to existing products through our acquisitions and internal research and development efforts to expand our product offerings and maintain our revenue growth. If we are unable to anticipate technological changes in our industry by introducing new or enhanced products and services in a timely and cost-effective manner or if we fail to introduce products and services that meet market demand, we may lose our competitive position, our products may become obsolete, and our business, financial condition or results of operations could be adversely affected. For example, with our most recently introduced 800 GbE and AI focused Ethernet products, our ability to continue to maintain our competitive position with our customers will depend on our ability to deliver these new products in a timely manner, our customers' acceptance of these products and the growth of the markets that these products serve. In addition, the evaluation, testing and qualification of our new products by our customers may be lengthy and may require contractual acceptance clauses, which could delay our revenue recognition and impact our revenue and deferred revenue balances.
Additionally, from time to time, we invest in expansion into adjacent markets, including campus and WiFi networking, cloud and enterprise routing markets, network security markets and SD-WAN markets. Although we believe these solutions are complementary to our current offerings, we have less experience and a more limited operating history in these markets, and our efforts in this area may not be successful. Expanding our services in existing and new markets and increasing the depth and breadth of our presence imposes significant burdens on our marketing, compliance, and other administrative and managerial resources. Our plan to expand and deepen our market share in our existing markets and possibly expand into additional markets is subject to a variety of risks and challenges. Our success in these new markets depends on a variety of factors, including but not limited to our ability to develop new products, new product features and services that address the customer requirements for these markets, attract a customer base in markets in which we have less experience, compete with new and existing competitors in these adjacent markets, and gain market acceptance of our new products.
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
Additionally, future market share gains may take longer than planned and cause us to incur significant costs. If we are unable to attract new large customers or to sell additional products and services to our existing customers, our revenue growth will be adversely affected, and our revenue could decrease. Difficulties in any of our new product development efforts or our efforts to enter adjacent markets could adversely affect our operating results and financial condition.
We expect our gross margins to vary over time and may be adversely affected by numerous factors.
We expect our gross margins to vary over time and the gross margins we have achieved in recent years may not be sustainable and may be adversely affected in the future by numerous factors, including but not limited to pricing pressure on our products and services due to competition, the ability of more fully integrated competitors to bundle their networking products with other products, or utilize proprietary silicon in their products, the mix of sales to large customers who generally receive lower pricing, the mix of products sold, manufacturing-related costs, including costs associated with supply chain sourcing activities, merchant silicon costs, and excess/obsolete inventory charges, including charges for excess/obsolete component inventory held by our contract manufacturers. In addition, other factors that may impact our gross margins over time include the introduction of new products and new business models including the sale and delivery of more software and subscription solutions, entry into new markets or growth in lower margin markets, entry in markets with different pricing and cost structures, pricing discounts given to customers, costs associated with defending intellectual property rights infringement, misappropriation or other violation claims and the potential outcomes of such disputes, increased costs arising from epidemics, changes in distribution channels, increased warranty costs, and our ability to execute our operating plans. In addition, inflationary pressures and shortages have increased and may continue to increase costs for certain materials, components, supplies and services. As a result of cost inflation in our supply chain, we have implemented targeted price increases from time to time. However, these price increases could result in a decrease in demand for our products which would decrease revenue. In addition, business were subject to sustained economic stress or recession, many of the risk factors identified in this risk factors section could be heightened. We determine our operating expenses largely on the basis of anticipated revenue and a high percentage of our expenses are fixed in the short and medium term. As a result, a failure or delay in generating or recognizing revenue could cause significant variations in our operating results and operating margin from quarter to quarter. Failure to sustain or improve our gross margins reduces our profitability and may have a material adverse effect on our business and stock price.
We face intense competition, especially from larger, well-established companies and industry consolidation may lead to further increased competition, which may harm our business, financial condition, results of operations and prospects.
The markets in which we compete, including the markets for data center, campus networking and network visibility and security, are intensely competitive, and we expect competition to increase in the future from established competitors, industry consolidation and new market entrants. This competition has resulted in increased pricing pressure, which could result in reduced profit margins, increased sales and marketing expenses and the loss of market share, any of which would likely harm our business, financial condition, results of operations and prospects.
The data center and campus networking markets have been historically dominated by Cisco, with competition also coming from other large network equipment and system vendors, including Extreme Networks, Dell/EMC, Hewlett Packard Enterprise, Nvidia, Juniper Networks and white box networking vendors. Most of our competitors and some strategic alliance partners have made acquisitions and/or have entered into or extended partnerships or other strategic relationships to offer more comprehensive product lines, including cloud networking solutions and network security. For example, Cisco acquired Acacia Communications, Broadcom acquired Brocade Communications and VMware, Dell acquired Force10 Networks, Hewlett Packard Enterprise recently announced the acquisition of Juniper Networks. This industry consolidation may lead to increased competition and may harm our business. Large system vendors are increasingly seeking to deliver vertically integrated cloud networking solutions to customers that combine cloud-focused hardware and software solutions as an alternative to our products. We expect this trend to continue as companies attempt to strengthen their market positions in an evolving industry and as companies are acquired or are unable to continue operations. Industry consolidation may result in stronger competitors that are better able to compete with us, and this could lead to more variability in our results of operations and could have a material adverse effect on our business, the pricing of our solutions, financial condition, results of operations and prospects.
We also face competition from other companies and new market entrants, including current technology partners, suppliers and customers or other cloud service providers who may acquire or develop network switches and cloud service solutions for internal use and/or to broaden their portfolio of products to market and sell to customers. Some of these competitors are developing networking products based on off-the-shelf or commoditized hardware technology, or “white box” hardware, particularly where a customer’s network strategy seeks to emphasize deployment of such product offerings or adopt a disaggregated approach to the procurement of hardware and software. Customers may also increase their adoption of networking solutions based upon open-source network operating systems that may be provided for free and used either on “white box” or proprietary hardware. As new markets emerge like AI, we expect the field to remain intensely competitive. In addition, we have not established broad market awareness or acceptance of our AI Ethernet products that will compete against more established InfiniBand products. Furthermore, the entrance of new competitors into our markets or the increased adoption of these new technology solutions or consumption models may cause downward pricing pressures, result in lost sales or otherwise have a material adverse effect on our business, prospects, financial condition and operating results.
Our relationships with our strategic alliance partners or suppliers may also shift as industry dynamics changes. If strategic alliance partners acquire or develop competitive products or services, our relationship with those partners may be adversely impacted, which could lead to more variability to our results of operations and impact the pricing of our solutions.
Many of our existing and potential competitors enjoy substantial competitive advantages, such as greater name recognition and longer operating histories, larger sales and marketing budgets and resources, broader distribution and established relationships with channel partners and end customers, the ability to leverage their sales efforts across a broader portfolio of products, the ability to bundle competitive offerings with other products and services or to reduce the price of products and services that compete with ours in order to promote the sale of other products or services, the ability to develop their own silicon chips, the ability to set more aggressive pricing policies, lower labor and development costs, greater resources to make acquisitions, larger intellectual property rights portfolio, and substantially greater financial, technical, research and development or other resources.
In addition, large competitors may have more extensive relationships with and within existing and potential customers that provide them with an advantage in competing for business with those customers. For example, certain large competitors encourage customers of their other products and services to adopt their data networking solutions through discounted bundled product packages. Our ability to compete will depend upon our ability to provide a better solution than our competitors at a more competitive price. We may be required to make substantial additional investments in research, development, marketing and sales in order to respond to competition, and we cannot assure you that these investments will achieve any returns for us or that we will be able to compete successfully in the future.
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

•risks associated with government trade restrictions, including those which may impose restrictions, including prohibitions on the exportation, re-exportation, sale, shipment or other transfer of programming, technology, components, and/or services to foreign persons;
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
•deterioration of political relations between the U.S. and China, Russia, the United Kingdom and the EU as well as the Israel-Hamas conflict and Houthi attacks on marine vessels in the Red Sea, which could have a material adverse effect on our sales and operations as well as our supply chain in these countries;
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
As part of our business strategy, we have made and could continue to make investments in complementary companies, products or technologies which could involve licenses, additional channels of distribution, discount pricing or investments in or acquisitions of other companies. For example, we completed the acquisition of Untangle Holdings and Pluribus Networks in 2022, which required management to focus efforts on integrating these acquisitions with the company. In addition, the privately-held companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize, and we could lose our entire investment in these companies. We may not be able to find suitable investment or acquisition candidates and we may not be able to complete such investments or acquisitions on favorable terms, if at all. If we do complete investments or acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any investments or acquisitions we complete could be viewed negatively by our customers, investors and securities analysts. Through acquisitions, we continue to expand into new markets and we may experience challenges in entering into new markets for which we have not previously manufactured and sold products, including facing exposure to new market risks, difficulty achieving expected business results due to a lack of experience in new markets, products or technologies or the initial dependence on unfamiliar distribution partners or vendors.
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
Seasonality and industry cyclicality may cause fluctuations in our revenue and results of operations.
We operate on a December 31st year end and typically have lower sequential quarter over quarter revenue growth in the first quarter of each fiscal year, often followed by stronger sequential revenue growth in subsequent quarters. We believe that this seasonality results from a number of factors, including the procurement, budgeting and deployment cycles of many of our customers. The effects of recent supply chain disruptions and our rapid growth may have reduced the impact of seasonal or cyclical factors that might otherwise have influenced our business and broader industry performance. If our growth rates slow, seasonal or cyclical variations in our operations may become more pronounced over time and may materially affect our business, financial condition, results of operations and prospects. In addition, any supply chain shortages and manufacturing disruptions that result in extended lead times may impact our ability to manufacture and ship products to our customers in a timely manner, which may disrupt typical seasonal trends.
We are exposed to fluctuations in currency exchange rates, which could adversely affect our business, financial condition, results of operations and prospects.
Our sales contracts are primarily denominated in U.S. dollars, and therefore, substantially all of our revenue is not subject to foreign currency risk; however, as a result of the strengthening U.S. dollar, there has been an increase in the cost of our products to our customers outside of the U.S., which could adversely affect our business, financial condition, results of operations and prospects. In addition, a decrease in the value of the U.S. dollar relative to foreign currencies could increase our product and operating costs in foreign locations. Further, a portion of our operating expenses is incurred outside the U.S., is denominated in foreign currencies and is subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with the currency fluctuations, our business, financial condition, results of operations and prospects could be adversely affected.
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
Risks Related to Customers and Sales
If we are unable to attract new large customers or to sell additional products and services to our existing customers, our revenue growth will be adversely affected and our revenue could decrease.

To increase our revenue, we must add new customers, especially large customers, and sell additional products and services to existing customers. For example, one of our sales strategies is to target specific projects at our current customers because they are familiar with the operational and economic benefits of our solutions, thereby reducing the sales cycle into these customers. We also believe the opportunity with current customers is significant given their existing infrastructure and expected future spend. Another one of our sales strategies is focused on increasing penetration in the enterprise and campus markets. However, sales strategies focused on expansion to adjacent markets can require more time and effort since enterprise and campus customers typically start with small purchases, and there is often a long testing period. For this reason, in order to grow our revenue, it is important for us to attract new large customers. Some factors that may limit our ability to attract new large customers include, but are not limited to, saturation with certain large cloud networking customers, competition, decreased capital spending by such customers, a limited number of such customers, and a decline in growth at such customers. If we fail to attract new large customers, including enterprise and campus customers, or fail to reduce the sales cycle and sell additional products to our existing customers, our business, financial condition, results of operations and prospects will be harmed.
Sales of our switches generate most of our product revenue, and if we are unable to continue to grow sales of these products, our business, financial condition, results of operations and prospects will suffer.
Historically, we have derived substantially all of our product revenue from sales of our switching and routing platforms, and we expect to continue to do so for the foreseeable future. We have experienced declines in sales for some of our products over time as they mature and are superseded by products with improved performance and functionality. A decline in the price of switches and related services, or our inability to increase sales of these products, would harm our business, financial condition, results of operations and prospects more seriously than if we derived significant revenue from a larger variety of product lines and services. Our future financial performance will also depend upon successfully developing and selling next-generation versions of our switches. If we fail to deliver new products, new features, or new releases that customers want and that allow us to maintain leadership in what will continue to be a competitive market environment, our business, financial condition, results of operations and prospects will be harmed.
Our large customers generally require more favorable terms and conditions from their vendors and may request price concessions. As we seek to sell more products to these customers, we may be required to agree to terms and conditions that may have an adverse effect on our business or ability to recognize revenue.
Our large customers have significant purchasing power and, as a result, generally receive more favorable terms and conditions than we typically provide to other customers, including lower prices, bundled upgrades, extended warranties, acceptance terms, indemnification terms and extended return policies and other contractual rights. As we seek to sell more products to these large customers, an increased mix of our shipments may be subject to such terms and conditions, which may reduce our margins or affect the timing of our revenue recognition and thus may have an adverse effect on our business, financial condition, results of operations and prospects.
If we are unable to increase market awareness or acceptance of our new products and services, our revenue may not continue to grow or may decline.
We have not yet established broad market awareness or acceptance of products and services that we have introduced in the AI Ethernet, campus workspace and network security markets. Market awareness of our value proposition and products and services will be essential to our continued growth and our success, particularly for the service provider and broader enterprise markets. If our marketing efforts are unsuccessful in creating market awareness of our company and our products and services or in gaining access to new customer markets, or if these new products and services are not accepted by customers, then our business, financial condition, results of operations and prospects will be adversely affected, and we will not be able to achieve sustained growth.
The sales prices of our products and services may decrease, which may reduce our gross profits and adversely affect our results of operations.
The sales prices for our products and services may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of products and services, the introduction of new products and services by us or by our competitors including the adoption of “white box” solutions, promotional programs, or broader macroeconomic factors. In addition, we have provided, and plan to continue to in the future provide, pricing discounts to large customers, which may result in lower margins for the period in which such sales occur. Our gross margins may also fluctuate as a result of the timing of such sales to large customers.
We have historically experienced declines in sales prices for some of our products and services and could continue to experience such declines. Competition continues to increase in the markets in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products and services that compete with ours or may bundle them with other products and services. Additionally, although we generally price our products and services worldwide in U.S. dollars, currency fluctuations in certain countries and regions may adversely affect actual prices that partners and customers are willing to pay in those countries and regions. Furthermore, sales prices and gross profits for our products may decrease over product life cycles. Decreased sales prices for any reason may reduce our gross profits and adversely affect our result of operations.
Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales and revenue are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.
The timing of our sales and revenue recognition is difficult to predict because of the length and unpredictability of our products’ sales cycles. A sales cycle is the period between initial contact with a prospective customer and any sale of our products. End-customer orders often involve the purchase of multiple products. These orders are complex and difficult to complete because prospective customers generally consider a number of factors over an extended period of time before committing to purchase the products and solutions we sell. Customers, especially our large customers, often view the purchase of our products as a significant and strategic decision and require considerable time to evaluate, test and qualify our products prior to making a purchase decision and placing an order. The length of time that customers devote to their evaluation, contract negotiation and budgeting processes varies significantly. In addition, customers may delay upgrades to their network infrastructure which extends the upgrade and sales cycle. Our products’ sales cycles can be lengthy in certain cases, especially with respect to our prospective large customers and certain markets including the enterprise and campus markets. During the sales cycle, we expend significant time and money on sales and marketing activities and make investments in evaluation equipment, all of which lower our operating margins, particularly if no sale occurs. Even if a customer decides to purchase our products, there are many factors affecting the timing of our recognition of revenue, which makes our revenue difficult to forecast. For example, there may be unexpected delays in a customer’s internal procurement processes, particularly for some of our larger customers for which our products represent a very small percentage of their total procurement activity. In addition, due to macroeconomic uncertainties, the sales cycle may be extended and there may be delays and reductions of expenditures and cancellations by customers. There are many other factors specific to customers that contribute to the timing of their purchases and the variability of our revenue recognition, including the strategic importance of a particular project to a customer, budgetary constraints and changes in their personnel.
Even after a customer makes a purchase, there may be circumstances or terms relating to the purchase that delay our ability to recognize revenue from that purchase. In addition, the significance and timing of our product enhancements, and the introduction of new products by our competitors, may also affect customers’ purchases. For all of these reasons, it is difficult to predict whether a sale will be completed, the particular period in which a sale will be completed or the period in which revenue from a sale will be recognized. If our sales cycles lengthen, our revenue could be lower than expected, which would have an adverse effect on our business, financial condition, results of operations and prospects.
Our ability to sell our products is highly dependent on the quality of our support and services offerings, and if we are unable to offer high-quality support and services this could adversely effect on our business, financial condition, results of operations and prospects.
Once our products are deployed within our customers’ networks, our customers depend on our support organization and our channel partners to resolve any issues relating to our products. High-quality support is critical for the successful marketing and sale of our products. If we or our channel partners do not assist our customers in deploying our products effectively, do not succeed in helping our customers resolve post-deployment issues quickly or do not provide adequate ongoing support, or if we experience quality issues with these new products, it could adversely affect our ability to sell our products to existing customers and could harm our reputation with potential customers. In addition, as we continue to expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. Our failure or the failure of our channel partners to maintain high-quality support and services could have a material adverse effect on our business, financial condition, results of operations and prospects.
Our business depends on customers renewing their maintenance and support contracts. Declines in maintenance renewals by customers could harm our future business, financial condition, results of operations and prospects.
We typically sell our products with maintenance and support as part of the initial purchase, and a portion of our annual revenue comes from renewals of maintenance and support contracts. Our customers have no obligation to renew their maintenance and support contracts after the expiration of the initial period, and they may elect not to renew their maintenance and support contracts, to renew their maintenance and support contracts at lower prices through alternative channel partners or to reduce the product quantity under their maintenance and support contracts, thereby reducing our future revenue from maintenance and support contracts. If our customers, especially our large customers, do not renew their maintenance and support contracts or if they renew them on terms that are less favorable to us, our revenue may decline and our business, financial condition, results of operations and prospects will suffer.
Our standard sales contracts contain indemnification provisions requiring us to defend our customers against third-party claims, including against infringement, misappropriation or other violation of certain intellectual property rights that could expose us to losses which could seriously harm our business, financial conditions, results of operations and prospects.
Under the indemnification provisions of our standard sales contracts, we agree to defend our customers and channel partners against third-party claims asserting infringement, misappropriation or other violation of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay judgments entered on such claims. An adverse ruling in such litigation may potentially expose us to claims in the event that claims are brought against our customers based on the ruling and we are required to indemnify such customers.
Our exposure under these indemnification provisions is frequently limited to the total amount paid by our customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. Any of these events, including claims for indemnification, could seriously harm our business, financial condition, results of operations and prospects.
In addition to our own direct sales force, we rely on distributors, systems integrators and value-added resellers to sell our products, and our failure to effectively develop, manage or prevent disruptions to our distribution channels and the processes and procedures that support them could cause a reduction in the number of customers of our products.
Our future success is highly dependent upon maintaining our relationships with distributors, systems integrators and value-added resellers and establishing additional sales channel relationships. We anticipate that sales of our products to a limited number of channel partners will continue to account for a material portion of our total product revenue for the foreseeable future. We provide our channel partners with specific training and programs to assist them in selling our products, but these steps may not be effective. In addition, our channel partners may be unsuccessful in marketing, selling and supporting our products and services. If we are unable to develop and maintain effective sales incentive programs for our channel partners, we may not be able to incentivize these partners to sell our products to customers. These partners may have incentives to promote our competitors’ products to the detriment of our own or may cease selling our products altogether. One of our channel partners could elect to consolidate or enter into a strategic partnership with one of our competitors, which could reduce or eliminate our future opportunities with that channel partner. Our agreements with our channel partners may generally be terminated for any reason by either party with advance notice. We may be unable to retain these channel partners or secure additional or replacement channel partners. The loss of one or more of our significant channel partners requires extensive training, and any new or expanded relationship with a channel partner may take several months or more to achieve productivity.
Where we rely on the channel partners for sales of our products, we may have little or no contact with the ultimate users of our products that purchase through such channel partners, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing end-customer requirements, estimate end-customer demand and respond to evolving end-customer needs. In addition, our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to customers, fail to comply with their contractual obligations or violate laws such as the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption laws or our corporate policies. If we fail to effectively manage our existing sales channels, or if our channel partners are unsuccessful in fulfilling the orders for our products, if we are unable to enter into arrangements with, and retain a sufficient number of, high-quality channel partners in each of the regions in which we sell products and keep them motivated to sell our products, our ability to sell our products and our business, financial condition, results of operations and prospects will be harmed.
A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks.
We anticipate increasing our sales efforts to U.S. and foreign, federal, state and local governmental customers in the future. Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. The substantial majority of our sales to date to government entities have been made indirectly through our channel partners. Government certification requirements for products like ours may change and, in doing so, restrict our ability to sell into the government sector until we have attained revised certifications. Government demand and payment for our products and services may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and services. Government entities may have statutory, contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default. Selling to government entities requires us to comply with various regulations that are not applicable to sales to non-government entities, including regulations that may relate to pricing, prohibitions against use of certain foreign components in our products and services, anti-corruption and other matters. The U.S. government may require certain products that it purchases to be manufactured in, or may require that products it purchases contain a certain threshold of “domestic origin” components from, the U.S. and other relatively high-cost manufacturing locations, and we may not manufacture all products in locations that meet these requirements.
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
We are exposed to the credit risk of our channel partners and some of our customers, which could result in material losses.
Most of our contracts with customers are on an open credit basis, with standard payment terms payment terms of 30 days and the remainder generally between 30 to 90 days. We monitor individual end-customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the customers can pay and maintain reserves we believe are adequate to cover exposure for doubtful accounts. We are unable to recognize revenue from shipments until the collection of those amounts becomes reasonably assured. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could adversely affect our results of operations and delay our ability to recognize revenue.
A material portion of our sales is derived through our distributors, systems integrators and value-added resellers. Some of our distributors, systems integrators and value-added resellers may experience financial difficulties, which could adversely affect our collection of accounts receivable. Distributors tend to have more limited financial resources than other systems integrators, value-added resellers and customers. Distributors represent potential sources of increased credit risk because they may be less likely to have the reserve resources required to meet payment obligations. Our exposure to credit risks of our channel partners may increase if our channel partners and their customers are adversely affected by global or regional economic conditions. One or more of these channel partners could delay payments or default on credit extended to them, either of which could materially adversely affect our business, financial condition, results of operations and prospects.
Risks Related to Products and Services
Product quality problems, defects, errors or vulnerabilities in our products or services could harm our reputation and adversely affect our business, financial condition, results of operations and prospects.
We produce highly complex products that incorporate advanced technologies, including both hardware and software technologies. Despite testing prior to their release, our products may contain undetected defects or errors, especially when first introduced or when new versions are released. Product defects or errors could affect the performance of our products, could result in a failure of appropriate updates to be distributed or installed, could delay the development or release of new products or new versions of products, and could result in warranty claims and product liability claims from customers. Any actual or perceived defect, error, or vulnerability in our products or services, or other allegations of unsatisfactory performance could cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs in analyzing, correcting or redesigning the products or otherwise addressing defects, errors or vulnerabilities, cause us to lose significant customers, harm our reputation and market positions, subject us to liability for damages, subject us to litigation, regulatory inquiries or investigations, and divert our resources from other tasks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects.
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
In addition, new technologies could render our existing products obsolete or less attractive to customers, and our business, financial condition, results of operations and prospects could be materially adversely affected if such technologies are widely adopted. For example, customers may prefer to address their network switch requirements by licensing software operating systems separately and placing them on “white box” hardware rather than purchasing integrated hardware products as has occurred in the server industry. Additionally, customers may require product upgrades including higher Ethernet speeds and additional functionality to address the increasing demands of the cloud computing environments.
In the past several years, we have announced a number of new products and enhancements to our products and services, including new products in the AI Ethernet, campus workspace and network security markets. The success of our new products depends on several factors including, but not limited to, appropriate new product definition, the development of product features that sufficiently meet end-user requirements, our ability to manage the risks associated with new product production ramp-up issues, component costs, availability of components, timely completion and introduction of these products, prompt solution of any defects or bugs in these products, our ability to support these products, differentiation of new products from those of our competitors and market acceptance of these products. For example, our new product releases will require strong execution from our third-party merchant silicon chip suppliers to develop and release new merchant silicon chips that satisfy end-customer requirements, to meet expected release schedules and to provide sufficient quantities of these components. If we are unable to successfully manage our product introductions or transitions, or if we fail to penetrate new markets, as a result of any of these or other factors, our business, financial condition, results of operations and prospects could be adversely affected.
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
We may not be able to successfully anticipate or adapt to changing technology or end-customer requirements on a timely basis, or at all. If we fail to keep up with technology changes or to convince our customers and potential customers of the value of our solutions even in light of new technologies, we may lose customers, decrease or delay market acceptance and sales of our present and future products and services and materially and adversely affect our business, financial condition, results of operations and prospects.
Our products must interoperate with operating systems, software applications and hardware that is developed by others, and if we are unable to devote the necessary resources to ensure that our products interoperate with such software and hardware, we may lose or fail to increase market share and experience a weakening demand for our products.
Generally, our products comprise only a part of the network infrastructure and must interoperate with our customers’ existing infrastructure, specifically their networks, servers, software and operating systems, which may be manufactured by a wide variety of vendors and OEMs. Our products must comply with established industry standards in order to interoperate with the servers, storage, software and other networking equipment in the network infrastructure such that all systems function efficiently together. We depend on the vendors of servers and systems in a data center to support prevailing industry standards. Often, these vendors are significantly larger and more influential in driving industry standards than we are. Also, some industry standards may not be widely adopted or implemented uniformly and competing standards may emerge that may be preferred by our customers.
In addition, when new or updated versions of these software operating systems or applications are introduced, we must sometimes develop updated versions of our software so that our products will interoperate properly. We may not accomplish these development efforts quickly, cost-effectively or at all. These development efforts require capital investment and the devotion of engineering resources. If we fail to maintain compatibility with these systems and applications, our customers may not be able to adequately utilize our products, and we may lose or fail to increase market share and experience a weakening in demand for our products, among other consequences, which would adversely affect our business, financial condition, results of operations and prospects.
Risks Related to Supply Chain and Manufacturing
Managing the supply of our products and product components is complex. Insufficient component supply and inventory may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.
Managing our manufacturing capacity and extended supply chain is complex, and our inventory management systems and related supply-chain visibility tools may not enable us to forecast accurately and effectively manage the supply of our products and product components. Our ability to manage our supply chain has also and could continue to be adversely affected by other factors including geopolitical conditions such as the Russia-Ukraine conflict and related economic sanctions against Russia, the Israel-Hamas conflict, the Houthi attacks on marine vessels in the Red Sea, the U.S. trade war with China and political tensions between China and Taiwan. Global geopolitical and macroeconomic uncertainties have resulted in prolonged manufacturing and supply chain disruptions, including temporary closures of certain contract manufacturer and supplier facilities particularly within China and controls on certain supplies including China's restrictions in the use of Micron products and its controls on metals used in semiconductor manufacturing such as gallium and germanium which, in turn, have caused and may continue to cause shortages of, and extended lead times for, components used to manufacture our products, increases in the prices for such components, a reduction, unpredictability or interruption of supply, prioritization of component shipments to other vendors and decommitments of orders. Insufficient component supply, and increases in the time required to manufacture our products, may lead to prolonged inventory shortages, manufacturing disruptions and increased customer lead times for our products that could result in increased cancellation of orders or loss of future sales opportunities altogether as potential customers turn to competitors’ products that are readily available.
In order to reduce manufacturing lead times and plan for adequate component supply, we have issued and expect to continue to issue purchase orders for components and products that are non-cancellable and non-returnable, including purchase commitments for semiconductors as disclosed in Note 5. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K. Industry wide supply chain shortages resulted in extended lead time for components, which required us to extend the lead time horizon of our demand forecast for such components and increased our purchase commitments for long lead time components. Although our purchase commitments for components and products have recently declined, they remain at elevated levels, and may continue to remain elevated in the near term, and there is no guarantee that suppliers will meet their commitments or that actual customer demand will not be lower than our demand forecasts. As customer lead times improve more broadly, we have seen and expect to continue to see a commensurate reduction in visibility to customer demand and a gradual return to a somewhat shorter demand-planning horizon. Additionally, certain customers have and may continue to engage in cost reduction measures including reductions in capital expenditures and other efficiency efforts which may result in a cancellation of orders or reduce demand for our products. We establish a liability for non-cancellable, non-returnable purchase commitments with our component inventory suppliers for quantities in excess of our demand forecasts, or for products that are considered obsolete. In addition, we establish a liability and reimburse our contract manufacturer for component inventory purchased on our behalf that has been rendered excess or obsolete due to manufacturing and engineering change orders, or in cases where inventory levels greatly exceed our demand forecasts. The larger magnitude of these balances, combined with a reduction in customer demand-planning horizons and shifting product priorities, has resulted in increased risk that we may not be able to sell all of this inventory, which in turn has resulted, and may in the future result, in additional excess and obsolete inventory-related charges. Our non-cancellable commitments and the cash deposits to secure our purchases with our contract manufacturers are disclosed in Note 5. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K. If we ultimately determine that we have excess or obsolete inventory, we may have to reduce our prices and write down inventory to its estimated realizable value, which in turn could result in lower gross margins. If we are unable to effectively manage our supply and inventory, our business, financial condition, results of operations and prospects could be adversely affected.
Because we depend on third-party manufacturers to build our products, we are susceptible to manufacturing delays and pricing fluctuations that could prevent us from shipping end-customer orders on time, if at all, or on a cost-effective basis, which may result in the loss of sales and customers.
We depend on third-party contract manufacturers to manufacture our product lines. A significant portion of our cost of revenue consists of payments to these third-party contract manufacturers. Our reliance on these third-party contract manufacturers reduces our control over the manufacturing process, quality assurance, product costs and product supply and timing, which exposes us to operational risks including their ability to obtain in a timely manner sufficient components for our products and to ramp manufacturing sufficiently to meet our customer demand. Our reliance on contract manufacturers also yields the potential for their infringement, misappropriation or other violation of third-party intellectual property rights in the manufacturing of our products or their infringement, misappropriation or other violation of our intellectual property rights in the manufacturing of other customers’ products. If we are unable to manage our relationships with our third-party contract manufacturers effectively, or if these third-party manufacturers suffer delays or disruptions or quality control problems in their operations, experience increased manufacturing lead times, capacity constraints or fail to meet our future requirements for timely delivery, our ability to ship products to our customers would be severely impaired, and our business, financial condition, results of operations and prospects would be seriously harmed.
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

In addition, we may be subject to additional significant challenges to ensure that quality, processes and costs, among other issues, are consistent with our expectations and those of our customers. A new contract manufacturer or manufacturing location may not be able to scale its production of our products at the volumes or quality we require. This could also adversely affect our ability to meet our scheduled product deliveries to our customers, which could damage our customer relationships and cause the loss of sales to existing or potential customers, late delivery penalties, delayed revenue or an increase in our costs which could adversely affect our gross margins. This could also result in increased levels of inventory subjecting us to increased risk of excess and obsolete charges that could have a negative impact on our operating results.
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
We and our contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and analysis from our sales and marketing organizations, adjusted for overall market conditions and other factors. In order to address supply chain shortages and extended lead times, we have entered into significant purchase commitments with our contract manufacturers and suppliers, and we have issued non-cancellable purchase orders for such commitments. Although we have seen a recent decline in our purchase commitments, we have also experienced increased inventory levels. There is no guarantee that suppliers will meet their commitments or that actual customer demand will directly match our demand forecasts. If our forecasts are materially inaccurate or change, customers' orders are cancelled or if we otherwise do not need such inventory, we may under- or over-procure inventory, which could materially adversely affect our business, financial condition and results of operations.
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
Risks Related to Intellectual Property and Other Proprietary Rights
Assertions by third parties of infringement, misappropriation or other violations by us of their intellectual property rights, or other lawsuits asserted against us, could result in significant costs and substantially harm our business, financial condition, results of operations and prospects.
Patent and other intellectual property disputes are common in the network infrastructure, network security and Wi-Fi industries and have resulted in protracted and expensive litigation for many companies. Many companies in the network infrastructure, network security and Wi-Fi industries, including our competitors and other third parties, as well as non-practicing entities, own large numbers of patents, copyrights, trademarks, trade secrets and other intellectual property rights, which they may use to assert claims of infringement, misappropriation, or other violations of intellectual property rights against us. From time to time, they have or may in the future also assert such claims against us, our customers or channel partners whom we typically indemnify against claims that our products infringe, misappropriate or otherwise violate the intellectual property rights of third parties. For example, we have previously been involved in litigation with Cisco and OptumSoft, and are currently involved in litigation with WSOU Investments LLC (“WSOU”), which is described in the “Legal Proceedings” subheading in Note 5. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.
As the number of products and competitors in our market increases and overlaps occur or if we enter into new markets, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Any claim of infringement, misappropriation or other violations of intellectual property rights by a third-party, even those without merit, could cause us to incur substantial costs defending against the claim, distract our management from our business and require us to cease use or practice of such intellectual property. In addition, some claims for patent infringement may relate to subcomponents that we purchase from third parties. If these third parties are unable or unwilling to indemnify us for these claims, we could be substantially harmed.
The patent portfolios of most of our competitors are larger than ours. This disparity may increase the risk that our competitors may sue us for patent infringement and may limit our ability to counterclaim for patent infringement or settle through patent cross-licenses. In addition, future assertions of patent rights by third parties, and any resulting litigation, may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may therefore provide little or no deterrence or protection. We cannot assure you that we are not infringing, misappropriating or otherwise violating any third-party intellectual property rights.
The third-party asserters of intellectual property rights infringement claims may be unreasonable in their demands, or may simply refuse to settle, which could lead to expensive settlement payments, longer periods of litigation and related expenses, additional burdens on employees or other resources, distraction from our business, supply stoppages and lost sales.
An adverse outcome of a dispute may require us to pay substantial damages or penalties including treble damages if we are found to have willfully infringed a third-party’s patents; cease making, licensing, using or importing into the U.S. products or services that are alleged to infringe, misappropriate or violate the intellectual property rights of others; expend additional development resources to attempt to redesign our products or services or otherwise to develop non-infringing technology, which may not be successful; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or intellectual property rights; and indemnify our partners and other third parties. Any damages, penalties or royalty obligations we may become subject to as a result of an adverse outcome, and any third-party indemnity we may need to provide, could harm our business, financial condition, results of operations and prospects. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. Further, there is little or no information publicly available concerning market or fair values for license fees, which can lead to overpayment of license or settlement fees. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Suppliers subject to third-party intellectual property rights infringement claims also may choose or be forced to discontinue or alter their arrangements with us, with little or no advance notice to us. Any of these events could seriously harm our business, financial condition, results of operations and prospects.
In the event that we are found to infringe, misappropriate or violate any third-party intellectual property rights, we could be enjoined, or subject to other remedial orders that would prohibit us, from making, licensing, using or importing into the U.S. or elsewhere such products or services. In order to resume such activities with respect to any affected products or services, we (or our component suppliers) would be required to develop technical redesigns that no longer infringe, misappropriate or violate the third-party intellectual property right. In any efforts to develop technical redesigns for these products or services, we (or our component suppliers) may be unable to do so in a manner that does not continue to infringe the third-party intellectual property or that is acceptable to our customers. These redesign efforts could be extremely costly and time consuming as well as disruptive to our other development activities and distracting to management. Moreover, such redesigns could require us to obtain approvals from the court or administrative body to resume the activities with respect to these affected solutions. We may not be successful in our efforts to obtain such approvals in a timely manner, or at all. Any failure to effectively redesign our solutions or to obtain timely approval of those redesigns by a court or administrative body may cause a disruption to our product shipments and materially and adversely affect our business, prospects, reputation, results of operations, and financial condition. For example, in two prior investigations brought by Cisco in the International Trade Commission (“ITC”), we were subjected to remedial orders that prohibited us from importing and selling after importation any products the ITC found to infringe Cisco’s patents. As a result, we were required to redesign certain aspects of our products and obtain U.S. Customs and Border Protection’s approval of those redesigns before we could continue to import those products into the United States.
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
The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Further, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. To the extent that additional patents are issued from our patent applications, which is not certain, they may be contested, circumvented or invalidated in the future. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies to our own now or in the future. In addition, we rely on confidentiality or license agreements with third parties in connection with their use of our products and technology. There is no guarantee that such parties will abide by the terms of such agreements or that we will be able to adequately enforce our rights, in part because we rely on “shrink-wrap” or other unsigned licenses in some instances.
We have not registered our trademarks in all geographic markets. Failure to secure those registrations could adversely affect our ability to enforce and defend our trademark rights and result in indemnification claims. Further, any claim of infringement by a third-party, even those claims without merit, could cause us to incur substantial costs defending against such claim, could divert management attention from our business and could require us to cease use or practice of such intellectual property in certain geographic markets.
Despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement or any other violation is uncertain, particularly in countries outside of the United States.
Detecting and protecting against the unauthorized use of our products, technology and proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management resources, either of which could harm our business, financial condition, results of operations and prospects, and there is no guarantee that we would be successful. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to protecting their technology or intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing or misappropriating our intellectual property rights, which could result in a substantial loss of our market share.
We rely on the availability of licenses to third-party software and other intellectual property.
Many of our products and services include software or other intellectual property licensed from third parties, and we otherwise use software and other intellectual property licensed from third parties in our business. This exposes us to risks over which we may have little or no control. For example, a licensor may have difficulties keeping up with technological changes or may stop supporting the software or other intellectual property that it licenses to us. Also, it will be necessary in the future to renew licenses, expand the scope of existing licenses or seek new licenses, relating to various aspects of these products and services or otherwise relating to our business, which may result in increased license fees. These licenses may not be available on acceptable terms, if at all. In addition, a third-party may assert that we or our customers are in breach of the terms of a license, which could, among other things, give such third-party the right to terminate a license or seek damages from us, or both. The inability to obtain or maintain certain licenses or other rights or to obtain or maintain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could result in delays in releases of products and services and could otherwise disrupt our business, until equivalent technology can be identified, licensed or developed, if at all, and integrated into our products and services or otherwise in the conduct of our business. Moreover, the inclusion in our products and services of software or other intellectual property licensed from third parties on a nonexclusive basis may limit our ability to differentiate our products from those of our competitors. Any of these events could have a material adverse effect on our business, financial condition, results of operations and prospects.
Our products contain third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our products.
Our products contain software modules licensed to us by third-party authors under “open source” licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding intellectual property rights infringement, misappropriation or violation claims or the quality of the code. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software that we use. If we combine our software with open source software in a certain manner, we could, under certain open source licenses, be required to release portions of the source code of our software to our customers or the public more generally.

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
Our success and ability to compete depend substantially upon our internally developed technology, which is incorporated in the source code for our products. We seek to protect the source code, design code, documentation and other information relating to our software, under trade secret, patent and copyright laws. However, we have chosen to provide access to selected source code of our software to several of our partners for co-development, as well as for open application APIs, formats and protocols. Though we generally control access to our source code and other intellectual property and enter into confidentiality or license agreements with such partners as well as with our employees and consultants, this combination of procedural and contractual safeguards may be insufficient to protect our trade secrets and other rights to our technology. Our protective measures may be inadequate, especially because we may not be able to prevent our partners, employees or consultants from violating any agreements or licenses we may have in place or abusing their access granted to our source code. Improper disclosure or use of our source code could help competitors develop products similar to or better than ours.
Risks Related to Litigation
We may become involved in litigation that may materially adversely affect us.
From time to time, we are involved in legal proceedings relating to matters incidental to the ordinary course of our business, including patent, copyright, commercial, product liability, employment, class action, whistleblower and other litigation, in addition to governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability and/or require us to change our business practices. For example, we were previously involved in litigation with Cisco and OptumSoft. In addition, on November 25, 2020, WSOU filed a lawsuit against us in the Western District of Texas asserting that certain of our products infringe three WSOU patents. WSOU's allegations are directed to certain features of our wireless and switching products. WSOU seeks remedies including monetary damages, attorney’s fees and costs. On February 4, 2021, we filed an answer denying WSOU's allegations. On November 5, 2021, the case was transferred to the Northern District of California. On March 30, 2022, WSOU dismissed one of the patents with prejudice, removing Arista wireless products from those accused of infringement. On July 1, 2022, the court stayed the case pending the resolution of an inter partes review of one of the patents-in-suit. On May 30, 2023, the US Patent Trial and Appeal Board (“PTAB”) ruled all challenged claims in the inter partes review unpatentable. The district court case remains pending appeal and/or final resolution of the PTAB ruling. We intend to vigorously defend against the claims brought against us by WSOU. However, we cannot be certain that any of WSOU's claims will be resolved in our favor, regardless of the merits of those claims. Any adverse litigation ruling could result in a significant damages award against us and injunctive relief.
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

Breaches of our cybersecurity systems, or other security breaches or incidents with respect to our products, services, networks, systems, or data, could degrade our ability to conduct our business operations and deliver products and services to our customers, cause vulnerabilities in our products and services, and subject us to regulatory enforcement actions and or fines or liabilities for damages incurred by our customers or partners, delay our ability to recognize revenue, compromise the integrity of our software products and our networks, systems, and data, result in significant data losses and the theft of our intellectual property, damage our reputation, expose us to liability to third parties and require us to incur significant additional costs to maintain the security of our networks and data.
We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners. Computer programmers or other persons or organizations may attempt to penetrate our network security, or that of our website or systems, and access, use, or obtain confidential, personal, or otherwise sensitive or proprietary information about us or our customers, or via these or other methods, including denial of service attacks and other cyberattacks, disrupt or cause interruptions of our service. In addition, geopolitical tensions, such as the Russia-Ukraine conflict, the Israel-Hamas hostilities and deteriorating relations with China, may create a greater risk of cyberattacks against our company and our manufacturers, suppliers, logistics providers, banks and other business partners. Because the techniques used to access, disrupt, or sabotage networks and systems change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. In addition, our software and sophisticated hardware and operating system software and applications that we develop or procure from third parties may contain vulnerabilities or defects in design or manufacture, including “bugs,” viruses, ransomware and other malware, and other problems that could cause the software or applications to fail or otherwise to unexpectedly interfere with the operation of the system or that could result in a breach of or disruption to our systems, products, services or networks or the systems, networks, products, or services of third parties that support us and our services. We also face risks of others gaining unauthorized access to our products and services and introducing malicious software, and such malicious software, defects, bugs or vulnerabilities, or other defects, bugs, or vulnerabilities in our products or services may result in failures or interruptions of our products or services or expose our end-customers' networks, leaving their networks unprotected against the latest security threats.
We have also outsourced a number of our business functions to third parties, including our manufacturers, logistics providers, and cloud service providers, and our business operations also depend, in part, on the success of these third parties’ own cybersecurity measures. Similarly, we rely upon distributors, resellers and system integrators to sell our products and our sales operations depend, in part, on the reliability of their cybersecurity measures. Additionally, we depend upon our employees to appropriately handle confidential, sensitive, and proprietary data and comply with the security measures we have instituted to prevent exposure of our networks and systems to security breaches and incidents, the unauthorized access to our products and the loss of data. We and all of the aforementioned third parties also face the risk of ransomware and other malicious software, phishing schemes and other social engineering methods, fraud and other malfeasance, cybersecurity threats from state sponsors and other actors, and intentional or negligent acts or omissions of employees and contractors. Furthermore, our acquisition of Awake Security and our provision of its NDR platform may result in us being a more attractive target for such attacks. Accordingly, if our cybersecurity systems and measures or those of any of the aforementioned third parties fail to protect against sophisticated cyber-attacks, other means of effectuating security breaches or incidents, interruptions or other disruptions of our or our third-party service providers’ systems, networks, products, or services, the mishandling of data by employees and contractors, the corruption, loss, or mishandling or other unauthorized processing of data by unauthorized persons, or any other means of unauthorized access to, or use of, our manufacturing process, products, services, networks, systems, or data that we or such third parties maintain, operate, or process, our ability to conduct our business effectively could be damaged in a number of ways, including:
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
Enhanced United States tax, tariff, import/export restrictions, Chinese regulations or other trade or regulatory barriers may have a negative effect on global economic conditions, financial markets and our business.
There is currently significant uncertainty about the future relationship between the United States, and various other countries, most significantly China, with respect to trade policies, treaties, tariffs and taxes. The U.S. government has and continues to make significant additional changes in U.S. trade policy and has taken certain actions that could negatively impact U.S. trade.
For example, in 2018, the Office of the U.S. Trade Representative enacted various tariffs of 7.5%, 10%, 15% and 25% on imports into the U.S. from China, including communications equipment products and components manufactured and imported from China. Since then, China has retaliated through various trade related measures including imposing tariffs on imports into China from the United States.
The U.S. government continues to add additional entities, in China and elsewhere, to restricted party lists impacting the ability of U.S. companies to provide products, and in certain cases services, to these entities and, in some cases, receive products or services from these entities. Additionally, the U.S. government continues to expand controls enacted in October 2022 restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, and supercomputing to China without an export license. In 2023, the U.S. government expanded the list of advanced integrated circuits subject to heightened export controls, including certain hardware containing these specified integrated circuits, expanded the list of destinations requiring export authorization for such items, and added new restrictions based on the headquarters location of the parties involved. The U.S. government also has expanded the scope of restrictions on the development or production of advanced integrated circuits and certain semiconductor manufacturing equipment, and the restrictions on supercomputing, in China and other countries. Other foreign governments may in turn impose similar or more restrictive controls. These controls or any additional restrictions may impact our ability to export certain products to China or other countries, prohibit us from selling our products to certain of our customers, restrict our ability to use certain Integrated Circuits (“ICs”) in our products, or impact our suppliers who may utilize facilities or equipment described in these controls.
It also is possible that the Chinese government will retaliate in ways that could impact our business. For example, China has announced controls on both the use of Micron products and export license requirements on certain materials used, among other things, in the production of semiconductors, optical components, and other electronic devices including germanium and gallium. Additionally, these restrictions could disrupt the ability of China to produce semiconductors and other electronics and impact our ability to source components from China. These restrictions could impact the cost of components or inputs used to produce our products.
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
As well, due to concerns with products and services from certain semiconductor, telecommunications and video providers based in China, U.S. Congress has enacted bans on the use of certain Chinese-origin components or systems either in items sold to the U.S. government or, in some cases, in the internal networks of government contractors and subcontractors (even if those networks are not used for government-related projects). Further, the Chinese government has responded to these U.S. actions by indicating its intention to develop an unreliable entity list, which may limit the ability of companies on the list to engage in business with Chinese customers.
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
In addition to laws aimed directly at trade, failure of our products to comply with a broader set of evolving industry standards and government regulations may adversely impact our business and in particular our ability to market in particular countries. Our products must comply with various U.S. federal government regulations and standards defined by agencies such as the Federal Communications Commission, standards established by governmental authorities in various foreign countries and recommendations of the International Telecommunication Union. In some circumstances, we must obtain regulatory approvals or certificates of compliance before we can offer or distribute our products in certain jurisdictions or to certain customers. In recent years, certain jurisdictions have tied these approvals to concerns about international relationships, including, e.g., concerns about entities with components sourced from China. Complying with new regulations or obtaining certifications, especially as standards evolve, may be costly and disruptive to our business and also may affect our ability to sell our products where these standards or regulations apply, which in turn may prevent us from sustaining our net revenues or achieving profitability.
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
Tax laws are dynamic and subject to change. Changes in tax laws and regulations and interpretations of such laws and regulations, including taxation of earnings outside of the U.S. may have adverse effects on our operating results and could impact the tax treatment of our earnings and cash and cash equivalent balances we currently maintain. Furthermore, due to shifting economic and political conditions, tax policies and rates in various jurisdictions, may be subject to significant change. For example, in 2022, the United States passed the Inflation Reduction Act, which made a number of changes to the Internal Revenue Code of 1986, as amended ("IRC"), including a 15% corporate minimum tax on adjusted financial statement income of certain large companies. The impact of these provisions on our effective tax rate will depend on additional guidance to be issued by the Treasury Secretary. We are currently evaluating the impact of these provisions on our effective tax rate. While we do not anticipate any materially adverse impacts to our effective tax rate, we cannot provide any assurances that these provisions will not have a materially adverse impact on our effective tax rate. Further, beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five years for U.S. incurred expenditures or fifteen years for non-U.S. incurred expenditures, pursuant to IRC Section 174. However, recently proposed tax legislation, if enacted, would restore the ability to deduct currently domestic research and development expenditures through 2025 and would retroactively restore this benefit for 2022 and 2023. Finally, several countries, including the United States and other members of the Organization for Economic Cooperation and Development (“OECD”) have reached agreement on a global minimum tax initiative (“Pillar Two”). Other OECD countries are also actively considering changes to existing tax laws or have proposed new laws to align with the recommendations and guidelines proposed by the OECD, including Pillar Two. Enactment of such tax laws could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. We have assessed the impacts of these new laws in countries that we operate in and do not currently anticipate any material impacts to our effective tax rate. However, we cannot provide any assurance that there will not be a material impact to our effective tax rate in the future as a result of these developments.
Finally, we are subject to examination of our income tax returns by the Internal Revenue Service ("IRS") and other tax authorities. Audits by the IRS or other tax authorities are subject to inherent uncertainties and could result in unfavorable outcomes, including potential fines or penalties. As we operate in numerous taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. The expense of defending and resolving such audits may be significant. The amount of time to resolve an audit is also unpredictable and may divert management’s attention from our business operations. We regularly assess the likelihood of adverse outcomes resulting from tax examinations to determine the adequacy of our provision for income taxes. We cannot assure you that fluctuations in our provision for income taxes or our effective tax rate, the enactment of new tax laws or changes in the application or interpretation of existing tax laws or adverse outcomes resulting from examination of our tax returns by tax authorities will not have an adverse effect on our business, financial condition, results of operations and prospects.
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
Several jurisdictions have passed new laws and regulations relating to privacy, data protection, and other matters, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. For example, the California Consumer Privacy Act (“CCPA”) became operative on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. Certain aspects of the CCPA and its interpretation remain uncertain and are likely to remain uncertain for an extended period. Further, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved in the November 3, 2020 election. The CPRA modified the CCPA significantly, creating obligations relating to consumer data that commenced on January 1, 2022 and went into effect on July 1, 2023. The CPRA has resulted in further uncertainty and may require us to incur additional costs and expenses in an effort to comply. In addition to the CCPA/CPRA, numerous other states have enacted or are considering similar laws that will require ongoing compliance efforts and investment. For example, Connecticut, Virginia, Colorado and Utah have enacted legislation similar to the CCPA and CPRA that took effect in 2023; Florida, Montana, and Texas have enacted similar legislation that becomes effective in 2024; Delaware, Tennessee and Iowa have enacted similar legislation that will take effect in 2025; and Indiana has enacted similar legislation that will become effective in 2026.

Among other emerging laws relating to privacy and data protection globally, India has released its Digital Personal Data Protection Act 2023, although the full scope of the implementation remains uncertain. We maintain an employee and operational presence in India, and this act may require us to modify our policies and practices and incur increased costs in our efforts to comply.
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
We use machine learning and AI technologies in our offerings and business, including in our Arista Guardian for Network Identity offering, and we are making investments in expanding our AI capabilities in our products, services, and tools, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new product features using AI technologies. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as evolving legal and regulatory landscapes. Laws and regulations applicable to AI continue to develop and may be inconsistent from jurisdiction to jurisdiction. For example, the European Union has reached political agreement on an Artificial Intelligence Act that, when finalized, would prohibit certain AI applications and systems and impose additional requirements on the use of certain applications or systems. The use of AI technologies in new or existing products may result in new or enhanced governmental or regulatory scrutiny, new or modified laws or regulations, claims, demands, and litigation, confidentiality, privacy, data protection, or security risks, ethical concerns, or other complications that could adversely affect our business, financial condition, results of operations and prospects.
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
In addition, various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations or change in the countries, governments, persons or technologies targeted by such regulations could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations or create delays in the introduction of our products into international markets. Any decreased use of our products or limitation on our ability to export or sell our products could adversely affect our business, financial condition, results of operations and prospects.
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
In addition, technology stocks have historically experienced high levels of volatility and, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the market price of our common stock could decline for reasons unrelated to our business, financial condition, results of operations and prospects. The market price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us, or where actual financial results do not meet the expectations set by industry analysts or other market participants. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If the market price of our common stock is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business and prospects. This could have a material adverse effect on our business, financial condition, results of operations and prospects.
We have adopted stock repurchase programs to repurchase shares of our common stock; however, any future decisions to reduce or discontinue repurchasing our common stock pursuant to stock repurchase programs could cause the market price of our common stock to decline.
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
Our directors, executive officers and each of our stockholders who own greater than 10% of our outstanding common stock together with their affiliates, in the aggregate, beneficially own approximately 18.4% of the outstanding shares of our common stock, based on shares outstanding as of December 31, 2023. As a result, these stockholders, if acting together, could exercise a significant level of influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
•the exclusive right of our board of directors to elect a director to fill an unfilled seat on our board of directors created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
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
•the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the structure of our board of directors, the management of our business, and certain rights of our stockholders (including the right to take action by written consent) or for our stockholders to amend our amended and restated bylaws, which may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;
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
Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel, particularly software engineering and sales personnel. In addition, we are expanding internationally and into adjacent markets including the enterprise market, which requires a significant investment of time, effort and financial resources into hiring and training our sales force to address these markets. If we do not effectively train our direct sales force, we may be unable to add new customers, increase sales to our existing customers, or successfully expand into new markets. Competition for highly skilled personnel is often intense, especially in the San Francisco Bay Area where we have a substantial presence and need for highly skilled personnel. Many of the companies with which we compete for experienced personnel have greater resources than we have to provide more attractive compensation packages and other amenities. Research and development personnel are aggressively recruited by startup and growth companies, which are especially active in many of the technical areas and geographic regions in which we conduct product development. In addition, in making employment decisions, particularly in the high-technology industry, job candidates often consider the value of the stock-based compensation they are to receive in connection with their employment. Declines in the market price of our stock could adversely affect our ability to attract, motivate or retain key employees. In addition, our future performance also depends on the continued services and continuing contributions of our senior management to execute our business plan and to identify and pursue new opportunities and product innovations. Our employment arrangements with our employees do not generally require that they continue to work for us for any specified period, and therefore, they could terminate their employment with us at any time. If we are unable to attract or retain qualified personnel, or if there are delays in hiring required personnel, our business, financial condition, results of operations and prospects may be seriously harmed.
Our business is subject to the risks of earthquakes, fire, power outages, floods, health epidemics and other catastrophic events including as a result of climate change and to interruption by man-made problems such as terrorism and war.
Our corporate headquarters and the operations of our key manufacturing vendors, logistics providers and partners, as well as many of our customers, are located in areas exposed to risks of natural disasters such as earthquakes and tsunamis, including the San Francisco Bay Area, Japan and Taiwan. In addition, climate change may result in greater frequency and severity of natural disasters. A significant natural disaster, such as an earthquake, tsunami, fire or a flood, or other catastrophic event such as the COVID-19 pandemic or other disease outbreak, could have a material adverse effect on our or their business, which could in turn materially affect our financial condition, results of operations and prospects. These events could result in manufacturing and supply chain disruptions, shipment delays, order cancellations, and sales delays which could result in missed financial targets. Any health epidemic could have a material adverse effect on our ability to obtain components for our products that are supplied from Asia or to manufacture our products in Asia. Any such disruption of our suppliers, our contract manufacturers or our service providers would likely impact our sales and operating results. In addition, a health epidemic could adversely affect the economies of many countries, resulting in an economic downturn that could affect demand for our products and likely impact our operating results. In addition, acts of terrorism and war could cause disruptions in our business or the business of our manufacturers, logistics providers, partners or customers or the economy as a whole. Given our typical concentration of sales at each quarter end, any disruption in the business of our manufacturers, logistics providers, partners or customers that affects sales at the end of our quarter could have a particularly significant adverse effect on our quarterly results.
We have not paid dividends in the past and do not intend to pay dividends for the foreseeable future.
We have never declared nor paid any dividends on our common stock, and we do not anticipate paying any cash dividends in the future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. In addition, our Legal and Information Technology (IT)/Information Security (IS) teams work together to oversee our compliance with applicable laws and regulations and coordinate with subject matter experts throughout our business to identify, monitor and mitigate risk including information security risk management and cyber defense programs.
Our cybersecurity risk management program is aligned with our overall enterprise risk management programs and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management programs to other legal, compliance, strategic, operational, and financial risk areas.
Our cybersecurity risk management program includes:
•an information security management systems policy, including a business continuity policy, acceptable use and physical security policies, and an incident response policy and plan for responding to cybersecurity incidents, among others;
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of internal audit teams and external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•cybersecurity awareness, data protection, and privacy training of our employees, incident response personnel, and senior management; and
•a vetting and management process for third party service providers, suppliers, and vendors
Through this program, our IT/IS team identifies and executes improvements based upon its own assessments, public cybersecurity events and the identification of new risks by third parties, including our external cybersecurity consultants. As part of these continuous improvement efforts, there may be times when the IT/IS team prioritizes certain cybersecurity fixes or program improvements over other measures, which could lead to new known or unknown risks being identified on an ongoing basis. Cybersecurity threat actors are often highly sophisticated and nimble in their attacks. Despite these efforts, we cannot guarantee that our priorities and efforts will prevent any cybersecurity incident from happening.
We also engage in periodic testing programs, using both internal assets and external consultants, including penetration testing, and incorporate multiple layers of physical, logical and written controls into our cybersecurity risk management program. Our IT/IS team leverages centralized identity management, encryption configurations and technologies on the systems, devices, and third-party connections used in our operations.
We also maintain cyber liability insurance coverage. While we currently hold such coverage, we cannot be certain that our insurance coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any future claim will not be excluded or otherwise be denied coverage by any insurer.
As of the date of this report, we have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that we believe have, or are likely to, materially affect us, our business strategy, results of operations, or financial condition. For additional information concerning risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K, including the risk factors in the category entitled, “Risks Related to Cybersecurity and Data Privacy”.

Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (Committee) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program. The Committee receives quarterly reports from our Vice President and Chief Information Security Officer (CISO), in conjunction with other senior managers, on cybersecurity risks. In addition, these managers update the Committee, as necessary, regarding any material cybersecurity incidents, as well as incidents with lesser impact potential. The Committee reports to the full Board on cybersecurity no less frequently than once annually. The full Board also receives briefings from management on our cyber risk management program on a periodic basis.
Our cybersecurity program includes an annual funding and forecast process, and we have further established processes to secure additional funding in response to emerging risks, threats and identified improvement opportunities. Our IS team, led by one of our Vice Presidents who also serves as our CISO, is responsible for assessing and managing risks from cybersecurity threats. The IS team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our external cybersecurity consultants.
Our CISO has over 20 years of experience in the cybersecurity industry and has been instrumental in building several key security technologies, viz. Network Intrusion Prevention Systems (NIPS), Host Intrusion Prevention Systems (HIPS), Web Application Firewalls (WAF), Whitelisting, Endpoint/Server Host Monitoring (EDR) and Virtualization Based Security (VBS). Previously, our CISO served in senior executive and technical leadership roles in several security companies. In addition, our CISO has experience as a pen-tester and has in-depth knowledge of operating system, networking and security products. Our CISO holds a bachelor’s degree in computer science and a master’s degree in software systems. In addition, our IS team includes over 20 members each with experience in network security related roles, with the two IS leads reporting to our CISO each having more than 20 years of security experience.
Our management team, including our CISO in consultation with our Chief Technology Officer and Chief Financial Officer, supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents, which may include: briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external cybersecurity consultants; and alerts and reports produced by security tools deployed in our IT environment. However, as indicated above, we cannot guarantee that our efforts will prevent any cybersecurity incident from occurring.
As part of our IT security program, our Cybersecurity Executive Committee and Information Security Steering Committee meet throughout the year to monitor and assess information security risks. In addition, we perform an enterprise risk assessment that is reviewed by the Committee and our Board of Directors on an annual basis and monitored on a quarterly basis by the Committee. The enterprise risk assessment is an assessment of key risks, including information security risks, data privacy, supply chain, human capital, and other risks.
Item 2. Properties
Our corporate headquarters are located in Santa Clara, California where we lease approximately 180,000 square feet of space under a lease agreement that expires in September 2026. During the year ended December 31, 2021, we purchased land and the improvements thereon in Santa Clara, California to construct a building for office and lab space. In addition, we lease office spaces for data centers, operations, sales personnel and research and development in locations throughout the U.S. and various international locations, including Ireland, Canada, India, and Australia. We also lease data centers in the U.S., Ireland and Australia. We believe that our current facilities are adequate to meet our current needs and are being utilized by our business.
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
Our common stock is listed on the NYSE under the symbol “ANET”. As of February 7, 2024, there were 52 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
The following graph compares the cumulative total return of our common stock with the total return for the NYSE Composite Index and the Standard & Poor’s 500 Index (the “S&P 500”) from December 31, 2018 (the last trading day of the year) to December 31, 2023.
The graph assumes $100 was invested at the market close on December 31, 2018 in the Company’s common stock and in each of the aforementioned indices with the re-investment of dividends, if any. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
Arista Networks Inc
NYSE Composite
S&P 500
$500.00
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
2018
2019
2020
2021
2022
2023

Securities Authorized for Issuance Under Equity Compensation Plans
Information about securities authorized for issuance under our equity compensation plans is provided in Note 6. Stockholders' Equity and Stock-Based Compensation of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.
Recent Sales of Unregistered Equity Securities
There were no sales of unregistered securities during fiscal year 2023.
Issuer Repurchases of Equity Securities
Under our equity incentive plans, certain participants may exercise options prior to vesting, subject to a right of repurchase by us. During the fourth quarter of 2023, there were no repurchases of unvested shares of our common stock made pursuant to our equity incentive plans as a result of us exercising our rights nor pursuant to any publicly-announced plan or program.
Stock Repurchase Program
In October 2021, our board of directors authorized a $1.0 billion stock repurchase program (the “Repurchase Program”). This authorization allows us to repurchase shares of our common stock funded from working capital. The Repurchase Program expires in the fourth quarter of 2024. Repurchases may be made at management's discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The Repurchase Program does not obligate us to acquire any of our common stock and may be suspended or discontinued by us at any time without prior notice.
We did not repurchase any shares during the three months ended December 31, 2023. For our repurchase activities made during the year ended December 31, 2023, please refer to Note 6. Stockholders' Equity and Stock-Based Compensation of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.

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
Overview
    Arista Networks is an industry leader in data-driven, client to cloud networking for large data center, campus and routing environments. Arista's platforms deliver availability, agility, automation, analytics and security through an advanced network operating stack. Since Arista’s inception, our founders have reimagined cloud networks for performance, scale and programmability with a focus on differentiating in three ways: uncompromising quality, advanced open and standards-based technology and a robust quality assurance capability built on a suite of automated diagnostics. At the core of Arista’s platform is Arista’s EOS, a modernized publish-subscribe state-sharing networking operating system. Arista EOS, combined with a set of network applications and our Ethernet switching and routing platforms using best of breed merchant silicon, provides customers with a highly competitive and diversified portfolio of products with improved price/performance and time to market.
We generate revenue primarily from sales of our switching and routing platforms, which incorporate our EOS software, and related network applications. We also generate revenue from post-contract support ("PCS"), which customers typically purchase in conjunction with our products, and renewals of PCS. We sell our products through both our direct sales force and our channel partners. Our customers span a range of industries and geographies including large cloud customers or hyperscalers, other internet providers, service providers, financial services organizations, government agencies and a cross section of enterprise customers. Over the past five years, we have diversified the types of enterprise customers we sell to and have continued to expand our presence across a wide spectrum of industries including media and entertainment, healthcare, oil and gas, education, manufacturing, industrial, and more.
    Historically, large purchases by a relatively limited number of customers have accounted for a significant portion of our revenue. We have experienced unpredictability in the timing of orders from these large customers primarily due to the time it takes these customers to evaluate, test, qualify and accept our newer products, the overall complexity of these large orders and changes in demand patterns specific to these customers, including reductions in capital expenditures by these customers and the impact of cost reduction and other efficiency efforts by these customers. For example, sales to our end customers Microsoft and Meta Platforms represented 18% and 21% of our total revenue, respectively, in fiscal 2023, 16% and 26% of our total revenue, respectively, in fiscal 2022 and, 15% and less than 10% of our total revenue, respectively in fiscal 2021. This variability in customer concentration has been linked to the timing of new product deployments and spending cycles with these customers, and we expect continued variability in our customer concentration and timing of sales on a quarterly and annual basis. In addition, an increased focus on the deployment of AI enabled solutions by these customers has accelerated the need for advanced technology offerings including some offerings from potential new market entrants. This prioritization of AI related infrastructure investment has come in conjunction with the announcement of various cost reduction measures, including optimization and increased efficiency in non-AI related capital expenditures. In some instances, such measures have had, and may continue to have, an impact on certain current or future projects and have reduced our visibility to customer demand, increased our risk of excess and obsolescence charges on existing products, and may result in reductions in future demand and negatively impact our revenue, financial condition, business or prospects. Furthermore, we typically provide pricing discounts to large customers, which reduces gross margins for the period in which such sales occur.
    We believe that cloud computing represents a fundamental shift from traditional legacy network architectures. As organizations of all sizes have moved workloads to the cloud, spending on cloud and next-generation data centers has increased rapidly, while traditional legacy IT spending has grown at a slower rate. Our cloud networking platforms are well positioned to address the growing cloud networking market, and to address increasing performance requirements driven by the growing number of connected devices, as well as the need for constant connectivity and access to data and applications.
    The markets for cloud networking solutions are highly competitive and characterized by rapidly changing technology, changing end-customer needs, evolving industry standards, frequent introductions of new products and services, and industry consolidation. We expect competition to intensify in the future as the market for cloud networking expands and existing competitors and new market entrants introduce new products or enhance existing products. Our future success is dependent upon our ability to continue to evolve and adapt to our rapidly changing environment. We must also continue to develop market-leading products and features that address the needs of our existing and new customers, and increase sales in the enterprise data center switching, and campus workspace markets. We intend to continue expanding our sales force and marketing activities in key geographies, as well as our relationships with channel, technology and system-level partners in order to reach new customers more effectively, increase sales to existing customers, and provide services and support. In addition, we intend to continue to invest in our research and development organization to enhance the functionality of our existing cloud networking platform, introduce new products and features, and build upon our technology leadership. We believe one of our greatest strengths lies in our ability to rapidly develop new features and applications.
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
Macroeconomic Update

Global economic and business activities continue to face widespread macroeconomic uncertainties, including inflation, monetary policy shifts, recession risks, and potential supply chain and other disruptions such as the Russia-Ukraine and Israel-Hamas conflicts, the Houthi attacks on marine vessels in the Red Sea, and the U.S. trade war with China.
As we exit 2023, the business is emerging from a period of unprecedented global supply chain disruptions. Throughout this period, we made significant supply chain investments, including funding additional working capital and incremental purchase commitments in response to extended visibility to deployment plans from our customers. We have worked closely with our contract manufacturers and supply chain partners to ramp production following a period of delayed component sourcing and workforce disruptions. This increased capacity has allowed us to ship products against previously committed demand/deployment plans and accelerate some deployments where needed, while trying to limit building customer inventory, and to some extent balancing customer lead times with those currently experienced from our key suppliers. As a result, some shipments against these previously committed demand/deployment plans have extended into 2024.
As the global supply chain has experienced some improvements and as customer lead times have been reduced from their peak, we have seen and expect to continue to see a commensurate reduction in visibility to customer demand and a gradual return to shorter demand-planning horizons resulting in lower demand levels. Given these shipment and order patterns, near term revenue trends may not be solely reflective of current demand levels, but as discussed above will benefit from demand/deployment plans that had been previously committed. While inventory and working capital levels may remain elevated in the near term, we expect that purchase commitments will continue to decline as supplier lead times shorten. The larger magnitude of these balances, combined with a reduction in customer demand-planning horizons and shifting customer product priorities, has resulted in increased risk that we may not be able to sell all of this inventory, which in turn has resulted, and may in the future result, in additional excess and obsolete inventory and supplier liability charges.
    In addition, inflation pressure in our supply chain, scarcity of some materials needed to build our products and disruptions to our manufacturing process have increased our cost of revenue and have impacted, and may continue to negatively impact our gross margin. Our operating cash-flows have also been and may continue to be negatively impacted by significant component inventories on hand or at our contract manufacturers. While we have seen improvements in our supply chain and manufacturing operations, any remaining or new supply chain and manufacturing related constraints could negatively impact our business in future periods. In addition, although our business has experienced limited disruption as a result of the recent Russia-Ukraine conflict, continued escalation of this conflict as well as the Israeli-Hamas conflict and Houthi movement in the Red Sea may negatively impact the global economy and our future operating results and financial condition.
    Management continues to actively monitor the impact of macroeconomic factors on the Company's financial condition, liquidity, operations, suppliers, industry, and workforce. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, the impact on our customers, partners, employees, contract manufacturers and supply chain, all of which continue to evolve and are unpredictable. In addition, any continued or renewed disruption in manufacturing and supply resulting from these factors could negatively impact our business. We also believe that some of our customers, following a year of elevated purchases, must now consider changing technology roadmaps and priorities, including the need for the rapid deployment of AI and related technologies, resulting in some uncertainty as to future investment plans and a more constrained approach to some forecasts and orders in the near term. In addition, any prolonged economic disruptions or further deterioration in the global economy could have a negative impact on demand from our customers in future periods, particularly in the enterprise market where we are continuing to expand our penetration. Accordingly, current results and financial conditions discussed herein may not be indicative of future operating results and trends.
Results of Operations
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Revenue, Cost of Revenue and Gross Margin (in thousands, except percentages)

	Year Ended December 31,
	2023		2022		Change in
	$	% of Revenue	$	% of Revenue	$	%
Revenue
Product	$5,029,493	85.8%	$3,716,079	84.8%	$1,313,414	35.3%
Service	830,675	14.2	665,231	15.2	165,444	24.9
Total revenue	5,860,168	100.0	4,381,310	100.0	1,478,858	33.8
Cost of revenue
Product	2,061,167	35.2	1,573,629	35.9	487,538	31.0
Service	168,720	2.9	131,985	3.0	36,735	27.8
Total cost of revenue	2,229,887	38.1	1,705,614	38.9	524,273	30.7
Gross profit	$3,630,281	61.9%	$2,675,696	61.1%	$954,585	35.7%
Gross margin	61.9%		61.1%

Revenue by Geography (in thousands, except percentages)

	Year Ended December 31,
	2023	% of Total	2022	% of Total
Americas	$4,651,193	79.4%	$3,462,621	79.0%
Europe, Middle East and Africa	670,960	11.4	529,800	12.1
Asia-Pacific	538,015	9.2	388,889	8.9
Total revenue	$5,860,168	100.0%	$4,381,310	100.0%
Revenue
Product revenue primarily consists of sales of our switching and routing products, and related network applications. Service revenue is primarily derived from sales of PCS contracts, which are typically purchased in conjunction with our products, and subsequent renewals of those contracts. We expect our revenue may vary from period to period based on, among other things, the timing, size, and complexity of orders, especially with respect to our large customers.
Product revenue increased by $1.3 billion, or 35.3%, for the year ended December 31, 2023 compared to 2022. These increases reflect increased shipments of our switching and routing products across our customer base, including improved supply availability for our enterprise customers. In addition, service revenue increased by $165.4 million, or 24.9%, in the year ended December 31, 2023 compared to 2022, as a result of continued growth in initial and renewal support contracts as our customer installed base has continued to expand. International revenues as a percentage of our total revenues decreased from 21.0% in 2022 to 20.6% in 2023, which was primarily driven by changes in the geographic mix of sales to our large global customers.

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
Cost of revenue increased by $524.3 million, or 30.7% for the year ended December 31, 2023 compared to 2022. These increases were primarily driven by a corresponding increase in product and service revenues, combined with an increase in provisions for excess/obsolete inventory and supplier liability charges.
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including pricing pressure on our products and services due to competition, the mix of sales to large customers who generally receive lower pricing, the mix of products sold, manufacturing-related costs, including costs associated with supply chain sourcing activities, merchant silicon costs, and excess/obsolete inventory charges, including charges for excess/obsolete component inventory held by our contract manufacturers and suppliers. We expect our gross margin to fluctuate over time, depending on the factors described above.
Gross margin increased from 61.1% for the year ended December 31, 2022 to 61.9% for the year ended December 31, 2023. These changes reflect an improvement in product margins driven by a lower mix of revenue from our larger customers, partly offset by an increase in excess/obsolete inventory-related charges. In addition, our gross margin benefited in 2023 from the leverage of relatively fixed overhead costs on a higher revenue base.
Operating Expenses (in thousands, except percentages)
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The largest component of our operating expenses is personnel costs. Personnel costs consist of wages, benefits, bonuses and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation and travel-related expenses.

	Year Ended December 31,
	2023		2022		Change in
	$	% of Revenue	$	% of Revenue	$	%
Operating expenses:
Research and development	$854,918	14.6%	$728,394	16.6%	$126,524	17.4%
Sales and marketing	399,034	6.8	326,955	7.5	72,079	22.0
General and administrative	119,080	2.0	93,241	2.1	25,839	27.7
Total operating expenses	$1,373,032	23.4%	$1,148,590	26.2%	$224,442	19.5%
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
Research and development expenses increased by $126.5 million, or 17.4%, for the year ended December 31, 2023 compared to 2022. The increase was primarily due to a $84.1 million increase in personnel costs driven by an increase in headcount, and a $40.7 million increase in new product introduction costs, including non-recurring engineering costs and prototype expenses as we expand our product portfolio.

Sales and marketing.
Sales and marketing expenses consist primarily of personnel costs, marketing, trade shows, and other promotional activities, and an allocated portion of facility and IT costs. We expect our sales and marketing expenses to increase in absolute dollars as we continue to expand our sales and marketing efforts worldwide.
Sales and marketing expenses increased by $72.1 million, or 22.0%, for the year ended December 31, 2023 compared to 2022. The increase was primarily caused by increased personnel costs driven by headcount growth, in addition to increased sales and marketing events and field demonstration costs.
General and administrative.
General and administrative expenses consist primarily of personnel costs and professional services costs for our finance, human resources, legal and certain executive functions. Our professional services costs are primarily related to external legal, accounting, and tax services.
General and administrative expenses increased by $25.8 million, or 27.7%, for the year ended December 31, 2023 compared to 2022. The increase was primarily caused by an increase in personnel costs driven by increased stock-based compensation, and increased legal and professional fees.
Other Income, Net (in thousands, except percentages)
Other income (expense), net consists primarily of interest income from our cash, cash equivalents and marketable securities, gains and losses on our marketable securities and strategic investments, and foreign currency transaction gains and losses. We expect other income (expense), net may fluctuate in the future as a result of the re-measurement of our equity investments upon the occurrence of either observable price changes or impairments, changes in interest rates or returns on our cash and cash equivalents and marketable securities, and foreign currency exchange rate fluctuations.

	Year Ended December 31,
	2023		2022		Change in
	$	% of Revenue	$	% of Revenue	$	%
Other income (expense), net:
Interest income	$152,421	2.6%	$27,556	0.6%	$124,865	453.1%
Gain (loss) on strategic investments	18,699	0.3	27,479	0.6	(8,780)	(32.0)
Other income (expense), net	(6,343)	(0.1)	(345)	—	(5,998)	1,738.6
Total other income, net	$164,777	2.8%	$54,690	1.2%	$110,087	201.3%
The favorable movement in other income (expense), net, during the year ended December 31, 2023 as compared to 2022 was driven by an increase in interest income of $124.9 million due to an increase in our cash and investments balances and higher interest rates.
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

	Year Ended December 31,
	2023		2022		Change in
	$	% of Revenue	$	% of Revenue	$	%
Provision for income taxes	$334,705	5.7%	$229,350	5.2%	$105,355	45.9%
Effective tax rate	13.8%		14.5%
Our provision for income taxes increased in 2023, as compared to 2022, and our effective tax rate decreased in 2023, as compared to 2022. The increase in our income taxes was largely due to an increase in pre-tax income, partly offset by an increase in tax benefits attributable to stock-based compensation. The decrease in our effective tax rate was primarily due to a reduction of unrecognized tax benefits on uncertain tax positions due to the expiration of the statute of limitations. For further information regarding income taxes and the impact on our results of operations and financial position, refer to Note 8. Income Taxes of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.
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
Revenue
Product revenue increased by $1.3 billion, or 56.3%, in the year ended December 31, 2022 compared to 2021. The increase reflects strong demand for our switching and routing platforms from across our customer base, including healthy contributions from our large cloud customers. Although we saw some improvement in component supply in the latter part of fiscal 2022, supply chain and manufacturing constraints limited our revenue performance throughout the year, and while changes in product deferred revenue impacted the timing of revenue recognition on a quarterly basis, the net change in product deferred revenue for the full year was an immaterial contributor to revenue for the year ended December 31, 2022. In addition, service revenue increased by $94.9 million, or 16.6%, in the year ended December 31, 2022 compared to 2021, as a result of continued growth in initial and renewal PCS contracts as our customer installed base continued to expand. International revenues as a percentage of our total revenues decreased from 26.8% in 2021 to 21.0% in 2022, which was primarily driven by increased purchases from large cloud customers in our Americas region. As a result of cost inflation in our supply chain, we implemented targeted price increases during the year, which began to benefit our revenue in late 2022. As supply chain costs improve, we expected to return to a more competitive pricing environment for our products and services.
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

Gross margin decreased from 63.8% for the year ended December 31, 2021 to 61.1% for the year ended December 31, 2022. The decrease was primarily driven by an increased proportion of our sales to larger customers who generally receive larger discounts, increased material and logistics costs, and increased excess/obsolete finished goods and component inventory charges, partly offset by the leverage of fixed overhead costs on a higher revenue base.
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
Research and development
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
Other Income, Net (in thousands, except percentages)

	Year Ended December 31,
	2022		2021		Change in
	$	% of Revenue	$	% of Revenue	$	%
Other income, net:
Interest income	$27,556	0.6%	$7,215	0.2%	$20,341	281.9%
Gain on investments in privately-held companies	27,479	0.6	—	—	27,479	100.0
Other income (expense), net	(345)	—	(1,075)	—	730	(67.9)
Total other income, net	$54,690	1.2%	$6,140	0.2%	$48,550	790.7%
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
Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of December 31, 2023, our total balance of cash, cash equivalents and marketable securities was $5.0 billion, of which approximately $770.3 million was held outside the U.S. in our foreign subsidiaries.
Our cash, cash equivalents and marketable securities are held for general business purposes, including the funding of working capital. Our marketable securities investment portfolio is primarily invested in highly-rated securities, with the primary objective of minimizing the potential risk of principal loss. We plan to continue to invest for long-term growth. We believe that our existing balances of cash, cash equivalents and marketable securities, together with cash generated from operations, will be sufficient to meet our working capital requirements and our growth strategies for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced product and service offerings, our costs associated with supply chain activities, including access to outsourced manufacturing, our costs related to investing in or acquiring complementary or strategic businesses and technologies, the continued market acceptance of our products, capital expenditures and stock repurchases. If we require or elect to seek additional capital through debt or equity financing in the future, we may not be able to raise capital on terms acceptable to us or at all. If we are required and unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.
Cash Flows

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Cash provided by operating activities	$2,034,014	$492,813	$1,015,856
Cash provided by (used in) investing activities	(687,454)	216,327	(925,562)
Cash (used in) financing activities	(83,749)	(654,601)	(360,882)
Effect of exchange rate changes	675	(3,611)	(1,816)
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,263,486	$50,928	$(272,404)
Cash Flows from Operating Activities
Our operating activities consist of net income, adjusted for certain non-cash items, and changes in assets and liabilities.
During the year ended December 31, 2023, cash provided by operating activities was $2.0 billion, primarily from net income of $2.1 billion, offset by net non-cash adjustments to net income of $37.4 million, and a net change of $15.9 million in working capital requirements. Net non-cash adjustments primarily consisted of an increase in deferred income taxes of $370.8 million primarily resulting from increased deferred tax assets associated with the capitalization of research and development costs under IRC Section 174, which were largely offset by $296.8 million of stock-based compensation expenses and $70.6 million of depreciation, amortization and other expenses. The change in working capital requirements primarily consisted of a $655.5 million increase in inventory in response to a significant increase in business volume, a $101.5 million increase in accounts receivable due to the larger business volume and timing of shipments in the fourth quarter of 2023, as well as a $66.4 million increase in other assets primarily driven by increased deferred cost of sales associated with higher product revenue deferrals. These cash outflows were largely offset by a $465.0 million increase in deferred revenue driven by a growth in PCS contracts and increased product deferred revenue related to customer contracts with acceptance terms, a $322.3 million increase in accounts payable and other liabilities related to significant business volume, timing of payments, and increased supplier and contract manufacturer liability reserves and a $20.2 million increase in income taxes, net, due to timing of payments.
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
During the year ended December 31, 2023, cash used in investing activities was $687.5 million, consisting of purchases of available-for-sale securities of $2.6 billion, and purchases of property, equipment and intangible assets of $34.4 million, partially offset by proceeds of $1.9 billion from maturities of marketable securities, and proceeds from the sale of marketable securities of $67.3 million,
During the year ended December 31, 2022, cash provided by investing activities was $216.3 million, consisting of proceeds of $1.6 billion from maturities of marketable securities, proceeds from the sale of marketable securities of $193.8 million, partially offset by purchases of available-for-sale securities of $1.4 billion, $145.1 million for business acquisitions, purchases of property, equipment and intangible assets of $44.6 million, and investments and notes receivable in private companies of $12.7 million.
Cash Flows from Financing Activities
Our financing activities consist of proceeds from the issuance of our common stock under employee equity incentive plans, offset by repurchases of our common stock.
During the year ended December 31, 2023, cash used in financing activities was $83.7 million, consisting primarily of common stock repurchases of $112.3 million and taxes paid of $33.6 million upon vesting of restricted stock units, offset partially by proceeds from the issuance of common stock under employee equity incentive plans of $62.1 million.
During the year ended December 31, 2022, cash used in financing activities was $654.6 million, consisting primarily of common stock repurchases of $670.3 million and taxes paid of $32.7 million upon vesting of restricted stock units, offset partially by proceeds from the issuance of common stock under employee equity incentive plans of $48.4 million.
Stock Repurchase Programs
In October 2021, our board of directors authorized a $1.0 billion stock repurchase program (the “Repurchase Program”). This authorization allows us to repurchase shares of our common stock funded from working capital and expires in the fourth quarter of 2024. The Repurchase Program does not obligate us to acquire any of our common stock and may be suspended or discontinued by the company at any time without prior notice. During the three months ended December 31,

2023, we did not repurchase any shares. As of December 31, 2023, the remaining authorized amount for repurchases under the Repurchase Program was $144.5 million. Refer to Note 6. Stockholders' Equity and Stock-Based Compensation of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K for further discussion.
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
Our material cash requirements include the following contractual and other obligations:
Purchase Obligations
Purchase obligations not recorded on our balance sheet represent an estimate of all non-cancellable open purchase orders and contractual obligations, made either directly by Arista or by our contract manufacturers on our behalf, in the ordinary course of business for which we have not received the goods or services. As of December 31, 2023, we had $1,586.7 million of such purchase obligations, of which $1,547.2 million are expected to be received within 12 months, and $39.5 million are expected to be received after one year. These open purchase orders are considered enforceable and legally binding, and while we may have some limited ability to reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services, this can only occur with the agreement of the related supplier.
Leases
We have operating lease arrangements for office space, data center, equipment and other corporate assets. As of December 31, 2023, we had lease payment obligations, net of immaterial sublease income, of $72.0 million, with $24.0 million payable within 12 months.
Property project
During the year ended December 31, 2021, we purchased land and the improvements thereon in Santa Clara, California to construct a building for office and lab space. The estimated capital expenditures related to this project is expected to be approximately $80.0 to $100.0 million for the year ending 2024, with construction expected to commence in the second half of 2024.
Accrued Income Taxes
As of December 31, 2023, we have recorded long-term tax liabilities of $95.8 million related to uncertain tax positions; however, we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.
In connection with the TCJA, effective from January 1st, 2022, the TCJA eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to IRC Section 174. As of December 31, 2023, the incremental cash tax impact resulting from the regulation was approximately $191.7 million for the year, of which substantially all the liability has been paid. It is anticipated that IRC Section 174 will result in cash tax outlays exceeding our income tax expense over the next three years unless the current legislation is changed. There is no material change to our effective tax rate as a result of this regulation.
Off-balance sheet arrangements
As of December 31, 2023, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
If we do not have an observable SSP, such as when we do not sell a product or service separately, then SSP is estimated using judgment and considering all reasonably available information, such as gross margin objectives, market conditions and information about the size and/or purchase volume of the customer. We generally use a range of amounts to estimate SSP for individual products and services based on multiple factors including, but not limited to, product category, actual and expected volume, discounting policies, and end customer vertical and size.
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

We use significant judgment in establishing our forecasts of future demand and obsolete material exposures. These estimates depend on our assessment of current and expected orders from our customers, product development plans and current sales levels. In addition, industry-wide supply chain shortages have resulted in extended lead times for components, and we were required to extend the time horizon of our demand forecasts. As customer lead times reduce more broadly, we have seen and expect to continue to see a commensurate reduction in visibility to customer demand and a gradual return to shorter demand-planning horizons resulting in lower demand levels. While inventory and working capital levels may remain elevated in the near term, we expect that purchase commitments will continue to decline as supplier lead times shorten. There is however no guarantee that all suppliers will meet their commitments in the time frame committed or that actual customer demand will directly match our demand forecasts. If actual market demand conditions or supplier execution on commitments are less favorable than those projected by management, which may be caused by factors within and/or outside of our control, we may be required to increase our inventory write-downs and liabilities to our contract manufacturers and suppliers, which could have an adverse impact on our gross margins and profitability. We regularly evaluate our exposure for inventory write-downs and adequacy of our contract manufacturer and supplier liabilities.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates, interest rates, and strategic equity investments. Macroeconomic uncertainties, including inflation, monetary policy shifts, uncertainty in the global banking and financial services markets, recession risks, potential disruptions from the Russia-Ukraine and Israel-Hamas conflicts, the Houthi movement in the Red Sea and the U.S. trade war with China have increased the volatility of global financial markets, which may increase our foreign currency exchange risk and interest rate risk. For further discussion of the potential impacts on our business, operating results, and financial condition, see Risk Factors included in Part I, Item 1A of this Form 10-K.
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
Interest Rate Sensitivity
As of December 31, 2023, and 2022, we had cash, cash equivalents and available-for-sale marketable securities totaling $5.0 billion and $3.0 billion, respectively. Cash equivalents and marketable securities were invested primarily in money market funds, corporate bonds, U.S. agency mortgage-backed securities, U.S. treasury securities and commercial paper. Our primary investment objectives are to preserve capital and maintain liquidity requirements. In addition, our policy limits the amount of credit exposure to any single issuer. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the U.S. A decline in interest rates would reduce our interest income on our cash, cash equivalents and marketable securities. For the years ended December 31, 2023, 2022 and 2021, the effect of an immediate 10% change in interest rates would not have been material to our operating results and the total value of the portfolio assuming consistent investment levels. Conversely, an increase in interest rates could have a material impact to the fair market value of our investments in fixed income securities. We would incur unrealized losses on fixed income securities if there is an increase in interest rates compared to interest rates at the time of purchase. In the unlikely event we are forced to sell our marketable securities prior to maturity, we may incur realized losses in such investments. However, because of the conservative and short-term nature of the investments in our portfolio, a change in interest rates is not expected to have a material impact on our consolidated financial statements.
Strategic Equity Investments
Our non-marketable equity investments in privately-held companies are recorded in “other assets” in our consolidated balance sheets. As of December 31, 2023 and 2022, the total carrying amount of our investments in privately-held companies was $62.3 million and $39.5 million, respectively. For the years ended December 31, 2023, 2022 and 2021, we recorded a net gain of $13.9 million, $15.8 million and $0, respectively, with respect to these investments. See Note 2. Fair Value Measurements of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K for details.

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
One of our equity investments in a privately-held company completed an initial public offering at the beginning of 2022 and subsequently our investment converted to a marketable equity security. During the year ended December 31, 2023, the Company sold all its shares of this security for $23.9 million. The cost of this investment was $3.0 million and the cumulative gain since inception was $20.9 million, the majority of which has been reflected in prior periods as mark-to-market net gains in Other income, net.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Arista Networks, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Arista Networks, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 12, 2024 expressed an unqualified opinion thereon.
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

Inventory Valuation and Contract Manufacturer/Supplier Liabilities
Description of the Matter	As discussed in Note 1 of the consolidated financial statements, the Company’s inventories are stated at the lower of cost (computed using the first-in, first-out method) and net realizable value. The Company’s inventory balance totaled $1.9 billion on December 31, 2023. The Company records a provision when inventory is determined to be in excess of anticipated demand, or obsolete, to adjust inventory to its estimated realizable value. The Company records a contract manufacturer/supplier liability and a corresponding charge for non-cancellable, non-returnable purchase commitments with contract manufacturers or suppliers for quantities in excess of the Company’s demand forecasts, or that are considered obsolete.

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
San Mateo, California
February 12, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Arista Networks, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Arista Networks, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Arista Networks, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 12, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Mateo, California
February 12, 2024

ARISTA NETWORKS, INC.
Consolidated Balance Sheets
(In thousands, except par value)

	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,938,606	$671,707
Marketable securities	3,069,362	2,352,022
Accounts receivable, net	1,024,569	923,096
Inventories	1,945,180	1,289,706
Prepaid expenses and other current assets	412,518	314,217
Total current assets	8,390,235	5,550,748
Property and equipment, net	101,580	95,009
Acquisition-related intangible assets, net	88,768	122,205
Goodwill	268,531	265,924
Deferred tax assets	945,792	574,912
Other assets	151,900	166,612
TOTAL ASSETS	$9,946,806	$6,775,410
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$435,059	$232,572
Accrued liabilities	407,302	292,487
Deferred revenue	915,204	637,432
Other current liabilities	152,041	131,040
Total current liabilities	1,909,606	1,293,531
Income taxes payable	95,751	89,839
Deferred revenue, non-current	591,000	403,814
Other long-term liabilities	131,390	102,406
TOTAL LIABILITIES	2,727,747	1,889,590
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100,000 shares authorized and no shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.0001 par value—1,000,000 shares authorized as of December 31, 2023 and 2022; 312,245 and 306,890 shares issued and outstanding as of December 31, 2023 and 2022	31	31
Additional paid-in capital	2,108,331	1,780,714
Retained earnings	5,114,025	3,138,983
Accumulated other comprehensive income (loss)	(3,328)	(33,908)
TOTAL STOCKHOLDERS’ EQUITY	7,219,059	4,885,820
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,946,806	$6,775,410

The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Product	$5,029,493	$3,716,079	$2,377,727
Service	830,675	665,231	570,310
Total revenue	5,860,168	4,381,310	2,948,037
Cost of revenue:
Product	2,061,167	1,573,629	958,363
Service	168,720	131,985	108,895
Total cost of revenue	2,229,887	1,705,614	1,067,258
Gross profit	3,630,281	2,675,696	1,880,779
Operating expenses:
Research and development	854,918	728,394	586,752
Sales and marketing	399,034	326,955	286,171
General and administrative	119,080	93,241	83,117
Total operating expenses	1,373,032	1,148,590	956,040
Income from operations	2,257,249	1,527,106	924,739
Other income, net	164,777	54,690	6,140
Income before income taxes	2,422,026	1,581,796	930,879
Provision for income taxes	334,705	229,350	90,025
Net income	$2,087,321	$1,352,446	$840,854
Earnings per share:
Basic	$6.75	$4.41	$2.74
Diluted	$6.58	$4.27	$2.63
Weighted-average common shares outstanding:
Basic	309,354	306,473	306,512
Diluted	317,135	316,459	319,238

The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$2,087,321	$1,352,446	$840,854
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	825	(3,215)	(1,381)
Available-for-sale investments:
Changes in net unrealized gains (losses) on available-for-sale securities	25,939	(23,025)	(7,157)
Less: reclassification adjustment for net (gains) losses included in net income	3,816	632	—
Other comprehensive income (loss)	30,580	(25,608)	(8,538)
Comprehensive income	$2,117,901	$1,326,838	$832,316

The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-	Retained	Accumulated Other	Total Stockholders’
	Shares	Amount	In Capital	Earnings	Comprehensive Income (Loss)	Equity
Balance — December 31, 2020	304,696	$30	$1,292,409	$2,027,614	$238	$3,320,291
Net income	—	—	—	840,854	—	840,854
Other comprehensive loss, net of tax	—	—	—	—	(8,538)	(8,538)
Stock-based compensation	—	—	186,875	—	—	186,875
Issuance of common stock in connection with employee equity incentive plans	7,693	1	67,244	—	—	67,245
Repurchase of common stock	(4,537)	—	—	(411,645)	—	(411,645)
Tax withholding paid for net share settlement of equity awards	(171)	—	(16,482)	—	—	(16,482)
Balance — December 31, 2021	307,681	31	1,530,046	2,456,823	(8,300)	3,978,600
Net income	—	—	—	1,352,446	—	1,352,446
Other comprehensive loss, net of tax	—	—	—	—	(25,608)	(25,608)
Stock-based compensation	—	—	230,934	—	—	230,934
Issuance of common stock in connection with employee equity incentive plans	5,908	1	48,410	—	—	48,411
Repurchase of common stock	(6,461)	(1)	—	(670,286)	—	(670,287)
Tax withholding paid for net share settlement of equity awards	(271)	—	(32,725)	—	—	(32,725)
Common stock issued for business acquisition	33	—	4,049	—	—	4,049
Balance — December 31, 2022	306,890	31	1,780,714	3,138,983	(33,908)	4,885,820
Net income	—	—	—	2,087,321	—	2,087,321
Other comprehensive income, net of tax	—	—	—	—	30,580	30,580
Stock-based compensation	—	—	296,756	—	—	296,756
Issuance of common stock in connection with employee equity incentive plans	6,480	—	62,093	—	—	62,093
Repurchase of common stock	(954)	—	—	(112,279)	—	(112,279)
Tax withholding paid for net share settlement of equity awards	(203)	—	(33,563)	—	—	(33,563)
Common stock issued for business acquisition	32	—	2,331	—	—	2,331
Balance — December 31, 2023	312,245	$31	$2,108,331	$5,114,025	$(3,328)	$7,219,059

The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,087,321	$1,352,446	$840,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	70,630	62,700	50,334
Noncash lease expense	18,236	18,648	17,112
Stock-based compensation	296,756	230,934	186,875
Deferred income taxes	(370,796)	(244,382)	(99,290)
Gain on strategic investments	(18,699)	(27,479)	—
Amortization (accretion) of investment premiums (discount)	(33,518)	12,767	26,847
Changes in operating assets and liabilities:
Accounts receivable, net	(101,473)	(401,531)	(126,969)
Inventories	(655,474)	(638,948)	(170,449)
Other assets	(66,401)	(117,465)	(130,222)
Accounts payable	198,612	31,436	66,681
Other liabilities	123,694	70,704	78,187
Deferred revenue	464,958	98,957	278,485
Income taxes, net	20,168	44,026	(2,589)
Net cash provided by operating activities	2,034,014	492,813	1,015,856
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	1,887,939	1,643,824	1,455,465
Proceeds from sale of marketable securities	67,284	193,782	19,607
Purchases of marketable securities	(2,606,878)	(1,418,857)	(2,317,264)
Purchases of property, equipment and intangible assets	(34,434)	(44,644)	(64,736)
Cash paid for business combination, net of cash acquired	1,799	(145,087)	1,299
Investment in notes and privately-held companies	(3,164)	(12,691)	(19,933)
Net cash provided by (used in) investing activities	(687,454)	216,327	(925,562)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity plans	62,093	48,411	67,245
Tax withholding paid on behalf of employees for net share settlement	(33,563)	(32,725)	(16,482)
Repurchase of common stock	(112,279)	(670,287)	(411,645)
Net cash used in financing activities	(83,749)	(654,601)	(360,882)
Effect of exchange rate changes	675	(3,611)	(1,816)
NET INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,263,486	50,928	(272,404)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —Beginning of period	675,978	625,050	897,454
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$1,939,464	$675,978	$625,050
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$686,155	$427,846	$189,774
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Right-of-use assets obtained in exchange for new operating lease liabilities	$20,567	$7,300	$5,005
Common stock issued for business acquisition	2,331	4,049	—

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
Risk and Uncertainties
Global economic and business activities continue to face widespread macroeconomic uncertainties, including inflation, monetary policy shifts, recession risks, and potential supply chain and other disruptions such as the Russia-Ukraine and Israel-Hamas conflicts, the Houthi attacks on marine vessels in the Red Sea and the U.S. trade war with China.
As we exit 2023, the business is emerging from a period of unprecedented global supply chain disruptions. Throughout this period, we made significant supply chain investments, including funding additional working capital and incremental purchase commitments in response to extended visibility to deployment plans from our customers. We have worked closely with our contract manufacturers and supply chain partners to ramp production following a period of delayed component sourcing and workforce disruptions. This increased capacity has allowed us to ship products against previously committed demand/deployment plans and accelerate some deployments where needed, while trying to limit building customer inventory and to some extent balancing customer lead times with those currently experienced from our key suppliers. As a result, some shipments against these previously committed demand/deployment plans have extended into 2024.
As the global supply chain has experienced some improvements and as customer lead times have been reduced from their peak, we have seen and expect to continue to see a commensurate reduction in visibility to customer demand and a gradual return to shorter demand-planning horizons resulting in lower demand levels. Given these shipment and order patterns, near term revenue trends may not be solely reflective of current demand levels, but as discussed above will benefit from demand/deployment plans that had been previously committed. While inventory and working capital levels may remain elevated in the near term, we expect that purchase commitments will continue to decline as supplier lead times shorten. The larger magnitude of these balances, combined with a reduction in customer demand-planning horizons and shifting customer product priorities, has resulted in increased risk that we may not be able to sell all of this inventory, which in turn has resulted, and may in the future result, in additional excess and obsolete inventory and supplier liability charges.
    In addition, inflation pressure in our supply chain, scarcity of some materials needed to build our products and disruptions to our manufacturing process have increased our cost of revenue and have impacted, and may continue to negatively impact our gross margin. Our operating cash-flows have also been and may continue to be negatively impacted by significant component inventories on hand or at our contract manufacturers. While we have seen improvements in our supply chain and manufacturing operations, any remaining or new supply chain and manufacturing related constraints could negatively impact our business in future periods. In addition, although our business has experienced limited disruption as a result of the Russia-Ukraine conflict, continued escalation of this conflict as well as the Israeli-Hamas conflict and Houthi movement in the Red Sea may negatively impact the global economy and our future operating results and financial condition.
    Management continues to actively monitor the impact of macroeconomic factors on the Company's financial condition, liquidity, operations, suppliers, industry, and workforce. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, the impact on our customers, partners, employees, contract manufacturers and supply chain, all of which continue to evolve and are unpredictable. In addition, any continued or renewed disruption in manufacturing and supply resulting from these factors could negatively impact our business. We also believe that some of our customers, following a year of elevated purchases, must now consider changing technology roadmaps and priorities, including the need for the rapid deployment of AI and related technologies, resulting in some uncertainty as to future investment plans and a more constrained approach to some forecasts and orders in the near term. In addition, any prolonged economic disruptions or further deterioration in the global economy could have a negative impact on demand from our customers in future periods, particularly in the enterprise market where we are continuing to expand our penetration. Accordingly, current results and financial conditions discussed herein may not be indicative of future operating results and trends.
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
Concentrations of Business and Credit Risk
We work closely with third-party contract manufacturers to manufacture our products. As of December 31, 2023, we had four primary contract manufacturing partners, who provided the vast majority of our electronic manufacturing services. Our contract manufacturing partners deliver our products to our third-party direct fulfillment facilities. We and our fulfillment partners then perform labeling, final configuration, quality assurance testing and shipment to our customers. Our products rely on key components, including certain integrated circuit components and power supplies, some of which our contract manufacturing partners purchase on our behalf from a limited number of suppliers, including certain sole-source providers. We generally do not have guaranteed supply contracts with our component suppliers, and our manufacturing partners could delay shipments or cease manufacturing such products or selling them to us at any time. If we are unable to obtain a sufficient quantity of these components on commercially reasonable terms or in a timely manner, or if we are unable to obtain alternative sources for these components, sales of our products could be delayed or halted entirely, or we may be required to redesign our products. Quality or performance failures of our products or changes in our contractors’ or vendors’ financial or business condition could disrupt our ability to supply quality products to our customers. Any of these events could result in lost sales and damage to our end-customer relationships, which would adversely impact our business, financial condition and results of operations.
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and accounts receivable. Our cash equivalents and marketable securities are invested in high quality financial instruments with banks and financial institutions. Such deposits may be in excess of insured limits provided on such deposits.
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

We market and sell our products through both our direct sales force and our channel partners, including distributors, value-added resellers, system integrators and OEM partners, and in conjunction with various technology partners. Significant customers are those that represent more than 10% of our total net revenue during the period or net accounts receivable balance at each respective balance sheet date. As of December 31, 2023, we had two customers who represented 28% and 11% of total accounts receivable. As of December 31, 2022, we had two customers who represented 28% and 16% of total accounts receivable. For the year ended December 31, 2023, there were two end customers who represented 21% and 18% of total revenue. For the year ended December 31, 2022, there were two end customers who represented 26% and 16% of total revenue. For the year ended December 31, 2021, there was one end customer who represented 15% of our total revenue.
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
For our debt securities in an unrealized loss position, we determine whether a credit loss exists by considering, among other factors, current market conditions, credit quality of debt issuers, any changes to the rating of the security by a rating agency, and the extent to which fair value is less than cost. We recognize an allowance for credit losses, up to the amount of the unrealized loss when appropriate, and write down the amortized cost basis of the investment if it is more likely than not we will be required to sell or we intend to sell the investment before recovery of its amortized cost basis.
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
Inventory Valuation and Contract Manufacturer/Supplier Liabilities
Inventories primarily consist of finished goods and strategic components, primarily integrated circuits. Inventories are stated at the lower of cost (computed using the first-in, first-out method) and net realizable value. Manufacturing overhead costs and inbound shipping costs are included in the cost of inventory. We record a provision when inventory is determined to be in excess of anticipated demand, or obsolete, to adjust inventory to its estimated realizable value. For the years ended December 31, 2023, 2022 and 2021, we recorded charges of $234.4 million, $71.4 million and $61.8 million, respectively, within cost of product revenue for inventory write-downs.
Our contract manufacturers procure components and assemble products on our behalf based on our forecasts. We record a liability and a corresponding charge for non-cancellable, non-returnable purchase commitments with our contract manufacturers or suppliers for quantities in excess of our demand forecasts or that are considered obsolete due to manufacturing and engineering change orders resulting from design changes. For the years ended December 31, 2023 and 2022, we recorded charges of $113.0 million and $43.7 million, respectively, within cost of product revenue for such liabilities with our contract manufacturers and suppliers. For the year ended December 31, 2021, we did not incur any losses on such liabilities.
We use significant judgment in establishing our forecasts of future demand and obsolete material exposures. These estimates depend on our assessment of current and expected orders from our customers, product development plans and current sales levels. In addition, when industry-wide supply chain shortages resulted in extended lead times for components, we were required to extend the time horizon of our demand forecasts and increase our purchase commitments for long lead time components. As customer lead times reduce more broadly, we have seen and expect to continue to see a commensurate reduction in visibility to customer demand and a gradual return to shorter demand-planning horizons resulting in lower demand levels. While inventory and working capital levels may remain elevated in the near term, we expect that purchase commitments will continue to decline as supplier lead times shorten. There is however no guarantee that all suppliers will meet their commitments in the time frame committed or that actual customer demand will directly match our demand forecasts. If actual market conditions are less favorable than those projected by management, which may be caused by factors within and/or outside of our control, we may be required to increase our inventory write-downs and liabilities to our contract manufacturers and suppliers, which could have an adverse impact on our gross margins and profitability. We regularly evaluate our exposure for inventory write-downs and adequacy of our contract manufacturer and supplier liabilities.
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
Leases
We lease office space, data centers, and equipment under non-cancellable operating leases with various expiration dates through 2029. We determine if an arrangement contains a lease at inception. Operating leases are recorded as right-of-use (“ROU”) assets and lease liabilities, and are included in other assets and other current and non-current liabilities in our consolidated balance sheets. We do not have any finance leases in any of the periods presented.
ROU assets and lease liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term. The interest rate implicit in our operating leases is not readily available, and therefore, an incremental borrowing rate is estimated based on a hypothetical interest rate on a collateralized basis with similar terms, payments, and economic environments. ROU assets also include any prepaid lease payments and lease incentives.
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
Acquired intangible assets are carried at cost less accumulated amortization. All acquired intangible assets have been determined to have definite lives and are amortized on a straight-line basis over their estimated useful lives, ranging from three to eight years. Acquired intangible assets are reviewed for impairment under the long-lived asset model described below. There were no impairment charges in any of the periods presented in the consolidated financial statements. See Note 4. Acquisition, Goodwill and Acquisition-Related Intangible Assets for additional information.
Equity Investments in Privately-Held Companies
Our equity investments in privately-held companies without readily determinable fair values are measured using the measurement alternative, defined by ASC 321 - Investments-Equity Securities as cost, less impairments, and remeasured based on observable price changes from orderly transactions of identical or similar securities of the same issuer. Any adjustments resulting from impairments and/or observable price changes are recorded within other income, net, in our consolidated statements of operations. This election is reassessed each reporting period to determine whether investments in privately-held companies have a readily determinable fair value, in which case they would no longer be eligible for this election. The Company did not hold investments in privately-held companies whose fair value was readily determinable as of December 31, 2023 and 2022.
Impairment of Long-Lived Assets and Investments in Privately-Held Companies
The carrying amounts of our long-lived assets, including property and equipment, intangible assets, ROU assets and investments in privately-held companies, are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No impairment of any long-lived assets was identified for any of the periods presented in the consolidated financial statements.
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
Contracts with Multiple Performance Obligations
Most of our contracts with customers, other than renewals of PCS, contain multiple performance obligations with a combination of products and PCS. Products and PCS generally qualify as distinct performance obligations. Our hardware includes EOS software, which together deliver the essential functionality of our products. For contracts that contain multiple performance obligations, we allocate revenue to each distinct performance obligation based on the standalone selling price ("SSP"). Judgment is required to determine the SSP for each distinct performance obligation. We use a range of amounts to estimate SSP for products and PCS sold together in a contract to determine whether there is a discount to be allocated based on the relative SSP of the various products and PCS.
If we do not have an observable SSP, such as when we do not sell a product or service separately, then SSP is estimated using judgment and considering all reasonably available information such as gross margin, market conditions and information about the size and/or purchase volume of the customer. We generally use a range of amounts to estimate SSP for individual products and services based on multiple factors including, but not limited to product category, actual and expected volume, discounting policies, and end customer vertical and size.
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
Most of our contracts with customers have standard payment terms of 30 days and the remainder generally between 30 to 90 days. We have determined our contracts generally do not include a significant financing component because the Company and the customer have specific business reasons other than financing for entering into such contracts. Specifically, both we and our customers seek to ensure the customer has a simplified way of purchasing Arista products and services.
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
Recent Accounting Pronouncements Not Yet Effective
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)-Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. we have not early adopted ASU 2023-09 for December 31, 2023. We are currently evaluating the impact of future adoption on our financial disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280)-Improvements to Reportable Segment Disclosures. The ASU requires that an entity disclose significant segment expenses impacting profit and loss that are regularly provided to the chief operating decision maker. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We have not early adopted ASU 2023-07 for the year ended December 31, 2023. We are currently evaluating the impact of future adoption on our financial disclosures.
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

	December 31, 2023				December 31, 2022
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Financial Assets:
Cash Equivalents:
Money market funds	$1,015,705	$—	$—	$1,015,705	$322,294	$—	$—	$322,294
Commercial paper	—	1,999	—	1,999	—	5,422	—	5,422
Agency securities	—	—	—	—	—	17,559	—	17,559
U.S. government notes	—	—	—	—	51,986	—	—	51,986
	1,015,705	1,999	—	1,017,704	374,280	22,981	—	397,261
Marketable Securities:
Certificates of deposits (1)	—	5,000	—	5,000	—	10,492	—	10,492
U.S. government notes	1,044,859	—	—	1,044,859	993,955	—	—	993,955
Corporate bonds	—	1,362,124	—	1,362,124	—	1,113,134	—	1,113,134
Agency securities	—	657,379	—	657,379	—	215,380	—	215,380
Marketable equity securities(2)	—	—	—	—	19,061	—	—	19,061
	1,044,859	2,024,503	—	3,069,362	1,013,016	1,339,006	—	2,352,022
Other Assets:
Money market funds - restricted	858	—	—	858	4,271	—	—	4,271
Total Financial Assets	$2,061,422	$2,026,502	$—	$4,087,924	$1,391,567	$1,361,987	$—	$2,753,554
______________________________________
(1) As of December 31, 2023 and 2022, all of our certificates of deposits were domestic deposits.
(2) During the year ended December 31, 2023, the Company sold all its shares of its marketable equity security for $23.9 million. This publicly-traded equity investment generated an unrealized gain of $4.8 million and $10.7 million for the year ended December 31, 2023 and 2022, respectively. The initial cost of this investment was $3.0 million with no changes since our initial investment. The cumulative gain from the initial purchase was $20.9 million, the majority of which has been reflected in prior periods as net unrealized gains. The realized and unrealized gains/losses are included in Other income (expense), net on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 3. Financial Statements Details.
During the year ended on December 31, 2023, the Company did not make any transfers between the levels of the fair value hierarchy.
    Marketable debt securities
    The following table summarizes the amortized cost, unrealized gains and losses, and fair value of our debt securities measured at fair value on a recurring basis (in thousands):

	December 31, 2023				December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government	1,043,445	2,874	(1,460)	1,044,859	1,007,175	3	(13,223)	993,955
Corporate bonds	1,361,132	2,810	(1,818)	1,362,124	1,125,920	271	(13,057)	1,113,134
Agency securities	657,118	1,143	(882)	657,379	217,893	83	(2,596)	215,380
Total	$3,061,695	$6,827	$(4,160)	$3,064,362	$2,350,988	$357	$(28,876)	$2,322,469
For debt securities in unrealized loss positions, it is not likely that we will be required to sell such securities before recovery of their amortized cost basis nor do we have the intent to sell such securities before maturity; we invest in debt securities that have maximum maturities of two years and are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these marketable securities, the more susceptible they are to changes in market interest rates and bond yields. Given the short-term and conservative nature of our portfolio, the unrealized losses are not subject to credit risk; therefore, we did not recognize any credit losses or non-credit-related impairments related to our available-for-sale marketable debt securities for the years ended December 31, 2023, December 31, 2022 and December 31, 2021. All unrealized losses were recognized in other comprehensive income (loss). Realized losses were immaterial for the years ended December 31, 2023, December 31, 2022 and December 31, 2021.
    The following table is an analysis of our marketable debt securities in unrealized loss positions (in thousands):

	December 31, 2023
	Unrealized Losses within 12 months		Unrealized Losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government notes	$317,376	$(1,076)	$108,739	$(384)	$426,115	$(1,460)
Corporate bonds	610,086	(1,423)	141,943	(395)	752,029	(1,818)
Agency securities	340,537	(772)	20,809	(110)	361,346	(882)
Total	$1,267,999	$(3,271)	$271,491	$(889)	$1,539,490	$(4,160)
As of December 31, 2023, we had no marketable debt securities with contractual maturities that exceed 24 months. The fair values of marketable debt securities, by remaining contractual maturities, are as follows (in thousands):

December 31, 2023
Due in 1 year or less	$1,627,780
Due in 1 year through 2 years	1,436,582
Total marketable securities	$3,064,362
The weighted-average remaining duration of our marketable debt securities is approximately 0.9 years as of December 31, 2023.
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

    We did not record any realized gains for our non-marketable equity securities during the three years ended December 31, 2023, 2022 and 2021. We recorded immaterial amounts of realized and unrealized losses during the three years ended December 31, 2023, 2022 and 2021. Unrealized gains for our non-marketable equity securities are summarized below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Unrealized gains on non-marketable equity securities (1)	$13,901	$16,731	$—
(1) These unrealized gains were recorded on investments that were re-measured to fair value as of the date observable transactions occurred.
We evaluate our non-marketable equity securities for impairment at each reporting period via a qualitative assessment with various potential impairment indicators, including, but not limited to, an assessment of a significant adverse change in the economic environment, significant adverse changes in the general market condition of the geographies and industries in which our investees operate, and other publicly-available information that may affect the value of the non-marketable equity securities.
    The following table summarizes the activity related to our non-marketable equity securities as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022
Cost of investments (1)	$31,656	$23,625
Cumulative impairment and downward adjustments	—	(888)
Cumulative upward adjustments	30,632	16,731
Carrying amount of investments (included in other assets)	$62,288	$39,468
(1) During the year ended December 31, 2023, we had an $8.0 million convertible note previously included in other assets, plus accrued interest of $0.6 million, that was converted to an equity investment and included in cost of investment

3.    Financial Statements Details
Cash, Cash Equivalents and Restricted Cash
The reconciliation of cash, cash equivalents and restricted cash reported in the accompanying consolidated balance sheets to the total of the same such amounts in the accompanying consolidated statements of cash flows is as follows (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$1,938,606	$671,707
Restricted cash included in other assets	858	4,271
Total cash, cash equivalents and restricted cash	$1,939,464	$675,978
Accounts Receivable, net
Accounts receivable, net consists of the following (in thousands):

	December 31,
	2023	2022
Accounts receivable	$1,034,480	$928,490
Product sales rebate, returns reserve and others	(9,911)	(5,394)
Accounts receivable, net	$1,024,569	$923,096
Inventories
Inventories consist of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$930,777	$759,519
Finished goods	1,014,403	530,187
Total inventories	$1,945,180	$1,289,706
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2023	2022
Inventory deposits	$130,509	$162,047
Other prepaid expenses and deposits	282,009	152,170
Total prepaid expenses and other current assets	$412,518	$314,217

Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2023	2022
Land	$44,645	$41,500
Equipment and machinery	144,850	122,407
Computer hardware and software	57,761	52,148
Furniture and fixtures	3,576	3,575
Leasehold improvements	34,584	30,102
Construction-in-process	4,242	2,124
Property and equipment, gross	289,658	251,856
Less: accumulated depreciation	(188,078)	(156,847)
Property and equipment, net	$101,580	$95,009
Depreciation expense was $31.7 million, $25.6 million and $19.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Accrued compensation-related costs	$134,225	$117,053
Supplier liability	167,878	71,481
Accrued manufacturing costs	61,491	45,379
Accrued product development costs	1,041	27,380
Other	42,667	31,194
Total accrued liabilities	$407,302	$292,487

Contract Liabilities, Deferred Revenue and Other Performance Obligations
Contract Liabilities
A contract liability is recognized when we have received customer payments in advance of our satisfaction of a performance obligation under a cancellable contract. The following table summarizes the activity related to our contract liabilities (in thousands):

	Year Ended December 31,
	2023	2022
Contract liabilities, beginning balance	$103,448	$93,382
Less: Revenue recognized from beginning balance	(43,286)	(37,680)
Less: Beginning balance reclassified to deferred revenue	(3,185)	(2,693)
Add: Contract liabilities recognized	76,262	50,439
Contract liabilities, ending balance	$133,239	$103,448
As of December 31, 2023 and 2022, $59.2 million and $45.2 million, respectively, of our contract liabilities were recorded within other current liabilities with the remaining balance recorded within other long-term liabilities in the accompanying consolidated balance sheets.

Deferred Revenue
Deferred revenue is comprised mainly of unearned service revenue related to multi-year PCS contracts, and product deferrals related to contracts with acceptance clauses. The following table summarizes the activity related to our deferred revenue (in thousands):

	Year Ended December 31,
	2023	2022
Deferred revenue, beginning balance	$1,041,246	$929,312
Less: Revenue recognized from beginning balance	(615,681)	(583,787)
Add: Deferral of revenue in current period, excluding amounts recognized during the period	1,080,639	695,721
Deferred revenue, ending balance	$1,506,204	$1,041,246
Other Performance Obligations
Other performance obligations totaling $704.1 million as of December 31, 2023 include unbilled multi-year PCS and service contract amounts of $336.4 million and $367.7 million of binding contractual agreements with certain customers that are primarily related to future product shipments.
Revenue from Total Remaining Performance Obligations
Total revenue from our contract liabilities, deferred revenue and other performance obligations that will be recognized in future periods amounts to $2.3 billion. Included in this amount is the $367.7 million of binding contractual agreements related primarily to future product shipments that are expected to be recognized as revenue over the next eighteen months. In addition, approximately 79% of the remaining $2.0 billion of this future revenue is expected to be recognized over the next two years and approximately 21% is expected to be recognized during the third to the fifth year.
Other Income, Net
Other income, net consists of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Other income (expense), net:
Interest income	$152,421	$27,556	$7,215
Gain (loss) on strategic investments	18,699	27,479	—
Other income (expense)	(6,343)	(345)	(1,075)
Total other income, net	$164,777	$54,690	$6,140

4.    Acquisition, Goodwill and Acquisition-Related Intangible Assets
Acquisitions
    We had no material business acquisitions during the year ended December 31, 2023. During the year ended December 31, 2022, we completed two acquisitions of private companies for total consideration of $158.9 million, including $4.0 million in common stock and the remainder in cash. The purchase prices included $62.3 million of intangible assets, $77.5 million of goodwill and $19.1 million of net tangible assets acquired. We also incurred certain acquisition-related expenses of $4.7 million, which primarily consisted of retention bonuses to continuing employees as well as professional and consulting fees.
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
The purchase price allocation for the two acquisitions have been finalized. No changes were made to the purchase price allocation for the year ended December 31, 2023.
Goodwill
The changes in the carrying values of goodwill for the years ended December 31, 2023 and 2022 are as follows (in thousands):

Amount
Balance at December 31, 2021	$188,397
Additions related to current year acquisitions	85,048
Measurement-period adjustments	(7,521)
Balance at December 31, 2022	265,924
Additions related to current year acquisition	2,607
Balance at December 31, 2023	$268,531
The Company performed an annual qualitative test for goodwill impairment in the fourth quarter of the fiscal years ended December 31, 2023 and 2022 and determined that goodwill was not impaired.

Acquisition-Related Intangible Assets
The following table presents details of our acquisition-related intangible assets as of December 31, 2023 and 2022 (in thousands, except for years):

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount		Weighted Average Remaining Useful Life (in years)
	December 31, 2022	Additions	December 31, 2023	December 31, 2022	Amortization	December 31, 2023	December 31, 2022	December 31, 2023
Developed technology	$154,930	$—	$154,930	$(79,036)	$(23,457)	$(102,493)	$75,894	$52,437	4.0
Customer relationships	54,620	—	54,620	(14,097)	(7,700)	(21,797)	40,523	32,823	4.7
Trade name	12,390	—	12,390	(6,602)	(2,280)	(8,882)	5,788	3,508	1.6
Total	$221,940	$—	$221,940	$(99,735)	$(33,437)	$(133,172)	$122,205	$88,768	4.2
Amortization expense related to acquisition-related intangible assets was $33.4 million, $33.7 million and $29.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
As of December 31, 2023, future estimated amortization expense related to the acquired-related intangible assets is as follows (in thousands):

Years Ending December 31,	Future Amortization Expense
2024	$26,759
2025	19,642
2026	17,260
2027	13,436
2028	10,037
Thereafter	1,634
Total	$88,768

5.    Commitments and Contingencies
Operating Leases
We lease various offices and data centers in North America, Europe, Asia and Australia under non-cancellable operating lease arrangements that expire on various dates through 2029. Some of our leases include options to extend the term of such leases for a period from three months to up to 10 years and/or options to early terminate the leases. As of December 31, 2023, we did not include any such options in determining the lease terms because we were not reasonably certain that we would exercise these options.
The following table summarizes the supplemental balance sheet information related to our operating leases (in thousands):

	December 31, 2023	December 31, 2022
Right-of-use assets:
Operating lease right-of-use assets (included in other assets)	$55,890	$53,390
Lease liabilities:
Operating lease liabilities, current (included in other current liabilities)	21,106	19,878
Operating lease liabilities, non-current (included in other long-term liabilities)	44,413	43,964
Total operating lease liabilities	$65,519	$63,842
The following table summarizes our lease costs (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease costs:
Fixed lease costs	$23,541	$24,134
Variable lease costs	9,717	8,682
Total operating lease costs	$33,258	$32,816
The operating lease costs in the table above include costs for long-term and short-term leases. Total short-term lease costs were immaterial. Fixed lease costs include expenses recognized for base rent payments on a straight-line basis. Variable lease costs primarily include maintenance, utilities and operating expenses that are incremental to the fixed base rent payments, and are excluded from the calculation of operating lease liabilities and ROU assets. For the years ended December 31, 2023 and 2022, cash paid for amounts associated with our operating lease liabilities were approximately $22.7 million and $23.9 million, respectively, which were classified as operating activities in the accompanying consolidated statements of cash flows.
Maturities of operating lease liabilities as of December 31, 2023 are presented in the table below (in thousands):

Years ending December 31,	Amount
2024	$23,985
2025	21,208
2026	12,846
2027	8,694
2028	5,105
2029 and thereafter	159
Total undiscounted operating lease payments (excluding non-lease components)	71,997
Less: imputed interest	(6,478)
Present value of operating lease payments as of December 31, 2023	$65,519

	December 31, 2023	December 31, 2022
Other information:
Weighted-average remaining lease term — operating leases	3.4 years	4.2 years
Weighted-average discount rate — operating leases	5.4%	5.1%
Purchase Commitments
We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf. A significant portion of our purchase orders to our contract manufacturers for finished products consists of non-cancellable purchase commitments. In addition, we purchase strategic component inventory from certain suppliers under non-cancellable purchase commitments, including integrated circuits, which are consigned to our contract manufacturers. As of December 31, 2023, we had non-cancellable purchase commitments not recorded on our balance sheet of $1,586.7 million, of which $1,547.2 million have confirmed receipt dates within 12 months, and $39.5 million have confirmed receipt dates greater than 12 months. These open purchase orders are considered enforceable and legally binding, and while we may have some limited ability to reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services, this can only occur with the agreement of the related supplier.
We also had deposits to our contract manufacturers to secure our purchase commitments in the amount of $133.3 million and $192.5 million as of December 31, 2023 and 2022, respectively, which were recorded within prepaid expenses and other current assets, as well as other assets in the consolidated balance sheets.
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
Legal Proceedings
WSOU Investments, LLC
    On November 25, 2020, WSOU Investments LLC ("WSOU") filed a lawsuit against us in the Western District of Texas asserting that certain of our products infringe three WSOU patents. WSOU's allegations are directed to certain features of our wireless and switching products. WSOU seeks remedies including monetary damages, attorney's fees and costs. On February 4, 2021, we filed an answer denying WSOU's allegations. On November 5, 2021, the case was transferred to the Northern District of California. On March 30, 2022, WSOU dismissed one of the patents with prejudice, removing Arista wireless products from those accused of infringement. On July 1, 2022, the court stayed the case pending the resolution of an inter partes review of one of the patents-in-suit. On May 30, 2023, the US Patent Trial and Appeal Board (“PTAB”) ruled all challenged claims in the inter partes review unpatentable. The district court case remains pending appeal and/or final resolution of the PTAB ruling.
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
    We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2023, provisions recorded for contingent losses related to other claims and matters have not been significant. Based on currently-available information, management does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable, and believes these other matters are not likely, individually and in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows; however, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.
6.    Stockholders' Equity and Stock-Based Compensation
Stock Repurchase Program
In October 2021, our board of directors authorized a $1.0 billion stock repurchase program (the “Repurchase Program”). This authorization allows us to repurchase shares of our common stock funded from working capital. The Repurchase Program expires in the fourth quarter of 2024. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchases, 10b5-1 trading plans, or a combination of the foregoing. The Repurchase Program does not obligate us to acquire any of our common stock and may be suspended or discontinued by us at any time without prior notice. As of December 31, 2023, the remaining authorized amount for stock repurchases under this program was approximately $144.5 million.
A summary of the stock repurchase activities for the years ended December 31, 2023 and 2022 is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022
Aggregate purchase price	$112,279	$670,287
Shares repurchased	954	6,461
Average price paid per share	$117.70	$103.74
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
Awards granted under the 2014 Plan could be in the form of Incentive Stock Options (“ISOs”), Nonstatutory Stock Options (“NSOs”), Restricted Stock Units (“RSUs”), Restricted Stock Awards (“RSAs”) or Stock Appreciation Rights (“SARs”). The number of shares available for grant and issuance under the 2014 Plan increases automatically on January 1 of each year commencing with 2016 by the number of shares equal to 3% of the outstanding shares of our common stock on the immediately preceding December 31, but not to exceed 50 million shares (the “2014 Plan Evergreen Increase”), unless the board of directors, in its discretion, determines to make a smaller increase. Effective January 1, 2023, our board of directors authorized an increase of 9.2 million shares for future issuance under the 2014 Plan. As of December 31, 2023, there remained approximately 95.3 million shares available for issuance under the 2014 Plan.
2014 Employee Stock Purchase Plan
In April 2014, the board of directors and stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on the first day that our common stock was publicly traded. The number of shares reserved for issuance under the ESPP increases automatically on January 1 of each year by the number of shares equal to 1% of our shares outstanding immediately preceding December 31, but not to exceed 10 million shares, unless the board of directors, in its discretion, determines to make a smaller increase. Effective January 1, 2023, our board of directors authorized an increase of 3.1 million shares for future issuance under the ESPP. As of December 31, 2023, there remained 23.4 million shares available for issuance under the ESPP. Furthermore, in February, 2024, our board of directors authorized an increase of 3.1 million shares for future issuance under the ESPP effective January 1, 2024.
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
During the year ended December 31, 2023, we issued 279,498 shares at an average purchase price of $105.69 per share under our ESPP.
Stock Option Activities
The following table summarizes the option activities and related information (in thousands, except years and per share amounts):

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—December 31, 2022	5,769	$14.09	2.0	$618,774
Options granted	—	—
Options exercised	(3,310)	9.84
Options canceled	(2)	7.82
Balance—December 31, 2023	2,457	$19.83	1.7	$529,931
Vested and exercisable—December 31, 2023	2,247	$18.14	1.5	$488,319
We did not grant any stock options during the years ended December 31, 2023, 2022 and 2021. The aggregate intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $525.3 million, $311.7 million and $410.9 million, respectively. The total fair value of options vested for the years ended December 31, 2023, 2022 and 2021 was approximately $8.7 million, $16.6 million and $25.3 million, respectively.
Restricted Stock Unit (RSU) Activities
The following table summarizes the RSU activities and related information (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested balance—December 31, 2022	8,360	$85.83
RSUs and PRSUs granted	2,664	157.94
RSUs and PRSUs vested	(2,862)	78.81
RSUs and PRSUs forfeited/canceled	(262)	100.46
Unvested balance—December 31, 2023	7,900	$112.76

The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2023, 2022 and 2021 was $157.94, $101.35 and $93.18 per share, respectively. The total fair value of RSUs vested for the years ended December 31, 2023, 2022 and 2021 was approximately $225.5 million, $174.0 million, and $120.4 million, respectively.
Stock-Based Compensation Expense
The following table summarizes the stock-based compensation expense related to our equity awards (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$12,789	$9,688	$7,444
Research and development	172,177	130,897	99,770
Sales and marketing	71,074	57,571	46,521
General and administrative	40,716	32,778	33,140
Total stock-based compensation	$296,756	$230,934	$186,875
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
As of December 31, 2023, there were $733.7 million of unrecognized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 3.4 years.
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

	Year Ended December 31,
	2023	2022	2021
Net income	$2,087,321	$1,352,446	$840,854
Basic weighted-average shares outstanding	309,354	306,473	306,512
Add weighted-average effects of dilutive securities:
Stock options and RSUs	7,724	9,876	12,464
Employee stock purchase plan	57	110	262
Diluted weighted-average shares outstanding	317,135	316,459	319,238
Net income per share:
Basic	$6.75	$4.41	$2.74
Diluted	$6.58	$4.27	$2.63

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share attributable to common stockholders because their effects would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Stock options and RSUs	145	302	298
Employee stock purchase plan	103	200	37
Total	248	502	335

8.    Income Taxes
The components of income before provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$1,977,687	$1,260,614	$737,620
Foreign	444,339	321,182	193,259
Income before income taxes	$2,422,026	$1,581,796	$930,879
The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current provision for income taxes:
Federal	$574,449	$359,158	$137,203
State	106,866	76,321	38,478
Foreign	24,186	38,250	13,391
Total current	705,501	473,729	189,072
Deferred tax expense (benefit):
Federal	(372,270)	(219,568)	(98,534)
State	(41,152)	(34,689)	(16,289)
Foreign	42,626	9,878	15,776
Total deferred tax expense (benefit)	(370,796)	(244,379)	(99,047)
Total provision for income taxes	$334,705	$229,350	$90,025

The reconciliation of the statutory federal income tax rate and our effective income tax rate is as follows (in percentages):

	Year Ended December 31,
	2023	2022	2021
U.S. federal statutory income tax rate	21.00%	21.00%	21.00%
State tax, net of federal benefit	2.13	2.09	1.89
Taxes on foreign earnings differential	(1.96)	(2.24)	(2.13)
Tax credits	(2.74)	(2.24)	(2.70)
Change in valuation allowance	—	—	0.01
Stock-based compensation	(4.59)	(4.07)	(8.32)
Acquisition and integration costs	0.01	0.05	0.03
Other, net	(0.04)	(0.09)	(0.11)
Effective tax rate	13.81%	14.50%	9.67%
The change in our effective tax rate was due to a change in tax benefits attributable to stock-based compensation and the reduction of unrecognized tax benefits as a result of lapse of the applicable statute of limitation in 2023. Excess tax benefits resulting from stock awards were $151.2 million, $93.5 million and $105.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. The reduction of unrecognized tax benefits due to expiration of statute of limitations were immaterial for the three years ended December 31, 2023, 2022 and 2021, respectively.
The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Intangible assets	$322,325	$355,521
Reserves and accruals not currently deductible	120,973	63,517
Deferred revenue	295,268	182,594
Tax credits	118,123	100,284
Lease financing obligation	15,485	15,072
Capitalized research and development expenses	417,095	228,946
Stock-based compensation	28,079	25,480
Net operating losses	34,274	29,469
Other	1,328	8,721
Gross deferred tax assets	1,352,950	1,009,604
Valuation allowance	(146,268)	(132,689)
Total deferred tax assets	1,206,682	876,915
Deferred tax liabilities:
US tax on foreign earnings	(245,074)	(286,625)
Right of use asset	(12,935)	(12,383)
Other	(2,881)	(3,037)
Total deferred tax liabilities	(260,890)	(302,045)
Net deferred tax assets	$945,792	$574,870

The following table presents the breakdown between non-current deferred tax assets and liabilities (in thousands):

	December 31,
	2023	2022
Deferred tax assets, non-current	$945,792	$574,912
Deferred tax liabilities, non-current	—	(42)
Total net deferred tax assets	$945,792	$574,870
As of December 31, 2023, we had $246.5 million and $137.6 million of net operating loss carryforwards for federal and state income tax purposes, respectively, from acquisitions. These federal and state losses will begin to expire in 2028 and 2029, respectively. We do not have any material foreign net operating losses.
As of December 31, 2023, our federal, state and foreign tax credit carryforwards for income tax purposes before valuation allowances were approximately $2.8 million, $217.3 million and $1.2 million, respectively. Our federal tax credit will begin to expire in 2038, and our foreign tax credit will begin to expire in 2034, while our state tax credits can be carried over indefinitely. We have provided a valuation allowance of $146.3 million for deferred tax assets, primarily related to state and foreign tax credit carryforwards that we do not believe are more likely than not to be realized.
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
Uncertain Tax Positions
We recognize uncertain tax positions only to the extent that management believes that it is more likely than not that the position will be sustained. The reconciliation of the beginning and ending amount of gross unrecognized tax benefits as of December 31, 2023, 2022 and 2021 is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Gross unrecognized tax benefits—beginning balance	$137,357	$114,813	$92,500
Increases related to tax positions taken in a prior year	4,690	1,566	2,476
Increases related to tax positions taken during current year	39,895	25,355	21,104
Decreases related to tax positions taken in a prior year	(513)	(3,781)	(853)
Decreases related to lapse of statute of limitations	(18,163)	(596)	(414)
Gross unrecognized tax benefits—ending balance	$163,266	$137,357	$114,813
As of December 31, 2023, 2022 and 2021, the total amount of gross unrecognized tax benefits was $163.3 million, $137.4 million and $114.8 million, respectively, of which $90.0 million, $79.3 million and $60.9 million would affect our effective tax rate if recognized.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2023 and 2022, the net expense for interest and penalties and the recognized liability for interest and penalties were not material.
The statute of limitations for Federal and most states remains open for 2017, 2020 and forward. Some states have net operating loss and tax credit carryforwards, and therefore remain open to examination. The majority of our foreign tax returns are open to audit under the statute of limitations of the respective foreign countries where the subsidiaries are located. It is possible that the amount of existing gross unrecognized tax benefits may decrease within the next 12 months as a result of statute of limitation lapses or payments to tax authorities in certain jurisdictions. However, any such changes are not anticipated to be material.

9.    Geographical Information
We operate as one reportable segment. The following table represents revenue based on customers' shipping addresses (in thousands):

	Year Ended December 31,
	2023	2022	2021
Americas(1)	$4,651,193	$3,462,621	$2,156,183
Europe, Middle East and Africa	670,960	529,800	486,836
Asia Pacific	538,015	388,889	305,018
Total revenue	$5,860,168	$4,381,310	$2,948,037
(1) Includes $4,541.5 million, $3,424.8 million and $2,125.9 million revenue generated from the U.S. for the three years ended December 31, 2023, 2022 and 2021, respectively
Long-lived assets, excluding intercompany receivables, investments in subsidiaries, investments in privately-held companies and deferred tax assets, net by location are summarized as follows (in thousands):

	December 31,
	2023	2022
United States	$79,728	$71,540
International	21,852	23,469
Total	$101,580	$95,009

10.    Post-Employment Benefits
We have a 401(k) Plan that covers substantially all of our employees in the U.S. Effective January 1, 2017, we have elected to match 100% of employees' contributions up to a maximum of 3% of an employee's annual salary. Matching contributions are immediately vested. For the years ended December 31, 2023, 2022 and 2021, we contributed approximately $13.1 million, $12.4 million and $9.8 million for the matching contributions, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities and Exchange Act of 1934, as amended, that occurred during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 framework). Based on that assessment, management concluded that, as of December 31, 2023, its internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
The effectiveness of our internal control over financial reporting, as of December 31, 2023, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audits our Consolidated Financial Statements, as stated in their report included in Item 8 of this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2023.

Item 9B. Other Information
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following directors and officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On December 5, 2023, Ita Brennan, our Senior Vice President and Chief Financial Officer, modified the Rule 10b5-1 trading arrangement previously adopted June 8, 2023 providing for the sale from time to time of an aggregate of up to 58,000 shares of our common stock to adjust scheduled sales dates as a result of her planned departure from the Company. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 8, 2024, or earlier if all transactions under the trading arrangement are completed.
On December 14, 2023, Jayshree Ullal, our Chairperson and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 538,270 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until March 14, 2025, or earlier if all transactions under the trading arrangement are completed.
On December 14, 2023, Anshul Sadana, our Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 126,861 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until March 13, 2025, or earlier if all transactions under the trading arrangement are completed.
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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 11. Executive Compensation
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions and Director Independence
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14. Principal Accountant Fees and Services
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
3.Exhibits
The exhibits listed in the following Exhibit Index are filed or incorporated by reference into this report:

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36468	3.1	8/8/2014
3.2	Amended and Restated Bylaws of Arista Networks, Inc. dated December 18, 2023	8-K	001-36468	3.1	12/20/2023
4.1	Form of the Registrant's common stock certificate.	S-1/A	333-194899	4.1	4/21/2014
4.2	Description of Registrant’s securities registered under Section 12 of the Exchange Act					✓
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	10-Q	001-36468	10.1	11/1/2019
10.2 †	2004 Equity Incentive Plan.	S-1	333-194899	10.2	3/31/2014
10.3 †	2011 Equity Incentive Plan.	S-1	333-194899	10.3	3/31/2014
10.4 †	2014 Equity Incentive Plan.	S-1/A	333-194899	10.4	5/27/2014
10.5 †	2014 Employee Stock Purchase Plan.	10-K	001-36468	10.5	3/12/2015
10.6 †	Offer Letter, dated October 17, 2004, by and between the Registrant and Kenneth Duda.	S-1	333-194899	10.6	3/31/2014
10.7 †	Offer Letter, dated June 8, 2007, by and between the Registrant and Anshul Sadana.	S-1	333-194899	10.7	3/31/2014
10.8 †	Offer Letter, dated August 1, 2008, by and between the Registrant and Jayshree Ullal.	S-1	333-194899	10.8	3/31/2014
10.9 †	Offer Letter, dated March 27, 2013, by and between the Registrant and Charles Giancarlo.	S-1	333-194899	10.9	3/31/2014
10.11	Lease between Arista Networks, Inc. and The Irvine Company LLC, dated August 10, 2012, as amended on February 28, 2013.	S-1	333-194899	10.15	3/31/2014
10.12	Second Amendment to Lease, by and between Arista Networks, Inc. and The Irvine Company LLC, dated July 30, 2014.	10-Q	001-36468	10.1	8/8/2014
10.13	License Agreement, dated November 30, 2004, by and between the Registrant and OptumSoft, Inc.	S-1	333-194899	10.16	3/31/2014
10.14‡	Manufacturing Services Letter Agreement, dated February 5, 2007, between the Registrant and Jabil Circuit, Inc.	S-1	333-194899	10.17	3/31/2014
10.15 †	Employee Incentive Plan.	S-1/A	333-194899	10.21	4/21/2014
10.16 †	Offer Letter, dated May 18, 2015, by and between the Registrant and Ita Brennan.	8-K	001-36468	10.1	5/14/2015
10.17 †	Severance Agreement, effective May 18, 2015, by and between the Registrant and Ita Brennan.	8-K	001-36468	10.2	5/14/2015
10.18 †	2015 Global Sales Incentive Plan.	10-Q	001-36468	10.3	5/5/2016
10.19 †	Offer letter, dated January 2, 2013, by and between the Registrant and Marc Taxay.	10-Q	001-36468	10.1	5/8/2017
10.20 †	Severance Agreement, dated March 30, 2015, by and between the Registrant and Marc Taxay.	10-Q	001-36468	10.2	5/8/2017
10.21 †	Offer letter, dated February 14, 2017, by and between the Registrant and John McCool.	10-Q	001-36468	10.3	5/8/2017
10.22 †	Severance Agreement, dated March 20, 2017, by and between the Registrant and John McCool.	10-Q	001-36468	10.4	5/8/2017
10.23 ‡	Term Sheet of Mutual Release and Settlement Agreement, dated August 6, 2018, between the Registrant and Cisco Systems, Inc.	10-Q	001-36468	10.1	11/5/2018
10.24 ‡	Mutual Release and Settlement Agreement, dated August 6, 2018, by and between the Registrant and Cisco Systems, Inc.	10-K	001-36468	10.24	2/15/2019
10.25 †	Awake Security, Inc. 2014 Equity Incentive Plan	S-8	333-249591	99.1	10/22/2020

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.26	Third Amendment to Lease, by and between Arista Networks, Inc. and The SANTA CLARA GATEWAY I LLC, dated February 1, 2023	10-K	001-36468	10.1	2/13/2023
10.27	Letter Agreement by and between the Company and Chantelle Breithaupt, dated October 15, 2023	8-K	001-36468	10.1	12/1/2023
10.28	Form of Severance Agreement by and between the Company and Chantelle Breithaupt					✓
21.1	List of Subsidiaries of the Registrant.					✓
23.1	Consent of Independent Registered Public Accounting Firm.					✓
24.1	Power of Attorney (contained on signature page hereto)					✓
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					✓
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					✓
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					✓
97.1	Compensation Recovery Policy					✓
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104.0	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)
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

ARISTA NETWORKS, INC.
(Registrant)
Dated:	February 12, 2024	By:	/s/ JAYSHREE ULLAL
Jayshree Ullal
President, Chief Executive Officer and Chairperson of the Board
(Principal Executive Officer)
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JAYSHREE ULLAL	President, Chief Executive Officer and Chairperson of the Board (Principal Executive Officer)	February 12, 2024
Jayshree Ullal
/s/ ITA BRENNAN	Chief Financial Officer (Principal Accounting and Financial Officer)	February 12, 2024
Ita Brennan
/s/ KENNETH DUDA	Chief Technology Officer, Senior Vice President, Director	February 12, 2024
Kenneth Duda
/s/ KELLY BATTLES	Director	February 12, 2024
Kelly Battles
/s/ LEWIS CHEW	Director	February 12, 2024
Lewis Chew
/s/ CHARLES GIANCARLO	Director	February 12, 2024
Charles Giancarlo
/s/ DAN SCHEINMAN	Director	February 12, 2024
Dan Scheinman
/s/ MARK TEMPLETON	Director	February 12, 2024
Mark Templeton
/s/ YVONNE WASSENAAR	Director	February 12, 2024
Yvonne Wassenaar