Form 10-Q
period 2024-03-31
Arista Networks, Inc.
filed 2024-05-08
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of May 2, 2024 was 313,363,097.

ARISTA NETWORKS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ARISTA NETWORKS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,092,101	$1,938,606
Marketable securities	3,357,597	3,069,362
Accounts receivable, net	1,090,041	1,024,569
Inventories	2,025,204	1,945,180
Prepaid expenses and other current assets	361,340	412,518
Total current assets	8,926,283	8,390,235
Property and equipment, net	97,949	101,580
Acquisition-related intangible assets, net	82,078	88,768
Goodwill	268,531	268,531
Deferred tax assets	1,025,861	945,792
Other assets	149,477	151,900
TOTAL ASSETS	$10,550,179	$9,946,806
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$223,305	$435,059
Accrued liabilities	270,586	407,302
Deferred revenue	997,914	915,204
Other current liabilities	291,259	152,041
Total current liabilities	1,783,064	1,909,606
Income taxes payable	107,179	95,751
Deferred revenue, non-current	665,328	591,000
Other long-term liabilities	132,293	131,390
TOTAL LIABILITIES	2,687,864	2,727,747
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100,000 shares authorized and no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value—1,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 313,601 and 312,245 shares issued and outstanding as of March 31, 2024 and December 31, 2023	31	31
Additional paid-in capital	2,185,149	2,108,331
Retained earnings	5,689,064	5,114,025
Accumulated other comprehensive income (loss)	(11,929)	(3,328)
TOTAL STOCKHOLDERS’ EQUITY	7,862,315	7,219,059
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,550,179	$9,946,806
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Income Statements
(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue:
Product	$1,328,845	$1,172,094
Service	242,529	179,257
Total revenue	1,571,374	1,351,351
Cost of revenue:
Product	521,679	508,862
Service	48,316	37,982
Total cost of revenue	569,995	546,844
Gross profit	1,001,379	804,507
Operating expenses:
Research and development	208,395	201,408
Sales and marketing	105,080	93,492
General and administrative	27,763	25,029
Total operating expenses	341,238	319,929
Income from operations	660,141	484,578
Other income (expense), net	62,620	12,146
Income before income taxes	722,761	496,724
Provision for income taxes	85,069	60,251
Net income	$637,692	$436,473
Net income per share:
Basic	$2.04	$1.42
Diluted	$1.99	$1.38
Weighted-average shares used in computing net income per share:
Basic	313,032	306,985
Diluted	319,865	315,578

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$637,692	$436,473
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,404)	292
Available-for-sale investments:
Change in net unrealized gains (losses) on available-for-sale securities	(7,191)	8,253
Reclassification adjustment included in net income	(6)	3,858
Other comprehensive income (loss)	(8,601)	12,403
Comprehensive income	$629,091	$448,876

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at beginning of period	312,245	$31	$2,108,331	$5,114,025	$(3,328)	$7,219,059
Net income	—	—	—	637,692	—	637,692
Other comprehensive loss, net of tax	—	—	—	—	(8,601)	(8,601)
Stock-based compensation	—	—	77,215	—	—	77,215
Issuance of common stock in connection with employee equity incentive plans	1,682	—	25,144	—	—	25,144
Repurchase of common stock	(228)	—	—	(62,653)	—	(62,653)
Tax withholding paid for net share settlement of equity awards	(98)	—	(25,541)	—	—	(25,541)
Balance at end of period	313,601	$31	$2,185,149	$5,689,064	$(11,929)	$7,862,315

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at beginning of period	306,890	$31	$1,780,714	$3,138,983	$(33,908)	$4,885,820
Net income	—	—	—	436,473	—	436,473
Other comprehensive income, net of tax	—	—	—	—	12,403	12,403
Stock-based compensation	—	—	62,881	—	—	62,881
Issuance of common stock in connection with employee equity incentive plans	2,012	—	23,096	—	—	23,096
Repurchase of common stock	(735)	—	—	(82,275)	—	(82,275)
Tax withholding paid for net share settlement of equity awards	(69)	—	(9,224)	—	—	(9,224)
Balance at end of period	308,098	$31	$1,857,467	$3,493,181	$(21,505)	$5,329,174

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$637,692	$436,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	15,614	20,905
Stock-based compensation	77,215	62,881
Noncash lease expense	4,580	4,633
Deferred income taxes	(77,822)	(71,153)
Loss on strategic investments	—	5,571
Amortization (accretion) of investment premiums (discounts)	(12,418)	(4,220)
Changes in operating assets and liabilities:
Accounts receivable, net	(65,472)	60,221
Inventories	(80,024)	(392,997)
Other assets	38,082	(55,917)
Accounts payable	(207,234)	94,564
Accrued liabilities	(136,554)	58,655
Deferred revenue	157,038	51,028
Income taxes, net	157,537	108,200
Other liabilities	5,571	(4,361)
Net cash provided by operating activities	513,805	374,483
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	590,436	824,021
Proceeds from sale of marketable securities	36,750	21,725
Purchases of marketable securities	(912,441)	(861,612)
Purchases of property and equipment	(9,395)	(5,631)
Investments in notes and privately-held companies	(1,000)	(250)
Net cash used in investing activities	(295,650)	(21,747)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity plans	25,144	23,096
Tax withholding paid on behalf of employees for net share settlement	(25,541)	(9,224)
Repurchases of common stock	(62,653)	(82,275)
Net cash used in financing activities	(63,050)	(68,403)
Effect of exchange rate changes	(1,608)	314
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	153,497	284,647
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —Beginning of period	1,939,464	675,978
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$2,092,961	$960,625

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Right-of-use assets obtained in exchange for lease obligations	$—	$15,229
Property and equipment included in accounts payable and accrued liabilities	746	4,926
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Organization and Summary of Significant Accounting Policies
Organization
    Arista Networks, Inc. (together with our subsidiaries, “we,” “our,” "Arista," "Company" or “us”) is a supplier of cloud networking solutions that use software innovations to address the needs of next generation data center, campus and routing environments. Our cloud networking solutions consist of our Extensible Operating System ("EOS"), a set of network applications and our Ethernet switching and routing platforms. We are incorporated in the state of Delaware. Our corporate headquarters are located in Santa Clara, California, and we have wholly-owned subsidiaries throughout the world, including North America, Europe, Asia and Australia.
Basis of Presentation and Principles of Consolidation
    The accompanying unaudited condensed consolidated financial statements include the accounts of Arista Networks, Inc. and its wholly-owned subsidiaries and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three months ended March 31, 2024, are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. All significant inter-company accounts and transactions have been eliminated.
    Our condensed consolidated financial statements and related financial information in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 12, 2024.
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
Our business is emerging from a period of unprecedented global supply chain disruptions. Throughout this period, we made significant supply chain investments, including funding additional working capital and incremental purchase commitments in response to extended visibility to deployment plans from our customers. We have worked closely with our contract manufacturers and supply chain partners to ramp production following a period of delayed component sourcing and workforce disruptions. Increased capacity has allowed us to ship products against previously committed demand/deployment plans and accelerate some deployments where needed, while trying to limit building customer inventory and to some extent balancing customer lead times with those currently experienced from our key suppliers. As a result, some shipments against these previously committed demand/deployment plans have extended into 2024.
As the global supply chain has experienced some improvements and as customer lead times have been reduced from their peak, we have seen and expect to continue to see a commensurate reduction in visibility to customer demand and a gradual return to shorter demand-planning horizons resulting in lower demand levels. Given these shipment and order patterns, near term revenue trends may not be solely reflective of current demand levels, but as discussed above will benefit from demand/deployment plans that had been previously committed. While inventory and working capital levels may remain elevated in the near term, we expect that purchase commitments will begin to level off as supplier lead times shorten, but will remain volatile as we ramp new product introductions. The larger magnitude of these balances, combined with a reduction in customer demand-planning horizons and shifting customer product priorities, has resulted in increased risk that we may not be able to sell all of this inventory, which in turn has resulted, and may in the future result, in additional excess and obsolete inventory and supplier liability charges.
    In addition, inflation pressure in our supply chain, scarcity of some materials needed to build our products and disruptions to our manufacturing process have increased our cost of revenue and have impacted, and may continue to negatively impact, our gross margin. Our operating cash-flows have also been and may continue to be negatively impacted by significant component inventories on hand or at our contract manufacturers. While we have seen improvements in our supply chain and manufacturing operations, any remaining or new supply chain and manufacturing related constraints could negatively impact our business in future periods. In addition, although our business has experienced limited disruption as a result of the Russia-Ukraine conflict, continued escalation of this conflict as well as the Israeli-Hamas conflict and Houthi movement in the Red Sea may negatively impact the global economy and our future operating results and financial condition.
    Management continues to actively monitor the impact of macroeconomic factors on the Company's financial condition, liquidity, operations, suppliers, industry, and workforce. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, the impact on our customers, partners, employees, contract manufacturers and supply chain, all of which continue to evolve and are unpredictable. In addition, any continued or renewed disruption in manufacturing and supply resulting from these factors could negatively impact our business. We also believe that some of our customers, following a year of elevated purchases, must now consider changing technology roadmaps and priorities, including the need for the deployment of AI and related technologies, resulting in some uncertainty as to future investment plans and a more constrained approach to some forecasts and orders in the near term. In addition, any prolonged economic disruptions or further deterioration in the global economy could have a negative impact on demand from our customers in future periods, particularly in the enterprise market where we are continuing to expand our penetration. Accordingly, current results and financial conditions discussed herein may not be indicative of future operating results and trends.
Recent Accounting Pronouncements Not Yet Effective
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)-Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. As of March 31, 2024, we have not early adopted ASU 2023-09 and we are currently evaluating the impact of future adoption on our financial disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280)-Improvements to Reportable Segment Disclosures. The ASU requires that an entity disclose significant segment expenses impacting profit and loss that are regularly provided to the chief operating decision maker. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. As of March 31, 2024, we have not early adopted ASU 2023-07 and we are currently evaluating the impact of future adoption on our financial disclosures.
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

	March 31, 2024				December 31, 2023
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Financial Assets:
Cash Equivalents:
Money market funds	$1,035,025	$—	$—	$1,035,025	$1,015,705	$—	$—	$1,015,705
Commercial paper	—	8,980	—	8,980	—	1,999	—	1,999
Corporate bonds	—	1,988	—	1,988	—	—	—	—
U.S. government notes	310,801	—	—	310,801	—	—	—	—
	1,345,826	10,968	—	1,356,794	1,015,705	1,999	—	1,017,704
Marketable Securities:
Commercial paper	—	15,640	—	15,640	—	—	—	—
Certificates of deposits(1)	—	—	—	—	—	5,000	—	5,000
U.S. government notes	1,236,709	—	—	1,236,709	1,044,859	—	—	1,044,859
Corporate bonds	—	1,554,965	—	1,554,965	—	1,362,124	—	1,362,124
Agency securities	—	550,283	—	550,283	—	657,379	—	657,379
	1,236,709	2,120,888	—	3,357,597	1,044,859	2,024,503	—	3,069,362
Other Assets:
Money market funds - restricted	860	—	—	860	858	—	—	858
Total Financial Assets	$2,583,395	$2,131,856	$—	$4,715,251	$2,061,422	$2,026,502	$—	$4,087,924
______________________________________
(1) As of December 31, 2023, all of our certificates of deposits were domestic deposits.
    During the three months ended March 31, 2024, the Company did not make any transfers between the levels of the fair value hierarchy.
    Marketable debt securities
    The following table summarizes the amortized cost, unrealized gains and losses, and fair value of our debt securities measured at fair value on a recurring basis (in thousands):

	March 31, 2024				December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$15,640	$—	$—	$15,640	$—	$—	$—	$—
U.S. government	1,238,929	468	(2,688)	1,236,709	1,043,445	2,874	(1,460)	1,044,859
Corporate bonds	1,558,489	618	(4,142)	1,554,965	1,361,132	2,810	(1,818)	1,362,124
Agency securities	551,315	145	(1,177)	550,283	657,118	1,143	(882)	657,379
Total	$3,364,373	$1,231	$(8,007)	$3,357,597	$3,061,695	$6,827	$(4,160)	$3,064,362
    For debt securities in unrealized loss positions, it is not likely that we will be required to sell such securities before recovery of their amortized cost basis nor do we have the intent to sell such securities before maturity. We invest in debt securities that have maximum maturities of two years and are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these marketable securities, the more susceptible they are to changes in market interest rates and bond yields. Given the short-term and conservative nature of our portfolio, our debt securities are generally not subject to credit risk; therefore, we did not recognize any credit losses or non-credit-related impairments related to such securities for the three months ended March 31, 2024. All unrealized losses were recognized in other comprehensive income (loss). Realized gains or losses were immaterial for the three months ended March 31, 2024.
    The following table is an analysis of our marketable debt securities in unrealized loss positions (in thousands):

	March 31, 2024
	Unrealized Losses within 12 months		Unrealized Losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government notes	$730,912	$(2,688)	$—	$—	$730,912	$(2,688)
Corporate bonds	1,330,835	(3,944)	68,345	(198)	1,399,180	(4,142)
Agency securities	424,306	(1,124)	9,979	(53)	434,285	(1,177)
Total	$2,486,053	$(7,756)	$78,324	$(251)	$2,564,377	$(8,007)
     As of March 31, 2024, we had no marketable debt securities with contractual maturities that exceeded 24 months. The fair values of marketable debt securities, by remaining contractual maturities, are as follows (in thousands):

March 31, 2024
Fair Value
Due in 1 year or less	$1,774,688
Due in 1 to 2 years	1,582,909
Total debt securities	$3,357,597
    The weighted-average remaining duration of our marketable debt securities is approximately 0.9 years as of March 31, 2024. As we view these marketable debt securities as available to support current operations, we classify marketable debt securities with maturities beyond 12 months as current assets under the caption "Marketable securities" on the condensed consolidated balance sheets.
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
We did not record any realized or unrealized gains, or realized losses for our non-marketable equity securities during the three months ended March 31, 2024 and March 31, 2023, and we recorded nil and an immaterial amount of unrealized losses for the three months ended March 31, 2024 and March 31, 2023, respectively.

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
    The following table summarizes the activity related to our non-marketable equity securities as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Cost of investments	$32,656	$31,656
Cumulative impairment and downward adjustment	—	—
Cumulative upward adjustment	30,632	30,632
Carrying amount of investments	$63,288	$62,288
3.    Financial Statements Details
Cash, Cash Equivalents and Restricted Cash
    The reconciliation of cash, cash equivalents and restricted cash reported on the unaudited condensed consolidated balance sheets to the total of the same such amounts in the unaudited condensed consolidated statements of cash flows is as follows (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$2,092,101	$1,938,606
Restricted cash included in other assets	860	858
Total cash, cash equivalents and restricted cash	$2,092,961	$1,939,464
Accounts Receivable, net
    Accounts receivable, net consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Accounts receivable	$1,098,983	$1,034,480
Product sales rebate and returns reserve	(8,942)	(9,911)
Accounts receivable, net	$1,090,041	$1,024,569
Inventories
    Inventories consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$979,947	$930,777
Finished goods	1,045,257	1,014,403
Total inventories	$2,025,204	$1,945,180

Property and Equipment, net
    Property and equipment, net consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Land	$45,160	$44,645
Equipment and machinery	152,410	144,850
Computer hardware and software	58,448	57,761
Leasehold improvements	34,706	34,584
Furniture and fixtures	3,563	3,576
Construction-in-process	338	4,242
Property and equipment, gross	294,625	289,658
Less: accumulated depreciation	(196,676)	(188,078)
Property and equipment, net	$97,949	$101,580
    Depreciation expense was $8.6 million and $7.1 million for the three months ended March 31, 2024 and 2023, respectively.
Accrued Liabilities
    Accrued liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued compensation-related costs	$62,920	$134,225
Accrued supplier liability	95,392	167,878
Accrued manufacturing costs	61,036	61,491
Accrued product development costs	10,063	1,041
Other	41,175	42,667
Total accrued liabilities	$270,586	$407,302
Contract Liabilities, Deferred Revenue and Other Performance Obligations
Contract Liabilities
    A contract liability is recognized when we have received customer payments in advance of our satisfaction of a performance obligation under a cancellable contract. The following table summarizes the activity related to our contract liabilities (in thousands):

	Three Months Ended March 31,
	2024	2023
Contract liabilities, beginning balance	$133,239	$103,448
Less: Revenue recognized from beginning balance	(12,000)	(9,243)
Less: Beginning balance reclassified to deferred revenue	(6,498)	(4,382)
Add: Contract liabilities recognized	24,877	15,224
Contract liabilities, ending balance	$139,618	$105,047
    As of March 31, 2024 and December 31, 2023, $59.4 million and $59.2 million of our contract liabilities, respectively, were included in "Other current liabilities" with the remaining balances included in "Other long-term liabilities" on the condensed consolidated balance sheets.

Deferred Revenue
    Deferred revenue is comprised mainly of unearned revenue related to multi-year post-contract support ("PCS") contracts, services and product deferrals related to contracts with acceptance clauses. The following table summarizes the activity related to our deferred revenue (in thousands):

	Three Months Ended March 31,
	2024	2023
Deferred revenue, beginning balance	$1,506,204	$1,041,246
Less: Revenue recognized from beginning balance	(284,283)	(214,450)
Add: Deferral of revenue in current period, excluding amounts recognized during the period	441,321	265,478
Deferred revenue, ending balance	$1,663,242	$1,092,274
Other Performance Obligations
    Other performance obligations totaling $809.0 million as of March 31, 2024 include unbilled multi-year PCS and service contract amounts of $543.5 million and $265.5 million of binding contractual agreements with certain customers that are primarily related to future product shipments.
Revenue from Total Remaining Performance Obligations
    Total revenue from our contract liabilities, deferred revenue and other performance obligations that is expected to be recognized in future periods amounts to $2.6 billion as of March 31, 2024. Approximately 79% of this future revenue is expected to be recognized over the next two years and the remaining 21% is expected to be recognized during the third to the fifth year.
Other Income (Expense), net
    Other income (expense), net consists of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest income	$63,823	$22,509
Gain (loss) on strategic investments	—	(5,571)
Other income (expense), net	(1,203)	(4,792)
Total	$62,620	$12,146

4.    Acquisition, Goodwill and Acquisition-Related Intangible Assets
Acquisitions
    We had no business acquisitions during the three months ended March 31, 2024 and 2023.
Goodwill
    No changes were made to the carrying values of goodwill for the three months ended March 31, 2024 and 2023.
Acquisition-Related Intangible Assets
    Acquisition-related intangible assets, excluding those that are fully amortized, were as follows (in thousands, except years):

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount		Weighted Average Remaining Useful Life (in years)
	December 31, 2023	Additions	March 31, 2024	December 31, 2023	Amortization	March 31, 2024	December 31, 2023	March 31, 2024
Developed technology	$154,930	$—	$154,930	$(102,493)	$(4,194)	$(106,687)	$52,437	$48,243	3.8
Customer relationships	54,620	—	54,620	(21,797)	(1,926)	(23,723)	32,823	30,897	4.5
Trade name	12,390	—	12,390	(8,882)	(570)	(9,452)	3,508	2,938	1.3
Total	$221,940	$—	$221,940	$(133,172)	$(6,690)	$(139,862)	$88,768	$82,078	4.0
    Amortization expense related to acquisition-related intangible assets was $6.7 million and $9.3 million for the three months ended March 31, 2024 and 2023, respectively.
    As of March 31, 2024, future estimated amortization expense related to the acquisition-related intangible assets is as follows (in thousands):

Future Amortization Expense
Remainder of 2024	$20,069
2025	19,642
2026	17,260
2027	13,436
2028	10,037
Thereafter	1,634
Total	$82,078

5.    Commitments and Contingencies
Leases
    We have operating lease arrangements for office space, data center, equipment and other corporate assets. As of March 31, 2024, we had lease payment obligations, net of immaterial sublease income, of $65.9 million, with $23.7 million payable within one year.
Purchase Commitments
    We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf. A significant portion of our purchase orders to our contract manufacturers for finished products consists of non-cancellable purchase commitments. In addition, we purchase strategic component inventory from certain suppliers under non-cancellable purchase commitments, including integrated circuits, which are consigned to our contract manufacturers. As of March 31, 2024, we had non-cancellable purchase commitments not recorded on our balance sheet of $1,457.7 million, of which $1,425.1 million have expected receipt dates within 12 months, and $32.6 million have expected receipt dates greater than 12 months. These open purchase orders are considered enforceable and legally binding, and while we may have some limited ability to reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services, this can only occur with the agreement of the related supplier.
    We also had deposits to our contract manufacturers to secure our purchase commitments in the amount of $131.8 million and $133.3 million as of March 31, 2024 and December 31, 2023, respectively, which were recorded within prepaid expenses and other current assets, as well as other assets in the condensed consolidated balance sheets.
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
    We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2024, provisions recorded for contingent losses related to other claims and matters have not been significant. Based on currently-available information, management does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable, and believes these other matters are not likely, individually and in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows; however, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.
6.    Stockholders’ Equity and Stock-Based Compensation
Stock Repurchase Program
    In October 2021, our board of directors authorized a $1.0 billion stock repurchase program (the “Existing Repurchase Program”). This authorization allows us to repurchase shares of our common stock that will be funded from working capital and expires in October 2024. Repurchases may be made at management's discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchases, trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or a combination of the foregoing. The Existing Repurchase Program, does not obligate us to acquire any of our common stock and may be suspended or discontinued by the company at any time without prior notice. As of March 31, 2024, the remaining authorized amount for stock repurchases under the Existing Repurchase Program was approximately $82.0 million. In April 2024, we repurchased the remaining $82.0 million of our common stock authorized under the Existing Repurchase Program.
A summary of the stock repurchase activity under the Existing Repurchase Program for the three months ended March 31, 2024 is as follows (in thousands, except per share amounts):

Three Months Ended
March 31, 2024
Aggregate purchase price	$62,653
Shares repurchased	228
Average price paid per share	$274.82
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
    Awards granted under the 2014 Plan could be in the form of Incentive Stock Options (“ISOs”), Nonstatutory Stock Options (“NSOs”), Restricted Stock Units (“RSUs”), Restricted Stock Awards (“RSAs”) or Stock Appreciation Rights (“SARs”). The number of shares available for grant and issuance under the 2014 Plan increases automatically on January 1 of each year commencing with 2016 by the number of shares equal to 3% of the outstanding shares of our common stock on the immediately preceding December 31, but not to exceed 50 million shares, unless our board of directors, in its discretion, determines to make a smaller increase. As of March 31, 2024, there remained approximately 84.8 million shares available for grant under the 2014 Plan. The 2014 Plan (the “Existing Plan”) expired on April 17, 2024, and our board of directors have approved the amendment, restatement and extension of the 2014 Plan (the “Restated Plan”), reducing the number of shares available for future grants, subject to the approval of our stockholders at our 2024 Annual Meeting of Stockholders on June 7, 2024. Refer to Note 10 Subsequent Events of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10Q for future discussion.
2014 Employee Stock Purchase Plan
    In April 2014, our board of directors and stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on the first day that our common stock was publicly traded. The number of shares reserved for issuance under the ESPP increases automatically on January 1 of each year by the number of shares equal to 1% of our shares outstanding on the immediately preceding December 31, but not to exceed 10 million shares, unless our board of directors, in its discretion, determines to make a smaller increase. Effective January 1, 2024, our board of directors authorized an increase of 3.1 million shares to the shares available for issuance under the ESPP. During the three months ended March 31,

2024, we issued 140,162 shares at a weighted-average purchase price of $114.40 per share under the ESPP. As of March 31, 2024, there remained approximately 26.4 million shares available for issuance under the ESPP.
Stock Option Activities
    The following table summarizes the option activity under our stock plans and related information (in thousands, except years and per share amounts):

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2023	2,457	$19.83	1.7	$529,931
Options granted	—	—
Options exercised	(679)	13.41
Options canceled	(24)	20.07
Balance—March 31, 2024	1,754	$22.32	1.8	$469,404
Vested and exercisable—March 31, 2024	1,629	$20.98	1.6	$438,107
Restricted Stock Unit (RSU) Activities
    A summary of the RSU activity is presented below (in thousands, except years and per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested balance—December 31, 2023	7,900	$112.76
RSUs and PRSUs granted	508	262.15
RSUs and PRSUs vested	(855)	96.35
RSUs and PRSUs forfeited/canceled	(195)	106.54
Unvested balance—March 31, 2024	7,358	$125.15
Stock-Based Compensation Expense
    The following table summarizes the stock-based compensation expense related to our equity awards (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$3,450	$2,975
Research and development	43,788	36,569
Sales and marketing	18,901	15,138
General and administrative	11,076	8,199
Total stock-based compensation	$77,215	$62,881
    As of March 31, 2024, there were $746.0 million of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 3.6 years.
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

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income	$637,692	$436,473
Denominator:
Basic weighted-average shares outstanding	313,032	306,985
Add weighted-average effect of dilutive securities:
Employee equity awards	6,833	8,593
Diluted weighted-average shares outstanding	319,865	315,578
Net income per share:
Basic	$2.04	$1.42
Diluted	$1.99	$1.38
    The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share for the periods presented because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Employee equity awards	166	374

8.    Income Taxes (in thousands, except percentages)

	Three Months Ended March 31,
	2024	2023
Income before income taxes	$722,761	$496,724
Provision for income taxes	85,069	60,251
Effective tax rate	11.8%	12.1%
    The decrease in the effective tax rates in the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to a favorable change in the jurisdictional mix of earnings.
9.    Geographical Information
    We operate in one reportable segment. The following table represents revenue based on customers’ shipping addresses (in thousands):

	Three Months Ended March 31,
	2024	2023
Americas(1)	$1,255,391	$1,115,011
Europe, Middle East and Africa	141,554	128,316
Asia-Pacific	174,429	108,024
Total revenue	$1,571,374	$1,351,351
(1) Includes $1,232.8 million and $1,094.6 million revenue generated from the U.S. for the three months ended March 31, 2024 and March 31, 2023, respectively.

    Long-lived assets, net, excluding intercompany receivables, investments in subsidiaries, privately-held equity investments and deferred tax assets, by location are summarized as follows (in thousands):

	March 31, 2024	December 31, 2023
United States	$76,782	$79,728
International	21,167	21,852
Total	$97,949	$101,580
10. Subsequent Events
Stock Repurchases
On May 3, 2024, our board of directors authorized a new $1.2 billion stock repurchase program (the “New Repurchase Program”, together with the “Existing Repurchase Program,” the “Repurchase Programs”), which commences in May 2024 and expires in May 2027. This authorization allows us to repurchase shares of our common stock that will be funded from working capital. Repurchases may be made at management's discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchases, trading plans under Rule 10b5-1 of the Exchange Act, or a combination of the foregoing. In April 2024, we repurchased an additional $82.0 million shares of our common stock which completed our repurchases under the Existing Repurchase Program. The Repurchase Programs do not obligate Arista to acquire any of its common stock, and may be suspended or discontinued by the company at any time without prior notice.
Equity Incentive Plan
On April 17, 2024, our board of directors, acting upon the recommendation of the Compensation Committee of our board of directors, adopted an amendment, restatement and extension of the Arista Networks, Inc. 2014 Equity Incentive Plan (the “Restated Plan”), effective April 17, 2024 (the “Effective Date”), subject to approval of our stockholders at our 2024 Annual Meeting of Stockholders.
The Restated Plan provides for the grant of equity-based awards, including stock options, restricted stock units, restricted stock, stock appreciation rights, and performance awards. The share pool available under the prior version of our 2014 Equity Incentive Plan (the “Prior Plan”) was extinguished as of the Effective Date, and the Restated Plan provides for a new share pool not to exceed (i) 13,200,000 shares of our Common Stock (“Shares”), plus (ii) any Shares subject to awards under the Prior Plan that, on or after the Effective Date, expire or otherwise terminate without having been exercised in full, or that are forfeited to or repurchased by us, including net settlement of Shares subject to restricted stock units, with the maximum number of Shares to be added to the Restated Plan as a result of clause (ii) equal to 10,039,657 Shares. The Restated Plan’s terms are substantially similar to the Prior Plan’s terms, including with respect to treatment of equity awards in the event of a “change in control” as defined under the Restated Plan, but with certain modifications, including the elimination of the automatic “evergreen” share reserve increase provided for under the Prior Plan.
The Restated Plan will be subject to approval of our stockholders at the 2024 Annual Meeting of Stockholders. If stockholder approval of the Restated Plan is not obtained at the 2024 Annual Meeting of Stockholders, then any award granted under the Restated Plan will be forfeited. In accordance with New York Stock Exchange Listing Rule 303A.08, no Shares underlying awards granted on or after the Effective Date shall be issued until stockholder approval is obtained.
The foregoing description of the Restated Plan is not complete and is qualified in its entirety by reference to the full text thereof, a copy of which is attached as Exhibit 3.1 to our Current Report on Form 8-K filed on April 23, 2024.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
    You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K filed with the SEC on February 12, 2024. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
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
We generate revenue primarily from sales of our switching and routing platforms, which incorporate Arista's EOS software, and related network applications. We also generate revenue from post-contract support ("PCS"), which customers typically purchase in conjunction with our products, and renewals of PCS. We sell our products through both our direct sales force and our channel partners. Our customers span a range of industries and geographies including large cloud customers or hyperscalers, other internet providers, service providers, financial services organizations, government agencies and a cross section of enterprise customers. Over the past five years, we have diversified the types of enterprise customers we sell to and have continued to expand our presence across a wide spectrum of industries including media and entertainment, healthcare, oil and gas, education, manufacturing, industrial, and more.
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
Our business is emerging from a period of unprecedented global supply chain disruptions. Throughout this period, we made significant supply chain investments, including funding additional working capital and incremental purchase commitments in response to extended visibility to deployment plans from our customers. We have worked closely with our contract manufacturers and supply chain partners to ramp production following a period of delayed component sourcing and workforce disruptions. Increased capacity has allowed us to ship products against previously committed demand/deployment plans and accelerate some deployments where needed, while trying to limit building customer inventory, and to some extent balancing customer lead times with those currently experienced from our key suppliers. As a result, some shipments against these previously committed demand/deployment plans have extended into 2024.
As the global supply chain has experienced some improvements and as customer lead times have been reduced from their peak, we have seen and expect to continue to see a commensurate reduction in visibility to customer demand and a gradual return to shorter demand-planning horizons resulting in lower demand levels. Given these shipment and order patterns, near term revenue trends may not be solely reflective of current demand levels, but as discussed above will benefit from demand/deployment plans that had been previously committed. While inventory and working capital levels may remain elevated in the near term, we expect that purchase commitments will begin to level off as supplier lead times shorten, but will remain volatile as we ramp new product introductions. The larger magnitude of these balances, combined with a reduction in customer demand-planning horizons and shifting customer product priorities, has resulted in increased risk that we may not be able to sell all of this inventory, which in turn has resulted, and may in the future result, in additional excess and obsolete inventory and supplier liability charges.
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
    Management continues to actively monitor the impact of macroeconomic factors on the Company's financial condition, liquidity, operations, suppliers, industry, and workforce. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, the impact on our customers, partners, employees, contract manufacturers and supply chain, all of which continue to evolve and are unpredictable. In addition, any continued or renewed disruption in manufacturing and supply resulting from these factors could negatively impact our business. We also believe that some of our customers, following a year of elevated purchases, must now consider changing technology roadmaps and priorities, including the need for the deployment of AI and related technologies, resulting in some uncertainty as to future investment plans and a more constrained approach to some forecasts and orders in the near term. In addition, any prolonged economic disruptions or further deterioration in the global economy could have a negative impact on demand from our customers in future periods, particularly in the enterprise market where we are continuing to expand our penetration. Accordingly, current results and financial conditions discussed herein may not be indicative of future operating results and trends.

Results of Operations
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Revenue, Cost of Revenue and Gross Margin (in thousands, except percentages)

	Three Months Ended March 31,
	2024	2023	Change in
	$	$	$	%
Revenue
Product	$1,328,845	$1,172,094	$156,751	13.4%
Service	242,529	179,257	63,272	35.3
Total revenue	1,571,374	1,351,351	220,023	16.3
Cost of revenue
Product	521,679	508,862	12,817	2.5
Service	48,316	37,982	10,334	27.2
Total cost of revenue	569,995	546,844	23,151	4.2
Gross profit	$1,001,379	$804,507	$196,872	24.5%
Gross margin	63.7%	59.5%

Revenue by Geography (in thousands, except percentages)

	Three Months Ended March 31,
	2024	% of Total	2023	% of Total
Americas	$1,255,391	79.9%	$1,115,011	82.5%
Europe, Middle East and Africa	141,554	9.0	128,316	9.5
Asia-Pacific	174,429	11.1	108,024	8.0
Total revenue	$1,571,374	100.0%	$1,351,351	100.0%
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
    Product revenue increased by $156.8 million, or 13.4% for the three months ended March 31, 2024, compared to the same period in 2023. This increase reflects higher demand and shipments of our switching and routing platforms across our customer base, in particular a strong contribution from our enterprise customers. In addition, service revenue increased by $63.3 million, or 35.3% for the three months ended March 31, 2024, compared to the same period in 2023, as a result of continued growth in initial and renewal support contracts as our customer installed base has continued to expand. International revenue represented 20.1% of total revenue for the three months ended March 31, 2024, increasing from 17.5% for the same period in the prior year, which was primarily driven by a reduction in the mix of sales to our large global customers in the Americas region.
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
    Cost of revenue increased by $23.2 million, or 4.2% for the three months ended March 31, 2024, compared to the same period in 2023. These increases were primarily driven by a corresponding increase in product and service revenues, partially offset by a decrease in logistics costs and excess/obsolete inventory and supplier liability charges.
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
    Gross margin increased from 59.5% to 63.7% for the three months ended March 31, 2024, compared to the same period in 2023. These changes reflect an improvement in product margins driven by a decrease in logistics costs and excess/obsolete inventory and supplier liability charges, combined with the leverage of fixed overhead costs on a higher revenue base, and a lower mix of revenue from our larger customers.
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

	Three Months Ended March 31,
	2024	2023	Change in
	$	$	$	%
Operating expenses:
Research and development	$208,395	$201,408	$6,987	3.5%
Sales and marketing	105,080	93,492	11,588	12.4
General and administrative	27,763	25,029	2,734	10.9
Total operating expenses	$341,238	$319,929	$21,309	6.7%
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
    Research and development expenses increased by $7.0 million, or 3.5% for the three months ended March 31, 2024, compared to the same period in 2023. The increase was primarily driven by an increase in personnel costs due to headcount growth, and partially offset by a decrease in new product introduction costs primarily due to timing of third-party engineering projects and deliverables.
Sales and marketing
    Sales and marketing expenses consist primarily of personnel costs, marketing, trade shows, and other promotional activities, and an allocated portion of facility and IT costs. We expect our sales and marketing expenses to increase in absolute dollars as we continue to expand our sales and marketing efforts worldwide.
    Sales and marketing expenses increased by $11.6 million, or 12.4% for the three months ended March 31, 2024, compared to the same period in 2023, which was primarily driven by increased personnel costs due to headcount growth.
General and administrative
    General and administrative expenses consist primarily of personnel costs and professional services costs for our finance, human resources, legal and certain executive functions. Our professional services costs are primarily related to external legal, accounting and tax services.
    General and administrative expenses increased by $2.7 million, or 10.9% for the three months ended March 31, 2024, compared to the same period in 2023, which was primarily attributable to an increase in personnel costs, in particular stock-based compensation.
Other Income (Expense), Net (in thousands, except percentages)
    Other income (expense), net consists primarily of interest income from our cash, cash equivalents and marketable securities, gains and losses on our marketable equity securities and strategic investments, and foreign currency transaction gains and losses. We expect other income (expense), net may fluctuate in the future as a result of the re-measurement of our equity investments upon the occurrence of either observable price changes or impairments, changes in interest rates or returns on our cash and cash equivalents and marketable securities, and foreign currency exchange rate fluctuations.

	Three Months Ended March 31,
	2024	2023	Change in
	$	$	$	%
Other income (expense), net:
Interest income	$63,823	$22,509	$41,314	183.5%
Gain (loss) on strategic investments	—	(5,571)	5,571	(100.0)
Other income (expense), net	(1,203)	(4,792)	3,589	(74.9)
Total other income (expense), net	$62,620	$12,146	$50,474	415.6%
    The favorable movement in other income (expense), net, during the three months ended March 31, 2024 compared to the same period in 2023 was primarily driven by increased interest income of $41.3 million due to an increase in our cash and investment balances, coupled with higher interest rates.
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

	Three Months Ended March 31,
	2024	2023	Change in
	$	$	$	%
Income before income taxes	$722,761	$496,724	$226,037	45.5%
Provision for income taxes	85,069	60,251	24,818	41.2%
Effective tax rate	11.8%	12.1%
    The decrease in the effective tax rates for the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to a favorable change in the jurisdictional mix of earnings.
Liquidity and Capital Resources
    Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of March 31, 2024, our total balance of cash, cash equivalents and marketable securities was approximately $5.45 billion, of which approximately $801.1 million was held outside the U.S. in our foreign subsidiaries.
    Our cash, cash equivalents and marketable securities are held for general business purposes, including the funding of working capital. Our marketable securities investment portfolio is primarily invested in highly-rated securities, with the primary objective of minimizing the potential risk of principal loss. We plan to continue to invest for long-term growth. We believe that our existing balances of cash, cash equivalents and marketable securities, together with cash generated from operations, will be sufficient to meet our working capital requirements and our growth strategies for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced product and service offerings, our costs associated with supply chain activities, including access to outsourced manufacturing, our costs related to investing in or acquiring complementary or strategic businesses and technologies, the continued market acceptance of our products, stock repurchases, and capital expenditures, including the planned construction of an office for office and lab space. If we require or elect to seek additional capital through debt or equity financing in the future, we may not be able to raise capital on terms acceptable to us or at all. If we are required and unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.

Cash Flows (in thousands)

	Three Months Ended March 31,
	2024	2023
Cash provided by operating activities	$513,805	$374,483
Cash provided by (used in) investing activities	(295,650)	(21,747)
Cash used in financing activities	(63,050)	(68,403)
Effect of exchange rate changes	(1,608)	314
Net increase in cash, cash equivalents and restricted cash	$153,497	$284,647
Cash Flows from Operating Activities
    During the three months ended March 31, 2024, cash provided by operating activities was $513.8 million, consisting of net income of $637.7 million, non-cash adjustments to net income of $7.2 million and offset by a net increase of $131.1 million in working capital requirements. The non-cash adjustments to net income were driven by stock-based compensation and depreciation and amortization, largely offset by an increase in deferred taxes primarily due to the capitalization of research and development costs under Section 174 of the Internal Revenue Code ("IRC"). The increase in working capital requirements primarily consisted of a $343.8 million decrease in accounts payable and accrued liabilities primarily due to timing of inventory-related receipts and payments, an $80.0 million increase in inventory and an increase in accounts receivable of $65.5 million. These cash outflows were partly offset by a $157.5 million increase in income tax payables related to timing of payments, and an increase in deferred revenue of $157.0 million primarily resulting from an increase in customer PCS contracts, partly offset by a reduction in product deferred revenue related to customer contracts with acceptance terms, and a $38.1 million decrease in prepaid and other assets.
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
Cash Flows from Investing Activities
    During the three months ended March 31, 2024, cash used in investing activities was $295.7 million, consisting of purchases of available-for-sale securities of $912.4 million, and purchases of property and equipment of $9.4 million. These amounts were partially offset by proceeds from maturities and sales of marketable securities of $627.2 million.
    During the three months ended March 31, 2023, cash used in investing activities was $21.7 million, consisting of purchases of available-for-sale securities of $861.6 million, and purchases of property and equipment of $5.6 million. These amounts were partially offset by proceeds from maturities and sales of marketable securities of $845.7 million.
Cash Flows from Financing Activities
    During the three months ended March 31, 2024, cash used in financing activities was $63.1 million, consisting of payments for repurchases of our common stock from the open market of $62.7 million, and employee taxes withheld and paid of $25.5 million upon vesting of restricted stock units, partially offset by proceeds from the issuance of common stock under employee equity incentive plans of $25.1 million.
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
Stock Repurchase Programs
    From time to time, we repurchase shares of our common stock pursuant to our Repurchase Programs that are funded from working capital. The Existing Repurchase Program allowed for stock repurchases of up to $1.0 billion through October 2024 and was completed in April 2024, and the New Repurchase Program will allow for repurchases of an additional $1.2 billion through May 2027. The New Repurchase Program does not obligate us to acquire any of our common stock and may be suspended or discontinued by the company at any time without prior notice. During the three months ended March 31, 2024, we repurchased a total of $62.7 million of our common stock under our Existing Repurchase Program and no repurchases have been made under our New Repurchase Program. As of March 31, 2024, the remaining authorized amount for repurchases under the Existing Repurchase Program was $82.0 million. In April 2024, we repurchased the remaining $82.0 million of our common stock authorized under the Existing Repurchase Program. Refer to Note 6. Stockholders' Equity and Stock-Based Compensation and Note 10. Subsequent Events of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for further discussion.
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
    Our material cash requirements include the following contractual and other obligations:
Purchase Obligations
    Purchase obligations not recorded on our balance sheet represent an estimate of all non-cancellable open purchase orders and contractual obligations, made either directly by Arista or by our contract manufacturers on our behalf, in the ordinary course of business for which we have not received the goods or services. As of March 31, 2024, we had $1,457.7 million of such purchase obligations, of which $1,425.1 million are expected to be received within one year, and $32.6 million are expected to be received after one year. These open purchase orders are considered enforceable and legally binding, and while we may have some limited ability to reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services, this can only occur with the agreement of the related supplier.
    Leases
    We have operating lease arrangements for office space, data center, equipment and other corporate assets. As of March 31, 2024, we had lease payment obligations, net of immaterial sublease income, of $65.9 million, with $23.7 million payable within one year.
Property project
During the year ended December 31, 2021, we purchased land and the improvements thereon in Santa Clara, California to construct a building for office and lab space. The estimated capital expenditures related to this project is estimated to be approximately $80.0 to $100.0 million for the year ending 2024, with construction expected to commence in the second half of 2024.
    Accrued Income Taxes
    As of March 31, 2024, we have recorded long-term tax liabilities of $107.2 million related to uncertain tax positions; however, we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.
In connection with the Tax Cuts and Jobs Act of 2017 (“TCJA”), effective January 1, 2022, the TCJA eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to IRC Section 174. We estimate the incremental cash tax impact resulting from these regulations to be approximately $200.0 million for 2024. It is anticipated that IRC Section 174 will result in cash tax outlays exceeding our income tax expense over the next two years unless the current legislation is changed. There has been no material change to our effective tax rate as a result of this legislation.

    Off-balance Sheet Arrangements
    As of March 31, 2024, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Estimates
    Our management’s discussion and analysis of financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected. We believe the critical accounting estimates in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K filed with the SEC on February 12, 2024 reflect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There have been no significant changes to our critical accounting estimates as disclosed in our Annual Report on Form 10-K.
Recent Accounting Pronouncements
    Refer to the subheading titled “Recently Adopted Accounting Pronouncements” in Note 1. Organization and Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
    We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates, and equity investment risk. Our exposure to market risk has not changed materially since December 31, 2023. For quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
    Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
    There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, that occurred during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•failure to successfully carry out new product and service offerings and expand into adjacent markets could adversely impact our business;
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
As a consequence of the concentrated nature of our customer base and their purchasing behavior, our quarterly revenue and results of operations have fluctuated from quarter to quarter and are difficult to estimate and we expect the fluctuations to continue. Changes in the business requirements or focus, upgrade cycles, vendor selection, project prioritization, manner in which spending allocations are assigned among multiple vendors based upon specific network roles or projects, financial prospects, lack of growth of our large customers, capital resources and expenditures or purchasing behavior and deceleration in spending of these customers could significantly decrease our sales to such customers or could lead to delays, reductions or cancellations of planned purchases of our products or services. In addition, an increased focus on the deployment of AI enabled solutions by these customers has accelerated the need for advanced technology offerings including some offerings from potential new market entrants. This prioritization of AI related infrastructure investment has come in conjunction with the announcement of various cost reduction measures by such customers, including optimization and increased efficiency in non-AI related capital expenditures. In some instances, such measures have had, and may continue to have, an impact on certain current or future projects and have reduced our visibility to customer demand, increased our risk of excess and obsolescence charges on existing products, and may result in reductions in future demand and negatively impact our revenue, financial condition, business or prospects.
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
We may be unable to sustain or increase our revenue from our large customers, grow revenue with new or other existing customers at the rate we anticipate or at all, or offset a decline or discontinuation of concentrated purchases by our larger customers with purchases by new or existing customers. These customers could reduce their spending levels or otherwise could choose to divert all or a portion of their business with us to one of our competitors, re-assign spending allocations, increase their adoption of "white box" solutions and open-source network operating systems, demand pricing concessions for our services, or require us to provide enhanced services that increase our costs. Moreover, the AI market is new and customers continue to evaluate their opportunity in this market, and the potential demand for our AI Ethernet switches may not develop as anticipated or at all. If these factors drive some of our large customers to cancel all or a portion of their business relationships with us, the growth in our business and the ability to meet our current and long-term financial forecasts may be materially impacted. We expect that such concentrated purchases will continue to contribute materially to our revenue for the foreseeable future and that our results of operations may fluctuate materially as a result of such larger customers’ buying patterns. In addition, we may see consolidation of our customer base, such as among Internet companies and cloud service providers, which could result in the loss of customers. The loss of such customers, or a significant delay or reduction in their purchases, including reductions or delays due to customer departures from recent buying patterns, or an unfavorable change in competitive conditions could materially harm our business, financial condition, results of operations and prospects.
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
Our products rely on components, including merchant silicon chips, integrated circuit components, printed circuit boards, connectors, custom-tooled sheet metal and power supplies that we purchase, or our contract manufacturers purchase on our behalf from a limited number of suppliers, including certain sole source providers. Generally, we do not have guaranteed supply contracts with our component suppliers, and our suppliers have, or in the future could continue to, suffer shortages, require longer lead times, delay shipments, prioritize shipments to other vendors, reject orders, decommit orders, increase prices, impose expedite fees or cease manufacturing such products or selling them to us at any time. Supply of these components worldwide was and could continue to be adversely affected by supply constraints, as well as industry consolidation and geopolitical conditions such as international trade wars like the U.S. trade war with China, the Russia-Ukraine conflict, Israel-Hamas conflict, the Houthi attacks on marine vessels in the Red Sea, and increased political tensions in Russia, Europe or Asia. Such shortages, increased component lead times, reduced allocations of components and decommitments of orders have resulted in and may continue to result in increased component prices, fewer sourcing options, unpredictability of supply, prolonged manufacturing disruptions and increased product lead times, which has impacted and may continue to adversely impact our revenue and gross margins.
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
Our product development efforts are also dependent upon the success of our continued collaboration with our key merchant silicon vendors such as Broadcom and Intel. As we develop our product roadmap, we select specific merchant silicon from these vendors for each new product. It is critical that we work in tandem with these vendors to ensure that their silicon includes improved features, that our products take advantage of such improved features, and that such vendors are able to supply us with sufficient quantities on commercially reasonable term to meet customer demand. Reliance on these relationships allows us to focus our research and development resources on our software core competencies while leveraging their investments and expertise. The merchant silicon vendors may not be successful in continuing to innovate, develop products that outperform their competitors or meet the requirements of our customers, meet deadlines for the release of their products or produce a sufficient supply of their products. Moreover, these vendors may not collaborate with us or may become competitive with us by selling merchant silicon for “white boxes” with open-source network operating systems or other products to our customers.
If our key merchant silicon vendors do not continue to innovate, develop products that outperform their competitors or fail to meet the requirements of our customers, if there are delays in the release of their products or supply shortages, if they no longer collaborate in such fashion or if such merchant silicon is not offered to us on commercially reasonable terms, our products may become less competitive, our own product launches could be delayed or we may be required to redesign our products to incorporate alternative merchant silicon, which could result in lost sales, reduce gross margins, damage to our customer relationships or otherwise have a material effect on revenue and business, financial condition, results of operations and prospects.
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
Our revenue growth rates in previous periods may not be indicative of our future performance. We have experienced annual revenue growth rates of 33.8%, 48.6%, 27.2%, and -3.9% in 2023, 2022, 2021 and 2020, respectively. In the future, our revenue growth rates will continue to be volatile due to cyclical trends in our business, and as we become more penetrated in our existing customer base and product markets and look to enter and expand into new markets. In addition, we have experienced supply constraints that have resulted in manufacturing and shipment delays, which have negatively affected the timing of revenue recognition. If these manufacturing and supply chain disruptions recur and/or if we are unable to reduce our lead times it could also result in the cancellation of orders by customers, reduce demand from existing customers in future periods, and increase difficulty in adding new customers. Other factors may also contribute to declines in our growth rates, including changes in demand for our products and services, particularly from our large customers, the deterioration of the financial performance, condition or prospects of our large customers, changes in capital spending by our large customers, increased competition, price sensitivities from our customers to increases in our pricing, our ability to successfully manage our expansion or continue to capitalize on growth opportunities, the maturation of our business, the Russia-Ukraine and Israel-Hamas conflicts, the Houthi attacks on marine vessels in the Red Sea, a potential global economic downturn or recession that would particularly impact our enterprise customers, uncertainty in the global banking and financial service markets and other general economic and international trade conditions such as political tensions between Taiwan and China and international trade wars involving the U.S. and China and other countries, and our ability to be successful in the AI market and adjacent markets, such as campus switching, WiFi networking markets and network security markets. We have experienced volatility in demand from certain of our large customers, and some of our large customers have announced various cost reduction measures or are considering changing technology roadmaps and priorities including the need for the deployment of AI and related technologies, which have had and could continue to have, an impact on certain current or future projects and have reduced our visibility to demand for these customers, which may result in reductions in overall demand from these customers in future periods and negatively impact our revenue, financial condition, business or prospects. You should not rely on our revenue for any prior quarterly or annual period as an indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected, and our stock price could be volatile.
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
•our inability to fulfill our customers’ orders, the deferral, reduction or cancellation of orders or the delay in shipment of our products;
•the reduction in future demand for our products by our customers or increased difficulty in adding new customers due to the unavailability or unpredictable supply of inventory, supply chain delays, access to key commodities or technologies, manufacturing disruptions or other events that impact our manufacturers or their suppliers;
•announcements by us or other competitors of new products or product enhancements, warranty returns, general economic conditions or other factors;
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
•the inclusion of any acceptance provisions in our customer contracts or any delays in acceptance, or rejection, of those products;
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

•decisions by potential customers to purchase our networking solutions from larger, more established vendors, white box vendors with open-source network operating systems or their primary network equipment vendors;
•disruptions caused by pandemics, such as the COVID-19 pandemic, and the government restrictions in response to pandemics;
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
A substantial portion of our business and revenue depends on the growth and evolution of the networking market, including the evolution of the market for AI networks and the future deployment of Ethernet networking solutions in these AI networks. The market demand for networking solutions has increased in recent years as customers have deployed larger, more sophisticated networks and have increased the use of virtualization and cloud computing. The continued growth of this market will be dependent upon many factors including but not limited to the adoption of and demand for our customers’ products and services, the expansion, evolution and build out of our customers’ networks, the capacity utilization of existing network infrastructures, changes in the technological requirements for the products and services to be deployed in these networks, the amount and mix of capital spending by our customers, including any changing technology priorities such as the deployment of AI and related technologies, the development of network switches and cloud service solutions by our large customers for internal use, the financial performance and prospects of our customers, the availability of capital resources to our customers, changes in government regulation that could impact networking business models including those regulations related to AI, cybersecurity, privacy, data protection and net neutrality, our ability to provide networking solutions that address the needs of our customers more effectively and economically than those of other competitors or existing technologies and general economic conditions.
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
We have made substantial investments to develop new products and services and enhancements to existing products through our acquisitions and internal research and development efforts to expand our product offerings and maintain our revenue growth. If we are unable to anticipate technological changes in our industry by introducing new or enhanced products and services in a timely and cost-effective manner or if we fail to introduce products and services that meet market demand, we may lose our competitive position, our products may become obsolete, and our business, financial condition or results of operations could be adversely affected. For example, with our most recently introduced 800 GbE and AI focused Ethernet products, our ability to continue to maintain our competitive position with our customers will depend on our ability to deliver these new products in a timely manner, our customers' acceptance of these products and the growth of the markets that these products serve. In addition, the evaluation, testing and qualification of our new products by our customers may be lengthy and may require contractual acceptance clauses, which could delay our revenue recognition, and impact our revenue and deferred revenue balances. In the event that we are not able to satisfy such acceptance clauses, we may be required to accept product returns from our customers, which would reduce our deferred revenue balances and prevent us from recognizing revenue on such transactions.
Additionally, from time to time, we invest in expansion into adjacent markets, including campus and WiFi networking, cloud and enterprise routing markets, network security markets and SD-WAN markets. Although we believe these solutions are complementary to our current offerings, we have less experience and a more limited operating history in these markets, and our efforts in this area may not be successful. Expanding our services in existing and new markets and increasing the depth and breadth of our presence imposes significant burdens on our marketing, compliance, and other administrative and managerial resources. Our plan to expand and deepen our market share in our existing markets and possibly expand into additional markets is subject to a variety of risks and challenges. Our success in these new markets depends on a variety of factors, including but not limited to our ability to develop new products, new product features and services that address the customer requirements for these markets, attract a customer base in markets in which we have less experience, compete with new and existing competitors in these adjacent markets, and gain market acceptance of our new products. In addition, when we introduce new products, it could take time for manufacturing to ramp production and fulfill customer demand.
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
We expect our gross margins to vary over time and the gross margins we have achieved in recent years may not be sustainable and may be adversely affected in the future by numerous factors, including but not limited to pricing pressure on our products and services due to competition, the ability of more fully integrated competitors to bundle their networking products with other products, or utilize proprietary silicon in their products, the mix of sales to large customers who generally receive lower pricing, the mix of products sold, manufacturing-related costs, including costs associated with supply chain sourcing activities, merchant silicon costs, and excess/obsolete inventory charges, including charges for excess/obsolete component inventory held by our contract manufacturers. In addition, other factors that may impact our gross margins over time include the introduction of new products and new business models including the sale and delivery of more software and subscription solutions, entry into new markets or growth in lower margin markets, entry in markets with different pricing and cost structures, pricing discounts given to customers, costs associated with defending intellectual property rights infringement, misappropriation or other violation claims and the potential outcomes of such disputes, increased costs arising from epidemics, changes in distribution channels, increased warranty costs, and our ability to execute our operating plans. In addition, inflationary pressures and shortages have increased and may continue to increase costs for certain materials, components, supplies and services. As a result of cost inflation in our supply chain, we have implemented targeted price increases from time to time. However, these price increases could result in a decrease in demand for our products which would decrease revenue. In addition, if business were subject to sustained economic stress or recession, many of the risk factors identified in this risk factors section could be heightened. We determine our operating expenses largely on the basis of anticipated revenue and a high percentage of our expenses are fixed in the short and medium term. As a result, a failure or delay in generating or recognizing revenue could cause significant variations in our operating results and operating margin from quarter to quarter. Failure to sustain or improve our gross margins reduces our profitability and may have a material adverse effect on our business and stock price.
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
The data center and campus networking markets have been historically dominated by Cisco, with competition also coming from other large network equipment and system vendors, including Extreme Networks, Dell/EMC, Hewlett Packard Enterprise, Nvidia, Juniper Networks and white box networking vendors utilizing open-source operating systems. Most of our competitors and some strategic alliance partners have made acquisitions and/or have entered into or extended partnerships or other strategic relationships to offer more comprehensive product lines, including cloud networking solutions and network security. For example, Cisco acquired Acacia Communications, Broadcom acquired Brocade Communications and VMware, Dell acquired Force10 Networks, Hewlett Packard Enterprise recently announced the acquisition of Juniper Networks. This industry consolidation may lead to increased competition and may harm our business. Large system vendors are increasingly seeking to deliver vertically integrated cloud networking solutions to customers that combine cloud-focused hardware and software solutions as an alternative to our products. We expect this trend to continue as companies attempt to strengthen their market positions in an evolving industry and as companies are acquired or are unable to continue operations. Industry consolidation may result in stronger competitors that are better able to compete with us, and this could lead to more variability in our results of operations and could have a material adverse effect on our business, the pricing of our solutions, financial condition, results of operations and prospects.
We also face competition from other companies and new market entrants, including current technology partners, suppliers and customers or other cloud service providers who may acquire or develop network switches and cloud service solutions for internal use and/or to broaden their portfolio of products to market and sell to customers. Some of these competitors are developing networking products based on off-the-shelf or commoditized hardware technology, or “white box” hardware, particularly where a customer’s network strategy seeks to emphasize deployment of such product offerings or adopt a disaggregated approach to the procurement of hardware and software. Customers may also increase their adoption of networking solutions based upon open-source network operating systems that may be provided for free and used either on “white box” or proprietary hardware. As new markets emerge like AI, we expect the field to remain intensely competitive. In addition, we have not established broad market awareness or acceptance of our AI Ethernet products that will compete against more established InfiniBand products or against the AI Ethernet products of other competitors. Furthermore, the entrance of new competitors into our markets or the increased adoption of these new technology solutions or consumption models may cause downward pricing pressures, result in lost sales or otherwise have a material adverse effect on our business, prospects, financial condition and operating results.
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
In addition, large competitors may have more extensive relationships with and within existing and potential customers that provide them with an advantage in competing for business with those customers or may have a dominant market position in certain markets that they can utilize to leverage sales of their Ethernet switching products. For example, certain large competitors encourage customers of their other products and services to adopt their data networking solutions through discounted bundled product packages. Our ability to compete will depend upon our ability to provide a better solution than our competitors at a more competitive price. We may be required to make substantial additional investments in research, development, marketing and sales in order to respond to competition, and we cannot assure you that these investments will achieve any returns for us or that we will be able to compete successfully in the future.
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
Our large customers have significant purchasing power and, as a result, generally receive more favorable terms and conditions than we typically provide to other customers, including lower prices, bundled upgrades, extended warranties, acceptance terms, indemnification terms and extended return policies and other contractual rights. As we seek to sell more products to these large customers, an increased mix of our shipments may be subject to such terms and conditions, which may reduce our margins or affect the timing and amount of revenue, and thus may have an adverse effect on our business, financial condition, results of operations and prospects.
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
Even after a customer makes a purchase, there may be circumstances or terms relating to the purchase that delay our ability to recognize revenue from that purchase including acceptance terms contained in such agreements. In addition, the significance and timing of our product enhancements, and the introduction of new products by our competitors, may also affect customers’ purchases. For all of these reasons, it is difficult to predict whether a sale will be completed, the particular period in which a sale will be completed or the period in which revenue from a sale will be recognized, if at all. If our sales cycles lengthen or acceptance of such products is not achieved, our revenue could be lower than expected, which would have an adverse effect on our business, financial condition, results of operations and prospects.
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
Most of our contracts with customers are on an open credit basis, with standard payment terms payment terms of 30 to 90 days. We monitor individual end-customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the customers can pay and maintain reserves we believe are adequate to cover exposure for doubtful accounts. We are unable to recognize revenue from shipments until the collection of those amounts becomes reasonably assured. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could adversely affect our results of operations and delay our ability to recognize revenue.
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
In order to reduce manufacturing lead times and plan for adequate component supply, we have issued and expect to continue to issue purchase orders for components and products that are non-cancellable and non-returnable, including purchase commitments for semiconductors as disclosed in Note 5. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. Industry wide supply chain shortages resulted in extended lead time for components, which required us to extend the lead time horizon of our demand forecast for such components and increased our purchase commitments for long lead time components. Although our purchase commitments for components and products have declined, they may increase in the future due to new product introductions or changed supplier terms and conditions. There is no guarantee that suppliers will meet their commitments or that actual customer demand will not be lower than our demand forecasts. As customer lead times improve more broadly, we have seen and expect to continue to see a commensurate reduction in visibility to customer demand and a gradual return to a somewhat shorter demand-planning horizon. Additionally, certain customers have and may continue to engage in cost reduction measures including reductions in capital expenditures and other efficiency efforts which may result in a cancellation of orders or reduce demand for our products. We establish a liability for non-cancellable, non-returnable purchase commitments with our component inventory suppliers for quantities in excess of our demand forecasts, or for products that are considered obsolete. In addition, we establish a liability and reimburse our contract manufacturer for component inventory purchased on our behalf that has been rendered excess or obsolete due to manufacturing and engineering change orders, or in cases where inventory levels greatly exceed our demand forecasts. The larger magnitude of these balances, combined with a reduction in customer demand-planning horizons and shifting product priorities, has resulted in increased risk that we may not be able to sell all of this inventory, which in turn has resulted, and may in the future result, in additional excess and obsolete inventory-related charges. Our non-cancellable commitments and the cash deposits to secure our purchases with our contract manufacturers are disclosed in Note 5. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. If we ultimately determine that we have excess or obsolete inventory, we may have to reduce our prices and write down inventory to its estimated realizable value, which in turn could result in lower gross margins. If we are unable to effectively manage our supply and inventory, our business, financial condition, results of operations and prospects could be adversely affected.
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
If we add or change contract manufacturers or change any manufacturing plant locations within a contract manufacturer network, we would add additional complexity and risk to our supply chain management and may increase our working capital requirements. Ensuring a new contract manufacturer or new plant location is qualified and has sufficient manufacturing capacity to manufacture our products to our standards and industry requirements could take significant effort and be time consuming and expensive, and any delays or failures to adequately ramp production to meet our customer demand could negatively impact our business, financial condition, results of operations and prospects. Any addition or change in manufacturers may be extremely costly, time consuming and we may not be able to do so successfully. Furthermore, when we introduce new products, it could take time for manufacturing to ramp production and fulfill customer demand.
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
We and our contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and analysis from our sales and marketing organizations, adjusted for overall market conditions and other factors. In order to address supply chain shortages and extended lead times, we have entered, and may continue to enter, into significant purchase commitments with our contract manufacturers and suppliers, with issuance of non-cancellable purchase orders for such commitments. There is no guarantee that suppliers will meet their commitments or that actual customer demand will directly match our demand forecasts. If our forecasts are materially inaccurate or change, customers' orders are cancelled or if we otherwise do not need such inventory, we may under- or over-procure inventory, which could materially adversely affect our business, financial condition and results of operations.
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
Patent and other intellectual property rights disputes are common in the network infrastructure, network security and Wi-Fi industries and have resulted in protracted and expensive litigation for many companies. Many companies in the network infrastructure, network security and Wi-Fi industries, including our competitors and other third parties, as well as non-practicing entities, own large numbers of patents, copyrights, trademarks, trade secrets and other intellectual property rights, which they may use to assert claims of infringement, misappropriation, or other violations of intellectual property rights against us. From time to time, they have or may in the future also assert such claims against us, our customers or channel partners whom we typically indemnify against claims that our products infringe, misappropriate or otherwise violate the intellectual property rights of third parties. For example, we have previously been involved in litigation with Cisco and OptumSoft, and are currently involved in litigation with WSOU Investments LLC (“WSOU”), which is described in the “Legal Proceedings” subheading in Note 5. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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
In the event that we are found to infringe, misappropriate or violate any third-party intellectual property rights, we could be enjoined, or subject to other remedial orders that would prohibit us, from making, licensing, using or importing into the U.S. or elsewhere such products or services. In order to resume such activities with respect to any affected products or services, we (or our component suppliers) would be required to develop technical redesigns that no longer infringe, misappropriate or violate the third-party intellectual property right. In any efforts to develop technical redesigns for these products or services, we (or our component suppliers) may be unable to do so in a manner that does not continue to infringe the third-party intellectual property right or that is acceptable to our customers. These redesign efforts could be extremely costly and time consuming as well as disruptive to our other development activities and distracting to management. Moreover, such redesigns could require us to obtain approvals from the court or administrative body to resume the activities with respect to these affected solutions. We may not be successful in our efforts to obtain such approvals in a timely manner, or at all. Any failure to effectively redesign our solutions or to obtain timely approval of those redesigns by a court or administrative body may cause a disruption to our product shipments and materially and adversely affect our business, prospects, reputation, results of operations, and financial condition. For example, in two prior investigations brought by Cisco in the International Trade Commission (“ITC”), we were subjected to remedial orders that prohibited us from importing and selling after importation any products the ITC found to infringe Cisco’s patents. As a result, we were required to redesign certain aspects of our products and obtain U.S. Customs and Border Protection’s approval of those redesigns before we could continue to import those products into the United States.
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
Although our board of directors has authorized stock repurchase programs, any determination to execute stock repurchase programs will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, market and business conditions, stock price, acquisition opportunities and other factors, as well as our board of director’s continuing determination that the repurchase programs are in the best interests of our shareholders and is in compliance with all laws and agreements applicable to the repurchase programs. Our stock repurchase program does not obligate us to acquire any common stock. If we fail to meet any expectations related to stock repurchases, the market price of our common stock could decline, and could have a material adverse impact on investor confidence. Additionally, price volatility of our common stock over a given period may cause the average price at which we repurchase our common stock to exceed the stock’s market price at a given point in time.
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
Our directors, executive officers and each of our stockholders who own greater than 10% of our outstanding common stock together with their affiliates, in the aggregate, beneficially own approximately 18.2% of the outstanding shares of our common stock, based on shares outstanding as of March 31, 2024. As a result, these stockholders, if acting together, could exercise a significant level of influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
In October 2021, our board of directors authorized a $1.0 billion stock repurchase program (the “Existing Repurchase Program”). This authorization allows us to repurchase shares of our common stock that will be funded from working capital and expires in the fourth quarter of 2024. In May 2024, our board of directors authorized an additional $1.2 billion stock repurchase program (the “New Repurchase Program” and together with the Existing Repurchase Program, the "Repurchase Programs"), which allows us to repurchase shares of our common stock to be funded from working capital. Repurchases under the Repurchase Programs may be made at management's discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The Repurchase Programs do not obligate us to acquire any of our common stock and may be suspended or discontinued by the company at any time without prior notice.
Our repurchases for the three months ended March 31, 2024 are disclosed as below (in thousands, except per share amounts). For further information on our repurchase activities during the quarter ended March 31, 2024, please refer to Note 6. Stockholders' Equity and Stock-Based Compensation of the Notes to Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
January 1, 2024 - January 31, 2024	—	$—	—	$144,473
February 1, 2024 - February 29, 2024	—	—	—	144,473
March 1, 2024 - March 31, 2024	228	274.82	228	81,820
	228		228

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following directors and officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On March 14, 2024, Kenneth Duda, our Chief Technology Officer, Senior Vice President, Software Engineering and Director, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 480,000 shares of our common stock held in various trusts for the benefit of Mr. Duda’s family, for which Mr. Duda is the beneficial owner and which is intended to be treated as a single plan. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 16, 2025, or earlier if all transactions under the trading arrangement are completed.
On March 13, 2024, Anshul Sadana, our Chief Operating Officer, modified his Rule 10b5-1 trading arrangement previously adopted on December 14, 2023 providing for the sale from time to time of an aggregate of up to 126,861 shares of our common stock to reduce the aggregate number of shares of our common stock to up to 110,172 to reflect reduced vesting of previously issued grants due to Mr. Sadana’s previous leave of absence, which was announced February 16, 2024. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 12, 2025, or earlier if all transactions under the trading arrangement are completed. On April 18, 2024, Anshul Sadana notified us of his intention to resign from the Company, effective May 21, 2024.
On March 13, 2024, Daniel Scheinman, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of 1,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 16, 2025, or earlier if all transactions under the trading arrangement are completed.
No other officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

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

Arista Networks, Inc.
(Registrant)

Date:	May 7, 2024	By:	/s/ JAYSHREE ULLAL
Jayshree Ullal
President, Chief Executive Officer and Chairperson of the Board
(Principal Executive Officer)

Date:	May 7, 2024	By:	/s/ CHANTELLE BREITHAUPT
Chantelle Breithaupt
Chief Financial Officer
(Senior Vice President)