Form 10-Q
period 2024-06-30
Arista Networks, Inc.
filed 2024-07-31
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of July 26, 2024 was 314,152,875.

ARISTA NETWORKS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ARISTA NETWORKS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,429,031	$1,938,606
Marketable securities	3,844,923	3,069,362
Accounts receivable, net	1,226,795	1,024,569
Inventories	1,853,776	1,945,180
Prepaid expenses and other current assets	487,793	412,518
Total current assets	9,842,318	8,390,235
Property and equipment, net	96,282	101,580
Acquisition-related intangible assets, net	75,388	88,768
Goodwill	268,531	268,531
Deferred tax assets	1,177,172	945,792
Other assets	163,544	151,900
TOTAL ASSETS	$11,623,235	$9,946,806
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$297,832	$435,059
Accrued liabilities	320,071	407,302
Deferred revenue	1,329,450	915,204
Other current liabilities	214,526	152,041
Total current liabilities	2,161,879	1,909,606
Income taxes payable	107,833	95,751
Deferred revenue, non-current	789,336	591,000
Other long-term liabilities	133,379	131,390
TOTAL LIABILITIES	3,192,427	2,727,747
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100,000 shares authorized and no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value—1,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 314,086 and 312,245 shares issued and outstanding as of June 30, 2024 and December 31, 2023	31	31
Additional paid-in capital	2,263,356	2,108,331
Retained earnings	6,182,479	5,114,025
Accumulated other comprehensive income (loss)	(15,058)	(3,328)
TOTAL STOCKHOLDERS’ EQUITY	8,430,808	7,219,059
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,623,235	$9,946,806
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Income Statements
(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Product	$1,423,271	$1,261,537	$2,752,116	$2,433,631
Service	267,129	197,387	509,658	376,644
Total revenue	1,690,400	1,458,924	3,261,774	2,810,275
Cost of revenue:
Product	540,393	533,613	1,062,072	1,042,475
Service	52,794	41,182	101,110	79,164
Total cost of revenue	593,187	574,795	1,163,182	1,121,639
Gross profit	1,097,213	884,129	2,098,592	1,688,636
Operating expenses:
Research and development	267,482	229,676	475,877	431,084
Sales and marketing	104,403	97,971	209,483	191,463
General and administrative	25,755	26,420	53,518	51,449
Total operating expenses	397,640	354,067	738,878	673,996
Income from operations	699,573	530,062	1,359,714	1,014,640
Other income (expense), net	70,863	56,339	133,483	68,485
Income before income taxes	770,436	586,401	1,493,197	1,083,125
Provision for income taxes	105,008	94,516	190,077	154,767
Net income	$665,428	$491,885	$1,303,120	$928,358
Net income per share:
Basic	$2.12	$1.59	$4.16	$3.02
Diluted	$2.08	$1.55	$4.07	$2.94
Weighted-average shares used in computing net income per share:
Basic	313,711	308,636	313,372	307,810
Diluted	319,921	316,485	319,893	316,031

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$665,428	$491,885	$1,303,120	$928,358
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(973)	41	(2,377)	333
Available-for-sale investments:
Change in net unrealized gains (losses) on available-for-sale securities	(2,156)	(3,744)	(9,347)	4,509
Reclassification adjustment included in net income	—	—	(6)	3,858
Other comprehensive income (loss)	(3,129)	(3,703)	(11,730)	8,700
Comprehensive income	$662,299	$488,182	$1,291,390	$937,058

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands)

	Three Months Ended June 30, 2024						Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of period	313,601	$31	$2,185,149	$5,689,064	$(11,929)	$7,862,315	312,245	$31	$2,108,331	$5,114,025	$(3,328)	$7,219,059
Net income	—	—	—	665,428	—	665,428	—	—	—	1,303,120	—	1,303,120
Other comprehensive loss, net of tax	—	—	—	—	(3,129)	(3,129)	—	—	—	—	(11,730)	(11,730)
Stock-based compensation	—	—	79,292	—	—	79,292	—	—	156,507	—	—	156,507
Issuance of common stock in connection with employee equity incentive plans	1,132	—	9,373	—	—	9,373	2,814	—	34,517	—	—	34,517
Repurchase of common stock	(614)	—	—	(172,013)	—	(172,013)	(842)	—	—	(234,666)	—	(234,666)
Tax withholding paid for net share settlement of equity awards	(33)	—	(10,458)	—	—	(10,458)	(131)	—	(35,999)	—	—	(35,999)
Balance at end of period	314,086	$31	$2,263,356	$6,182,479	$(15,058)	$8,430,808	314,086	$31	$2,263,356	$6,182,479	$(15,058)	$8,430,808

	Three Months Ended June 30, 2023						Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of period	308,098	$31	$1,857,467	$3,493,181	$(21,505)	$5,329,174	306,890	$31	$1,780,714	$3,138,983	$(33,908)	$4,885,820
Net income	—	—	—	491,885	—	491,885	—	—	—	928,358	—	928,358
Other comprehensive income (loss), net of tax	—	—	—	—	(3,703)	(3,703)	—	—	—	—	8,700	8,700
Stock-based compensation	—	—	67,127	—	—	67,127	—	—	130,008	—	—	130,008
Issuance of common stock in connection with employee equity incentive plans	1,488	—	7,314	—	—	7,314	3,500	—	30,410	—	—	30,410
Repurchase of common stock	(219)	—	—	(30,004)	—	(30,004)	(954)	—	—	(112,279)	—	(112,279)
Tax withholding paid for net share settlement of equity awards	(44)	—	(6,542)	—	—	(6,542)	(113)	—	(15,766)	—	—	(15,766)
Common stock issued for business acquisition	32	$—	$2,331	$—	$—	2,331	32	$—	$2,331	$—	$—	2,331
Balance at end of period	309,355	$31	$1,927,697	$3,955,062	$(25,208)	$5,857,582	309,355	$31	$1,927,697	$3,955,062	$(25,208)	$5,857,582

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,303,120	$928,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	31,112	39,227
Stock-based compensation	156,507	130,008
Noncash lease expense	9,292	9,154
Deferred income taxes	(228,460)	(130,287)
Gain on strategic investments	—	(19,172)
Amortization (accretion) of investment premiums (discounts)	(27,843)	(11,998)
Changes in operating assets and liabilities:
Accounts receivable, net	(202,226)	143,370
Inventories	91,404	(574,628)
Other assets	(92,577)	(120,864)
Accounts payable	(136,236)	114,905
Accrued liabilities	(87,063)	70,418
Deferred revenue	612,582	43,658
Income taxes, net	74,067	198,100
Other liabilities	(863)	(11,676)
Net cash provided by operating activities	1,502,816	808,573
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	952,572	1,265,305
Proceeds from sale of marketable securities	36,750	21,725
Purchases of marketable securities	(1,749,308)	(1,392,020)
Purchases of property and equipment	(12,555)	(17,212)
Cash paid for business combinations, net of cash acquired	—	1,799
Investments in notes and privately-held companies	(1,000)	(4,250)
Net cash used in investing activities	(773,541)	(124,653)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity plans	34,517	30,410
Tax withholding paid on behalf of employees for net share settlement	(35,999)	(15,766)
Repurchases of common stock	(234,666)	(112,279)
Net cash used in financing activities	(236,148)	(97,635)
Effect of exchange rate changes	(2,692)	429
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	490,435	586,714
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —Beginning of period	1,939,464	675,978
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$2,429,899	$1,262,692

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Right-of-use assets obtained in exchange for lease obligations	$1,665	$17,010
Property and equipment included in accounts payable and accrued liabilities	4,391	5,653
Common stock issued for business acquisition	—	2,331
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
Basis of Presentation and Principles of Consolidation
    The accompanying unaudited condensed consolidated financial statements include the accounts of Arista Networks, Inc. and its wholly-owned subsidiaries and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three and six months ended June 30, 2024, are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. All significant inter-company accounts and transactions have been eliminated.
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
Risks and Uncertainties
Global economic and business activities continue to face widespread macroeconomic uncertainties, including inflation, monetary policy shifts, recession risks, and potential supply chain and other disruptions such as the Russia-Ukraine and Israel-Hamas conflicts, the Houthi attacks on marine vessels in the Red Sea, the U.S. trade war with China and the outcome of the upcoming U.S. presidential election.
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
As the global supply chain has experienced some improvements and as customer lead times have been reduced from their peak, we have seen and expect to continue to see a commensurate reduction in visibility to customer demand and a gradual return to shorter demand-planning horizons. Given these shipment and order patterns, near term revenue trends may not be solely reflective of current demand levels, but as discussed above will benefit from demand/deployment plans that had been previously committed. We expect that inventory and purchase commitments will begin to stabilize in the near term, but will remain volatile as we ramp new product introductions. The magnitude of these balances, combined with a reduction in customer demand-planning horizons and shifting customer product priorities, has resulted in increased risk that we may not be able to sell all of this inventory, which in turn has resulted in additional excess and obsolete inventory and supplier liability charges.
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
Management continues to actively monitor the impact of macroeconomic factors on the Company's financial condition, liquidity, operations, suppliers, industry, and workforce. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, the impact on our customers, partners, employees, contract manufacturers and supply chain, all of which continue to evolve and are unpredictable. In addition, any continued or renewed disruption in manufacturing and supply resulting from these factors could negatively impact our business. We also believe that some of our customers must now consider changing technology roadmaps and priorities, including the need for the deployment of AI and related technologies, resulting in some uncertainty as to future investment plans and a more constrained approach to some forecasts and orders in the near term. In addition, any prolonged economic disruptions or further deterioration in the global economy could have a negative impact on demand from our customers in future periods, particularly in the enterprise market where we are continuing to expand our penetration. Accordingly, current results and financial conditions discussed herein may not be indicative of future operating results and trends.
Recent Accounting Pronouncements Not Yet Effective
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)-Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. As of June 30, 2024, we have not early adopted ASU 2023-09 and we are currently evaluating the impact of future adoption on our financial disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280)-Improvements to Reportable Segment Disclosures. The ASU requires that an entity disclose significant segment expenses impacting profit and loss that are regularly provided to the chief operating decision maker. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. As of June 30, 2024, we have not early adopted ASU 2023-07 and we are currently evaluating the impact of future adoption on our financial disclosures.
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

	June 30, 2024				December 31, 2023
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Financial Assets:
Cash Equivalents:
Money market funds	$1,309,104	$—	$—	$1,309,104	$1,015,705	$—	$—	$1,015,705
Commercial paper	—	16,413	—	16,413	—	1,999	—	1,999
Corporate bonds	—	2,132	—	2,132	—	—	—	—
U.S. government notes	390,148	—	—	390,148	—	—	—	—
Agency securities	—	4,953	—	4,953	—	—	—	—
	1,699,252	23,498	—	1,722,750	1,015,705	1,999	—	1,017,704
Marketable Securities:
Commercial paper	—	25,680	—	25,680	—	—	—	—
Certificates of deposits(1)	—	—	—	—	—	5,000	—	5,000
U.S. government notes	1,367,612	—	—	1,367,612	1,044,859	—	—	1,044,859
Corporate bonds	—	1,796,961	—	1,796,961	—	1,362,124	—	1,362,124
Agency securities	—	654,670	—	654,670	—	657,379	—	657,379
	1,367,612	2,477,311	—	3,844,923	1,044,859	2,024,503	—	3,069,362
Other Assets:
Money market funds - restricted	868	—	—	868	858	—	—	858
Total Financial Assets	$3,067,732	$2,500,809	$—	$5,568,541	$2,061,422	$2,026,502	$—	$4,087,924
______________________________________
(1) As of December 31, 2023, all of our certificates of deposits were domestic deposits.
    During the three and six months ended June 30, 2024, the Company did not make any transfers between the levels of the fair value hierarchy.
    The following table summarizes the amortized cost, unrealized gains and losses, and fair value of our debt securities measured at fair value on a recurring basis (in thousands):

	June 30, 2024				December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$42,093	$—	$—	$42,093	$1,999	$—	$—	$1,999
U.S. government	1,761,003	141	(3,384)	1,757,760	1,043,445	2,874	(1,460)	1,044,859
Corporate bonds	1,804,507	365	(5,779)	1,799,093	1,361,132	2,810	(1,818)	1,362,124
Agency securities	660,572	130	(1,079)	659,623	657,118	1,143	(882)	657,379
Total	$4,268,175	$636	$(10,242)	$4,258,569	$3,063,694	$6,827	$(4,160)	$3,066,361
    For debt securities in unrealized loss positions, it is not likely that we will be required to sell such securities before recovery of their amortized cost basis nor do we have the intent to sell such securities before maturity. We invest in debt securities that have maximum maturities of two years and are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these marketable securities, the more susceptible they are to changes in market interest rates and bond yields. Given the short-term and conservative nature of our portfolio, our debt securities are generally not subject to credit risk; therefore, we did not recognize any credit losses or non-credit-related impairments related to such securities for the three and six months ended June 30, 2024. All unrealized losses were recognized in other comprehensive income (loss). Realized gains or losses were immaterial for the three and six months ended June 30, 2024.
    The following table is an analysis of our debt securities in unrealized loss positions (in thousands):

	June 30, 2024
	Unrealized Losses within 12 months		Unrealized Losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government notes	$1,445,689	$(2,660)	$161,063	$(724)	$1,606,752	$(3,384)
Corporate bonds	1,408,050	(5,076)	184,252	(703)	1,592,302	(5,779)
Agency securities	339,109	(508)	179,258	(571)	518,367	(1,079)
Total	$3,192,848	$(8,244)	$524,573	$(1,998)	$3,717,421	$(10,242)
     As of June 30, 2024, we had no marketable securities with contractual maturities that exceeded 24 months. The fair values of marketable securities by remaining contractual maturities, are as follows (in thousands):

June 30, 2024
Fair Value
Due in 1 year or less	$2,196,729
Due in 1 to 2 years	1,648,194
Total debt securities	$3,844,923
    The weighted-average remaining duration of our marketable securities is approximately 0.9 years as of June 30, 2024. As we view these marketable securities as available to support current operations, we classify marketable securities with maturities beyond 12 months as current assets under the caption "Marketable securities" on the condensed consolidated balance sheets.
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
We did not record any realized gains or losses for our non-marketable equity securities during the three and six months ended June 30, 2024 and June 30, 2023, and we recorded nil and immaterial amounts of unrealized gains or losses for the three and six months ended June 30, 2024 and June 30, 2023, respectively.

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
    The following table summarizes the activity related to our non-marketable equity securities as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Cost of investments	$32,656	$31,656
Cumulative impairment and downward adjustment	—	—
Cumulative upward adjustment	30,632	30,632
Carrying amount of investments	$63,288	$62,288
3.    Financial Statements Details
Cash, Cash Equivalents and Restricted Cash
    The reconciliation of cash, cash equivalents and restricted cash reported on the unaudited condensed consolidated balance sheets to the total of the same such amounts in the unaudited condensed consolidated statements of cash flows is as follows (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$2,429,031	$1,938,606
Restricted cash included in other assets	868	858
Total cash, cash equivalents and restricted cash	$2,429,899	$1,939,464
Accounts Receivable, net
    Accounts receivable, net consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Accounts receivable	$1,237,629	$1,034,480
Product sales rebate and returns reserve	(10,834)	(9,911)
Accounts receivable, net	$1,226,795	$1,024,569
Inventories
    Inventories consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$771,354	$930,777
Finished goods	1,082,422	1,014,403
Total inventories	$1,853,776	$1,945,180

Property and Equipment, net
    Property and equipment, net consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Land	$45,883	$44,645
Equipment and machinery	153,755	144,850
Computer hardware and software	59,248	57,761
Leasehold improvements	34,686	34,584
Furniture and fixtures	3,557	3,576
Construction-in-process	3,391	4,242
Property and equipment, gross	300,520	289,658
Less: accumulated depreciation	(204,238)	(188,078)
Property and equipment, net	$96,282	$101,580
    Depreciation expense was $8.5 million and $7.8 million for the three months ended June 30, 2024 and 2023, respectively, and $17.1 million and $14.9 million for the six months ended June 30, 2024 and 2023, respectively.
Accrued Liabilities
    Accrued liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued compensation-related costs	$103,312	$134,225
Accrued supplier liability	80,350	167,878
Accrued manufacturing costs	56,693	61,491
Accrued product development costs	36,802	1,041
Other	42,914	42,667
Total accrued liabilities	$320,071	$407,302
Contract Liabilities, Deferred Revenue and Other Performance Obligations
Contract Liabilities
    A contract liability is recognized when we have received customer payments in advance of our satisfaction of a performance obligation under a cancellable contract. The following table summarizes the activity related to our contract liabilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contract liabilities, beginning balance	$139,618	$105,047	$133,239	$103,448
Less: Revenue recognized from beginning balance	(12,412)	(9,941)	(29,171)	(22,105)
Less: Beginning balance reclassified to deferred revenue	(6,917)	(4,962)	(6,012)	(4,145)
Add: Contract liabilities recognized	23,841	19,953	46,074	32,899
Contract liabilities, ending balance	$144,130	$110,097	$144,130	$110,097
    As of June 30, 2024 and December 31, 2023, contract liabilities included in "Other current liabilities" were $59.2 million for each period, with the remaining balances included in "Other long-term liabilities" on the condensed consolidated balance sheets.

Deferred Revenue
    Deferred revenue is comprised mainly of unearned revenue related to multi-year post-contract support ("PCS") contracts, services and product deferrals related to contracts with acceptance clauses. The following table summarizes the activity related to our deferred revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Deferred revenue, beginning balance	$1,663,242	$1,092,274	$1,506,204	$1,041,246
Less: Revenue recognized from beginning balance	(249,938)	(263,353)	(467,516)	(395,056)
Add: Deferral of revenue in current period, excluding amounts recognized during the period	705,482	255,983	1,080,098	438,714
Deferred revenue, ending balance	$2,118,786	$1,084,904	$2,118,786	$1,084,904
Other Performance Obligations
    Other performance obligations totaling $688.1 million as of June 30, 2024 include unbilled multi-year PCS and service contract amounts of $513.0 million and $175.1 million of binding contractual agreements with certain customers that are primarily related to future product shipments.
Revenue from Total Remaining Performance Obligations
    Total revenue from our contract liabilities, deferred revenue and other performance obligations that is expected to be recognized in future periods was $3.0 billion as of June 30, 2024. Approximately 81% of this future revenue is expected to be recognized over the next two years and the remaining 19% is expected to be recognized during the third to the fifth year.
Other Income (Expense), net
    Other income (expense), net consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$71,448	$32,206	$135,271	$54,715
Gain (loss) on strategic investments	—	24,743	—	19,172
Other income (expense), net	(585)	(610)	(1,788)	(5,402)
Total	$70,863	$56,339	$133,483	$68,485

4.    Goodwill and Acquisition-Related Intangible Assets
Acquisition-Related Intangible Assets
    Acquisition-related intangible assets, excluding those that are fully amortized, were as follows (in thousands, except years):

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount		Weighted Average Remaining Useful Life (in years)
	December 31, 2023	Additions	June 30, 2024	December 31, 2023	Amortization	June 30, 2024	December 31, 2023	June 30, 2024
Developed technology	$154,930	$—	$154,930	$(102,493)	$(8,390)	$(110,883)	$52,437	$44,047	3.7
Customer relationships	54,620	—	54,620	(21,797)	(3,851)	(25,648)	32,823	28,972	4.3
Trade name	12,390	—	12,390	(8,882)	(1,139)	(10,021)	3,508	2,369	1.1
Total	$221,940	$—	$221,940	$(133,172)	$(13,380)	$(146,552)	$88,768	$75,388	3.8
    Amortization expense related to acquisition-related intangible assets was $6.7 million and $9.3 million for the three months ended June 30, 2024 and 2023, respectively, and $13.4 million and $18.6 million for the six months ended June 30, 2024 and 2023, respectively.
    As of June 30, 2024, future estimated amortization expense related to the acquisition-related intangible assets is as follows (in thousands):

Future Amortization Expense
Remainder of 2024	$13,379
2025	19,642
2026	17,260
2027	13,436
2028	10,037
Thereafter	1,634
Total	$75,388

5.    Commitments and Contingencies
Leases
    We have operating lease arrangements for office space, data center, equipment and other corporate assets. As of June 30, 2024, we had lease payment obligations, net of immaterial sublease income, of $61.6 million, with $23.5 million payable within one year.
Purchase Commitments
    We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf. A significant portion of our purchase orders to our contract manufacturers for finished products consists of non-cancellable purchase commitments. In addition, we purchase strategic component inventory from certain suppliers under non-cancellable purchase commitments, including integrated circuits, which are consigned to our contract manufacturers. As of June 30, 2024, we had non-cancellable purchase commitments not recorded on our balance sheet of $2.1 billion, of which $1.7 billion have expected receipt dates within 12 months, and $0.4 billion have expected receipt dates greater than 12 months. These open purchase orders are considered enforceable and legally binding, and while we may have some limited ability to reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services, this can only occur with the agreement of the related supplier.
    We also had deposits to our contract manufacturers to secure our purchase commitments in the amount of $128.0 million and $133.3 million as of June 30, 2024 and December 31, 2023, respectively, which were recorded within prepaid expenses and other current assets, as well as other assets in the condensed consolidated balance sheets.
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
    We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2024, provisions recorded for contingent losses related to other claims and matters have not been significant. Based on currently-available information, management does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable, and believes these other matters are not likely, individually and in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows; however, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.
6.    Stockholders’ Equity and Stock-Based Compensation
Stock Repurchase Program
    In April 2024 we completed repurchases under our previous $1.0 billion stock repurchase program (the “Prior Repurchase Program”). In May 2024, our board of directors authorized a new $1.2 billion stock repurchase program (the “New Repurchase Program” and together with the Prior Repurchase Program, the "Repurchase Programs"), which commenced in May 2024 and expires in May 2027. This authorization allows us to repurchase shares of our common stock that will be funded from working capital. Repurchases may be made at management's discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchases, trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or a combination of the foregoing. The New Repurchase Program does not obligate us to acquire any of our common stock, and may be suspended or discontinued by the company at any time without prior notice. During the three months ended June 30, 2024, we repurchased a total of $82.0 million of our common stock under our Prior Repurchase Program and $90.0 million of our common stock under our New Repurchase Program. As of June 30, 2024, the remaining authorized amount for stock repurchases under the New Repurchase Program was approximately $1.1 billion.
A summary of the stock repurchase activity under the Repurchase Programs for the three and six months ended June 30, 2024 is as follows (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Aggregate purchase price	$172,013	$234,666
Shares repurchased	614	842
Average price paid per share	$280.23	$278.77
    The aggregate purchase price of repurchased shares of our common stock is recorded as a reduction to retained earnings in our unaudited condensed consolidated statements of stockholders' equity. All shares repurchased have been retired.
Equity Award Plan Activities
2014 Equity Incentive Plan
     On April 16, 2024, our board of directors adopted an amended and restated Arista Networks, Inc. 2014 Equity Plan (the "Restated Plan"), effective April 17, 2024 (the "Effective Date") subject to the approval of our stockholders, which was approved at the 2024 Annual Meeting of Stockholders on June 7, 2024.
    The Restated Plan provides for the grant of equity-based awards, including stock options, restricted stock units, restricted stock, stock appreciation rights, and performance awards. The share pool available under the prior version of the Company's 2014 Equity Incentive Plan (the "Prior Plan") was extinguished, and the Restated Plan provides for a new share pool not to exceed (i) 13,200,000 shares of our Common Stock (“Shares”), plus (ii) any Shares subject to awards under the Prior Plan that, on or after the Effective Date, expired or otherwise terminated without having been exercised in full, or that were forfeited to or repurchased by us, including net settlement of Shares subject to restricted stock units, with the maximum number of Shares to be added to the Restated Plan as a result of clause (ii) equal to 10,039,657 Shares. The Restated Plan’s terms are substantially similar to the Prior Plan’s terms, including with respect to treatment of equity awards in the event of a “change in control” as defined under the Restated Plan, but with certain modifications, including the elimination of the automatic “evergreen” share reserve increase provided for under the Prior Plan. As of June 30, 2024, there remained approximately 13.1 million shares available for grant under the Restated Plan.
2014 Employee Stock Purchase Plan
    In April 2014, our board of directors and stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on the first day that our common stock was publicly traded. The number of shares reserved for issuance under the ESPP increases automatically on January 1 of each year by the number of shares equal to 1% of our shares outstanding on the immediately preceding December 31, but not to exceed 10 million shares, unless our board of directors, in its discretion, determines to make a smaller increase. Effective January 1, 2024, our board of directors authorized an increase of 3.1 million shares to the shares available for issuance under the ESPP. During the six months ended June 30, 2024, we issued 140,162 shares at a weighted-average purchase price of $114.40 per share under the ESPP. As of June 30, 2024, there remained approximately 26.4 million shares available for issuance under the ESPP.
Stock Option Activities
    The following table summarizes the option activity under our stock plans and related information (in thousands, except years and per share amounts):

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2023	2,457	$19.83	1.7	$529,931
Options granted	—	—
Options exercised	(1,152)	16.04
Options canceled	(24)	20.07
Balance—June 30, 2024	1,281	$23.24	1.6	$419,222
Vested and exercisable—June 30, 2024	1,202	$22.04	1.5	$394,687
Restricted Stock Unit (RSU) Activities
    A summary of the RSU activity is presented below (in thousands, except years and per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested balance—December 31, 2023	7,900	$112.76
RSUs and PRSUs granted	2,151	271.01
RSUs and PRSUs vested	(1,507)	93.33
RSUs and PRSUs forfeited/canceled	(295)	124.10
Unvested balance—June 30, 2024	8,249	$157.18
Stock-Based Compensation Expense
    The following table summarizes the stock-based compensation expense related to our equity awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$3,983	$2,824	$7,433	$5,799
Research and development	50,769	41,137	94,557	77,706
Sales and marketing	16,769	15,833	35,670	30,971
General and administrative	7,771	7,333	18,847	15,532
Total stock-based compensation	$79,292	$67,127	$156,507	$130,008
    As of June 30, 2024, there were $1,083.3 million of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 4.9 years.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2022
Numerator:
Net income	$665,428	$491,885	$1,303,120	$928,358
Denominator:
Basic weighted-average shares outstanding	313,711	308,636	313,372	307,810
Add weighted-average effect of dilutive securities:
Employee equity awards	6,210	7,849	6,521	8,221
Diluted weighted-average shares outstanding	319,921	316,485	319,893	316,031
Net income per share:
Basic	$2.12	$1.59	$4.16	$3.02
Diluted	$2.08	$1.55	$4.07	$2.94
    The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share for the periods presented because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2022
Employee equity awards	26	625	96	498

8.    Income Taxes (in thousands, except percentages)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income before income taxes	$770,436	$586,401	$1,493,197	$1,083,125
Provision for income taxes	105,008	94,516	$190,077	154,767
Effective tax rate	13.6%	16.1%	12.7%	14.3%
    The decrease in the effective tax rates in the three and six months ended June 30, 2024, as compared to the same periods in 2023, was primarily due to an increase in tax benefits attributable to stock-based compensation.
9.    Geographical Information
    We operate in one reportable segment. The following table represents revenue based on customers’ shipping addresses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Americas(1)	$1,374,257	$1,154,509	$2,629,648	$2,269,520
Europe, Middle East and Africa	178,800	167,623	320,354	295,939
Asia-Pacific	137,343	136,792	311,772	244,816
Total revenue	$1,690,400	$1,458,924	$3,261,774	$2,810,275
(1) Includes $1,362.7 million and $1,121.7 million revenue generated from the U.S. for the three months ended June 30, 2024 and June 30, 2023, respectively, and $2,595.5 million and $2,216.3 million for the six months ended June 30, 2024 and June 30, 2023, respectively.

    Long-lived assets, net, excluding intercompany receivables, investments in subsidiaries, privately-held equity investments and deferred tax assets, by location are summarized as follows (in thousands):

	June 30, 2024	December 31, 2023
United States	$77,935	$79,728
International	18,347	21,852
Total	$96,282	$101,580

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
    We generate revenue primarily from sales of our switching and routing platforms, which incorporate Arista's EOS software, and related network applications. We also generate revenue from post-contract support ("PCS"), which customers typically purchase in conjunction with our products, and renewals of PCS. We sell our products through both our direct sales force and our channel partners. Our customers span a range of industries and geographies including large cloud customers or hyperscalers, other internet providers, service providers, financial services organizations, government agencies and a cross section of enterprise customers. Over time, we have diversified the types of enterprise customers we sell to and have continued to expand our presence across a wide spectrum of industries including media and entertainment, healthcare, oil and gas, education, manufacturing, industrial, and more.
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
We believe an increased focus on the deployment of AI enabled solutions by our large customers has accelerated the need for advanced technology offerings including some offerings from potential new market entrants. This prioritization of AI related infrastructure investment has at times come in conjunction with the announcement of various cost reduction measures, including optimization and increased efficiency in non-AI related capital expenditures. In some instances, such measures have had, and may continue to have, an impact on certain current or future projects and have reduced our visibility to customer demand and increased our risk of excess and obsolescence charges on existing products. In addition, we expect 2024 to be a year of new product introductions and expanded use cases, particularly in the AI Ethernet market, resulting in increased customer trials and contracts with acceptance periods, and an increase in the variability and magnitude of our product deferred revenue balances. Such measures may also result in a reduction or uncertainty in the timing of orders from these large customers and create variability in our revenue results on a quarterly and annual basis.

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
    The markets for cloud networking solutions are highly competitive and characterized by rapidly changing technology, changing end-customer needs, evolving industry standards, frequent introductions of new products and services, and industry consolidation. We expect competition to intensify in the future as the market for cloud networking expands and existing competitors and new market entrants introduce new products or enhance existing products. Our future success is dependent upon our ability to continue to evolve and adapt to our rapidly changing environment. We must also continue to develop market-leading products and software features that address the changing needs of our existing and new customers, and increase sales in the cloud, AI and enterprise data center switching, and campus workspace markets. We intend to continue expanding our sales force and marketing activities in key geographies, as well as our relationships with channel, technology and system-level partners in order to reach new customers more effectively, increase sales to existing customers, and provide services and support. In addition, we intend to continue to invest in our research and development organization to enhance the functionality of our existing cloud networking platform, introduce new products and features, and build upon our technology leadership. We believe one of our greatest strengths lies in our ability to rapidly develop new features and applications.
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
Macroeconomic Update
    Global economic and business activities continue to face widespread macroeconomic uncertainties, including inflation, monetary policy shifts, recession risks, and potential supply chain and other disruptions such as the Russia-Ukraine and Israel-Hamas conflicts, the Houthi attacks on marine vessels in the Red Sea, the U.S. trade war with China and the outcome of the upcoming U.S. presidential election.
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
    As the global supply chain has experienced some improvements and as customer lead times have been reduced from their peak, we have seen and expect to continue to see a commensurate reduction in visibility to customer demand and a gradual return to shorter demand-planning horizons. Given these shipment and order patterns, near term revenue trends may not be solely reflective of current demand levels, but as discussed above will benefit from demand/deployment plans that had been previously committed. We expect that inventory and purchase commitments will begin to stabilize in the near term, but will remain volatile as we ramp new product introductions. The magnitude of these balances, combined with a reduction in customer demand-planning horizons and shifting customer product priorities, has resulted in increased risk that we may not be able to sell all of this inventory, which in turn has resulted in additional excess and obsolete inventory and supplier liability charges.
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

    Management continues to actively monitor the impact of macroeconomic factors on the Company's financial condition, liquidity, operations, suppliers, industry, and workforce. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, the impact on our customers, partners, employees, contract manufacturers and supply chain, all of which continue to evolve and are unpredictable. In addition, any continued or renewed disruption in manufacturing and supply resulting from these factors could negatively impact our business. We also believe that some of our customers must now consider changing technology roadmaps and priorities, including the need for the deployment of AI and related technologies, resulting in some uncertainty as to future investment plans and a more constrained approach to some forecasts and orders in the near term. In addition, any prolonged economic disruptions or further deterioration in the global economy could have a negative impact on demand from our customers in future periods, particularly in the enterprise market where we are continuing to expand our penetration. Accordingly, current results and financial conditions discussed herein may not be indicative of future operating results and trends.
Results of Operations
Three and Six Months Ended June 30, 2024 Compared to Three and Six Months Ended June 30, 2023
Revenue, Cost of Revenue and Gross Margin (in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change in		2024	2023	Change in
	$	$	$	%	$	$	$	%
Revenue
Product	$1,423,271	$1,261,537	$161,734	12.8%	$2,752,116	$2,433,631	$318,485	13.1%
Service	267,129	197,387	69,742	35.3	509,658	376,644	133,014	35.3
Total revenue	1,690,400	1,458,924	231,476	15.9	3,261,774	2,810,275	451,499	16.1
Cost of revenue
Product	540,393	533,613	6,780	1.3	1,062,072	1,042,475	19,597	1.9
Service	52,794	41,182	11,612	28.2	101,110	79,164	21,946	27.7
Total cost of revenue	593,187	574,795	18,392	3.2	1,163,182	1,121,639	41,543	3.7
Gross profit	$1,097,213	$884,129	$213,084	24.1%	$2,098,592	$1,688,636	$409,956	24.3%
Gross margin	64.9%	60.6%			64.3%	60.1%

Revenue by Geography (in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	% of Total	2023	% of Total	2024	% of Total	2023	% of Total
Americas	$1,374,257	81.3%	$1,154,509	79.1%	$2,629,648	80.6%	$2,269,520	80.8%
Europe, Middle East and Africa	178,800	10.6	167,623	11.5	320,354	9.8	295,939	10.5
Asia-Pacific	137,343	8.1	136,792	9.4	311,772	9.6	244,816	8.7
Total revenue	$1,690,400	100.0%	$1,458,924	100.0%	$3,261,774	100.0%	$2,810,275	100.0%
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
    Product revenue increased by $161.7 million, or 12.8%, and $318.5 million, or 13.1% for the three and six months ended June 30, 2024, compared to the same periods in 2023. This increase reflects healthy demand and higher shipments of our switching and routing platforms across our customer base. In addition, service revenue increased by $69.7 million, or 35.3%, and $133.0 million, or 35.3% for the three and six months ended June 30, 2024, compared to the same periods in 2023, as a result of continued growth in initial and renewal support contracts as our customer installed base has continued to expand. International revenue represented 18.7% and 19.4% of total revenue for the three and six months ended June 30, 2024, changing from 20.9% and 19.2% for the same periods in the prior year, which was primarily driven by changes in the geographic mix of sales to our large global customers.
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
    Cost of revenue increased by $18.4 million, or 3.2%, and $41.5 million, or 3.7% for the three and six months ended June 30, 2024, compared to the same periods in 2023. These increases were primarily driven by a corresponding increase in product and service revenues, offset by a reduction in net excess/obsolete inventory and supplier liability charges.
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
    Gross margin increased from 60.6% to 64.9% for the three months ended June 30, 2024, and increased from 60.1% to 64.3% for the six months ended June 30, 2024, compared to the same periods in 2023. These changes primarily reflect an improvement in product margins driven by lower net excess/obsolete inventory and supplier liability charges.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change in		2024	2023	Change in
	$	$	$	%	$	$	$	%
Operating expenses:
Research and development	$267,482	$229,676	$37,806	16.5%	$475,877	$431,084	$44,793	10.4%
Sales and marketing	104,403	97,971	6,432	6.6	209,483	191,463	18,020	9.4
General and administrative	25,755	26,420	(665)	(2.5)	53,518	51,449	2,069	4.0
Total operating expenses	$397,640	$354,067	$43,573	12.3%	$738,878	$673,996	$64,882	9.6%
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
    Research and development expenses increased by $37.8 million, or 16.5%, and $44.8 million, or 10.4% for the three and six months ended June 30, 2024, compared to the same periods in 2023. The increase was primarily driven by an increase in personnel costs due to headcount growth, and an increase in new product introduction costs.
Sales and marketing
    Sales and marketing expenses consist primarily of personnel costs, marketing, trade shows, and other promotional activities, and an allocated portion of facility and IT costs. We expect our sales and marketing expenses to increase in absolute dollars as we continue to expand our sales and marketing efforts worldwide.

    Sales and marketing expenses increased by $6.4 million, or 6.6%, and $18.0 million, or 9.4% for the three and six months ended June 30, 2024, compared to the same periods in 2023, which was primarily driven by increased personnel costs due to headcount growth.
General and administrative
    General and administrative expenses consist primarily of personnel costs and professional services costs for our finance, human resources, legal and certain executive functions. Our professional services costs are primarily related to external legal, accounting and tax services.
    General and administrative expenses decreased by $0.7 million, or 2.5% for the three months ended June 30, 2024 and increased by $2.1 million, or 4.0% for the six months ended June 30, 2024, compared to the same periods in 2023.
Other Income (Expense), Net (in thousands, except percentages)
    Other income (expense), net consists primarily of interest income from our cash, cash equivalents and marketable securities, gains and losses on our strategic investments, and foreign currency transaction gains and losses. We expect other income (expense), net may fluctuate in the future as a result of the re-measurement of our equity investments upon the occurrence of either observable price changes or impairments, changes in interest rates or returns on our cash and cash equivalents and marketable securities, and foreign currency exchange rate fluctuations.

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change in		2024	2023	Change in
	$	$	$	%	$	$	$	%
Other income (expense), net:
Interest income	$71,448	$32,206	$39,242	121.8%	$135,271	$54,715	$80,556	147.2%
Gain (loss) on strategic investments	—	24,743	(24,743)	(100.0)	—	19,172	(19,172)	(100.0)
Other income (expense), net	(585)	(610)	25	(4.1)	(1,788)	(5,402)	3,614	(66.9)
Total other income (expense), net	$70,863	$56,339	$14,524	25.8%	$133,483	$68,485	$64,998	94.9%
    The improvement in other income during the three and six months ended June 30, 2024 compared to the same periods in 2023 was primarily driven by increased interest income of $39.2 million and $80.6 million due to an increase in our cash and investment balances coupled with higher investment yields, partly offset by a reduction in gains on strategic investments.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change in		2024	2023	Change in
	$	$	$	%	$	$	$	%
Income before income taxes	$770,436	$586,401	$184,035	31.4%	$1,493,197	$1,083,125	$410,072	37.9%
Provision for income taxes	105,008	94,516	10,492	11.1%	190,077	154,767	35,310	22.8%
Effective tax rate	13.6%	16.1%			12.7%	14.3%
    The decrease in the effective tax rates for the three and six months ended June 30, 2024, as compared to the same periods in 2023, was primarily due to an increase in tax benefits attributable to stock-based compensation.
Liquidity and Capital Resources
    Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of June 30, 2024, our total balance of cash, cash equivalents and marketable securities was approximately $6.3 billion, of which approximately $1.1 billion was held outside the U.S. in our foreign subsidiaries.
    Our cash, cash equivalents and marketable securities are held for general business purposes, including the funding of working capital. Our marketable securities investment portfolio is primarily invested in highly-rated securities, with the primary objective of minimizing the potential risk of principal loss. We plan to continue to invest for long-term growth. We believe that our existing balances of cash, cash equivalents and marketable securities, together with cash generated from operations, will be sufficient to meet our working capital requirements and our growth strategies for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced product and service offerings, our costs associated with supply chain activities, including access to outsourced manufacturing, our costs related to investing in or acquiring complementary or strategic businesses and technologies, the continued market acceptance of our products, stock repurchases, and capital expenditures, including the planned construction of an office and lab space. If we require or elect to seek additional capital through debt or equity financing in the future, we may not be able to raise capital on terms acceptable to us or at all. If we are required and unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.
Cash Flows (in thousands)

	Six Months Ended June 30,
	2024	2023
Cash provided by operating activities	$1,502,816	$808,573
Cash used in investing activities	(773,541)	(124,653)
Cash used in financing activities	(236,148)	(97,635)
Effect of exchange rate changes	(2,692)	429
Net increase in cash, cash equivalents and restricted cash	$490,435	$586,714
Cash Flows from Operating Activities
    During the six months ended June 30, 2024, cash provided by operating activities was $1.5 billion, consisting of net income of $1.3 billion along with a net decrease in working capital requirements of $259.1 million, offset partially by non-cash adjustments to net income of $59.4 million. The decrease in working capital requirements primarily consisted of an increase in deferred revenue of $612.6 million resulting from an increase in customer PCS contracts and an increase in product deferred revenue related to customer contracts with acceptance terms, a $91.4 million decrease in inventory resulting from strong product shipments, and a $74.1 million increase in income tax payables, net related to timing of payments. These cash inflows were partially offset by a $223.3 million decrease in accounts payable and accrued liabilities primarily due to timing of inventory-related receipts and payments, as well as a reduction in other accrued liabilities, an increase in accounts receivable of $202.2 million due to increased product and service billings, and a $92.6 million increase in other assets driven by increased deferred cost of sales associated with higher product revenue deferrals and an increase in contract assets and other miscellaneous receivables. The non-cash adjustments to net income were driven by a $228.5 million increase in deferred taxes primarily due to the increase in deferred revenue and the capitalization of research and development costs under Section 174 of the Internal Revenue Code ("IRC"), largely offset by stock-based compensation and depreciation and amortization.
    During the six months ended June 30, 2023, cash provided by operating activities was $808.6 million, primarily from net income of $928.4 million and non-cash adjustments to net income of $16.9 million driven by stock-based compensation and depreciation and amortization, largely offset by an increase in deferred taxes associated with the capitalization of research and development costs under Section 174 of the IRC. These increases were partly offset by a net increase of $136.7 million in working capital requirements, which primarily consisted of a $574.6 million increase in inventory and a $137.0 million increase in inventory deposits to our contract manufacturers in response to a significant increase in business volume. These operating cash outflows were largely offset by cash inflows from a $185.3 million increase in accounts payable and accrued liabilities due to an increase in business volume and timing of payments, and a $198.1 million increase in income tax payables related to an increase in taxable income, combined with an extension by the Internal Revenue Service ("IRS") of the due dates for estimated tax payments until October 2023. In addition, we had cash inflows resulting from a decrease in accounts receivable of $143.4 million driven by strong collections, and an increase in deferred revenue of $43.7 million primarily resulting from an increase in customer PCS contracts.
Cash Flows from Investing Activities
    During the six months ended June 30, 2024, cash used in investing activities was $773.5 million, consisting of purchases of available-for-sale securities of $1.7 billion, and purchases of property and equipment of $12.6 million. These amounts were partially offset by proceeds from maturities and sales of marketable securities of $989.3 million.
    During the six months ended June 30, 2023, cash used in investing activities was $124.7 million, consisting of purchases of available-for-sale securities of $1,392.0 million, and purchases of property and equipment of $17.2 million. These amounts were partially offset by proceeds from maturities and sales of marketable securities of $1,287.0 million.

Cash Flows from Financing Activities
    During the six months ended June 30, 2024, cash used in financing activities was $236.1 million, consisting of payments for repurchases of our common stock from the open market of $234.7 million, and employee taxes withheld and paid of $36.0 million upon vesting of restricted stock units, partially offset by proceeds from the issuance of common stock under employee equity incentive plans of $34.5 million.
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
Stock Repurchase Programs
    From time to time, we repurchase shares of our common stock pursuant to repurchase programs that are funded from working capital. The Prior Repurchase Program allowed for stock repurchases of up to $1.0 billion through October 2024 and was completed in April 2024, and the New Repurchase Program allows for repurchases of an additional $1.2 billion through May 2027. The New Repurchase Program does not obligate us to acquire any of our common stock and may be suspended or discontinued by the company at any time without prior notice. During the three months ended June 30, 2024, we repurchased a total of $82.0 million of our common stock under our Prior Repurchase Program and $90.0 million of repurchases have been made under our New Repurchase Program. As of June 30, 2024, the remaining authorized amount for repurchases under the New Repurchase Program was $1.1 billion. Refer to Note 6. Stockholders' Equity and Stock-based Compensation of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for further discussion.
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
    Our material cash requirements include the following contractual and other obligations:
Purchase Obligations
    Purchase obligations not recorded on our balance sheet represent an estimate of all non-cancellable open purchase orders and contractual obligations, made either directly by Arista or by our contract manufacturers on our behalf, in the ordinary course of business for which we have not received the goods or services. As of June 30, 2024, we had $2.1 billion of such purchase obligations, of which $1.7 billion are expected to be received within one year, and $0.4 billion are expected to be received after one year. These open purchase orders are considered enforceable and legally binding, and while we may have some limited ability to reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services, this can only occur with the agreement of the related supplier.
    Leases
    We have operating lease arrangements for office space, data center, equipment and other corporate assets. As of June 30, 2024, we had lease payment obligations, net of immaterial sublease income, of $61.6 million, with $23.5 million payable within one year.
    Property project
    During the year ended December 31, 2021, we purchased land and the improvements thereon in Santa Clara, California to construct a building for office and lab space. The estimated capital expenditures related to this project is estimated to be approximately $50.0 million for the year ending 2024, with construction expected to commence in the second half of 2024.
    Accrued Income Taxes
    As of June 30, 2024, we have recorded long-term tax liabilities of $107.8 million related to uncertain tax positions; however, we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.
In connection with the Tax Cuts and Jobs Act of 2017 (“TCJA”), effective January 1, 2022, the TCJA eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to IRC Section 174. We estimate the full year incremental cash tax impact resulting from these regulations to be approximately $210.0 million for 2024. It is anticipated that IRC Section 174 will result in cash tax outlays exceeding our income tax expense over the next two years unless the current legislation is changed. There has been no material change to our effective tax rate as a result of this legislation.

    Off-balance Sheet Arrangements
    As of June 30, 2024, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
    Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
    There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, that occurred during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•failure or inability to protect or assert our intellectual property rights could harm our competitive position;
•we rely on the availability of licenses to third-party software and other intellectual property;
•failure to comply with licenses to software and other technology could restrict our ability to sell our products;
•our competitors could develop products that are similar to or better than ours because we provide access to our software and selected source code to certain partners.
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
As a consequence of the concentrated nature of our customer base and their purchasing behavior, our quarterly revenue and results of operations have fluctuated from quarter to quarter and are difficult to estimate and we expect the fluctuations to continue. Changes in the business requirements or focus, upgrade cycles, vendor selection, project prioritization, manner in which spending allocations are assigned among multiple vendors based upon specific network roles or projects, financial prospects, lack of growth of our large customers, capital resources and expenditures or purchasing behavior and deceleration in spending of these customers could significantly decrease our sales to such customers or could lead to delays, reductions or cancellations of planned purchases of our products or services. In addition, an increased focus on the deployment of AI enabled solutions by these customers has accelerated the need for advanced technology offerings including some offerings from potential new market entrants. This prioritization of AI related infrastructure investment has come in conjunction with the announcement of various cost reduction measures by such customers, including optimization and increased efficiency in non-AI related capital expenditures. In some instances, such measures have had, and may continue to have, an impact on certain current or future projects and have reduced our visibility to customer demand, increased our risk of excess and obsolescence charges on existing products, and may result in a reduction or uncertainty in the timing of customer orders, which may negatively impact our revenue, financial condition, business or prospects.
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
Our business depends on the overall demand for information technology, network connectivity and access to data and applications. Weak domestic or global economic conditions and continuing economic uncertainty, fear or anticipation of such conditions, a recession, international trade disputes, global pandemics such as the COVID-19 pandemic, or a reduction in information technology and network infrastructure spending or a deterioration of the financial performance, condition or prospects of our customers even if economic conditions improve, could adversely affect our business, financial condition, results of operations and prospects in a number of ways, including longer sales cycles, reduced demand or lower prices for our products and services, higher default rates among our channel partners, reduced unit sales and lower or no growth. While our customers may be adversely affected by negative macroeconomic conditions, the impact may be particularly significant in our enterprise market where we are seeking to increase our penetration into this market. In addition, the global macroeconomic environment has been negatively affected by, among other things, the uncertainty in the global banking and financial services markets, epidemics, instability in global economic markets, the upcoming U.S. presidential election, increased U.S. trade tariffs and trade disputes between the U.S., China and other countries, inflationary pressures, higher interest rates, instability in the global credit markets, the impact and uncertainty regarding global central bank monetary policy, instability in the geopolitical environment, the Russia-Ukraine and Israel-Hamas conflicts, the Houthi attacks on marine vessels in the Red Sea, political tensions between Taiwan and China, political demonstrations, and foreign governmental debt concerns which have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets. A government shutdown or a default by the U.S. government on its debt obligations, or related credit-rating downgrades could also have adverse effects on the broader global economy and contribute to, or worsen, an economic recession. We believe that any extended or renewed economic disruptions or deterioration in the global economy could have an adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations. For example, if banks or other financial institutions with whom we have banking relationships or whose corporate bonds are held in our marketable securities investment portfolio, enter receivership or become insolvent in the future, we may be unable to access, and we may lose some of our existing cash, cash equivalents and investments to the extent those funds are not insured or otherwise protected by the FDIC. In addition, in such circumstances we might not be able to timely pay key vendors and others. We regularly maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. Any delay in our ability to access our cash, cash equivalents and investments (or the loss of such funds) or to timely pay key vendors and others could have a material adverse effect on our operations and cause us to need to seek additional capital sooner than planned.
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
Our products rely on components, including merchant silicon chips, integrated circuit components, printed circuit boards, connectors, custom-tooled sheet metal and power supplies that we purchase, or our contract manufacturers purchase on our behalf from a limited number of suppliers, including certain sole source providers. Generally, we do not have guaranteed supply contracts with our component suppliers, and our suppliers have, or in the future could continue to, suffer shortages, require longer lead times, delay shipments, prioritize shipments to other vendors, reject orders, decommit orders, increase prices, impose expedite fees or cease manufacturing such products or selling them to us at any time. Supply of these components worldwide was and could continue to be adversely affected by supply constraints, as well as industry consolidation and geopolitical conditions such as international trade wars like the U.S. trade war with China, the Russia-Ukraine conflict, Israel-Hamas conflict, the Houthi attacks on marine vessels in the Red Sea, and increased political tensions in Russia, Europe or Asia. Such shortages, increased component lead times, reduced allocations of components and rejections or decommitments of orders have resulted in and may continue to result in increased component prices, fewer sourcing options, unpredictability of supply, prolonged manufacturing disruptions and increased product lead times, which has impacted and may in the future adversely impact our revenue and gross margins.
Although we have entered into significant purchase commitments to support long-term customer demand, if we are unable to obtain sufficient quantities of any of these components on commercially reasonable terms or in a timely manner, or if we are unable to obtain alternative sources for these components, shipments of our products could be delayed or halted entirely, or we may be required to redesign our products. Any of these events could result in the cancellation of orders, lost sales, reduced gross margins or damage to our customer relationships, which would adversely impact our business, financial condition, results of operations and prospects. Additionally, if our suppliers do not meet their commitments, customers cancel orders or actual demand is less than our demand forecasts, it could result in excess or obsolete inventory, which we would be required to write down to its estimated realizable value, which in turn could result in lower gross margins and operating income. Our operating cash flows have also been and may in the future be negatively impacted by an increase of component inventories on hand or at our contract manufacturers.
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
Our results of operations have historically varied from period to period, and we expect that this trend will continue. As a result, you should not rely upon our past financial results for any period as indicators of future performance. Our results of operations in any given period have been and could continue to be influenced by a number of factors, many of which are outside of our control and may be difficult to predict, including:
•general economic conditions, both domestically and in foreign markets, and disruptions in our business and the markets due to, among other things, recessionary risks and a global economic downturn, higher interest rates, monetary policy shifts, inflationary pressures, supply chain and labor shortages, the upcoming U.S. presidential election, the recent banking crisis, potential disruptions from the Russia-Ukraine and Israel-Hamas conflicts, the Houthi attacks on marine vessels in the Red Sea, political tensions between Taiwan and China and international trade wars involving the U.S. and China and other countries;
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
•a reduction, or uncertainty in the timing, of orders from our large customers;
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
•the inclusion of any acceptance provisions in our customer contracts and any delays in acceptance, or rejection, of those products;
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
In particular, the market for AI applications is new and our customers are continuing to evaluate their opportunity in this market. If the AI market does not develop as anticipated or at all, then the potential demand for AI Ethernet switches may not be realized. Moreover, even if the market for AI applications does develop, the successful adoption of AI Ethernet products will be dependent upon their ability to compete against more established InfiniBand products or against the AI Ethernet products of other competitors to address AI networking clusters.
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
We have made substantial investments to develop new products and services and enhancements to existing products through our acquisitions and internal research and development efforts to expand our product offerings and maintain our revenue growth. If we are unable to anticipate technological changes in our industry by introducing new or enhanced products and services in a timely and cost-effective manner or if we fail to introduce products and services that meet market demand, we may lose our competitive position, our products may become obsolete, and our business, financial condition or results of operations could be adversely affected. For example, with our most recently introduced 800 GbE and AI focused Ethernet products, our ability to continue to maintain our competitive position with our customers will depend on our ability to deliver these new products in a timely manner, our customers' acceptance of these products and the growth of the markets that these products serve. In addition, the evaluation, testing and qualification of our new products by our customers may be lengthy and may require contractual acceptance clauses, which could delay our revenue recognition, and impact our revenue and deferred revenue balances. In the event that we are not able to satisfy such acceptance clauses, we may be required to accept product returns from our customers, which would reduce our deferred revenue balances and prevent us from recognizing revenue on such transactions and may result in the write-down of inventory.
Additionally, from time to time, we invest in expansion into adjacent markets, including campus and WiFi networking, AI networking, cloud and enterprise routing markets, network security markets and SD-WAN markets. Although we believe these solutions are complementary to our current offerings, we have less experience and a more limited operating history in these markets, and our efforts in this area may not be successful. Expanding our services in existing and new markets and increasing the depth and breadth of our presence imposes significant burdens on our marketing, compliance, and other administrative and managerial resources. Our plan to expand and deepen our market share in our existing markets and possibly expand into additional markets is subject to a variety of risks and challenges. Our success in these new markets depends on a variety of factors, including but not limited to our ability to develop new products, new product features and services that address the customer requirements for these markets, attract a customer base in markets in which we have less experience, compete with new and existing competitors in these adjacent markets, and gain market acceptance of our new products. In addition, when we introduce new products, we expect that it will take time for manufacturing to ramp production and fulfill customer demand.
Developing our products is expensive, and the investment in product development typically involves a long payback cycle. We expect to continue to invest heavily in software development in order to expand the capabilities of our cloud networking platform and introduce new products and features. We expect that our results of operations will be impacted by the timing and size of these investments. These investments may take several years to generate positive returns, if ever.
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
•the uncertainty of protection and enforcement for intellectual property rights in some countries; and
•heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements.
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
To increase our revenue, we must add new customers, especially large customers, and sell additional products and services to existing customers. For example, one of our sales strategies is to expand our current footprint by targeting specific projects at our current customers because they are familiar with the operational and economic benefits of our solutions, thereby reducing the sales cycle into these customers. We also believe the opportunity with current customers is significant given their existing infrastructure and expected future spend. Another one of our sales strategies is focused on increasing penetration in the enterprise, campus and AI markets. However, sales strategies focused on expansion to adjacent markets can require more time and effort since enterprise and campus customers typically start with small purchases, and in the case of new markets such as AI where we are introducing new products there are often longer testing and qualification periods. For this reason, in order to grow our revenue, it is important for us to attract new large customers. Some factors that may limit our ability to attract new large customers include, but are not limited to, saturation with certain large cloud networking customers, customers priorities and initiatives to invest in new technology, competition, decreased capital spending by such customers, a limited number of such customers, and a decline in growth at such customers. If we fail to attract new large customers, including enterprise, campus and AI customers, or fail to reduce the sales cycle and sell additional products to our existing customers, our business, financial condition, results of operations and prospects will be harmed.
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
We have not yet established broad market awareness or acceptance of products and services that we have introduced in the AI Ethernet, campus workspace and network security markets. Market awareness of our value proposition and products and services will be essential to our continued growth and our success, particularly for the service provider and broader enterprise markets. Additionally, because we are introducing new products in markets such as the AI Ethernet market, they may still be subject to testing, qualification and acceptance periods. If our marketing efforts are unsuccessful in creating market awareness of our company and our products and services or in gaining access to new customer markets, or if these new products and services are not accepted by customers, then our business, financial condition, results of operations and prospects will be adversely affected, and we will not be able to achieve sustained growth.
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
The timing of our sales and revenue recognition is difficult to predict because of the length and unpredictability of our products’ sales cycles. A sales cycle is the period between initial contact with a prospective customer and any sale of our products. End-customer orders often involve the purchase of multiple products. These orders are complex and difficult to complete because prospective customers generally consider a number of factors over an extended period of time before committing to purchase the products and solutions we sell. Customers, especially our large customers, often view the purchase of our products as a significant and strategic decision and require considerable time to evaluate, test and qualify our products prior to making a purchase decision and placing an order. The length of time that customers devote to their evaluation, contract negotiation and budgeting processes varies significantly. In addition, customers may delay upgrades to their network infrastructure which extends the upgrade and sales cycle. Our products’ sales cycles can be lengthy in certain cases, especially with respect to our prospective large customers and certain markets including the enterprise, campus and AI markets. During the sales cycle, we expend significant time and money on sales and marketing activities and make investments in evaluation equipment, all of which lower our operating margins, particularly if no sale occurs. Even if a customer decides to purchase our products, there are many factors affecting the timing of our recognition of revenue, which makes our revenue difficult to forecast. For example, there may be unexpected delays in a customer’s internal procurement processes, particularly for some of our larger customers for which our products represent a very small percentage of their total procurement activity. In addition, due to macroeconomic uncertainties, the sales cycle may be extended and there may be delays and reductions of expenditures and cancellations by customers. There are many other factors specific to customers that contribute to the timing of their purchases and the variability of our revenue recognition, including the strategic importance of a particular project to a customer, budgetary constraints and changes in their personnel.
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
In order to reduce manufacturing lead times and plan for adequate component supply, we have issued and expect to continue to issue purchase orders for components and products that are non-cancellable and non-returnable, including purchase commitments for semiconductors as disclosed in Note 5. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. Industry wide supply chain shortages resulted in extended lead time for components, which required us to extend the lead time horizon of our demand forecast for such components and increased our purchase commitments for long lead time components. As the global supply chain has shown improvement, we expect that our purchase commitments for components and products will stabilize in the near term, but will remain volatile due to new product introductions or changed supplier terms and conditions. There is no guarantee that suppliers will meet their commitments or that actual customer demand will not be lower than our demand forecasts. As customer lead times improve more broadly, we have seen and expect to continue to see a commensurate reduction in visibility to customer demand and a gradual return to a somewhat shorter demand-planning horizon. Additionally, certain customers have and may continue to engage in cost reduction measures including reductions in capital expenditures and other efficiency efforts which may result in a cancellation of orders or reduce demand for our products. We establish a liability for non-cancellable, non-returnable purchase commitments with our component inventory suppliers for quantities in excess of our demand forecasts, or for products that are considered obsolete. In addition, we establish a liability and reimburse our contract manufacturer for component inventory purchased on our behalf that has been rendered excess or obsolete due to manufacturing and engineering change orders, or in cases where inventory levels greatly exceed our demand forecasts. The magnitude of these balances, combined with a reduction in customer demand-planning horizons and shifting product priorities, has resulted in increased risk that we may not be able to sell all of this inventory, which in turn has resulted, and may in the future result, in additional excess and obsolete inventory-related charges. Our non-cancellable commitments and the cash deposits to secure our purchases with our contract manufacturers are disclosed in Note 5. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. If we ultimately determine that we have excess or obsolete inventory, we may have to reduce our prices and write down inventory to its estimated realizable value, which in turn could result in lower gross margins. If we are unable to effectively manage our supply and inventory, our business, financial condition, results of operations and prospects could be adversely affected.
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
To the extent that our products are manufactured at facilities in foreign countries, we may be subject to additional risks associated with complying with local rules and regulations in those jurisdictions. For example, due to the COVID-19 pandemic, some of our contract manufacturers experienced temporary closures and labor shortages. Shelter in place orders, factory closures or reductions in staffing at our manufacturing sites would result in material disruptions, increased lead times and supply shortages of our products.
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
We have been and could be subject to manufacturing disruptions and supply chain delays in the future. This places significant pressure on supply chain management, manufacturing, inventory and quality control management, shipping and trade compliance. Consequently, this has hindered and may continue to hinder our ability to forecast component supply, manufacturing capacity and timing of inventory receipts. A significant interruption in these critical functions has resulted and could continue to result in delayed order fulfillment or cancellation of orders, which may negatively impact our relationships with our customers, reduce future sales or otherwise adversely affect our business, financial condition, results of operations and prospects and result in a decline in the market price of our common stock.
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
Many of our products and services include software or other intellectual property licensed from third parties, and we otherwise use software and other intellectual property licensed from third parties in our business. This exposes us to risks over which we may have little or no control. For example, a licensor may have difficulties keeping up with technological changes or may stop supporting the software or other intellectual property that it licenses to us. Also, it will be necessary in the future to renew licenses, expand the scope of existing licenses or seek new licenses, relating to various aspects of these products and services or otherwise relating to our business, which may result in increased license fees. These licenses may not be available on acceptable terms, if at all. In addition, a third-party may assert that we or our customers are in breach of the terms of a license, which could, among other things, give such third-party the right to terminate a license or seek damages from us, or both. The inability to obtain or maintain certain licenses or other rights or to obtain or maintain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could result in delays in releases of products and services and could otherwise disrupt our business, until equivalent technology can be identified, licensed or developed, if at all, and integrated into our products and services or otherwise in the conduct of our business. Moreover, the inclusion in our products and services of software or other intellectual property licensed from third parties on a nonexclusive basis may limit our ability to differentiate our products from those of our competitors. Lastly, our use of third-party technology may subject us to claims of infringement which could result in a material adverse effect on our business, financial condition, results of operations and time-intensive litigation and for which we may not be eligible for indemnification protections. Any of these events could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners. Computer programmers or other persons or organizations may attempt to penetrate our network security, or that of our website or systems, and access, use, or obtain confidential, personal, or otherwise sensitive or proprietary information about us or our customers, or via these or other methods, including denial of service attacks and other cyberattacks, disrupt or cause interruptions of our systems, products, services and networks. In addition, geopolitical tensions, such as the Russia-Ukraine conflict, the Israel-Hamas hostilities and deteriorating relations with China, may create a greater risk of cyberattacks against our company and our manufacturers, suppliers, logistics providers, banks and other business partners. Because the techniques used to access, disrupt, or sabotage networks and systems change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. In addition, our software and sophisticated hardware and operating system software and applications that we develop or procure from third parties may contain vulnerabilities or defects in design or manufacture, including “bugs,” viruses, ransomware and other malware, and other problems that could cause the software or applications to fail or otherwise to unexpectedly interfere with the operation of the system or that could result in a breach of or disruption to our systems, products, services or networks or the systems, networks, products, or services of third parties that support us and our services. We also face risks of others gaining unauthorized access to our products and services and introducing malicious software, and such malicious software, defects, bugs or vulnerabilities, or other defects, bugs, or vulnerabilities in our products or services may result in failures or interruptions of our products or services or expose our end-customers' networks, leaving their networks unprotected against the latest security threats.
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
There is currently significant uncertainty about the future relationship between the United States, and various other countries, most significantly China, with respect to trade policies, treaties, tariffs and taxes. The U.S. government has and continues to make significant additional changes in U.S. trade policy and has taken certain actions that could negatively impact U.S. trade. In addition, there may be further changes in U.S. trade policy if there is a change in administration as a result of the upcoming U.S. presidential election.
For example, in 2018, the Office of the U.S. Trade Representative ("USTR") enacted various tariffs of 7.5%, 10%, 15% and 25% on imports into the U.S. from China, including communications equipment products and components manufactured and imported from China. USTR has continued to expand these tariffs recently announcing new tariffs of up to 100% on certain products. Since then, China has retaliated through various trade related measures including imposing tariffs on imports into China from the United States.
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
Our income taxes are subject to volatility and could be adversely affected by several factors, some of which are outside of our control, including earnings that are lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; our ability to generate and use tax attributes; changes in the valuation of our deferred tax assets and liabilities; transfer pricing adjustments from tax authorities challenging our methods for valuing developed technology or intercompany arrangements; tax effects of nondeductible compensation, including certain stock-based compensation; tax costs related to inter-company restructuring; changes in accounting principles; changes in tax law and regulations, treaties, or interpretation thereof; imposition of withholding or other taxes on payments by subsidiaries or customers; or a change in our decision to indefinitely reinvest certain foreign earnings.
Significant judgment is required to evaluate our tax positions and determine our income tax liability. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely affect income taxes.
Tax laws are dynamic and subject to change. Changes in tax laws and regulations and interpretations of such laws and regulations, including taxation of earnings outside of the U.S. may have adverse effects on our operating results and could impact the tax treatment of our earnings and cash and cash equivalent balances we currently maintain. Furthermore, due to shifting economic and political conditions, tax policies and rates in various jurisdictions, may be subject to significant change. Proposals to reform U.S. and International tax laws could increase the U.S. corporate tax rate. The Organization for Economic Cooperation and Development (“OECD”), comprising 38 international member countries including the United States, have reached agreement on a global minimum tax initiative (“Pillar Two”), which has been adopted by members of the European Union, among other jurisdictions. Other OECD countries are also actively considering changes to existing tax laws or have proposed new laws to align with the recommendations and guidelines proposed by the OECD, including Pillar Two. Enactment of such tax laws could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. We have assessed the impacts of these new laws in countries that we operate in and do not currently anticipate any material impacts to our effective tax rate. However, we cannot provide any assurance that there will not be a material impact to our effective tax rate in the future as a result of these developments or proposed changes.
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
In addition, in certain jurisdictions, these regulatory requirements may be more stringent than those in the United States, such as the EU's General Data Protection Regulation (“GDPR”). The GDPR provides for substantial obligations relating to the handling, storage and other processing of data relating to individuals and administrative fines for violations, which can be up to four percent of the previous year’s annual revenue or €20 million, whichever is higher. In the past, we relied on the E.U.-U.S. and Swiss-U.S. Privacy Shield programs, and/or the use of standard contractual clauses approved by the European Commission ("SCCs"), to legitimize transfers of data out of the EU. EU courts later invalidated the E.U.-U.S. Privacy Shield and imposing additional obligations in connection with the use of the SCCs. The European Commission subsequently issued new SCCs which have been implemented. The continued validity of these new SCCs for cross-border data transfer is uncertain and difficult to predict. Among other effects, we may experience additional costs associated with increased compliance burdens and new contract negotiations with third parties that aid in processing data on our behalf. We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of residents of the European Economic Area (“EEA”). The regulatory environment applicable to the handling of EEA residents’ personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results, and financial condition. Further, the UK has implemented legislation that substantially mirrors the GDPR, and which provides for fines of up to the greater of 17.5 million British Pounds or four percent of the previous year’s annual revenue, whichever is higher. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear following the UK’s exit from the EU, including with respect to regulation of data transfers between EU member states and the UK. The UK has issued new standard contractual clauses that, like the SCCs, are required to be implemented.
Several jurisdictions have passed new laws and regulations relating to privacy, data protection, and other matters, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. For example, the California Consumer Privacy Act (“CCPA”) became operative on January 1, 2020 and was amended by the California Privacy Rights Act (“CPRA”) going into effect over time through July 1, 2023. Certain aspects of the CCPA/CPRA and its interpretation remain uncertain and are likely to remain uncertain for an extended period and may require us to incur additional costs and expenses in an effort to comply. In addition to the CCPA/CPRA, numerous other states have enacted or are considering similar laws that will require ongoing compliance efforts and investment. For example, Connecticut, Virginia, Colorado and Utah have enacted legislation similar to the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation effective, or taking effect, in 2024; Delaware, Tennessee, Iowa, Maryland, Minnesota, New Hampshire, Nebraska, New Jersey and Tennessee have enacted similar legislation that will take effect in 2025; and Indiana and Kentucky have enacted similar legislation that will become effective in 2026.
Among other emerging laws relating to privacy and data protection globally, India has released its Digital Personal Data Protection Act 2023, although the full scope of the implementation remains uncertain. We maintain an employee and operational presence in India, and this act may require us to modify our policies and practices and incur increased costs in our efforts to comply.

In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services. Accordingly, we cannot predict the full impact of other evolving privacy and data protection obligations on our business or operations. Complying with emerging and changing legal and regulatory requirements relating to privacy, data protection and other matters may cause us to incur costs or require us to change our business practices, which could harm our business, financial condition, results of operations and prospects.
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
We use machine learning and AI technologies in our offerings and business, including in our Arista Guardian for Network Identity offering, and we are making investments in expanding our AI capabilities in our products, services, and tools, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new product features using AI technologies. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as evolving legal and regulatory landscapes. Laws and regulations applicable to AI continue to develop and may be inconsistent from jurisdiction to jurisdiction. For example, the European Union has adopted on an Artificial Intelligence Act that, when effective, prohibits certain AI applications and systems and imposes additional requirements on the use of certain applications or systems. The use of AI technologies in new or existing products may result in new or enhanced governmental or regulatory scrutiny, new or modified laws or regulations, claims, demands, and litigation, confidentiality, privacy, data protection, or security risks, ethical concerns, or other complications that could adversely affect our business, financial condition, results of operations and prospects.
Uncertainty around new and emerging AI technologies may require additional investment in the obtaining, developing and maintaining of proprietary datasets and machine learning models, development of new approaches and processes to provide attribution or remuneration to creators of training data, and development of appropriate protections, safeguards, and policies for handling the processing of data with AI technologies, which may be costly and could impact our expenses. AI technologies also present emerging legal, ethical and social issues, including with respect to potential or actual bias reflected in, or flawed outputs of, models. AI technologies that we make use of may produce or create outputs that appear correct but are factually inaccurate or otherwise flawed, which may expose us to brand or reputational harm, competitive harm, regulatory scrutiny, and/or legal liability.
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
The trading price of our common stock has historically been and is likely to continue to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include, but are not limited to, forward-looking statements related to future revenue, gross margins and earnings per share, changes or decreases in our growth rate, manufacturing, supply or distribution shortages or constraints, ratings changes by securities analysts, actual or anticipated announcements of new products by our company or our competitors, litigation, actual or anticipated changes or fluctuations in our results of operations, regulatory developments, repurchases of our common stock, departures of key executives, the financial results or financial projections of our large customers, major catastrophic events, macroeconomic factors including the upcoming U.S. presidential election, inflation and interest rate fluctuations and other broad market and industry fluctuations.
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
We have adopted a stock repurchase program to repurchase shares of our common stock; however, any future decisions to reduce or discontinue repurchasing our common stock pursuant to such stock repurchase program could cause the market price of our common stock to decline.
Although our board of directors has authorized a stock repurchase programs, any determination to execute stock repurchases will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, market and business conditions, stock price, acquisition opportunities and other factors, as well as our board of director’s continuing determination that the repurchase program is in the best interests of our shareholders and is in compliance with all laws and agreements applicable to the repurchase program. Our stock repurchase program does not obligate us to acquire any common stock. If we fail to meet any expectations related to stock repurchases, the market price of our common stock could decline, and could have a material adverse impact on investor confidence. Additionally, price volatility of our common stock over a given period may cause the average price at which we repurchase our common stock to exceed the stock’s market price at a given point in time.
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
Our directors, executive officers and each of our stockholders who own greater than 10% of our outstanding common stock together with their affiliates, in the aggregate, beneficially own approximately 18.1% of the outstanding shares of our common stock, based on shares outstanding as of June 30, 2024. As a result, these stockholders, if acting together, could exercise a significant level of influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
•the requirement that a special meeting of stockholders may be called only by the chairman of our board of directors, our chief executive officer, our president (in the absence of our chief executive officer) or our board of directors, by a vote of a majority of the total number of authorized directors, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•the requirement that a director may be removed from office by our stockholders only for cause and only by the affirmative vote of holders of at least 66 2/3% of the voting power of our capital stock entitled to vote thereon;
•the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of our capital stock entitled to vote generally in the election of directors, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the structure of our board of directors, the management of our business, and certain rights of our stockholders (including the prohibition on the stockholder’s ability to act by written consent), which may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;
•the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of our capital stock entitled to vote thereon for stockholders to amend, alter or repeal our amended and restated bylaws, which may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;
•the ability of our board of directors, by a vote of a majority of the total number of authorized directors, to amend the bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and
•advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.
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
In October 2021, our board of directors authorized a $1.0 billion stock repurchase program (the “Prior Repurchase Program”). This authorization allows us to repurchase shares of our common stock that will be funded from working capital and expires in the fourth quarter of 2024. In May 2024, our board of directors authorized an additional $1.2 billion stock repurchase program (the “New Repurchase Program” and together with the Existing Repurchase Program, the "Repurchase Programs"), which allows us to repurchase shares of our common stock to be funded from working capital. Repurchases under the Repurchase Programs may be made at management's discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchase techniques, 10b5-1 trading plans, or a combination of the foregoing. The Repurchase Programs do not obligate us to acquire any of our common stock and may be suspended or discontinued by the company at any time without prior notice.
During the three months ended June 30, 2024, we repurchased a total of $82.0 million of our common stock under our Prior Repurchase Program, which was completed in April 2024, and $90.0 million under our New Repurchase Program. Details are disclosed as below (in thousands, except per share amounts). For further information on our repurchase activities during the quarter ended June 30, 2024, please refer to Note 6. Stockholders' Equity and Stock-Based Compensation of the Notes to Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
April 1, 2024 - April 30, 2024	308	$266.12	308	$—
May 1, 2024 - May 31, 2024	203	295.69	203	1,139,810
June 1, 2024 - June 30, 2024	103	292.04	103	1,109,807
	614		614

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following directors and officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On June 13, 2024, Kelly Battles, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 1,706 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 16, 2025, or earlier if all transactions under the trading arrangement are completed.
On June 14, 2024, Charles Giancarlo, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 24,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 18, 2025, or earlier if all transactions under the trading arrangement are completed.
No other officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 6. Exhibits

Exhibit Number	Description
10.4 †	2014 Equity Incentive Plan (as amended, restated and extended effective as of April 17, 2024) (incorporated by reference from the From 8-K filed on April 23, 2024, File No. 001-36468)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)
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
† Indicates a management contract or compensatory plan or arrangement

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arista Networks, Inc.
(Registrant)

Date:	July 30, 2024	By:	/s/ JAYSHREE ULLAL
Jayshree Ullal
President, Chief Executive Officer and Chairperson of the Board
(Principal Executive Officer)

Date:	July 30, 2024	By:	/s/ CHANTELLE BREITHAUPT
Chantelle Breithaupt
Chief Financial Officer
(Senior Vice President)