Form 10-Q
period 2024-09-30
Arista Networks, Inc.
filed 2024-11-08
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of November 4, 2024 was 314,939,883.

ARISTA NETWORKS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ARISTA NETWORKS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,175,139	$1,938,606
Marketable securities	4,253,249	3,069,362
Accounts receivable, net	1,130,897	1,034,398
Inventories	1,769,962	1,945,180
Prepaid expenses and other current assets	548,693	412,518
Total current assets	10,877,940	8,400,064
Property and equipment, net	93,034	101,580
Goodwill and acquisition-related intangible assets, net	337,230	357,299
Deferred tax assets	1,318,224	945,792
Other assets	220,295	151,900
TOTAL ASSETS	$12,846,723	$9,956,635
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$289,161	$435,059
Accrued liabilities	323,990	407,302
Deferred revenue	1,599,590	915,204
Other current liabilities	221,633	161,870
Total current liabilities	2,434,374	1,919,435
Income taxes payable	116,604	95,751
Deferred revenue, non-current	907,741	591,000
Other long-term liabilities	142,115	131,390
TOTAL LIABILITIES	3,600,834	2,737,576
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100,000 shares authorized and no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value—1,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 314,847 and 312,245 shares issued and outstanding as of September 30, 2024 and December 31, 2023	31	31
Additional paid-in capital	2,371,010	2,108,331
Retained earnings	6,865,260	5,114,025
Accumulated other comprehensive income (loss)	9,588	(3,328)
TOTAL STOCKHOLDERS’ EQUITY	9,245,889	7,219,059
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,846,723	$9,956,635

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Income Statements
(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Product	$1,523,807	$1,285,548	$4,275,923	$3,719,179
Service	287,129	223,908	796,787	600,552
Total revenue	1,810,936	1,509,456	5,072,710	4,319,731
Cost of revenue:
Product	593,343	522,866	1,655,415	1,565,341
Service	55,876	44,171	156,986	123,335
Total cost of revenue	649,219	567,037	1,812,401	1,688,676
Gross profit	1,161,717	942,419	3,260,309	2,631,055
Operating expenses:
Research and development	235,824	212,353	711,701	643,437
Sales and marketing	106,832	102,033	316,315	293,496
General and administrative	33,811	25,338	87,329	76,787
Total operating expenses	376,467	339,724	1,115,345	1,013,720
Income from operations	785,250	602,695	2,144,964	1,617,335
Other income (expense), net	97,660	41,815	231,143	110,300
Income before income taxes	882,910	644,510	2,376,107	1,727,635
Provision for income taxes	134,972	99,183	325,049	253,950
Net income	$747,938	$545,327	$2,051,058	$1,473,685
Net income per share:
Basic	$2.38	$1.76	$6.54	$4.78
Diluted	$2.33	$1.72	$6.41	$4.66
Weighted-average shares used in computing net income per share:
Basic	314,482	310,185	313,742	308,602
Diluted	320,448	317,631	320,078	316,564

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$747,938	$545,327	$2,051,058	$1,473,685
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,541	(1,378)	(836)	(1,045)
Available-for-sale investments:
Change in net unrealized gains (losses) on available-for-sale securities	23,126	3,446	13,779	7,955
Reclassification adjustment included in net income	(21)	(26)	(27)	3,832
Other comprehensive income (loss)	24,646	2,042	12,916	10,742
Comprehensive income	$772,584	$547,369	$2,063,974	$1,484,427

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands)

	Three Months Ended September 30, 2024						Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of period	314,086	$31	$2,263,356	$6,182,479	$(15,058)	$8,430,808	312,245	$31	$2,108,331	$5,114,025	$(3,328)	$7,219,059
Net income	—	—	—	747,938	—	747,938	—	—	—	2,051,058	—	2,051,058
Other comprehensive income, net of tax	—	—	—	—	24,646	24,646	—	—	—	—	12,916	12,916
Stock-based compensation	—	—	98,123	—	—	98,123	—	—	254,630	—	—	254,630
Issuance of common stock in connection with employee equity incentive plans	998	—	20,984	—	—	20,984	3,812	—	55,501	—	—	55,501
Repurchase of common stock	(205)	—	—	(65,157)	—	(65,157)	(1,047)	—	—	(299,823)	—	(299,823)
Tax withholding paid for net share settlement of equity awards	(32)	—	(11,453)	—	—	(11,453)	(163)	—	(47,452)	—	—	(47,452)
Balance at end of period	314,847	$31	$2,371,010	$6,865,260	$9,588	$9,245,889	314,847	$31	$2,371,010	$6,865,260	$9,588	$9,245,889

	Three Months Ended September 30, 2023						Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of period	309,355	$31	$1,927,697	$3,955,062	$(25,208)	$5,857,582	306,890	$31	$1,780,714	$3,138,983	$(33,908)	$4,885,820
Net income	—	—	—	545,327	—	545,327	—	—	—	1,473,685	—	1,473,685
Other comprehensive income, net of tax	—	—	—	—	2,042	2,042	—	—	—	—	10,742	10,742
Stock-based compensation	—	—	85,390	—	—	85,390	—	—	215,398	—	—	215,398
Issuance of common stock in connection with employee equity incentive plans	1,662	—	23,387	—	—	23,387	5,162	—	53,797	—	—	53,797
Repurchase of common stock	—	—	—	—	—	—	(954)	—	—	(112,279)	—	(112,279)
Tax withholding paid for net share settlement of equity awards	(45)	—	(8,173)	—	—	(8,173)	(158)	—	(23,939)	—	—	(23,939)
Common stock issued for business acquisition	—	$—	$—	$—	$—	—	32	$—	$2,331	$—	$—	2,331
Balance at end of period	310,972	$31	$2,028,301	$4,500,389	$(23,166)	$6,505,555	310,972	$31	$2,028,301	$4,500,389	$(23,166)	$6,505,555

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,051,058	$1,473,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,650	56,233
Stock-based compensation	254,630	215,398
Deferred income taxes	(376,726)	(217,489)
Amortization (accretion) of investment premiums (discounts)	(44,609)	(22,389)
Other	1,921	(5,084)
Changes in operating assets and liabilities:
Accounts receivable, net	(96,499)	84,379
Inventories	175,218	(603,832)
Other assets	(173,119)	(118,622)
Accounts payable	(142,005)	33,740
Accrued liabilities	(84,565)	117,481
Deferred revenue	1,001,127	153,505
Income taxes, net	59,763	346,170
Other liabilities	4,428	(5,625)
Net cash provided by operating activities	2,677,272	1,507,550
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	1,427,348	1,564,950
Proceeds from sales of marketable securities	44,865	49,584
Purchases of marketable securities	(2,593,418)	(1,934,156)
Purchases of property and equipment	(19,580)	(28,424)
Other investing activities	(6,628)	(2,451)
Net cash used in investing activities	(1,147,413)	(350,497)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity plans	55,501	53,797
Tax withholding paid on behalf of employees for net share settlement	(47,452)	(23,939)
Repurchases of common stock	(299,823)	(112,279)
Net cash used in financing activities	(291,774)	(82,421)
Effect of exchange rate changes	(1,011)	(934)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,237,074	1,073,698
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —Beginning of period	1,939,464	675,978
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$3,176,538	$1,749,676

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
Basis of Presentation and Principles of Consolidation
    The accompanying unaudited condensed consolidated financial statements include the accounts of Arista Networks, Inc. and its wholly-owned subsidiaries and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. All significant inter-company accounts and transactions have been eliminated.
    Our condensed consolidated financial statements and related financial information in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 12, 2024.
Use of Estimates
    The preparation of the accompanying consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Those estimates and assumptions include, but are not limited to, valuation of inventory and contract manufacturer/supplier liabilities, accounting for income taxes, including the recognition of deferred tax assets and liabilities, valuation allowance on deferred tax assets and reserves for uncertain tax positions, revenue recognition and deferred revenue, valuation of goodwill and acquisition-related intangible assets, estimate of useful lives of long-lived assets including intangible assets, and the recognition and measurement of contingent liabilities. We evaluate our estimates and assumptions based on historical experience and other factors and adjust these estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from these estimates.
Risks and Uncertainties
Global economic and business activities continue to face widespread macroeconomic uncertainties, including the effects of, among other things, inflation, monetary policy shifts, recession risks, potential supply chain disruptions, and geopolitical pressures.
    Our business is emerging from a period of unprecedented global supply chain disruptions. Throughout this period, we made significant supply chain investments, including funding additional working capital and incremental purchase commitments in response to extended visibility to deployment plans from our customers. We have worked closely with our contract manufacturers and supply chain partners to ramp production following a period of delayed component sourcing and workforce disruptions. Increased capacity has allowed us to ship products against previously committed demand/deployment plans and accelerate some deployments where needed, while trying to minimize building customer inventory, and to some extent balancing customer lead times with those currently experienced from our key suppliers. As a result, some shipments against these previously committed demand/deployment plans have extended into 2024.
    As the global supply chain has experienced some improvements and as customer lead times have been reduced from their peak, we have seen and expect to continue to see a commensurate reduction in visibility to customer demand and a gradual return to shorter demand-planning horizons. Given these shipment and order patterns, near term revenue trends may not be solely reflective of current demand levels, but as discussed above will benefit from demand/deployment plans that had been previously committed. We expect that our inventory and purchase commitments will remain volatile as we ramp new product introductions. The magnitude of these balances, combined with a reduction in customer demand-planning horizons and shifting customer product priorities, has resulted in increased risk that we may not be able to sell all of this inventory, which in turn has resulted in additional excess and obsolete inventory and supplier liability charges. In addition, inflation pressure in our supply chain and scarcity of some materials needed to build our products have increased our cost of revenue and have impacted, and may continue to negatively impact our gross margin. While we have seen improvements in our supply chain and manufacturing operations, any remaining or new supply chain and manufacturing related constraints could negatively impact our business in future periods.
    Management continues to actively monitor the impact of macroeconomic factors on the Company's financial condition, liquidity, operations, suppliers, industry, and workforce. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, the impact on our customers, partners, employees, contract manufacturers and supply chain, all of which continue to evolve and are unpredictable. In addition, any continued or renewed disruption in manufacturing and supply resulting from these factors could negatively impact our business. Recent technologies, such as generative AI models, have emerged, and while they have driven increased demand for networking, the long-term trajectory is unknown. As such, demand estimates for our new products may be inaccurate and create volatility in our revenue and inventory levels. Furthermore, any prolonged economic disruptions or further deterioration in the global economy could have a negative impact on demand from our customers in future periods, particularly in the enterprise market where we are continuing to expand our penetration. Accordingly, current results and financial conditions discussed herein may not be indicative of future operating results and trends.
Recent Accounting Pronouncements Not Yet Effective
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)-Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. As of September 30, 2024, we have not early adopted ASU 2023-09 and we are currently evaluating the impact of future adoption on our financial disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280)-Improvements to Reportable Segment Disclosures. The ASU requires that an entity disclose significant segment expenses impacting profit and loss that are regularly provided to the chief operating decision maker. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. As of September 30, 2024, we have not early adopted ASU 2023-07 and we are currently evaluating the impact of future adoption on our financial disclosures.
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

	September 30, 2024				December 31, 2023
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Financial Assets:
Cash Equivalents:
Money market funds	$1,372,386	$—	$—	$1,372,386	$1,015,705	$—	$—	$1,015,705
Commercial paper	—	2,994	—	2,994	—	1,999	—	1,999
U.S. government notes	54,889	—	—	54,889	—	—	—	—
Agency securities	—	24,997	—	24,997	—	—	—	—
	1,427,275	27,991	—	1,455,266	1,015,705	1,999	—	1,017,704
Marketable Securities:
Commercial paper	—	25,058	—	25,058	—	—	—	—
Certificates of deposits(1)	—	—	—	—	—	5,000	—	5,000
U.S. government notes	1,506,033	—	—	1,506,033	1,044,859	—	—	1,044,859
Corporate bonds	—	1,968,281	—	1,968,281	—	1,362,124	—	1,362,124
Agency securities	—	753,877	—	753,877	—	657,379	—	657,379
	1,506,033	2,747,216	—	4,253,249	1,044,859	2,024,503	—	3,069,362
Other Assets:
Money market funds - restricted	1,399	—	—	1,399	858	—	—	858
Total Financial Assets	$2,934,707	$2,775,207	$—	$5,709,914	$2,061,422	$2,026,502	$—	$4,087,924
______________________________________
(1) As of December 31, 2023, all of our certificates of deposits were domestic deposits.
    During the three and nine months ended September 30, 2024, the Company did not make any transfers between the levels of the fair value hierarchy.
    The following table summarizes the amortized cost, unrealized gains and losses, and fair value of our debt securities measured at fair value on a recurring basis (in thousands):

	September 30, 2024				December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$28,052	$—	$—	$28,052	$1,999	$—	$—	$1,999
U.S. government	1,554,054	7,088	(220)	1,560,922	1,043,445	2,874	(1,460)	1,044,859
Corporate bonds	1,957,674	10,854	(247)	1,968,281	1,361,132	2,810	(1,818)	1,362,124
Agency securities	775,636	3,468	(230)	778,874	657,118	1,143	(882)	657,379
Total	$4,315,416	$21,410	$(697)	$4,336,129	$3,063,694	$6,827	$(4,160)	$3,066,361
    For debt securities in unrealized loss positions, it is not likely that we will be required to sell such securities before recovery of their amortized cost basis nor do we have the intent to sell such securities before maturity. We invest in debt securities that have maximum maturities of two years and are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these marketable securities, the more susceptible they are to changes in market interest rates and bond yields. Given the short-term and conservative nature of our portfolio, our debt securities are generally not subject to credit risk; therefore, we did not recognize any credit losses or non-credit-related impairments related to such securities for the three and nine months ended September 30, 2024. All unrealized losses were recognized in other comprehensive income (loss). Realized gains or losses were immaterial for the three and nine months ended September 30, 2024.
    The following table is an analysis of our debt securities in unrealized loss positions (in thousands):

	September 30, 2024
	Unrealized Losses within 12 months		Unrealized Losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government notes	$62,724	$(74)	$127,869	$(146)	$190,593	$(220)
Corporate bonds	221,914	(133)	101,990	(114)	323,904	(247)
Agency securities	129,773	(189)	102,796	(41)	232,569	(230)
Total	$414,411	$(396)	$332,655	$(301)	$747,066	$(697)
     As of September 30, 2024, we had no marketable securities with contractual maturities that exceeded 24 months. The fair values of marketable securities by remaining contractual maturities, are as follows (in thousands):

September 30, 2024
Fair Value
Due in 1 year or less	$2,591,487
Due in 1 to 2 years	1,661,762
Total debt securities	$4,253,249
    The weighted-average remaining duration of our marketable securities is approximately 0.9 years as of September 30, 2024. As we view these marketable securities as available to support current operations, we classify marketable securities with maturities beyond 12 months as current assets under the caption "Marketable securities" on the condensed consolidated balance sheets.
Assets measured at fair value on a non-recurring basis
    Non-Marketable Equity Securities
    We have non-marketable equity securities in privately-held companies that do not have readily-determinable fair values. These equity securities are included in Other Assets on the condensed consolidated balance sheets. Their initial cost is adjusted to fair value on a non-recurring basis based on observable price changes from orderly transactions of identical or similar securities of the same issuer, or for impairment. These investments are classified within Level III of the fair value hierarchy as we estimate the value based on valuation methods using the observable transaction price at the transaction date and other significant unobservable inputs, such as volatility, rights, and obligations related to these securities. In addition, the valuation requires management judgment due to the absence of market price and lack of liquidity.
We did not record any realized gains or losses on our non-marketable equity securities during the three and nine months ended September 30, 2024 and September 30, 2023, and we recorded immaterial amounts of unrealized gains or losses for the three and nine months ended September 30, 2024 and September 30, 2023, respectively.

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
    The following table summarizes the activity related to our non-marketable equity securities as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Cost of investments	$38,284	$31,656
Cumulative impairment and downward adjustment	—	—
Cumulative upward adjustment	43,032	30,632
Carrying amount of investments	$81,316	$62,288
3.    Financial Statements Details
Inventories
    Inventories consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$652,213	$930,777
Finished goods	1,117,749	1,014,403
Total inventories	$1,769,962	$1,945,180
Prepaid Expenses and Other Current Assets
    Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Inventory deposits	$113,705	$130,509
Other current assets	434,988	282,009
Total prepaid expenses and other current assets	$548,693	$412,518
Property and Equipment, net
    Property and equipment, net consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Land	$46,866	$44,645
Equipment and machinery	157,626	149,092
Computer hardware and software	62,321	57,761
Leasehold improvements	34,781	34,584
Furniture and fixtures	3,563	3,576
Property and equipment, gross	305,157	289,658
Less: accumulated depreciation	(212,123)	(188,078)
Property and equipment, net	$93,034	$101,580

Accrued Liabilities
    Accrued liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued compensation-related costs	$107,545	$134,225
Accrued supplier liability	90,053	167,878
Accrued manufacturing and product development costs	77,574	62,532
Other	48,818	42,667
Total accrued liabilities	$323,990	$407,302
Contract Liabilities, Deferred Revenue and Other Performance Obligations
Contract Liabilities
    A contract liability is recognized when we have received customer payments in advance of our satisfaction of a performance obligation under a cancellable contract. The following table summarizes the activity related to our contract liabilities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contract liabilities, beginning balance	$144,130	$110,097	$133,239	$103,448
Less: Revenue recognized from beginning balance	(12,693)	(10,222)	(44,678)	(33,466)
Less: Beginning balance reclassified to deferred revenue	(6,757)	(5,306)	(4,954)	(5,228)
Add: Contract liabilities recognized	22,280	25,712	63,353	55,527
Contract liabilities, ending balance	$146,960	$120,281	$146,960	$120,281
    As of September 30, 2024 and December 31, 2023, contract liabilities included in "Other current liabilities" were $60.0 million for each period, with the remaining balances included in "Other long-term liabilities" on the condensed consolidated balance sheets.
Deferred Revenue
    Deferred revenue is comprised mainly of unearned revenue related to multi-year post-contract support ("PCS") contracts, services and product deferrals related to contracts with acceptance clauses. The following table summarizes the activity related to our deferred revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Deferred revenue, beginning balance	$2,118,786	$1,084,904	$1,506,204	$1,041,246
Less: Revenue recognized from beginning balance	(249,328)	(173,494)	(616,321)	(506,859)
Add: Deferral of revenue in current period, excluding amounts recognized during the period	637,873	283,341	1,617,448	660,364
Deferred revenue, ending balance	$2,507,331	$1,194,751	$2,507,331	$1,194,751
Other Performance Obligations
    Other performance obligations totaling $626.3 million as of September 30, 2024 include unbilled multi-year PCS and service contract amounts of $514.0 million and $112.3 million of binding contractual agreements with certain customers that are primarily related to future product shipments.
Revenue from Total Remaining Performance Obligations
    Total revenue from our contract liabilities, deferred revenue and other performance obligations that is expected to be recognized in future periods was $3.3 billion as of September 30, 2024. Approximately 83% of this future revenue is expected to be recognized over the next two years and the remaining 17% is expected to be recognized during the third to the fifth year.

Other Income (Expense), net
    Other income (expense), net consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$85,374	$43,676	$220,645	$98,391
Gain (loss) on strategic investments	12,400	(473)	12,400	18,699
Other income (expense), net	(114)	(1,388)	(1,902)	(6,790)
Total	$97,660	$41,815	$231,143	$110,300

4.    Goodwill and Acquisition-Related Intangible Assets
Acquisition-Related Intangible Assets
    Acquisition-related intangible assets, excluding those that are fully amortized, were as follows (in thousands, except years):

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount		Weighted Average Remaining Useful Life (in years)
	December 31, 2023	Additions	September 30, 2024	December 31, 2023	Amortization	September 30, 2024	December 31, 2023	September 30, 2024
Developed technology	$154,930	$—	$154,930	$(102,493)	$(12,583)	$(115,076)	$52,437	$39,854	3.5
Customer relationships	54,620	—	54,620	(21,797)	(5,777)	(27,574)	32,823	27,046	4.1
Trade name	12,390	—	12,390	(8,882)	(1,710)	(10,592)	3,508	1,798	0.9
Total	$221,940	$—	$221,940	$(133,172)	$(20,070)	$(153,242)	$88,768	$68,698	3.7
    Amortization expense related to acquisition-related intangible assets was $6.7 million and $8.1 million for the three months ended September 30, 2024 and 2023, respectively, and $20.1 million and $26.7 million for the nine months ended September 30, 2024 and 2023, respectively.
    As of September 30, 2024, future estimated amortization expense related to acquisition-related intangible assets is as follows (in thousands):

Future Amortization Expense
Remainder of 2024	$6,690
2025	19,642
2026	17,260
2027	13,436
2028	10,037
Thereafter	1,633
Total	$68,698

Goodwill
There was no change to goodwill for the three and nine months ended September 30, 2024.

5.    Commitments and Contingencies
Leases
    We have operating lease arrangements for office space, data center, equipment and other corporate assets. As of September 30, 2024, we had lease payment obligations, net of immaterial sublease income, of $69.8 million, with $24.1 million payable within one year.
Purchase Commitments
    We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf. A significant portion of our purchase orders to our contract manufacturers for finished products consists of non-cancellable purchase commitments. In addition, we purchase strategic component inventory from certain suppliers under non-cancellable purchase commitments, including integrated circuits, which are consigned to our contract manufacturers. As of September 30, 2024, we had non-cancellable purchase commitments not recorded on our balance sheet of $2.4 billion, of which $2.0 billion have expected receipt dates within 12 months, and $0.4 billion have expected receipt dates greater than 12 months. These open purchase orders are considered enforceable and legally binding, and while we may have some limited ability to reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services, this can only occur with the agreement of the related supplier.
    We also had deposits to our contract manufacturers to secure our purchase commitments in the amount of $116.5 million and $133.3 million as of September 30, 2024 and December 31, 2023, respectively, which were recorded within prepaid expenses and other current assets, as well as other assets in the condensed consolidated balance sheets.
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
    We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2024, provisions recorded for contingent losses related to other claims and matters have not been significant. Based on currently-available information, management does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable, and believes these other matters are not likely, individually and in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows; however, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.
6.    Stockholders’ Equity and Stock-Based Compensation
Stock Repurchase Program
    In April 2024, we completed repurchases under our previous $1.0 billion stock repurchase program (the “Prior Repurchase Program”). In May 2024, our board of directors authorized a new $1.2 billion stock repurchase program (the “New Repurchase Program” and together with the Prior Repurchase Program, the "Repurchase Programs"), which commenced in May 2024 and expires in May 2027. This authorization allows us to repurchase shares of our common stock that will be funded from working capital. Repurchases may be made at management's discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchases, trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or a combination of the foregoing. The Repurchase Programs do not obligate us to acquire any of our common stock, and may be suspended or discontinued by the company at any time without prior notice. During the three months ended September 30, 2024, we repurchased a total of $65.2 million of our common stock under our New Repurchase Program. During the nine months ended September 30, 2024, we repurchased a total of $155.2 million of our common stock under our New Repurchase Program and $144.6 million of our common stock under our Prior Repurchase Program. As of September 30, 2024, the remaining authorized amount for stock repurchases under the New Repurchase Program was approximately $1.0 billion.
A summary of the stock repurchase activity for the three and nine months ended September 30, 2024 is as follows (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Aggregate purchase price	$65,157	$299,823
Shares repurchased	205	1,047
Average price paid per share	$318.14	$286.47
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
    The Restated Plan provides for the grant of equity-based awards, including stock options, restricted stock units, restricted stock, stock appreciation rights, and performance awards. The share pool available under the prior version of the Company's 2014 Equity Incentive Plan (the "Prior Plan") was extinguished, and the Restated Plan provides for a new share pool not to exceed (i) 13,200,000 shares of our Common Stock (“Shares”), plus (ii) any Shares subject to awards under the Prior Plan that, on or after the Effective Date, expired or otherwise terminated without having been exercised in full, or that were forfeited to or repurchased by us, including net settlement of Shares subject to restricted stock units, with the maximum number of Shares to be added to the Restated Plan as a result of clause (ii) equal to 10,039,657 Shares. The Restated Plan’s terms are substantially similar to the Prior Plan’s terms, including with respect to treatment of equity awards in the event of a “change in control” as defined under the Restated Plan, but with certain modifications, including the elimination of the automatic “evergreen” share reserve increase provided for under the Prior Plan. As of September 30, 2024, there remained approximately 13.1 million shares available for grant under the Restated Plan.
2014 Employee Stock Purchase Plan
    In April 2014, our board of directors and stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on the first day that our common stock was publicly traded. The number of shares reserved for issuance under the ESPP increases automatically on January 1 of each year by the number of shares equal to 1% of our shares outstanding on the immediately preceding December 31, but not to exceed 10 million shares, unless our board of directors, in its discretion, determines to make a smaller increase. Effective January 1, 2024, our board of directors authorized an increase of 3.1 million shares to the shares available for issuance under the ESPP. During the nine months ended September 30, 2024, we issued 280,843 shares at a weighted-average purchase price of $116.31 per share under the ESPP. As of September 30, 2024, there remained approximately 26.2 million shares available for issuance under the ESPP.
Stock Option Activities
    The following table summarizes the option activity under our stock plans and related information (in thousands, except per share amounts):

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2023	2,457	$19.83	1.7	$529,931
Options granted	—	—
Options exercised	(1,391)	16.41
Options canceled	(24)	20.07
Balance—September 30, 2024	1,042	$24.39	1.5	$374,471
Vested and exercisable—September 30, 2024	997	$23.26	1.4	$359,633
Restricted Stock Unit (RSU) Activities
    A summary of the RSU activity is presented below (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested balance—December 31, 2023	7,900	$112.76
RSUs and PRSUs granted	2,307	277.30
RSUs and PRSUs vested	(2,117)	93.59
RSUs and PRSUs forfeited/canceled	(412)	134.80
Unvested balance—September 30, 2024	7,678	$168.28
Stock-Based Compensation Expense
    The following table summarizes the stock-based compensation expense related to our equity awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$4,098	$3,717	$11,531	$9,516
Research and development	58,340	47,965	152,897	125,671
Sales and marketing	20,960	20,490	56,630	51,461
General and administrative	14,725	13,218	33,572	28,750
Total stock-based compensation	$98,123	$85,390	$254,630	$215,398
    As of September 30, 2024, there were $1.1 billion of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 4.5 years.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$747,938	$545,327	$2,051,058	$1,473,685
Denominator:
Basic weighted-average shares outstanding	314,482	310,185	313,742	308,602
Add weighted-average effect of dilutive securities:
Employee equity awards	5,966	7,446	6,336	7,962
Diluted weighted-average shares outstanding	320,448	317,631	320,078	316,564
Net income per share:
Basic	$2.38	$1.76	$6.54	$4.78
Diluted	$2.33	$1.72	$6.41	$4.66
    The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share for the periods presented because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Employee equity awards	54	29	82	341

8.    Income Taxes (in thousands, except percentages)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income before income taxes	$882,910	$644,510	$2,376,107	$1,727,635
Provision for income taxes	134,972	99,183	$325,049	253,950
Effective tax rate	15.3%	15.4%	13.7%	14.7%
    The decrease in the effective tax rates in the three and nine months ended September 30, 2024, as compared to the same periods in 2023, was primarily due to a change in the jurisdictional mix of earnings.
9.    Geographical Information
    We operate in one reportable segment. The following table represents revenue based on customers’ shipping addresses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Americas(1)	$1,480,071	$1,184,717	$4,109,719	$3,454,237
Europe, Middle East and Africa	191,189	173,175	511,543	469,114
Asia-Pacific	139,676	151,564	451,448	396,380
Total revenue	$1,810,936	$1,509,456	$5,072,710	$4,319,731
(1) Includes $1,465.3 million and $1,150.5 million revenue generated from the U.S. for the three months ended September 30, 2024 and September 30, 2023, respectively, and $4,060.8 million and $3,366.8 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.

    Long-lived assets, net, excluding intercompany receivables, investments in subsidiaries, privately-held equity investments and deferred tax assets, by location are summarized as follows (in thousands):

	September 30, 2024	December 31, 2023
United States	$75,556	$79,728
International	17,478	21,852
Total	$93,034	$101,580
10. Subsequent event
Arista’s board of directors has approved a four-for-one forward stock split to make Arista’s common stock more accessible to a broader base of investors.
The four-for-one forward stock split will be effected through the filing of an amendment to Arista’s Amended and Restated Certificate of Incorporation that will proportionately increase the authorized shares of common stock.
Our stockholders will receive an additional three shares of common stock for each share held as of the effective time of the filing of the amendment on December 3, 2024. Prior to market open on December 4, 2024, trading is expected to commence on a split-adjusted basis. The following table reflects basic and diluted weighted average shares and net income per share on an unaudited pro forma basis giving effect to the stock split as if it had been effective for all periods presented (in thousands, except per share amounts).

	Pro Forma (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$747,938	$545,327	$2,051,058	$1,473,685
Denominator:
Basic weighted-average shares outstanding	1,257,928	1,240,740	1,254,968	1,234,408
Add weighted-average effect of dilutive securities:
Employee equity awards	23,864	29,784	25,344	31,848
Diluted weighted-average shares outstanding	1,281,792	1,270,524	1,280,312	1,266,256
Net income per share:
Basic	$0.59	$0.44	$1.63	$1.19
Diluted	$0.58	$0.43	$1.60	$1.16
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
We believe an increased focus on the deployment of AI enabled solutions by our large customers has accelerated the need for advanced technology offerings including some offerings from potential new market entrants. This prioritization of AI related infrastructure investment has at times come in conjunction with the announcement of various cost reduction measures, including optimization and increased efficiency in non-AI related capital expenditures. In some instances, such measures have had, and may continue to have, an impact on certain current or future projects and have reduced our visibility to customer demand and may result in a reduction or uncertainty in the timing of orders from these large customers and increase the risk of excess and obsolescence charges on our products. In addition, fiscal 2024 continues to be a year of new product introductions and expanded use cases, particularly in the AI Ethernet market, resulting in increased customer trials and contracts with acceptance periods, and an increase in the volatility and magnitude of our product deferred revenue balances, which in turn may create variability in our revenue results on a quarterly and annual basis. In addition, if we are not able to satisfy the requirements under customer trials and contracts with acceptance periods, we may be required to accept product returns from our customers, which would reduce our deferred revenue balances and prevent us from recognizing revenue on such transactions and may result in the write-down of inventory.
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
Macroeconomic Update
    Global economic and business activities continue to face widespread macroeconomic uncertainties, including the effects of, among other things, inflation, monetary policy shifts, recession risks, potential supply chain disruptions, and geopolitical pressures.
    Our business is emerging from a period of unprecedented global supply chain disruptions. Throughout this period, we made significant supply chain investments, including funding additional working capital and incremental purchase commitments in response to extended visibility to deployment plans from our customers. We have worked closely with our contract manufacturers and supply chain partners to ramp production following a period of delayed component sourcing and workforce disruptions. Increased capacity has allowed us to ship products against previously committed demand/deployment plans and accelerate some deployments where needed, while trying to minimize building customer inventory, and to some extent balancing customer lead times with those currently experienced from our key suppliers. As a result, some shipments against these previously committed demand/deployment plans have extended into 2024.
    As the global supply chain has experienced some improvements and as customer lead times have been reduced from their peak, we have seen and expect to continue to see a commensurate reduction in visibility to customer demand and a gradual return to shorter demand-planning horizons. Given these shipment and order patterns, near term revenue trends may not be solely reflective of current demand levels, but as discussed above will benefit from demand/deployment plans that had been previously committed. We expect that our inventory and purchase commitments will remain volatile as we ramp new product introductions. The magnitude of these balances, combined with a reduction in customer demand-planning horizons and shifting customer product priorities, has resulted in increased risk that we may not be able to sell all of this inventory, which in turn has resulted in additional excess and obsolete inventory and supplier liability charges. In addition, inflation pressure in our supply chain and scarcity of some materials needed to build our products have increased our cost of revenue and have impacted, and may continue to negatively impact our gross margin. While we have seen improvements in our supply chain and manufacturing operations, any remaining or new supply chain and manufacturing related constraints could negatively impact our business in future periods.
    Management continues to actively monitor the impact of macroeconomic factors on the Company's financial condition, liquidity, operations, suppliers, industry, and workforce. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, the impact on our customers, partners, employees, contract manufacturers and supply chain, all of which continue to evolve and are unpredictable. In addition, any continued or renewed disruption in manufacturing and supply resulting from these factors could negatively impact our business. Recent technologies, such as generative AI models, have emerged, and while they have driven increased demand for networking, the long-term trajectory is unknown. As such, demand estimates for our new products may be inaccurate and create volatility in our revenue, inventory and purchase commitment levels. Furthermore, any prolonged economic disruptions or further deterioration in the global economy could have a negative impact on demand from our customers in future periods, particularly in the enterprise market where we are continuing to expand our penetration. Accordingly, current results and financial conditions discussed herein may not be indicative of future operating results and trends.

Results of Operations
Three and Nine Months Ended September 30, 2024 Compared to Three and Nine Months Ended September 30, 2023
Revenue, Cost of Revenue and Gross Margin (in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change in		2024	2023	Change in
	$	$	$	%	$	$	$	%
Revenue
Product	$1,523,807	$1,285,548	$238,259	18.5%	$4,275,923	$3,719,179	$556,744	15.0%
Service	287,129	223,908	63,221	28.2	796,787	600,552	196,235	32.7
Total revenue	1,810,936	1,509,456	301,480	20.0	5,072,710	4,319,731	752,979	17.4
Cost of revenue
Product	593,343	522,866	70,477	13.5	1,655,415	1,565,341	90,074	5.8
Service	55,876	44,171	11,705	26.5	156,986	123,335	33,651	27.3
Total cost of revenue	649,219	567,037	82,182	14.5	1,812,401	1,688,676	123,725	7.3
Gross profit	$1,161,717	$942,419	$219,298	23.3%	$3,260,309	$2,631,055	$629,254	23.9%
Gross margin	64.2%	62.4%			64.3%	60.9%

Revenue by Geography (in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	% of Total	2023	% of Total	2024	% of Total	2023	% of Total
Americas	$1,480,071	81.7%	$1,184,717	78.5%	$4,109,719	81.0%	$3,454,237	79.9%
Europe, Middle East and Africa	191,189	10.6	173,175	11.5	511,543	10.1	469,114	10.9
Asia-Pacific	139,676	7.7	151,564	10.0	451,448	8.9	396,380	9.2
Total revenue	$1,810,936	100.0%	$1,509,456	100.0%	$5,072,710	100.0%	$4,319,731	100.0%
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
    Product revenue increased by $238.3 million, or 18.5%, and $556.7 million, or 15.0% for the three and nine months ended September 30, 2024, compared to the same periods in 2023. This increase reflects healthy customer demand and higher shipments of our switching and routing platforms, in particular strong contributions from our large cloud and enterprise customers. In addition, service revenue increased by $63.2 million, or 28.2%, and $196.2 million, or 32.7% for the three and nine months ended September 30, 2024, compared to the same periods in 2023, as a result of continued growth in initial and renewal support contracts as our customer installed base has continued to expand. International revenue represented 18.3% and 19.0% of total revenue for the three and nine months ended September 30, 2024, changing from 21.5% and 20.1% for the same periods in the prior year, which was primarily driven by changes in the geographic mix of sales to our large global customers.
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
    Cost of revenue increased by $82.2 million, or 14.5%, and $123.7 million, or 7.3% for the three months and nine months ended September 30, 2024, compared to the same periods in 2023. These increases were driven by a corresponding increase in product and service revenues, partially offset by reductions of $40.3 million and $111.4 million in net excess/obsolete inventory and supplier liability charges for the three months and nine months ended September 30, 2024, compared to the same periods in 2023 respectively.

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
    Gross margin increased from 62.4% to 64.2% for the three months ended September 30, 2024, and increased from 60.9% to 64.3% for the nine months ended September 30, 2024, compared to the same periods in 2023. These changes reflect an improvement in product margins of 61.1% compared to 59.3%, and 61.3% compared to 57.9%, for the three and nine months ended September 30, 2024, compared to the same periods in 2023 respectively. The improvement in product margins was driven largely by a reduction of $40.3 million and $111.4 million in net excess/obsolete inventory and supplier liability charges for the three months and nine months ended September 30, 2024, compared to the same periods in 2023 respectively.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change in		2024	2023	Change in
	$	$	$	%	$	$	$	%
Operating expenses:
Research and development	$235,824	$212,353	$23,471	11.1%	$711,701	$643,437	$68,264	10.6%
Sales and marketing	106,832	102,033	4,799	4.7	316,315	293,496	22,819	7.8
General and administrative	33,811	25,338	8,473	33.4	87,329	76,787	10,542	13.7
Total operating expenses	$376,467	$339,724	$36,743	10.8%	$1,115,345	$1,013,720	$101,625	10.0%
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
    Research and development expenses increased by $23.5 million, or 11.1%, and $68.3 million, or 10.6% for the three and nine months ended September 30, 2024, compared to the same periods in 2023. The increase was mainly driven by an increase in personnel costs due to headcount growth.
Sales and marketing
    Sales and marketing expenses consist primarily of personnel costs, marketing, trade shows, and other promotional activities, and an allocated portion of facility and IT costs. We expect our sales and marketing expenses to increase in absolute dollars as we continue to expand our sales and marketing efforts worldwide.
    Sales and marketing expenses increased by $4.8 million, or 4.7%, and $22.8 million, or 7.8% for the three and nine months ended September 30, 2024, compared to the same periods in 2023.
General and administrative
    General and administrative expenses consist primarily of personnel costs and professional services costs for our finance, human resources, legal and certain executive functions. Our professional services costs are primarily related to external legal, accounting and tax services.
    General and administrative expenses increased by $8.5 million, or 33.4% for the three months ended September 30, 2024 and increased by $10.5 million, or 13.7% for the nine months ended September 30, 2024, compared to the same periods in

2023.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change in		2024	2023	Change in
	$	$	$	%	$	$	$	%
Other income (expense), net:
Interest income	$85,374	$43,676	$41,698	95.5%	$220,645	$98,391	$122,254	124.3%
Gain (loss) on strategic investments	12,400	(473)	12,873	2,721.6	12,400	18,699	(6,299)	(33.7)
Other income (expense), net	(114)	(1,388)	1,274	(91.8)	(1,902)	(6,790)	4,888	(72.0)
Total other income (expense), net	$97,660	$41,815	$55,845	133.6%	$231,143	$110,300	$120,843	109.6%
    The improvement in other income during the three and nine months ended September 30, 2024 compared to the same periods in 2023 was primarily driven by increased interest income of $41.7 million and $122.3 million due to an increase in our cash and investment balances coupled with higher investment yields.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change in		2024	2023	Change in
	$	$	$	%	$	$	$	%
Income before income taxes	$882,910	$644,510	$238,400	37.0%	$2,376,107	$1,727,635	$648,472	37.5%
Provision for income taxes	134,972	99,183	35,789	36.1%	325,049	253,950	71,099	28.0%
Effective tax rate	15.3%	15.4%			13.7%	14.7%
    The decrease in the effective tax rates for the three and nine months ended September 30, 2024, as compared to the same periods in 2023, was due to a change in the jurisdictional mix of earnings.
Liquidity and Capital Resources
    Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of September 30, 2024, our total balance of cash, cash equivalents and marketable securities was approximately $7.4 billion, of which approximately $1.1 billion was held outside the U.S. in our foreign subsidiaries.
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
Cash Flows (in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash provided by operating activities	$2,677,272	$1,507,550
Cash used in investing activities	(1,147,413)	(350,497)
Cash used in financing activities	(291,774)	(82,421)
Effect of exchange rate changes	(1,011)	(934)
Net increase in cash, cash equivalents and restricted cash	$1,237,074	$1,073,698
Cash Flows from Operating Activities
    During the nine months ended September 30, 2024, cash provided by operating activities was $2.7 billion, consisting of net income of $2.1 billion along with a net decrease in working capital requirements of $744.3 million, offset partially by non-cash adjustments to net income of $118.1 million. The decrease in working capital requirements primarily consisted of an increase in deferred revenue of $1,001.1 million resulting from an increase in customer PCS contracts and an increase in product deferred revenue related to customer contracts with acceptance terms, a $175.2 million decrease in inventory resulting from strong product shipments, and a $59.8 million increase in income tax payables, net related to timing of payments. These cash inflows were partially offset by a $226.6 million decrease in accounts payable and accrued liabilities primarily due to timing of inventory-related receipts and payments, as well as a reduction in supplier liabilities, an increase in accounts receivable of $96.5 million due to increased product and service billings, and a $173.1 million increase in other assets driven by increased deferred cost of sales associated with higher product revenue deferrals. The non-cash adjustments to net income were driven by a $376.7 million increase in deferred taxes primarily due to the increase in deferred revenue and the capitalization of research and development costs under Section 174 of the Internal Revenue Code ("IRC"), largely offset by stock-based compensation of $254.6 million and depreciation and amortization.
    During the nine months ended September 30, 2023, cash provided by operating activities was $1,507.6 million, primarily from net income of $1,473.7 million, non-cash adjustments to net income of $26.7 million and a net decrease of $7.2 million in working capital requirements. The non-cash adjustments to net income were driven by stock-based compensation and depreciation and amortization, largely offset by an increase in deferred taxes primarily due to the capitalization of research and development costs under Section 174 of the IRC. This decrease in working capital requirements primarily consisted of a $346.2 million increase in income tax payables largely related to the tax relief issued by the Internal Revenue Service ("IRS") to extend the due date for the 2022 tax return filing, and 2023 estimated tax payments to October 16, 2023, a $151.2 million increase in accounts payable and accrued liabilities due to an increase in business volume and timing of payments, a decrease in accounts receivable of $84.4 million driven by strong collections, and an increase in deferred revenue of $153.5 million primarily resulting from an increase in customer PCS contracts. These operating cash inflows were largely offset by a $603.8 million increase in inventory and a $118.6 million increase in prepaid and other assets.
Cash Flows from Investing Activities
    During the nine months ended September 30, 2024, cash used in investing activities was $1.1 billion, consisting of purchases of available-for-sale securities of $2.6 billion, partially offset by proceeds from maturities and sales of marketable securities of $1.5 billion.
    During the nine months ended September 30, 2023, cash used in investing activities was $350.5 million, consisting of purchases of available-for-sale securities of $1,934.2 million, and purchases of property and equipment of $28.4 million. These amounts were partially offset by proceeds from maturities and sales of marketable securities of $1,614.5 million.
Cash Flows from Financing Activities
    During the nine months ended September 30, 2024, cash used in financing activities was $291.8 million, consisting of payments for repurchases of our common stock from the open market of $299.8 million, and employee taxes withheld and paid of $47.5 million upon vesting of restricted stock units, partially offset by proceeds from the issuance of common stock under employee equity incentive plans of $55.5 million.
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

Stock Repurchase Programs
    From time to time, we repurchase shares of our common stock pursuant to the Repurchase Programs that are funded from working capital. The New Repurchase Program allows for repurchases of $1.2 billion through May 2027, but does not obligate us to acquire any of our common stock and may be suspended or discontinued by the company at any time without prior notice. During the three months ended September 30, 2024, we repurchased a total of $65.2 million worth of shares under our New Repurchase Program. As of September 30, 2024, the remaining authorized amount for repurchases under the New Repurchase Program was $1.0 billion. Refer to Note 6. Stockholders' Equity and Stock-based Compensation of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for further discussion.
Common Stock Split
Arista’s board of directors has approved a four-for-one forward stock split to make Arista’s common stock more accessible to a broader base of investors.
The four-for-one forward stock split will be effected through the filing of an amendment to Arista’s Amended and Restated Certificate of Incorporation that will proportionately increase the authorized shares of common stock.
Our stockholders will receive an additional three shares of common stock for each share held as of the effective time of the filing of the amendment on December 3, 2024. Prior to market open on December 4, 2024, trading is expected to commence on a split-adjusted basis.
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
    Our material cash requirements include the following contractual and other obligations:
Purchase Obligations
    Purchase obligations not recorded on our balance sheet represent an estimate of all non-cancellable open purchase orders and contractual obligations, made either directly by Arista or by our contract manufacturers on our behalf, in the ordinary course of business for which we have not received the goods or services. As of September 30, 2024, we had $2.4 billion of such purchase obligations, of which $2.0 billion are expected to be received within one year, and $0.4 billion are expected to be received after one year. These open purchase orders are considered enforceable and legally binding, and while we may have some limited ability to reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services, this can only occur with the agreement of the related supplier.
    Leases
    We have operating lease arrangements for office space, data center, equipment and other corporate assets. As of September 30, 2024, we had lease payment obligations, net of immaterial sublease income, of $69.8 million, with $24.1 million payable within one year.
    Property project
    During the year ended December 31, 2021, we purchased land and the improvements thereon in Santa Clara, California to construct a building for office and lab space. The estimated capital expenditures related to this project is estimated to be approximately $15.0 million for the remainder of 2024, and $227.0 million to $252.0 million for the next two years, with construction expected to commence at the end of 2024.
    Accrued Income Taxes
    As of September 30, 2024, we have recorded long-term tax liabilities of $116.6 million related to uncertain tax positions; however, we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.
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

    Off-balance Sheet Arrangements
    As of September 30, 2024, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
    Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
    There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, that occurred during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•any future decisions to reduce or discontinue repurchasing our common stock pursuant to our stock repurchase program could cause the market price of our common stock to decline;
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
As a consequence of the concentrated nature of our customer base and their purchasing behavior, our quarterly revenue and results of operations have fluctuated from quarter to quarter and are difficult to estimate and we expect the fluctuations to continue. Changes in the business requirements or focus, upgrade cycles, vendor selection, project prioritization, manner in which spending allocations are assigned among multiple vendors based upon specific network roles or projects, financial prospects, lack of growth of our large customers, capital resources and expenditures or purchasing behavior and deceleration in spending of these customers could significantly decrease our sales to such customers or could lead to delays, reductions or cancellations of planned purchases of our products or services. In addition, an increased focus on the deployment of AI enabled solutions by these customers has accelerated the need for advanced technology offerings including some offerings from potential new market entrants. This prioritization of AI related infrastructure investment has at times come in conjunction with the announcement of various cost reduction measures by such customers, including optimization and increased efficiency in non-AI related capital expenditures. In some instances, such measures have had, and may continue to have, an impact on certain current or future projects and have reduced our visibility to customer demand and may result in a reduction or uncertainty in the timing of orders from these large customers, which may negatively impact our revenue and increase the risk of excess and obsolescence charges on our products. In addition, fiscal 2024 continues to be a year of new product introductions and expanded use cases, particularly in the AI Ethernet market, resulting in increased customer trials and contracts with acceptance periods, and an increase in the volatility and magnitude of our product deferred revenue balances, which in turn may create variability in our revenue results on a quarterly and annual basis. In addition, if we are not able to satisfy the requirements under customer trials and contracts with acceptance periods, we may be required to accept product returns from our customers, which would reduce our deferred revenue balances and prevent us from recognizing revenue on such transactions and may result in the write-down of inventory.
Moreover, because our sales are based primarily on purchase orders, some of our customers have previously and could continue to cancel, delay, reduce or otherwise modify their purchase commitments with little or no notice to us. For example, due to manufacturing and supply chain disruptions resulting in increased lead times, customers had placed orders based on longer planning horizons. These customers may decide to delay or cancel such orders for any reason, including changes in their IT investment priorities, if economic conditions worsen or their financial performance, condition or prospects deteriorate. This limited visibility regarding our customers’ product needs or changes in those needs, the timing and quantity of which could vary significantly, requires us to rely on estimated demand forecasts to determine how much material to purchase and product to manufacture. Our failure to accurately forecast demand combined with extended supplier lead times on some newer technologies, can lead to excess inventory or product shortages which could lead to delays in fulfilling current and future purchase orders that can impede production by our customers and harm our customer relationships. Further, if we are unable to reduce our lead times, customers may also cancel existing orders or reduce future orders. In the event of any cancellations or reductions of orders, or any reductions in future demand, we may not have enough time to reduce operating expenses to mitigate the effect of the lost revenue on our business, and in addition, could incur increased excess and obsolete inventory-related charges, all of which could materially affect our operating results.
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
Our business depends on the overall demand for information technology, network connectivity and access to data and applications. Weak domestic or global economic conditions and continuing economic uncertainty, fear or anticipation of such conditions, a recession, geopolitical pressures, including international trade disputes, global pandemics such as the COVID-19 pandemic, or a reduction in information technology and network infrastructure spending or a deterioration of the financial performance, condition or prospects of our customers even if economic conditions improve, could adversely affect our business, financial condition, results of operations and prospects in a number of ways, including longer sales cycles, reduced demand or lower prices for our products and services, higher default rates among our channel partners, reduced unit sales and lower or no growth. While some of our customers may be adversely affected by negative macroeconomic conditions, the impact may be particularly significant in our enterprise market where we are seeking to increase our penetration into this market. In addition, the global macroeconomic environment has been negatively affected by, among other things, the uncertainty in the global banking and financial services markets, epidemics, instability in global economic markets, changes in the U.S. presidential administration, increased U.S. trade tariffs and trade disputes between the U.S., China and other countries, inflationary pressures, higher interest rates, instability in the global credit markets, the impact and uncertainty regarding global central bank monetary policy, instability in the geopolitical environment, the Russia-Ukraine and Israel-Hamas conflicts, the Houthi attacks on marine vessels in the Red Sea, political tensions between Taiwan and China, political demonstrations, and foreign governmental debt concerns which have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets. A government shutdown or a default by the U.S. government on its debt obligations, or related credit-rating downgrades could also have adverse effects on the broader global economy and contribute to, or worsen, an economic recession. We believe that any extended or renewed economic disruptions or deterioration in the global economy could have an adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations. For example, if banks or other financial institutions with whom we have banking relationships or whose corporate bonds are held in our marketable securities investment portfolio, enter receivership or become insolvent in the future, we may be unable to access, and we may lose some of our existing cash, cash equivalents and investments to the extent those funds are not insured or otherwise protected by the FDIC. In addition, in such circumstances we might not be able to timely pay key vendors and others. We regularly maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. Any delay in our ability to access our cash, cash equivalents and investments (or the loss of such funds) or to timely pay key vendors and others could have a material adverse effect on our operations and cause us to need to seek additional capital sooner than planned.
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
Our products rely on components, including merchant silicon chips, integrated circuit components, printed circuit boards, connectors, custom-tooled sheet metal and power supplies that we purchase, or our contract manufacturers purchase on our behalf from a limited number of suppliers, including certain sole source providers. Generally, we do not have guaranteed supply contracts with our component suppliers, and our suppliers have, or in the future could continue to, suffer shortages, require longer lead times, delay shipments, prioritize shipments to other vendors, reject orders, decommit orders, increase prices, impose expedite fees or cease manufacturing such products or selling them to us at any time. Supply of these components worldwide was and could continue to be adversely affected by supply constraints, as well as industry consolidation and geopolitical conditions such as international trade wars and increased political tensions. Such shortages, increased component lead times, reduced allocations of components and rejections or decommitments of orders have resulted in and may continue to result in increased component prices, fewer sourcing options, unpredictability of supply, prolonged manufacturing disruptions and increased product lead times, which has impacted and may in the future adversely impact our revenue and gross margins.
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
Our revenue growth rates in previous periods may not be indicative of our future performance. We have experienced annual revenue growth rates of 33.8%, 48.6%, 27.2%, and -3.9% in 2023, 2022, 2021 and 2020, respectively. In the future, our revenue growth rates will continue to be volatile due to cyclical trends in our business, and as we become more penetrated in our existing customer base and product markets and look to enter and expand into new markets. In addition, we have experienced supply constraints that have resulted in manufacturing and shipment delays, which have negatively affected the timing of revenue recognition. If these manufacturing and supply chain disruptions recur and/or if we are unable to reduce our lead times it could also result in the cancellation of orders by customers, reduce demand from existing customers in future periods, and increase difficulty in adding new customers. Other factors may also contribute to declines in our growth rates, including changes in demand for our products and services, particularly from our large customers, the deterioration of the financial performance, condition or prospects of our large customers, changes in capital spending by our large customers, increased competition, price sensitivities from our customers to increases in our pricing, our ability to successfully manage our expansion or continue to capitalize on growth opportunities, the maturation of our business, geopolitical pressures, recession risks and monetary policy shifts, and our ability to be successful in the AI market and adjacent markets, such as campus switching, WiFi networking markets and network security markets. Recent technologies, such as generative AI models, have emerged, and while they have driven increased demand for networking, the long-term trajectory is unknown. As such, demand estimates for our new products may be inaccurate and create volatility in our revenue. Furthermore, any prolonged economic disruptions or further deterioration in the global economy could have a negative impact on demand from our customers in future periods, particularly in the enterprise market where we are continuing to expand our penetration. which may result in reductions in overall demand from these customers in future periods and negatively impact our revenue, financial condition, business or prospects. You should not rely on our revenue for any prior quarterly or annual period as an indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected, and our stock price could be volatile.
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
Our results of operations have historically varied from period to period, and we expect that this trend will continue. As a result, you should not rely upon our past financial results for any period as indicators of future performance. Our results of operations in any given period have been and could continue to be influenced by a number of factors, many of which are outside of our control and may be difficult to predict, including:
•general economic conditions, both domestically and in foreign markets, and disruptions in our business and the markets due to, among other things, recessionary risks and a global economic downturn, higher interest rates, monetary policy shifts, inflationary pressures, supply chain and labor shortages, changes in the U.S. presidential administration, the recent banking crisis, and geopolitical pressures;
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
•the inclusion of any acceptance provisions in our customer contracts and increased customer trials, and any delays in acceptance, or rejection, of those products;
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
In particular, recent technologies, such as generative AI models, have emerged, and while they have driven increased demand for networking, the long-term trajectory is unknown. As such, demand estimates for our new products may be inaccurate and create volatility in our revenue and inventory levels. If the AI market does not develop as anticipated or at all, then the potential demand for AI Ethernet switches may not be realized. Moreover, even if the market for AI applications does develop, the successful adoption of AI Ethernet products will be dependent upon their ability to compete against more established InfiniBand products or against the AI Ethernet products of other competitors to address AI networking clusters.
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
We have made substantial investments to develop new products and services and enhancements to existing products through our acquisitions and internal research and development efforts to expand our product offerings and maintain our revenue growth. If we are unable to anticipate technological changes in our industry by introducing new or enhanced products and services in a timely and cost-effective manner or if we fail to introduce products and services that meet market demand, we may lose our competitive position, our products may become obsolete, and our business, financial condition or results of operations could be adversely affected. For example, with our most recently introduced 800 GbE and AI focused Ethernet products, our ability to continue to maintain our competitive position with our customers will depend on our ability to deliver these new products in a timely manner, our customers' acceptance of these products and the growth of the markets that these products serve. In addition, the evaluation, testing and qualification of our new products by our customers may be lengthy and may require increased customer trials and contracts with acceptance clauses, which delay revenue recognition may negatively impact our revenue.
Fiscal 2024 continues to be a year of new product introductions and expanded use cases, particularly in the AI Ethernet market, resulting in increased customer trials and contracts with acceptance periods, and an increase in the volatility and magnitude of our product deferred revenue balances, which in turn may create variability in our revenue results on a quarterly and annual basis. In addition, if we are not able to satisfy the requirements under customer trials and contracts with acceptance periods, we may be required to accept product returns from our customers, which would reduce our deferred revenue balances and prevent us from recognizing revenue on such transactions and may result in the write-down of inventory.
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
We expect our gross margins to vary over time and the gross margins we have achieved in recent years may not be sustainable and may be adversely affected in the future by numerous factors, including but not limited to pricing pressure on our products and services due to competition, the ability of more fully integrated competitors to bundle their networking products with other products, or utilize proprietary silicon in their products, the mix of sales to large customers who generally receive lower pricing, the mix of products sold, manufacturing-related costs, including costs associated sourcing key components from sole or limited suppliers, merchant silicon costs, and excess/obsolete inventory charges, including charges for excess/obsolete component inventory held by our contract manufacturers. In addition, other factors that may impact our gross margins over time include the introduction of new products and new business models including the sale and delivery of more software and subscription solutions, entry into new markets or growth in lower margin markets, entry in markets with different pricing and cost structures, pricing discounts given to customers, costs associated with defending intellectual property rights infringement, misappropriation or other violation claims and the potential outcomes of such disputes, increased costs arising from epidemics, changes in distribution channels, increased warranty costs, and our ability to execute our operating plans. In addition, inflationary pressures and shortages have increased and may continue to increase costs for certain materials, components, supplies and services. As a result of cost inflation in our supply chain, we have implemented targeted price increases from time to time. However, these price increases could result in a decrease in demand for our products which would decrease revenue. In addition, if business were subject to sustained economic stress or recession, many of the risk factors identified in this risk factors section could be heightened. We determine our operating expenses largely on the basis of anticipated revenue and a high percentage of our expenses are fixed in the short and medium term. As a result, a failure or delay in generating or recognizing revenue could cause significant variations in our operating results and operating margin from quarter to quarter. Failure to sustain or improve our gross margins reduces our profitability and may have a material adverse effect on our business and stock price.
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
The data center and campus networking markets have been historically dominated by Cisco, with competition also coming from other large network equipment and system vendors, including Extreme Networks, Dell/EMC, Hewlett Packard Enterprise, Nvidia, Juniper Networks, Huawei and white box networking vendors utilizing open-source operating systems. Most of our competitors and some strategic alliance partners have made acquisitions and/or have entered into or extended partnerships or other strategic relationships to offer more comprehensive product lines, including cloud networking solutions and network security. For example, Cisco acquired Acacia Communications, Broadcom acquired Brocade Communications and VMware, Dell acquired Force10 Networks, Hewlett Packard Enterprise recently announced the acquisition of Juniper Networks. This industry consolidation may lead to increased competition and may harm our business. Large system vendors are increasingly seeking to deliver vertically integrated cloud networking solutions to customers that combine cloud-focused hardware and software solutions as an alternative to our products. We expect this trend to continue as companies attempt to strengthen their market positions in an evolving industry and as companies are acquired or are unable to continue operations. Industry consolidation may result in stronger competitors that are better able to compete with us, and this could lead to more variability in our results of operations and could have a material adverse effect on our business, the pricing of our solutions, financial condition, results of operations and prospects.
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
To increase our revenue, we must add new customers, especially large customers, and sell additional products and services to existing customers. For example, one of our sales strategies is to expand our current footprint by targeting specific projects at our current customers because they are familiar with the operational and economic benefits of our solutions, thereby reducing the sales cycle into these customers. We also believe the opportunity with current customers is significant given their existing infrastructure and expected future spend. Another one of our sales strategies is focused on increasing penetration in the enterprise, campus and AI markets. However, sales strategies focused on expansion to adjacent markets can require more time and effort since enterprise and campus customers typically start with small purchases, and in the case of new markets such as AI where we are introducing new products there are often longer testing and qualification periods. For this reason, in order to grow our revenue, it is important for us to attract new large customers. Some factors that may limit our ability to attract new large customers include, but are not limited to, saturation with certain large cloud networking customers, customers priorities and initiatives to invest in new technology, competition, decreased capital spending by such customers, a limited number of such customers, and a decline in growth at such customers. If we fail to attract new large customers, including enterprise, campus and AI customers, fail to reduce the sales cycle and sell additional products to our existing customers or if our products are not accepted by these customers, our business, financial condition, results of operations and prospects will be harmed.
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
We have not yet established broad market awareness or acceptance of products and services that we have introduced in the AI Ethernet, campus workspace and network security markets. Market awareness of our value proposition and products and services will be essential to our continued growth and our success, particularly for the service provider and broader enterprise markets. Additionally, because we are introducing new products in markets such as the AI Ethernet market, they may still be subject to trials, testing, qualification and acceptance periods. If our marketing efforts are unsuccessful in creating market awareness of our company and our products and services or in gaining access to new customer markets, or if these new products and services are not accepted by customers, then our business, financial condition, results of operations and prospects will be adversely affected, and we will not be able to achieve sustained growth.
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
Complying with these regulations also requires us to put in place controls and procedures to monitor compliance with applicable regulations that may be costly or not possible. Governments also routinely investigate and audit government contractors’ administrative processes and contract compliance. Failure to comply with the terms of our government contracts or applicable regulations, or an unfavorable audit, could result in the government ceasing to buy our products and services, a reduction of revenue, fines or civil or criminal liability, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
In order to reduce manufacturing lead times and plan for adequate component supply, we have issued and expect to continue to issue purchase orders for components and products that are non-cancellable and non-returnable, including purchase commitments for semiconductors as disclosed in Note 5. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. Industry wide supply chain shortages resulted in extended lead time for components, which required us to extend the lead time horizon of our demand forecast for such components and increased our purchase commitments for long lead time components. Although the global supply chain has shown improvement, we expect that our inventory and purchase commitments will remain volatile as we ramp new product introductions. There is no guarantee that suppliers will meet their commitments or that actual customer demand will not be lower than our demand forecasts. As customer lead times improve more broadly, we have seen and expect to continue to see a commensurate reduction in visibility to customer demand and a gradual return to a somewhat shorter demand-planning horizon. Additionally, certain customers have and may continue to engage in cost reduction measures including reductions in capital expenditures and other efficiency efforts which may result in a cancellation of orders or reduce demand for our products. We establish a liability for non-cancellable, non-returnable purchase commitments with our component inventory suppliers for quantities in excess of our demand forecasts, or for products that are considered obsolete. In addition, we establish a liability and reimburse our contract manufacturer for component inventory purchased on our behalf that has been rendered excess or obsolete due to manufacturing and engineering change orders, or in cases where inventory levels greatly exceed our demand forecasts. The magnitude of these balances, combined with a reduction in customer demand-planning horizons and shifting product priorities, has resulted in increased risk that we may not be able to sell all of this inventory, which in turn has resulted, and may in the future result, in additional excess and obsolete inventory-related charges. Our non-cancellable commitments and the cash deposits to secure our purchases with our contract manufacturers are disclosed in Note 5. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. If we ultimately determine that we have excess or obsolete inventory, we may have to reduce our prices and write down inventory to its estimated realizable value, which in turn could result in lower gross margins. If we are unable to effectively manage our supply and inventory, our business, financial condition, results of operations and prospects could be adversely affected.
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
There is currently significant uncertainty about the future relationship between the United States, and various other countries, most significantly China, with respect to trade policies, treaties, tariffs and taxes. The U.S. government has and continues to make significant additional changes in U.S. trade policy and has taken certain actions that could negatively impact U.S. trade. In addition, there may be further changes in U.S. trade policy if there is a change in administration as a result of the U.S. presidential election.
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
We sometimes leverage third parties to sell our products and conduct our business abroad. We, our employees, agents, representatives, business partners and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners or third-party intermediaries even if we do not explicitly authorize such activities. We cannot assure you that all of our employees, agents, representatives, business partners or third-party intermediaries will not take actions in violation of applicable law for which we may be ultimately held responsible. As we have increased our international sales and business, our risks under these laws have increased.
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
The trading price of our common stock has historically been and is likely to continue to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include, but are not limited to, forward-looking statements related to future revenue, gross margins and earnings per share, changes or decreases in our growth rate, manufacturing, supply or distribution shortages or constraints, ratings changes by securities analysts, actual or anticipated announcements of new products by our company or our competitors, litigation, actual or anticipated changes or fluctuations in our results of operations, regulatory developments, repurchases of our common stock, departures of key executives, the financial results or financial projections of our large customers, major catastrophic events, macroeconomic factors including changes in the U.S. presidential administration, inflation and interest rate fluctuations and other broad market and industry fluctuations.
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
Although our board of directors has authorized a stock repurchase program, any determination to execute stock repurchases will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, market and business conditions, stock price, acquisition opportunities and other factors, as well as our board of director’s continuing determination that the repurchase program is in the best interests of our shareholders and is in compliance with all laws and agreements applicable to the repurchase program. Our stock repurchase program does not obligate us to acquire any common stock. If we fail to meet any expectations related to stock repurchases, the market price of our common stock could decline, and could have a material adverse impact on investor confidence. Additionally, price volatility of our common stock over a given period may cause the average price at which we repurchase our common stock to exceed the stock’s market price at a given point in time.
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
Our directors, executive officers and each of our stockholders who own greater than 10% of our outstanding common stock together with their affiliates, in the aggregate, beneficially own approximately 18.0% of the outstanding shares of our common stock, based on shares outstanding as of September 30, 2024. As a result, these stockholders, if acting together, could exercise a significant level of influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
Our repurchases for the three months ended September 30, 2024 are disclosed as below (in thousands, except per share amounts). For further information on our repurchase activities during the quarter ended September 30, 2024, please refer to

Note 6. Stockholders' Equity and Stock-Based Compensation of the Notes to Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
July 1, 2024 - July 31, 2024	—	$—	—	$1,109,807
August 1, 2024 - August 31, 2024	—	—	—	1,109,807
September 1, 2024 - September 30, 2024	205	318.14	205	1,044,650
	205		205

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following director and officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On September 13, 2024, Yvonne Wassenaar, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of 126 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until January 22, 2026, or earlier if all transactions under the trading arrangement are completed.
On September 5, 2024, John McCool, our Chief Platform Officer, and Senior Vice President of Engineering and Operations, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to: (i) 9,479 shares of common stock; (ii) a number of shares of our common stock that may be earned in connection with grants of performance-based restricted stock units, which cannot be determined at this time; and (iii) a number of shares of our common stock that will be purchased under the 2014 ESPP during the term of the trading arrangement, which cannot be determined at this time. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 8, 2025, or earlier if all transactions under the trading arrangement are completed.
On September 11, 2024, Marc Taxay, our Senior Vice President and General Counsel, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to (i) 15,129 shares of common stock; and (ii) a number of shares of our common stock that may be earned in connection with grants of performance-based restricted stock units, which cannot be determined at this time. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2025, or earlier if all transactions under the trading arrangement are completed.
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

Arista Networks, Inc.
(Registrant)

Date:	November 7, 2024	By:	/s/ JAYSHREE ULLAL
Jayshree Ullal
President, Chief Executive Officer and Chairperson of the Board
(Principal Executive Officer)

Date:	November 7, 2024	By:	/s/ CHANTELLE BREITHAUPT
Chantelle Breithaupt
Chief Financial Officer
(Senior Vice President)