Form 10-K
period 2024-12-31
Arista Networks, Inc.
filed 2025-02-19
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $90.2 billion as of June 28, 2024 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing price of the registrant’s common stock on the New York Stock Exchange on such date. Shares held by persons who may be deemed affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
On February 12, 2025, 1,261,122,596 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of December 31, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•our ability to fulfill our customers’ orders despite supply chain delays, issues with access to key commodities or technologies or geopolitical events that impact our manufacturers or their suppliers such as the escalating tariff and non-tariff-related international trade measures, the Russia-Ukraine and Israel-Hamas conflicts, the Houthi attacks on marine vessels in the Red Sea or the impact of global pandemics such as the global coronavirus ("COVID-19") pandemic;
•our expectations related to our inventory and purchase commitments;
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
•the impact of tariffs or other changes in international trade policies imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods; and
•our belief that our existing cash and cash equivalents together with cash flow from operations will be sufficient to meet our working capital requirements and our growth strategies for the foreseeable future.
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

PART I
Item 1. Business
Arista Networks is an industry leader in data-driven, client-to-cloud networking for large AI, data center, campus and routing environments. Arista’s platforms deliver availability, agility, automation, analytics, and security through an advanced network operating stack. Since Arista’s inception, our founders have reimagined cloud networks for performance, scale and programmability with a focus on differentiating in three ways: uncompromising reliability built on the foundation of robust quality assurance capabilities with a suite of automated diagnostics, advanced open and standards-based technology and intelligent automation to decrease the manual workload on the operator.
At the core of Arista’s platform is Arista’s Extensible Operating System ("EOS®"), a modernized publish-subscribe state-sharing networking operating system. Arista EOS, combined with a set of network applications and our Ethernet switching and routing platforms using best of breed merchant silicon, provides customers with a highly competitive and diversified portfolio of products with improved price/performance and time to market.
Our current portfolio of products, services and technologies are grouped into the following categories: Core (Data Center, Cloud and AI Networking), Cognitive Adjacencies (Campus and Routing), and Cognitive Network (Software and Services). Our customers include companies of all sizes and span a range of industries and geographies and are grouped into the following categories: Cloud and AI Titans, Enterprise and Providers. Since we began shipping our products in 2008, we have experienced rapid growth, and, according to market research in 2024, we have achieved the leadership position in overall data center Ethernet switch ports and revenue and continue to lead the market in higher speed Ethernet port shipments of 100G and above. We have been profitable and cash flow positive since 2010.
Our Market Opportunity
We sell our products through both a direct sales force and channel partners, competing primarily in the high-speed data center Ethernet switching markets for 10 Gigabit Ethernet ("GbE") and above, including the Cloud and AI Ethernet switching markets, Enterprise Data Center switching/routing market, the cloud-grade and enterprise routing markets, and the campus wired and wireless markets. We also participate in the Network Monitoring, Network Detection and Response ("NDR") and Network Access Control security markets through both acquisition and organic development.
Our Customers
Our customers include large cloud customers or Cloud and AI Titans, other internet and service providers, including specialty and AI Neoclouds, and a wide breadth of enterprise customers, including financial services organizations and government agencies. We continue to diversify the types of enterprise customers we sell to and have continued to expand our presence across a wide spectrum of industries including media and entertainment, healthcare, oil and gas, education, manufacturing, industrial, and more. Meta Platforms and Microsoft, two of our Cloud and AI Titan end customers, each accounted for more than 10% of our total revenue for the years ended December 31, 2024, and December 31, 2023.
Market Drivers
Digital Transformation
Digital transformation is fundamentally changing the way technology is integrated into business operations and as a result how IT infrastructure is built, and applications are delivered across cloud and end-customer environments. The expanded dependency of business operations on the network has increased the complexity of the network and heightened the importance of network availability, predictable performance, open programmability, security, and operational simplicity.
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
Arista addresses our customers' requirements through our approach to network architecture, our platforms and our software. Our comprehensive R-series, X-series and Etherlink switching and routing portfolios running the highly programmable EOS, transform networks with simplified and scalable architectures across multiple use-cases.

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
Arista's AI strategy is based on achieving two key objectives. Arista provides network switching products intended to provide a robust interconnect that seamlessly links GPUs, compute and storage to deliver fast job completion time for training and generative AI workloads. Arista also offers customers the Arista Autonomous Virtual Assist ("AVATM") which uses natural processing language to provide AI-assisted outcomes for network operations, security and observability.
An overview of our AI enabled solutions is shown below:

AI Spine
AI Leaf
Distributed
Etherlink Switch
AIOps
Observability
AVA
Security
Predictive Analytics
Networking for AI
Arista Etherlink™
AI for Networking
Arista AVA™

As a proud founding member, Arista is committed to leading the Ultra Ethernet Consortium ("UEC") to achieve scalable and efficient remote memory access, implemented with enhanced packet spraying, flexible ordering, and modern congestion control algorithms.
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
Arista’s campus portfolio was driven by customers desiring the same quality and operational efficiency available from EOS and CloudVision® throughout their entire enterprise network. We entered the campus market with a diverse portfolio of modular and fixed form factor Campus spine switches, Power-over-Ethernet ("PoE") leaf switches based on EOS and Wi-Fi access points managed through CloudVision. We continue to expand our campus portfolio to offer the advantages of EOS across the entire enterprise network. Most recently, we have added incremental Enterprise WAN products as well as embedded NDR security sensors into our campus switches to address more of the security challenges that face campus administrators.
Zero Trust Networking Security
Zero trust architectures attempt to mitigate risk associated with cyber threats by eliminating implicit trust in a device simply because it is on the “internal” network. However, this is easier said than done, given today’s changing definition of the network that spans campus, data center, cloud, and more. Adding multiple network security layers such as firewalls, network access control, and threat detection, among others, comes with tremendous cost, complexity, and brittleness, whereas the benefits are often hard to quantify.
Arista offers a full suite of security solutions built on the foundations of our unified operating system in EOS® and the common management plane in CloudVision™. These solutions map to the Cybersecurity and Infrastructure Security Agency’s Zero Trust Maturity Model and help organizations accelerate their journey toward optimal zero trust maturity. Moreover, these network security controls can help compensate for gaps in the organization’s zero trust posture in domains such as identity, devices, workload, and data.
Limitations of Traditional Enterprise Data Center and Campus Networks
The introduction of large scale, highly complex, public cloud environments and the digital transformation of customer business models meant that the traditional ways of building networks were no longer adequate to meet the needs of customers for the deployment and provision of cloud applications and more recently generative AI applications. New innovations were needed to push network performance forward.
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
In addition, the switches and routers used to build these tiered networks were based on proprietary, application-specific integrated circuits ("ASICs") that historically underperformed when measured against Moore’s Law, and operating systems that lacked the openness and programmability necessary to automate and effectively manage these networks. As demand for scale and performance increased, the end-user experience was degraded, operational costs increased, and the host cost-per-connection increased.
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
Our Data-Driven Cloud Networking Solutions

The core of our cloud networking platform is our data-driven operating system, EOS, which runs on top of standard Linux and offers programmability at all layers of the stack. System state and data are stored in EOS and maintained in a highly efficient, centralized system database where data is accessed via an automated publish/subscribe model. This distinct design principle provides module independence, self-healing resiliency, and multi-process software stability. EOS is packaged as a perpetual license on Arista hardware platforms, virtualized EOS (vEOS) and CloudEOS for production or simulations use cases with flexible platform support including third-party hardware.
Our cloud networking innovations started with pioneering Arista EOS, which provides switching, routing, state-streaming and telemetry functions across all Arista platforms. EOS established a new standard in networking for large-scale cloud operators, opened the door to the widespread adoption of merchant silicon hardware in networks, and provided dramatic decreases in deployment and operating costs while delivering high reliability for cloud customers, service providers, enterprises, and more.
The Arista EOS network stack architecture provides a foundation for consolidation of streamed device state, telemetry, packet, flow, alert, sensor and third-party data into an aggregated Network Data Lake (Arista NetDL™). Arista NetDL consolidates diverse datasets required for effectively applying AI/Machine Learning (ML) methods by Arista AVA for Network Operations (NetOps) and Security Operations (SecOps) use cases. NetDL also presents a single application programming interface ("API") surface for access to network and network-related data for enhancing Arista and third-party applications.
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
Emerging capabilities including recent developments related to AI will continue to place increased demands on networking infrastructure. Arista’s strategic commitment to using merchant silicon is also a key competitive differentiator for Arista in addressing these capacity demands. Merchant silicon not only provides the best price/performance available but allows Arista to bring next generation platforms to market early, allowing customers to benefit from Moore’s Law.
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
Security
Arista focuses on building security into the networking layers through features native to EOS, such as segmentation and encryption, and network access control and NDR powered by AI. Most importantly, Arista’s integrated security toolset uses the underlying network infrastructure from switches to WAN routers to deliver key security capabilities and integrates seamlessly with the organization’s existing security program and tools.
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
Cognitive Campus Solutions
Arista’s Cognitive Campus is based on a data driven architecture and offers consistent, unified management across the campus edge for wired and wireless networks as well as integrated security & proactive network assurance. Our Cognitive Campus networking solutions are based on three pillars:
Universal Networking - Customers want a network that minimizes planned and unplanned downtime. Arista delivers that through capabilities such as smart software upgrades that can update a switch to a new version of code without taking an outage. Moreover, Arista’s standards-based offerings minimize the learning curve for operators both in the wired and the wireless space.
Zero Touch Operations - Arista’s solutions are designed from the ground up for real-time telemetry, automation, and AI for networking based on our unified network data lake architecture. As a result, customers can achieve faster deployment to new locations and lower their cost of network operations.
Zero Trust Network - Arista delivers a combination of capabilities that help customers secure their campus networks, from controlling who can get on the network via network access control ("CloudVision AGNI") to detecting threats using network detection and response ("Arista NDR") or wireless intrusion prevention. Arista also provides identity-based micro segmentation ("Arista MSS") to ensure the zero trust posture extends to every critical asset within the organization.

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
Our Products and Services
Our portfolio of products and services are grouped into the following three categories:
Core Data center/Cloud/AI
Arista offers one of the broadest product portfolios of data-driven, high-speed, cloud and data center Ethernet switches. Built on top of the superior quality and openness of Arista EOS, we deliver high performance, industry-leading capacity, ultra-low latency, rich features, and powerful efficient solutions to meet our customers’ demand for capacity and network speeds for both front-end and back-end storage, compute and AI zones. Our core switching portfolio contains both fixed and modular form factors, varying port configurations and densities, and options in power delivery all driven by customer requirements.

The Arista Etherlink AI portfolio of 800G switches, coupled with Arista's EOS innovations such as AI Analyzer along with optimal load balancing solutions, offer compelling solutions for contemporary AI applications and deployment. Arista also continues to be innovative in such areas as deep packet buffer architectures, virtual output queuing, non-disruptive upgrades, embedded optics and next-generation optics, reversible cooling and overall system power efficiency. The Arista 7800R AI Spine, 7060 AI Leaf and the Distributed Etherlink Switch ("DES") are designed to address the demanding scale and performance requirements driven by large-scale AI networks. Arista also provides solutions for compute, GPU and storage interconnects in driving AI/ML workloads, leveraging its IP/Ethernet switches to deliver unparalleled performance and scalability.
The Arista 7700R4 DES is an ultra-scalable, intelligent distributed system engineered to meet the rigorous demands of large-scale AI and machine learning ("ML") environments. Building upon the foundations of the 7800R4 series, the 7700R4 DES delivers strong performance and scalability for accelerated computing. The Arista 7700R4 represents a significant advancement in networking technology, offering a robust and scalable solution tailored for the most demanding AI and ML workloads. Its combination of high throughput, deterministic performance, and advanced congestion management makes it an ideal choice for organizations aiming to build or expand their AI infrastructure.
AI workloads require optimized performance and availability at all times, to minimize job completion time and thus maximize utilization of expensive XPU accelerators. The EOS-based AI Agent can reside either directly on a SmartNIC or on a server CPU, to provide local configuration management of NICs along with streaming telemetry of NIC performance fed to directly-attached Arista EOS-based switches. This ensures the QoS parameters for AI optimization are consistently applied from the NIC to the network alike, to avoid misconfigurations which might cause performance bottlenecks without an easy-to-diagnose root cause. And with telemetry data spanning the AI NICs and the AI networking platforms, the network operations team can have comprehensive visibility into the entire traffic path with immediate insight into performance and problems.
Cognitive Adjacencies
Cognitive Campus Switching - Arista’s Cognitive Campus switching products, powered by EOS, offer consistent, unified management across the campus edge for wired and wireless networks as well as integrated security & proactive network assurance. Our campus products include the Arista 7300 Series spine/Spline™, 720/750 Series POE switches, and a broad range of indoor and outdoor Cognitive Wi-Fi Access Points.
Cloud-Grade Routing - Arista’s Cloud-Grade Routing platforms, powered by EOS, combine high performance routing, high port density, deep buffers, integrated DWDM and wire speed encryption. Our 7280R3 Universal Leaf and 7500R3 and 7800R3 Universal Spine platforms serve a variety of use cases including high speed multi-cloud connect, Data Center Interconnect (DCI), controller-based traffic engineering, peering, business VPNs, core routing and Secure Enterprise edge routing.
WAN Routing- The Arista AWE-7200R Series of WAN Routing System, purpose built by Arista and powered by Arista EOS, offers high performance and scale to meet enterprise modern WAN edge and aggregation requirements. We believe the Arista AWE-7200R Series sets the standard for aggregation and critical site interconnect by supporting 1/10/100GbE interfaces and flexible network modules. It delivers from 1Gb to over 50Gb of bidirectional AES256 encrypted traffic with high VRF and tunnel scale.
Networking Software and Services
Our software and services are based on subscription-based models and include the following offerings:
CloudVision - CloudVision is Arista’s modern, multi-domain management platform that leverages cloud networking principles to deliver a simplified end-to-end network operations experience for our Enterprise market. Unlike traditional domain-specific management solutions, CloudVision enables consistent zero touch network operations across data center, campus wired and wireless, routing interconnect and multi-cloud networks helping to break down the complexity of siloed management approaches.
CloudVision is built on Arista’s NetDL architecture and leverages real-time network state to provide an abstraction of the physical network to a broader, network-wide perspective allowing for a more efficient approach for several operational and network telemetry capabilities.

Arista A-Care Services - We have designed our customer support offerings, Arista A-Care Services, to provide our customers with high levels of support. Our global team of support engineers engages directly with client IT teams and is always available over e-mail, by phone or through our website.
We offer multiple service options that allow our customers to select the product replacement service level that best meets their needs. We stock spare parts in over 200 locations around the world through our third-party logistics suppliers. All our service options include unlimited access to bug-fixes, new-feature-releases, online case management and our community forums.
DANZ Monitoring Fabric (DMF) - DANZ Monitoring Fabric ("DMF") is a next-generation network packet broker (NPB) architected for pervasive, organization-wide visibility and security, delivering multi-tenant monitoring-as-a-service. Leveraging Arista's high-performance and versatile Ethernet switch platforms with DMF, IT operators can pervasively monitor all user, device/IoT and application traffic (north-south and east-west) by gaining complete visibility into physical, virtual and container environments. Deep hop-by-hop visibility, predictive analytics, contextual insights and scale-out packet capture, integrated through a single dashboard, enables simplified network performance monitoring ("NPM") and SecMon workflows for real-time and historical context across production data centers, enterprise campus/branch and 4G/5G mobile networks.
Arista Guardian Network Identity (AGNI) - To overcome the new security challenges and the explosion of clients in today’s perimeter-less enterprise networks, Arista delivers a novel AI-driven network Identity service, Arista Guardian for Network Identity (AGNI) to connect the network, users, and devices across remote and geographically dispersed locations. Based on Arista’s flagship CloudVision, the new AGNI platform brings scale, simplicity, and security across users, their associated endpoints, and IoT devices. AGNI integrates with Arista NDR and other third-party XDR and EDR solutions for post-admission control functionality.
Arista's AI-driven Network Detection and Response (NDR) - An AI-driven Security Platform, powered by AVATM, Arista NDR analyzes billions of network communications to autonomously discover, profile and classify every device, user, and application across perimeter, core, IoT, and cloud networks. Based on this deep understanding of the attack surface, the platform then detects threats to and from these entities, while providing the context necessary to respond rapidly.
CloudEOS™ - CloudEOS is Arista’s multi-cloud and cloud-native networking solution supporting autonomic operation to deliver an enterprise-class, highly secure, and reliable networking experience for any cloud. As part of the Arista EOS and CloudVision product family, it delivers consistent segmentation, automation, telemetry, provisioning and troubleshooting for the enterprise edge, WAN, campus, data center and multiple public and private clouds. To provide a scalable and automated network experience, CloudEOS integrates with Arista CloudVision to simplify the operator's experience of interconnecting and managing multi-cloud, cloud-native and on-premises enterprise networks.
CloudEOS is designed for consumption on Amazon AWS, Microsoft Azure, and Google public clouds via their marketplace and service catalogs.
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

Seasonality
We operate on a December 31st year end and typically have lower sequential quarter over quarter revenue growth in the first quarter of each fiscal year, often followed by stronger sequential revenue growth in the ensuing quarters. We believe that this seasonality results from a number of factors, including the procurement, budgeting and deployment cycles of many of our customers. The effects of recent supply chain disruptions and our rapid growth may have reduced the impact of seasonal or cyclical factors that might otherwise have influenced our business and broader industry performance. If our growth rates slow, seasonal or cyclical variations in our operations may become more pronounced over time and may materially affect our business, financial condition, results of operations and prospects. In addition, any supply chain shortages and manufacturing disruptions that result in extended lead times may impact our ability to manufacture and ship products to our customers in a timely manner, which may disrupt typical seasonal trends.
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
Our research and development strategy focuses on advancing our core products and expanding into new markets while maintaining high product quality. We are focusing research and development efforts in (1) adapting EOS for new and existing silicon architectures, especially to support the unique requirements of AI workloads; (2) adding or enhancing EOS control plane and management plane functionality; (3) expanding our CloudVision management stack with enhanced automation, provisioning, monitoring, and security capabilities; (4) building related services, such as NDR and Network Access Control (NAC); (5) improving the security and scalability of our software development infrastructure and software supply chain; and (6) maintaining high product quality throughout. We have dedicated significant time and resources in test automation, ensuring high test pass rates, and working with our support group whenever customers experience technical defects in our products. Collaboration with customers and other industry leaders is integral to our approach, though uncertainties persist regarding the successful development and market acceptance of emerging technologies. Looking ahead, we plan to continue to invest in resources to conduct our research and development efforts to evolve and extend our portfolio's capabilities, ensuring our products continue to address dynamic market needs and solidify our industry leadership.
Manufacturing
We subcontract the manufacturing of the majority of our products to various contract manufacturers. Our primary manufacturing partners are Jabil Inc., Sanmina Corporation, Flex Ltd. and Foxconn Hon Hai. These partners manufacture our products internationally in Malaysia, Vietnam, Mexico and other countries. We require all our manufacturing locations to be ISO-9001 certified. After manufacturing and testing, the products are shipped to direct fulfillment facilities in the United States, the Netherlands and Singapore for further transformation as needed and distribution. We have four direct fulfillment facilities worldwide to hold finished goods inventory and perform final product configuration and shipping to customers and partners. After distribution, our products are installed by the customers or by third-party service providers such as system integrators or value-added resellers on their behalf.
Our contract manufacturing partners procure components needed to build our products and assemble our products according to our design specifications. This allows us to leverage the purchasing power of our contract manufacturing partners. We retain complete control over the bill of materials, qualified component suppliers, test procedures and quality assurance programs. Our personnel work closely with our partners and review on an ongoing basis forecasts, inventory levels, processes, capacity, yields and overall quality. Our contract manufacturing partners procure components and assemble our products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based upon historical trends and analyses from our sales and product management functions as adjusted for overall market conditions. For example, when industry-wide supply chain shortages resulted in extended lead times for components, we were required to extend the time horizon of our demand forecasts and increase our purchase commitments for long lead time components.
Our products rely on key components, including merchant silicon, integrated circuit components and power supplies purchased from a limited number of suppliers, including certain sole source providers. We may also see increased consolidation among our component suppliers. In particular, we are primarily reliant upon our predominant merchant silicon vendor,

Broadcom, for our switching chips. Generally, neither we nor our contract manufacturers have a written agreement with these component providers to guarantee the supply of the key components used in our products, nor do we have exclusive rights to such key components, and our suppliers could suffer shortages, delay shipments, prioritize shipments to other vendors, increase prices or cease manufacturing such products or selling them to us at any time. The supply of components may also be adversely affected by geopolitical conditions such as escalating tariff and non-tariff trade measures imposed by the U.S., Mexico, China and other countries present in our supply chain.
Our product development efforts also depend upon continued collaboration with our key suppliers such as Broadcom. As we develop our product roadmap and continue to expand our relationships with these and other merchant silicon vendors, it is critical that we work in tandem with our key merchant silicon vendors to ensure that their silicon includes improved features and that our products take advantage of such improved features. This enables us to focus our development resources on software core competencies and to leverage the investments made by merchant silicon vendors to achieve cost-effective solutions.
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
The data center and campus networking markets have been historically dominated by Cisco, with competition also coming from other large network equipment and system vendors, including Dell/EMC, Extreme Networks, Hewlett Packard Enterprise, Huawei, Juniper Networks, Nvidia, and white box networking vendors utilizing open-source operating systems. Most of our competitors and some strategic alliance partners have made acquisitions and/or have entered into or extended partnerships or other strategic relationships to offer more comprehensive product lines, including cloud networking solutions. For example, Broadcom has acquired VMware and Hewlett Packard Enterprises has entered into an agreement to acquire Juniper Networks.
With the emergence of AI networking, new competitive technologies may enter the market to address the requirements of AI clusters. Ethernet, today, faces competition from both InfiniBand ("IB") and NV Link interconnects for back-end AI networking clusters. IB has traditionally been used in supercomputer clusters due to its high reliability, low latency and high bandwidth. Both IB and NV Link are often sold as part of a vertical solution along with the GPUs from Nvidia.
We also face competition from other companies and new market entrants, current technology partners and customers who may acquire or develop network switches and cloud service solutions for internal use and/or to broaden their portfolio of products to market and sell to customers. Some of these competitors are developing "white box" networking products based on open-source network operating systems that may be provided for free and off-the-shelf or commoditized hardware technology, or “white box” hardware, while other competitors may adopt a disaggregated approach to the procurement of hardware and their proprietary software. The entrance of new competitors into our markets or the increased adoption of these new technology solutions or consumption models may cause downward pricing pressures, result in lost sales or otherwise have a material adverse effect on our business, prospects, financial condition and operating results.
In the NDR market, our Arista NDR offerings compete with other network security vendors including Cisco, Darktrace, and ExtraHop. In the network packet broker ("NPB") market, Arista DANZ Monitoring Fabric ("DMF") competes with Cisco, Gigamon, Keysight, Netscout and other network monitoring software providers.
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
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. If we become more successful, we believe that competitors will be more likely to try to develop products that are similar to ours and that may infringe our proprietary rights. It may also be more likely that competitors or other third parties will claim that our products infringe their proprietary rights. In particular, large and established companies in our industry have extensive patent portfolios and are regularly involved in both offensive and defensive litigation. From time to time, third parties, including certain large companies and non-practicing entities, may assert patent, copyright, trademark and other intellectual property rights against us, our channel partners or our end customers, whom our standard license and other agreements obligate us to indemnify against such claims.
Successful claims of infringement by a third-party, if any, could prevent us from distributing certain products or performing certain services, require us to spend time and money to develop non-infringing solutions or force us to pay substantial damages, royalties or other fees. We cannot assure that we do not currently infringe, or that we will not in the future infringe, upon any third-party patents or other proprietary rights.
Human Capital Management
At Arista, we seek to maintain an environment that is open, diverse and inclusive, and where our people feel valued, included and accountable. One of our key principles is always doing the right thing for our employees. We are committed to maintaining the highest level of professional and ethical standards in the conduct of our business around the world. As of December 31, 2024, we employed approximately 4,412 full-time employees worldwide. None of our employees are represented by unions. We consider our relationship with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.
Arista is proud to have been recognized in November 2024 by Forbes magazine as one of America’s Best Companies to Work & Invest For as well as by Time Magazine as one of the World’s Best Companies.
Inclusion, Diversity and Equal Employment
We seek to maintain an environment that is open, diverse and inclusive, and where our employees feel valued. We believe that diverse and inclusive teams enhance individual and company performance and help us attract and retain talent. We strive to build an inclusive culture that encourages, supports and celebrates the diverse voices of our employees. As part of the Arista way, we believe in treating peers with respect, mentoring individuals and developing teams for overall success.
We are proud to be one of a few S&P 500 companies with both a female CEO and CFO. We were also recognized by Comparably in 2024 amongst the best large companies for culture, happiness, leadership and career growth as well as compensation. 50% of our board of directors are women or underrepresented minorities. Arista also supports inclusion through mentorship opportunities for our employees which are offered through Women@Arista, one of our employee resource groups; support of numerous under-represented employee affinity organizations; and active recruiting from historically black colleges and universities, women’s colleges and Hispanic/Latinx and African-American professional societies and job fairs.
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
Health and Safety
Arista is committed to protecting the health and safety of our employees, visitors, and the public. Our health and safety policy is to maintain our facilities and run our business operations in a manner that does not jeopardize the occupational health and safety of employees. We have implemented our injury and illness prevention program to protect employees from occupational risks of injury or illness.
Compensation and Benefits
We provide competitive and comprehensive benefit packages that are designed to help and empower employees to make the best decisions for themselves, their family and their lifestyle. In the United States, we offer our employees an employee stock purchase plan, healthcare and retirement benefits, paid time off and family leave, flexible time away, family planning benefits, backup resources for childcare and elder care, and other employee assistance programs including behavioral health and emotional support assistance. In addition to base salary and benefits, Arista’s employees participate in stock and bonus incentive plans that support our organizational philosophy of allowing employees to share in our performance and success. We are committed to paying our employees fairly and equitably and regularly and work with a third party to identify and resolve any gaps. Our executive compensation program is designed to attract, retain, and reward performance and align incentives with the achievement of Arista’s strategic plan and both short- and long-term operating objectives. Our compensation committee provides an oversight of our compensation policies, plans, benefit programs and overall compensation philosophy.
Along with our traditional healthcare benefits, Arista offers a broad variety of physical and mental wellness offerings to our global employees in a virtual as well as on-demand format, including fitness classes, webinars on practical wellness takeaways, strategies for stress reduction, financial planning and education, career development and social activities. We also host periodic wellness weeks, whose purpose is to raise awareness on health issues, increase education on preventive medicine and available services and shift employee behavior through interactive activities and live presentations. We proudly support an active community employee engagement program, which provides opportunities for our employees to engage in volunteering and community service in support of the communities they live, work, and thrive in. We employ a hybrid work model for designated roles, giving our employees the flexibility to work offsite or onsite and regularly survey our employees to gain valuable feedback and suggestions on improvements to our culture and strategy. Arista was recognized in 2024 by Most Loved Workplace as a Most Loved Workplace for Wellness and Volunteering.
Employee Training, Development and Upskilling
Our employees receive regular periodic training on numerous subjects, including our Code of Ethics and Business Conduct, information security, data privacy, intellectual property, insider trading, and anticorruption. In addition, Arista provides extensive training and accreditation opportunities to employees in Sales, Customer Engineering and Software Research and Development roles including our Arista Certified Engineering ("ACE") certification program as well as mentorship programs sponsored by our Women@Arista employee resource group. Additional career development content including management and AI training is available through our E-Learning portal to facilitate a culture of lifelong learning and allow employees to personalize their development. Our Technical employees can further upskill through our internal Arista PREP Training Program, technical summits, and participation in industry conferences or associations.
Available Information
Our website is located at www.arista.com and our investor relations website is located at investors.arista.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are available free of charge on the Investors portion of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
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
•primarily reliant upon a predominant merchant silicon vendor;

•we depend on third-party manufacturers to build our products;
•future sales forecasts may materially change, which could result in incorrect levels of inventory and purchase commitments;
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
•changes in our income taxes, effective tax rate or tax laws could adversely affect our results;
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
Historically, large purchases by a relatively limited number of customers have accounted for a significant portion of our revenue. We have experienced unpredictability in the timing of orders from these large customers primarily due to the time it takes these customers to evaluate, test, qualify and accept our products, the overall complexity of these large orders and changes in demand patterns specific to these customers, including reductions in or changes in mix of capital expenditures by these customers and the impact of cost reduction and other efficiency efforts by these customers. For example, sales to our end customer Microsoft represented 20%, 18% and 16% of our total revenue for the years ended 2024, 2023 and 2022 respectively. And sales to our end customer Meta Platforms represented 15%, 21% and 26% of our total revenue, respectively for the years ended 2024, 2023 and 2022. This variability in customer concentration has been linked to the timing of new product deployments, and spending cycles with these customers, and we expect continued variability in our customer concentration and timing of sales on a quarterly and annual basis. In addition, we typically provide pricing discounts to large customers, which reduces gross margins for the period in which such sales occur.
As a consequence of the concentrated nature of our customer base and their purchasing behavior, our quarterly revenue and results of operations have fluctuated from quarter to quarter and are difficult to estimate and we expect the fluctuations to continue. Changes in the business requirements or focus, upgrade cycles, vendor selection, project prioritization, manner in which spending allocations are assigned among multiple vendors based upon specific network roles or projects, financial prospects, lack of growth of our large customers, capital resources and expenditures or purchasing behavior and deceleration in spending of these customers could significantly decrease our sales to such customers or could lead to delays, reductions or cancellations of planned purchases of our products or services. In addition, an increased focus on the deployment of AI enabled solutions by these customers has accelerated the need for advanced technology offerings including some offerings from potential new market entrants. This prioritization of AI related infrastructure investment has at times come in conjunction with the announcement of various cost reduction measures by such customers, including optimization and increased efficiency in non-AI related capital expenditures. In addition, although the focus on deployment of AI enabled solutions has driven increased demand for networking, the long-term trajectory is unknown. As such, demand estimates for our new products are difficult to forecast and can create volatility in our revenue. In some instances, such measures have had, and may continue to have, an impact on certain current or future projects and have reduced our visibility to customer demand and may result in a reduction or uncertainty in the timing of orders from these large customers, which may negatively impact our revenue and increase the risk of excess and obsolescence charges on our products. In addition, fiscal 2024 was marked by a year of new product introductions and expanded use cases, particularly in the AI Ethernet market, and we expect this to continue into fiscal 2025. This has resulted in increased customer trials and contracts with acceptance periods, and an increase in the volatility and magnitude of our product deferred revenue balances, which in turn may create variability in our revenue results on a quarterly and annual basis. In addition, if we are not able to satisfy the requirements under customer trials or contracts with acceptance periods, we may be required to accept product returns from our customers, which would prevent us from recognizing revenue on such transactions and may result in the write-down of inventory.
Moreover, because our sales are based primarily on purchase orders, some of our customers have previously and could continue to cancel, delay, reduce or otherwise modify their purchase commitments with little or no notice to us. For example, due to manufacturing and supply chain disruptions resulting in increased lead times, customers have, and may continue to place orders based on longer planning horizons. These customers may decide to delay or cancel such orders for any reason, including changes in their IT investment priorities, if economic conditions worsen or their financial performance, condition or prospects deteriorate. This limited visibility regarding our customers’ product needs or changes in those needs, the timing and quantity of which could vary significantly, requires us to rely on estimated demand forecasts to determine how much material to purchase and product to manufacture. Extended supplier lead times on some newer technologies can create greater pressure on our ability to forecast future demand, which can lead to excess inventory or product shortages and to delays in fulfilling current and future purchase orders that can impede production by our customers and harm our customer relationships. Further, if we are unable to reduce our lead times, customers may also cancel existing orders or reduce future orders. In the event of any cancellations or reductions of orders, or any reductions in future demand, we may not have enough time to reduce operating expenses to mitigate the effect of the lost revenue on our business, and in addition, could incur increased excess and obsolete inventory-related charges, all of which could materially affect our operating results.

We may be unable to sustain or increase our revenue from our large customers, grow revenue with new or other existing customers at the rate we anticipate or at all, or offset a decline or discontinuation of concentrated purchases by our larger customers with purchases by new or existing customers. These customers could reduce their spending levels or otherwise could choose to divert all or a portion of their business with us to one of our competitors, re-assign spending allocations, increase their adoption of "white box" solutions and open-source network operating systems, demand pricing concessions for our services, or require us to provide enhanced services that increase our costs. Moreover, the AI market is new and customers continue to evaluate their opportunity in this market, recent advances in network architecture may result in increased efficiencies and lowering of infrastructure spending and the potential demand for our AI Ethernet switches may not develop as anticipated or at all. If these factors drive some of our large customers to cancel all or a portion of their business relationships with us, the growth in our business and the ability to meet our current and long-term financial forecasts may be materially impacted. We expect that such concentrated purchases will continue to contribute materially to our revenue for the foreseeable future and that our results of operations may fluctuate materially as a result of such larger customers’ buying patterns. In addition, we may see consolidation of our customer base, such as among Internet companies and cloud service providers, which could result in the loss of customers. The loss of such customers, or a significant delay or reduction in their purchases, including reductions or delays due to customer departures from recent buying patterns, or an unfavorable change in competitive conditions could materially harm our business, financial condition, results of operations and prospects.
Adverse economic conditions, continuing uncertain economic conditions or reduced information technology and network infrastructure spending may adversely affect our business, financial condition, results of operations and prospects.
Our business depends on the overall demand for information technology, network connectivity and access to data and applications. Weak domestic or global economic conditions and continuing economic uncertainty, fear or anticipation of such conditions, a recession, geopolitical pressures, including international trade disputes, global pandemics such as the COVID-19 pandemic, or a reduction in information technology and network infrastructure spending or a deterioration of the financial performance, condition or prospects of our customers, could adversely affect our business, financial condition, results of operations and prospects in a number of ways, including longer sales cycles, reduced demand or lower prices for our products and services, higher default rates among our channel partners, reduced unit sales and lower or no growth. In addition, the global macroeconomic environment has been negatively affected by, among other things, the uncertainty in the global banking and financial services markets, epidemics, instability in global economic markets, the new U.S. presidential administration, increased uncertainty associated with recent and scheduled increases in U.S. trade tariffs in the context of escalated and unresolved trade disputes and tensions between the U.S., China, Mexico, Canada and other countries, inflationary pressures, higher interest rates, instability in the global credit markets, the impact and uncertainty regarding global central bank monetary policy, instability in the geopolitical environment, the Russia-Ukraine and Israel-Hamas conflicts, political tensions between Taiwan and China, political demonstrations, and foreign governmental debt concerns which have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets. While some of our customers may be adversely affected by negative macroeconomic conditions, the impact may be particularly significant in our enterprise market where we are seeking to increase our penetration into this market. A government shutdown or a default by the U.S. government on its debt obligations, or related credit-rating downgrades could also have adverse effects on the broader global economy and contribute to, or worsen, an economic recession. We believe that any extended or renewed economic disruptions or deterioration in the global economy could have an adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations. For example, if banks or other financial institutions with whom we have banking relationships or whose corporate bonds are held in our marketable securities investment portfolio, enter receivership or become insolvent in the future, we may be unable to access, and we may lose some of our existing cash, cash equivalents and investments to the extent those funds are not insured or otherwise protected by the FDIC. In addition, in such circumstances we might not be able to timely pay key vendors and others. We regularly maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. Any delay in our ability to access our cash, cash equivalents and investments (or the loss of such funds) or to timely pay key vendors and others could have a material adverse effect on our operations and cause us to need to seek additional capital sooner than planned.
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
Some of the key components in our products come from sole or limited sources of supply.
Our products rely on components, including merchant silicon chips, integrated circuit components, printed circuit boards, connectors, optics, cables, custom-tooled sheet metal and power supplies that we purchase, or our contract manufacturers purchase on our behalf from a limited number of suppliers, including certain sole source providers. In particular, we are primarily reliant upon our predominant merchant silicon vendor, Broadcom, for our switching chips.
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
Our product development efforts are also dependent upon the success of our continued collaboration with our key merchant silicon vendors such as Broadcom. As we develop our product roadmap, we select specific merchant silicon from these vendors for each new product. It is critical that we work in tandem with these vendors to ensure that their silicon includes improved features, that our products take advantage of such improved features, and that such vendors are able to supply us with sufficient quantities on commercially reasonable term to meet customer demand. Reliance on these relationships allows us to focus our research and development resources on our software core competencies while leveraging their investments and expertise. The merchant silicon vendors may not be successful in continuing to innovate, develop products that outperform their competitors or meet the requirements of our customers, meet deadlines for the release of their products or produce a sufficient supply of their products. Moreover, these vendors may not collaborate with us or may become competitive with us by selling merchant silicon for “white boxes” with open-source network operating systems or other products to our customers.
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
Our revenue growth rates in previous periods may not be indicative of our future performance. We have experienced annual revenue growth rates of 19.5%, 33.8%, 48.6%, and 27.2% in 2024, 2023, 2022 and 2021, respectively. In the future, our revenue growth rates will continue to be volatile due to cyclical trends in our business, and as we become more penetrated in our existing customer base and product markets and look to enter and expand into new markets. In addition, we have experienced supply constraints that have resulted in manufacturing and shipment delays, which have negatively affected the timing of revenue recognition. If these manufacturing and supply chain disruptions recur and/or if we are unable to reduce our lead times it could also result in the cancellation of orders by customers, reduce demand from existing customers in future periods, and increase difficulty in adding new customers. Other factors may also contribute to declines in our growth rates, including changes in demand for our products and services, particularly from our large customers, the deterioration of the financial performance, condition or prospects of our large customers, changes in capital spending by our large customers, increased competition, price sensitivities from our customers to increases in our pricing, our ability to successfully manage our expansion or continue to capitalize on growth opportunities, the maturation of our business, geopolitical pressures, recession risks and monetary policy shifts, and our ability to be successful in the AI market and adjacent markets, such as campus switching, Wi-Fi networking markets and network security markets. Recent technologies, such as generative AI models, have emerged, and while they have driven increased demand for networking, the long-term trajectory is unknown and it is difficult for us to predict the demand for such new technologies. Customers may overestimate demand for their AI build outs and cancel, delay, reduce or otherwise modify their purchase commitments with little or no notice to us. In addition, customer may implement changes to their network architecture to improve efficiencies and reduce demand for our products. As such, demand estimates for our new products are difficult to forecast and create volatility in our revenue. In addition, given the timing and prioritization of customer orders and shipment patterns, near term revenue trends may not be reflective of current demand levels. Furthermore, any prolonged economic disruptions or deterioration in the global economy could have a negative impact on demand from our customers in future periods, particularly in the enterprise market where we are continuing to expand our penetration. which may result in reductions in overall demand from these customers in future periods and negatively impact our revenue, financial condition, business or prospects. You should not rely on our revenue for any prior quarterly or annual period as an indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected, and our stock price could be volatile.
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
Our results of operations have historically varied from period to period, and we expect that this trend will continue. As a result, you should not rely upon our past financial results for any period as indicators of future performance. Our results of operations in any given period have been and could continue to be influenced by a number of factors, many of which are outside of our control and may be difficult to predict, including:

•general economic conditions, both domestically and in foreign markets, and disruptions in our business and the markets due to, among other things, recessionary risks and a global economic downturn, higher interest rates, monetary policy shifts, inflationary pressures, supply chain and labor shortages, the new U.S. presidential administration, the recent banking crisis, and geopolitical pressures;
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
•the inclusion of any acceptance provisions in our customer contracts and increased customer trials, and any delays in acceptance, or rejection, or any return, of those products;
•the cost and potential outcomes of existing and future litigation;
•increased expenses resulting from increases in component, production and logistics costs resulting from factors such as global inflationary pressures, shortages in supply for semiconductors, and China's controls on the use of certain products and on the export of metals used in semiconductor manufacturing, or the tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs implemented by the U.S. government on various imports from China and Mexico;
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
In particular, recent technologies, such as generative AI models, have emerged, and while they have driven increased demand for networking, the long-term trajectory is unknown and it is difficult for us to predict the demand for such new technologies. Customers may overestimate demand for their AI build outs and cancel, delay, reduce or otherwise modify their purchase commitments with little or no notice to us. In addition, customers may implement changes to their network architectures to improve efficiencies and reduce demand for our products. As such, demand estimates for our new products are difficult to forecast and create volatility in our revenue and inventory levels. If the AI market does not develop as anticipated or at all, then the potential demand for AI Ethernet switches may not be realized. Moreover, even if the market for AI applications does develop, the successful adoption of AI Ethernet products will be dependent upon their ability to compete against more established InfiniBand products or against the AI Ethernet products of other competitors to address AI networking clusters.
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
Fiscal 2024 was marked by a year of new product introductions and expanded use cases, particularly in the AI Ethernet market, and we expect this to continue into fiscal 2025. This has resulted in increased customer trials and contracts with acceptance periods, and an increase in the volatility and magnitude of our product deferred revenue balances, which in turn may create variability in our revenue results on a quarterly and annual basis. In addition, if we are not able to satisfy the requirements under customer trials or contracts with acceptance periods, we may be required to accept product returns from our customers, which would prevent us from recognizing revenue on such transactions and may result in the write-down of inventory.
Additionally, from time to time, we invest in expansion into adjacent markets, including campus and Wi-Fi networking, AI networking, cloud and enterprise routing markets, network security markets and SD-WAN markets. Although we believe these solutions are complementary to our current offerings, we have less experience and a more limited operating history in these markets, and our efforts in this area may not be successful. Expanding our services in existing and new markets and increasing the depth and breadth of our presence imposes significant burdens on our marketing, compliance, and other administrative and managerial resources. Our plan to expand and deepen our market share in our existing markets and possibly expand into additional markets is subject to a variety of risks and challenges. Our success in these new markets depends on a variety of factors, including but not limited to our ability to develop new products, new product features and services that address the customer requirements for these markets, attract a customer base in markets in which we have less experience, compete with new and existing competitors in these adjacent markets, and gain market acceptance of our new products. In addition, when we introduce new products, we expect that it will take time for manufacturing to ramp production and fulfill customer demand.
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
We expect our gross margins to vary over time and the gross margins we have achieved in recent years may not be sustainable and may be adversely affected in the future by numerous factors, including but not limited to pricing pressure on our products and services due to competition, the ability of more fully integrated competitors to bundle their networking products with other products, or utilize proprietary silicon in their products, the mix of sales to large customers who generally receive lower pricing, the mix of products sold, manufacturing-related costs, including costs associated with sourcing key components from sole or limited suppliers and potential changes to our manufacturing and supply chain to respond to international trade wars, supply chain sourcing activities, merchant silicon costs, excess/obsolete inventory and supplier liability charges, and fees to expedite supplier components and costs related to tariffs from our products that are manufactured internationally. In addition, other factors that may impact our gross margins over time include the introduction of new products and new business models including the sale and delivery of more software and subscription solutions, entry into new markets or growth in lower margin markets, entry in markets with different pricing and cost structures, pricing discounts given to customers, costs associated with defending intellectual property rights infringement, misappropriation or other violation claims and the potential outcomes of such disputes, increased costs arising from epidemics, changes in distribution channels, increased warranty costs, and our ability to execute our operating plans. In addition, inflationary pressures and shortages have increased and may continue to increase costs for certain materials, components, supplies and services. As a result of cost inflation in our supply chain, we have implemented targeted price increases from time to time. However, these price increases could result in a decrease in demand for our products which would decrease revenue. In addition, if business were subject to sustained economic stress or recession, many of the risk factors identified in this risk factors section could be heightened. We determine our operating expenses largely on the basis of anticipated revenue and a high percentage of our expenses are fixed in the short and medium term. As a result, a failure or delay in generating or recognizing revenue could cause significant variations in our operating results and operating margin from quarter to quarter. Failure to sustain or improve our gross margins reduces our profitability and may have a material adverse effect on our business and stock price.
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
The data center and campus networking markets have been historically dominated by Cisco, with competition also coming from other large network equipment and system vendors, including Dell/EMC, Extreme Networks, Hewlett Packard Enterprise, Huawei, Juniper Networks, Nvidia and white box networking vendors utilizing open-source operating systems. Most of our competitors and some strategic alliance partners have made acquisitions and/or have entered into or extended partnerships or other strategic relationships to offer more comprehensive product lines, including cloud networking solutions and network security. For example, Cisco acquired Acacia Communications, Broadcom acquired Brocade Communications and VMware, Dell acquired Force10 Networks, Hewlett Packard Enterprise recently announced the acquisition of Juniper Networks. This industry consolidation may lead to increased competition and may harm our business. Large system vendors are increasingly seeking to deliver vertically integrated cloud networking solutions to customers that combine cloud-focused hardware and software solutions as an alternative to our products. We expect this trend to continue as companies attempt to strengthen their market positions in an evolving industry and as companies are acquired or are unable to continue operations. Industry consolidation may result in stronger competitors that are better able to compete with us, and this could lead to more variability in our results of operations and could have a material adverse effect on our business, the pricing of our solutions, financial condition, results of operations and prospects.
We also face competition from other companies and new market entrants, including current technology partners, suppliers and customers or other cloud service providers who may acquire or develop network switches and cloud service solutions for internal use and/or to broaden their portfolio of products to market and sell to customers. Some of these competitors are developing "white box" networking products based on open-source network operating systems that may be provided for free and off-the-shelf or commoditized hardware technology, or “white box” hardware, while other competitors may adopt a disaggregated approach to the procurement of hardware and their proprietary software. Customers may also increase their adoption of networking solutions based upon open-source network operating systems that may be provided for free and used either on “white box” or proprietary hardware. As new markets emerge like AI, we expect the field to remain intensely competitive. In addition, we have not established broad market awareness or acceptance of our AI Ethernet products that will compete against more established InfiniBand products or against the AI Ethernet products of other competitors. Furthermore, the entrance of new competitors into our markets or the increased adoption of these new technology solutions or consumption models may cause downward pricing pressures, result in lost sales or otherwise have a material adverse effect on our business, prospects, financial condition and operating results.
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
•deterioration of political relations between the U.S. and China, Canada, Mexico, Russia and EU including international trade wars and increased tariffs between the U.S. and such countries or regions, which could have a material adverse effect on our sales as well as our manufacturing operations and supply chain in these countries;
•fluctuations in exchange rates between the U.S. dollar and foreign currencies where we do business;
•general economic and political conditions in these foreign markets;
•global macroeconomic conditions, including recessionary cycles;
•risks associated with U.S. and foreign legal requirements, including those relating to anti-corruption, anti-bribery, telecommunications, cybersecurity, supply chain integrity, privacy, data protection and the importation, certification and localization of our products in foreign countries;
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
•issues related to cloud-specific and/or AI regulatory requirements in certain countries, including the UK, EU and Asia-Pacific countries;
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
We operate on December 31st year end and typically have lower sequential quarter over quarter revenue growth in the first quarter of each fiscal year, often followed by stronger sequential revenue growth in the ensuing quarters. We believe that this seasonality results from a number of factors, including the procurement, budgeting and deployment cycles of many of our customers. The effects of recent supply chain disruptions and our rapid growth may have reduced the impact of seasonal or cyclical factors that might otherwise have influenced our business and broader industry performance. If our growth rates slow, seasonal or cyclical variations in our operations may become more pronounced over time and may materially affect our business, financial condition, results of operations and prospects. In addition, any supply chain shortages and manufacturing disruptions that result in extended lead times may impact our ability to manufacture and ship products to our customers in a timely manner, which may disrupt typical seasonal trends.
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
Risks Related to Customers and Sales
If we are unable to attract new large customers or to sell additional products and services in the AI Ethernet, Campus Workspace and Network Security Markets, to our existing customers, our revenue growth will be adversely affected and our revenue could decrease.
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
We have not yet established broad market awareness or acceptance of products and services that we have introduced in the AI Ethernet, campus workspace and network security markets. Market awareness of our value proposition and products and services will be essential to our continued growth and our success, particularly for the service provider and broader enterprise markets. Additionally, because we are introducing new products in markets such as the AI Ethernet market, some products are subject to trials, testing, qualification and acceptance periods. If our marketing efforts are unsuccessful in creating market awareness of our company and our products and services or in gaining access to new customer markets, or if these new products and services are not accepted by customers, then our business, financial condition, results of operations and prospects will be adversely affected, and we will not be able to achieve sustained growth.
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
The timing of our sales and revenue recognition is difficult to predict because of the length and unpredictability of our products’ sales cycles. A sales cycle is the period between initial contact with a prospective customer and any sale of our products. End-customer orders often involve the purchase of multiple products. These orders are complex and difficult to complete because prospective customers generally consider a number of factors over an extended period of time before committing to purchase the products and solutions we sell. Customers, especially our large customers, often view the purchase of our products as a significant and strategic decision and require considerable time to evaluate, test and qualify our products prior to making a purchase decision and placing an order. The length of time that customers devote to their evaluation, contract negotiation and budgeting processes varies significantly. In addition, customers may delay upgrades to their network infrastructure which extends the upgrade and sales cycle. Our products’ sales cycles are lengthy in certain cases, especially with respect to our prospective large customers and certain markets including the enterprise, campus and AI markets. During the sales cycle, we expend significant time and money on sales and marketing activities and make investments in evaluation equipment, all of which lower our operating margins, particularly if no sale occurs. Even if a customer decides to purchase our products, there are many factors affecting the timing of our recognition of revenue, which makes our revenue difficult to forecast. For example, there may be unexpected delays in a customer’s internal procurement processes, particularly for some of our larger customers for which our products represent a very small percentage of their total procurement activity. In addition, due to macroeconomic uncertainties, the sales cycle may be extended and there may be delays and reductions of expenditures and cancellations by customers. There are many other factors specific to customers that contribute to the timing of their purchases and the variability of our revenue recognition, including the strategic importance of a particular project to a customer, budgetary constraints and changes in their personnel.
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
We typically sell our products with maintenance and support as part of the initial purchase, and a portion of our revenue comes from renewals of maintenance and support contracts. Our customers have no obligation to renew their maintenance and support contracts after the expiration of the initial period, and they may elect not to renew their maintenance and support contracts, to renew their maintenance and support contracts at lower prices through alternative channel partners or to reduce the product quantity under their maintenance and support contracts, thereby reducing our future revenue from maintenance and support contracts. If our customers, especially our large customers, do not renew their maintenance and support contracts or if they renew them on terms that are less favorable to us, our revenue may decline and our business, financial condition, results of operations and prospects will suffer.
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
Risks Related to Supply Chain and Manufacturing
Managing the supply of our products and product components is complex. Insufficient component supply and inventory and the time to manufacture our products may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.
Managing our manufacturing capacity and extended supply chain is complex, and our inventory management systems and related supply-chain visibility tools may not enable us to effectively manage the supply of our products and product components. Our ability to manage our supply chain has also and could continue to be adversely affected by other factors including geopolitical conditions such as the Russia-Ukraine conflict and related economic sanctions against Russia, the Israel-Hamas conflict, the Houthi attacks on marine vessels in the Red Sea, changing international trade policies and political tensions between China and Taiwan. Global geopolitical and macroeconomic uncertainties have resulted in prolonged manufacturing and supply chain disruptions, including temporary closures of certain manufacturing and supplier facilities particularly within China and controls on certain supplies including China's restrictions in the use of Micron products and its controls on metals used in semiconductor manufacturing such as gallium and germanium which, in turn, have caused and may continue to cause shortages of, and extended lead times for, components used to manufacture our products, increases in the prices for such components, a reduction, unpredictability or interruption of supply, prioritization of component shipments to other vendors and decommitments of orders. In addition, China imposed additional export controls on critical metals including tungsten, tellurium, bismuth, molybdenum, and indium (and related compounds) in February 2025 as part of its response to the United States’s imposition of an additional 10% tariff on products from China. Insufficient component supply, and increases in the time required to manufacture our products may lead to prolonged inventory shortages, manufacturing disruptions and increased customer lead times for our products that could result in increased cancellation of orders or loss of future sales opportunities altogether as potential customers turn to competitors’ products that are readily available. In addition, in order to meet customer lead times, we have, and may continue to expedite the supply of components and make incremental investments in our supply chain to increase our capacity for manufacturing products, which increases our product costs.
In order to reduce manufacturing lead times and plan for adequate component supply, we have issued and expect to continue to issue purchase orders for components and products that are non-cancellable and non-returnable, including purchase commitments for semiconductors as disclosed in Note 5. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K. Our business is emerging from a period of unprecedented global supply chain disruptions. Throughout this period, we made significant supply chain investments, including incremental purchase commitments for long lead time components in response to extended visibility to deployment plans from our customers. Although the global supply chain has shown improvement, we have had to invest in inventory to address forecast uncertainty and expect that our inventory and purchase commitments will remain volatile as we ramp new product introductions. In particular, we have increased our purchase commitments to respond to the rapid deployment of AI networks and reduce overall lead times which will increase our working capital requirements. There is no guarantee that suppliers will meet their commitments or that actual customer demand will not be lower than our demand forecasts. As customer lead times improve more broadly, we have seen and expect to continue to see a commensurate reduction in visibility to customer demand and a gradual return to a somewhat shorter demand-planning horizon. Additionally, certain customers have and may continue to engage in cost reduction measures including reductions in capital expenditures and other efficiency efforts which may result in a cancellation of orders or reduce demand for our products. We establish a liability for non-cancellable, non-returnable purchase commitments with our component inventory suppliers for quantities in excess of our demand forecasts, or for products that are considered obsolete. In addition, we establish a liability and reimburse our contract manufacturer for component inventory purchased on our behalf that has been rendered excess or obsolete due to manufacturing and engineering change orders, or in cases where inventory levels greatly exceed our demand forecasts. The magnitude of these balances, combined with a reduction in customer demand-planning horizons and shifting product priorities, has resulted in increased risk that we may not be able to sell all of this inventory, which in turn has resulted, and may in the future result, in additional excess and obsolete inventory-related charges. Our non-cancellable commitments and the cash deposits to secure our purchases with our contract manufacturers are disclosed in Note 5. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K. If we ultimately determine that we have excess or obsolete inventory, we may have to reduce our prices and write down inventory to its estimated realizable value, which in turn could result in lower gross margins. If we are unable to effectively manage our supply and inventory, our business, financial condition, results of operations and prospects could be adversely affected.
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
To the extent that our products are manufactured at facilities in foreign countries, we may be subject to additional risks associated with complying with local rules and regulations in those jurisdictions. For example, due to the COVID-19 pandemic, some of our contract manufacturers experienced temporary closures and labor shortages. Shelter in place orders, factory closures or reductions in staffing at our manufacturing sites would result in material disruptions, increased lead times and supply shortages of our products. Due to their existence in foreign locations, our contract manufacturers may also be subject to or become subject to new or increased tariffs which, if sufficiently high, may affect the profitability of these operations and may require relocation to new locations, moves which may require bearing associated costs. There is no guarantee that any contract manufacturing location may not be targeted by tariffs or other trade measures imposed by the United States or another country.
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
We base our inventory requirements on our forecasts of future sales. If these demand forecasts materially change from our initial projections, we may procure inventory that we may be unable to use in a timely manner or at all.
We and our contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and analysis from our sales and marketing organizations, adjusted for overall market conditions and other factors. In order to address supply chain shortages and extended lead times, we have entered, and may continue to enter, into significant purchase commitments with our contract manufacturers and suppliers, with issuance of non-cancellable purchase orders for such commitments. There is no guarantee that suppliers will meet their commitments or that actual customer demand will directly match our demand forecasts. If our forecasts materially change from our initial projections, customers' orders are cancelled or if we otherwise do not need such inventory, we may under- or over-procure inventory, which could materially adversely affect our business, financial condition and results of operations.
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
Breaches of our cybersecurity systems, or other security or privacy breaches or incidents with respect to our products, services, networks, systems, or data, could degrade our ability to conduct our business operations and deliver products and services to our customers, cause vulnerabilities in our products and services, and subject us to regulatory enforcement actions and or fines or liabilities for damages incurred by our customers or partners, delay our ability to recognize revenue, compromise the integrity of our software products and our networks, systems, and data, result in significant data losses and the theft of our intellectual property, damage our reputation, expose us to liability to third parties and require us to incur significant additional costs to maintain the security of our networks and data.
We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners. Computer programmers or other persons or organizations may attempt to penetrate our network security, or that of our website or systems, and access, use, or obtain confidential, personal, or otherwise sensitive or proprietary information about us or our customers, or via these or other methods, including denial of service attacks and other cyberattacks, disrupt or cause interruptions of our systems, products, services and networks. In addition, geopolitical tensions and conflicts, such as the Russia-Ukraine conflict, the Israel-Hamas hostilities and deteriorating relations with China, may create a greater risk of cyberattacks against our company and our manufacturers, suppliers, logistics providers, banks and other business partners. Because the techniques used to access, disrupt, or sabotage networks and systems change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. In addition, our software and sophisticated hardware and operating system software and applications that we develop or procure from third parties may contain vulnerabilities or defects in design or manufacture, including “bugs,” viruses, ransomware and other malware, and other problems that could cause the software or applications to fail or otherwise to unexpectedly interfere with the operation of the system or that could result in a breach of or disruption to our systems, products, services or networks or the systems, networks, products, or services of third parties that support us and our services. We also face risks of others gaining unauthorized access to our products and services and introducing malicious software, and such malicious software, defects, bugs or vulnerabilities, or other defects, bugs, or vulnerabilities in our products or services may result in failures or interruptions of our products or services or expose our end-customers' networks, leaving their networks unprotected against the latest security threats.
We have also outsourced some business functions to third parties, including our manufacturers, logistics providers, and cloud service providers, and our business operations also depend, in part, on the success of these third parties’ own cybersecurity measures. Similarly, we rely upon distributors, resellers and system integrators to sell our products and our sales operations depend, in part, on the reliability of their cybersecurity measures. Additionally, we depend upon our employees to appropriately handle confidential, sensitive, and proprietary data and comply with the security measures we have instituted to prevent exposure of our networks and systems to security breaches and incidents, the unauthorized access to our products and the loss of data. We and the aforementioned third parties also face the risk of ransomware and other malicious software, phishing schemes and other social engineering methods, fraud and other malfeasance, cybersecurity threats from state sponsors and other actors, and intentional or negligent acts or omissions of employees and contractors. Furthermore, our acquisition of Awake Security and our provision of its NDR platform may result in us being a more attractive target for such attacks. Accordingly, if our cybersecurity systems and measures or those of any of the aforementioned third parties fail to protect against sophisticated cyber-attacks, other means of effectuating security breaches or incidents, interruptions or other disruptions of our or our third-party service providers’ systems, networks, products, or services, the mishandling of data by employees and contractors, the corruption, loss, or mishandling or other unauthorized processing of data by unauthorized persons, or any other means of unauthorized access to, or use of, our manufacturing process, products, services, networks, systems, or data that we or such third parties maintain, operate, or process, our ability to conduct our business effectively could be damaged in a number of ways, including:
•sensitive data regarding our business or our customers, including intellectual property and other proprietary data, could be stolen or lost, modified, rendered unavailable, or otherwise assessed, used, or processed in authorized manners;
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
•defects and security vulnerabilities could be introduced into our software, thereby damaging the reputation and perceived reliability and security of our products and potentially making the data systems of our customers vulnerable to data loss and security breaches and incidents;
•our manufacturing process, products, services, supply chain, network systems and data could be corrupted or otherwise disrupted; and
•personal data of our customers, employees, contractors, and business partners could be lost, accessed, obtained, modified, disclosed or used without authorization, corrupted or made unavailable, or otherwise compromised.
Should any of the above events occur, or be perceived to occur, we could be subject to significant claims for liability from our customers and others and regulatory investigations and actions from governmental agencies, and we could be required to expend significant capital and other resources to remediate and otherwise address any security breach or incident, including to notify individuals, entities, or regulatory bodies and to implement measures in an effort to prevent further breaches or incidents. In addition, our ability to protect our intellectual property rights could be compromised and our reputation and competitive position could be significantly harmed. Also, the regulatory and contractual actions, proceedings, litigation, investigations, fines, penalties and liabilities relating to any actual or perceived data breaches or security incidents that result in losses of, damage or destruction of, or unauthorized access to or acquisition of, credit card information or other personal or sensitive data of users of our services can be significant in terms of fines and reputational impact and necessitate changes to our business operations that may be disruptive to us. Additionally, we could incur significant costs in order to upgrade our cybersecurity systems and measures in an effort to prevent network and system disruptions and other security breaches and other incidents. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers. Consequently, our financial performance and results of operations could be adversely affected by any of the foregoing types of security breaches, incidents, vulnerabilities, or other matters, or the perception that any of them have occurred.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. A change in these principles or interpretations could harm our revenue and financial results, and could affect the reporting of transactions completed before the announcement of a change. In addition, we base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in "Management’s Discussion and Analysis of Financial Condition and Results of Operations", in Part II, Item 7, of this Annual Report on Form 10-K, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, inventory valuation and contract manufacturer/supplier liabilities, income taxes and loss contingencies. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations may be adversely affected and may fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
Escalating U.S. tax, tariff, import/export restrictions, and other trade or regulatory barriers, as well as countermeasures taken by affected countries, may have a negative effect on global economic conditions, financial markets and our business.
Because our products are primarily manufactured internationally, the import of our products may be affected by changes in applicable tariffs. Our products are primarily manufactured in Malaysia, Vietnam, and Mexico, and we also procure some of our products directly from China. In February 2025, the U.S. government scheduled 25% tariffs to be imposed on products of Mexican origin. Although subsequent discussions between the President of the United States and the President of Mexico have resulted in an agreement to temporarily defer the effective date for these tariffs, this policy may be reversed at any time. In addition, imports of products manufactured in Malaysia and/or Vietnam may be targeted for U.S. tariff increases in light of the increased trade imbalances between the United States and these countries, which has increased significantly in the past decade as manufacturing operations have increasingly moved to these countries due to strained U.S.-China trade relations. An increase in trade-related costs associated with these imports may impair the profitability of such international production, may strain our suppliers’ ability to provide inputs necessary for the production of these items, and may otherwise affect our manufacturing partners’ ability to provide our products at previously contracted prices. We also may not be able to pass on the full burden of the increase in trade-related costs to our partners and/or customers which could impact our profitability and/or our competitiveness.
Our products may also be subject to further increased U.S. or international tariffs as a result of the outbreak of and escalation in international trade wars between the U.S., China, Mexico and other countries. In response to the February 2025 U.S. government tariffs scheduled on goods of Canadian, Mexican, and Chinese origin, all three affected countries announced plans to implement retaliatory measures including new tariffs on certain U.S. goods, and, in the case of China, new export controls on certain critical metal items. The U.S. tariffs on Canadian and Mexican origin products and the Canadian and Mexican tariffs on U.S. origin products has been suspended for a period of 30 days pursuant to agreements between the U.S. government and the Canadian and Mexican governments, pending further negotiations between these countries. Such agreements and negotiations may fail and result in the imposition of new trade measures between any or all of these countries and the United States. The February 2025 U.S. government executive orders scheduling the tariff increases on goods of Canadian, Mexican, and Chinese origin also included provisions allowing for further escalation of tariffs in the event affected countries implement retaliatory measures. Such increases could result in the imposition of extreme tariff or non-tariff measures, which may lead to a breakdown in international supply chains due to increased tariff costs and disruptions in the availability of goods.
There is currently significant uncertainty about the future relationship between the United States, and various other countries, most significantly China, Canada and Mexico, with respect to trade policies, treaties, tariffs and taxes. The U.S. government has and continues to make significant additional changes in U.S. trade policy and has taken certain actions that could negatively impact U.S. trade. In addition, there may be further changes in U.S. trade policy given the change in the presidential administration.
For example, in 2018, the Office of the U.S. Trade Representative ("USTR") enacted various tariffs of 7.5%, 10%, 15% and 25% on imports into the U.S. from China, including communications equipment products and components manufactured and imported from China. USTR has continued to expand these tariffs recently announcing new tariffs of up to 100% on certain products. Since then, China has retaliated through various trade related measures including imposing tariffs on imports into China from the United States. Most recently, in February 2025, the U.S. government imposed an additional 10% tariff on imports from China, on top of existing tariff burdens, and the U.S. President has indicated that additional tariffs may be forthcoming. In response, China announced additional tariffs on certain U.S.-origin goods and implemented new export controls on various critical metals.
Additional changes or threatened changes in U.S. trade measures have affected and may continue to affect trade involving additional countries as well, including Mexico, Canada, Colombia, the United Kingdom, and the member countries of the European Union among others. Each of these measures or threatened measures may instigate reciprocal countermeasures by affected countries, potentially accelerating further increases in trade measures. Such escalations in these trade measures may directly impair our business by increasing trade-related costs or disrupting established supply chains and may indirectly impair our business by causing a negative effect on global economic conditions and financial markets. The ultimate impact of these trade measures is uncertain, and may be affected by various factors, including whether and when such trade measures are implemented, the timing when such measures may become effective, and the amount, scope, or nature of such trade measures.
The U.S. government continues to add additional entities, in China and elsewhere, to restricted party lists impacting the ability of U.S. companies to provide products, and in certain cases services, to these entities and, in some cases, receive products or services from these entities. Additionally, the U.S. government continues to expand controls enacted in October 2022 restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, and supercomputing to China without an export license. In 2023 and 2024, the U.S. government expanded the list of advanced integrated circuits subject to heightened export controls, including certain hardware containing these specified integrated circuits, expanded the list of destinations requiring export authorization for such items, and added new restrictions based on the headquarters location of the parties involved. Proposed regulations would further expand the controls to impose a worldwide licensing requirement on certain integrated circuits and computing resources that are used for training of AI models. The U.S. government also continues to expand the scope of restrictions on the development or production of advanced integrated circuits and certain semiconductor manufacturing equipment, and the restrictions on supercomputing, in China and other countries. Proposed regulations would expand these controls further and impose additional reporting requirements. Other foreign governments may in turn impose similar or more restrictive controls. These controls or any additional restrictions may impact our ability to export certain products to China or other countries, prohibit us from selling our products to certain of our customers, restrict our ability to use certain Integrated Circuits (“ICs”) in our products, or impact our suppliers who may utilize facilities or equipment described in these controls.
It also is possible that the Chinese government will retaliate in ways that could impact our business. For example, China has announced controls on both the use of Micron products and export license requirements on certain materials used, among other things, in the production of semiconductors, optical components, and other electronic devices including germanium and gallium. China also has announced a new export control regime. Additionally, these restrictions could disrupt the ability of China to produce semiconductors and other electronics and impact our ability to source components from China. China has also announced plans to implement retaliatory countermeasures in response to the additional 10% tariffs imposed by the United States in February 2025, including new tariffs on certain U.S. origin goods, and has implemented export controls on various critical metal materials. These restrictions could impact the cost of components or inputs used to produce our products.

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
Tax laws are dynamic and subject to change. Changes in tax laws and regulations and interpretations of such laws and regulations, including taxation of earnings outside of the U.S. may have adverse effects on our operating results and could impact the tax treatment of our earnings and cash and cash equivalent balances we currently maintain. Furthermore, due to shifting economic and political conditions, tax policies and rates in various jurisdictions, may be subject to significant change. Domestically, following the 2024 Presidential election, it is possible the newly elected Trump Administration and Republican controlled Congress will pass some tax reform in order to address certain provisions of the 2017 Tax Cuts and Jobs Act expiring at the end of 2025. It is uncertain what proposals to reform U.S. and International tax laws might pass and whether such laws could increase or decrease the U.S. corporate tax rate. The Organization for Economic Cooperation and Development (“OECD”), comprising 38 international member countries including the United States, has introduced a global minimum tax initiative (“Pillar Two”), which has been adopted by members of the European Union ("EU"), among other jurisdictions. While the U.S. has not yet adopted Pillar Two, other OECD countries outside or the EU are actively considering changes to existing tax laws or have proposed new laws to align with the recommendations and guidelines proposed by the OECD, including Pillar Two. Enactment of such tax laws could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. We have assessed the impacts of these new laws in countries that we operate in and do not currently anticipate any material impacts to our effective tax rate. However, we cannot provide any assurance that there will not be a material impact to our effective tax rate in the future as a result of these developments or other proposed changes.
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
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws (including new laws related to climate change), consumer protection laws, privacy, data protection, telecommunications, anti-bribery laws such as the U.S. Foreign Corrupt Practices Act, import/export controls and sanctions, conflict minerals, federal securities laws and tax laws and regulations. In addition, emerging tools and technologies we utilize in providing our products, like AI and machine learning, may also become subject to regulation under new laws or new applications of existing laws. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation.
In addition, in certain jurisdictions, these regulatory requirements may be more stringent than those in the United States, such as the EU's General Data Protection Regulation (“GDPR”). The GDPR provides for substantial obligations relating to the handling, storage and other processing of data relating to individuals and administrative fines for violations, which can be up to four percent of the previous year’s annual revenue or €20 million, whichever is higher. In the past, we relied on the E.U.-U.S. and Swiss-U.S. Privacy Shield programs, and/or the use of standard contractual clauses approved by the European Commission ("SCCs"), to legitimize transfers of data out of the EU. EU courts later invalidated the E.U.-U.S. Privacy Shield and imposed additional obligations in connection with use of the SCCs. The European Commission subsequently issued new SCCs. The continued validity of these new SCCs for cross-border data transfer is uncertain and difficult to predict. Among other effects, we may experience additional costs associated with increased compliance burdens and new contract negotiations with third parties that aid in processing data on our behalf. Further, the UK has implemented legislation that substantially mirrors the GDPR, and which provides for fines of up to the greater of 17.5 million British Pounds or four percent of the previous year’s annual revenue, whichever is higher. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear following the UK’s exit from the EU, including with respect to regulation of data transfers between EU member states and the UK. The UK has issued new standard contractual clauses that, like the SCCs, are required to be implemented.
We may experience reluctance or refusal by current or prospective customers in the European Economic Area (the "EEA"), the UK, or other regions to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of residents of the EEA, UK, or other regions. The regulatory environment applicable to the handling of personal data of EEA and UK residents, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities relating to personal data transfers to us and by us from the EEA, UK, or other regions. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results, and financial condition.
Several jurisdictions have passed new laws and regulations relating to privacy, data protection, and other matters, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. For example, the California Consumer Privacy Act (“CCPA”) became operative on January 1, 2020 and was amended by the California Privacy Rights Act (“CPRA”) going into effect over time through July 1, 2023. Aspects of the CCPA/CPRA and its interpretation remain uncertain and are likely to remain uncertain for an extended period and may require us to incur additional costs and expenses in an effort to comply. In addition to the CCPA/CPRA, numerous other states have enacted or are considering similar laws that will require ongoing compliance efforts and investment. For example, Connecticut, Virginia, Colorado and Utah have enacted legislation similar to the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that took effect in 2024; Delaware, Tennessee, Iowa, Maryland, Minnesota, New Hampshire, Nebraska, New Jersey and Tennessee have enacted similar legislation effective, or taking effect in 2025; and Indiana, Rhode Island and Kentucky have enacted similar legislation that will become effective in 2026.
Among other emerging laws relating to privacy and data protection globally, India has released its Digital Personal Data Protection Act 2023, India’s Ministry of Electronics and Information Technology has published Draft Digital Personal Data Protection Rules for public comment on January 3, 2025, addressing various matters under this law, but the full scope of the implementation remains uncertain. We maintain an employee and operational presence in India, and this act may require us to modify our policies and practices and incur increased costs in our efforts to comply.
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
We use machine learning and AI technologies in our offerings and business, including in our Arista Guardian for Network Identity offering, and we are making investments in expanding our AI capabilities in our products, services, and tools, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new product features using AI technologies. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as evolving legal and regulatory landscapes. Laws and regulations applicable to AI continue to develop and may be inconsistent from jurisdiction to jurisdiction. For example, the European Union has adopted on an Artificial Intelligence Act that, when effective, prohibits certain AI applications and systems and imposes additional requirements on the use of certain applications or systems. Additionally, some U.S. states have proposed, and in certain cases enacted, legislation addressing aspects of the use and deployment of AI. The use of AI technologies in new or existing products may result in new or enhanced governmental or regulatory scrutiny, new or modified laws or regulations, claims, demands, and litigation, confidentiality, privacy, data protection, or security risks, ethical concerns, or other complications that could adversely affect our business, financial condition, results of operations and prospects.
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
The trading price of our common stock has historically been and is likely to continue to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock. In addition, although the trading price of our common stock has increased significantly in recent years, it is uncertain to continue to increase at the same rate and it may decrease in the future. Factors that could cause fluctuations in the market price of our common stock include, but are not limited to, forward-looking statements related to future revenue, gross margins and earnings per share, changes or decreases in our growth rate, manufacturing, supply or distribution shortages or constraints, the decline in purchases from any of our large customers or the degradation in our relationships with any of our material vendors or partners, ratings changes by securities analysts, actual or anticipated announcements of new products by our company or our competitors, developments in the markets in which we operate, both in the U.S. and globally, litigation, actual or anticipated changes or fluctuations in our results of operations, regulatory developments, repurchases of our common stock, departures of key executives, the financial results or financial projections of our large customers, major catastrophic events, macroeconomic factors including the new U.S. presidential administration, international trade wars, inflation and interest rate fluctuations and other broad market and industry fluctuations.
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
We may further increase or decrease the amount of repurchases of our common stock in the future. As part of the Inflation Reduction Act of 2022 signed into law in August 2022, the United States implemented a 1% excise tax on the value of certain stock repurchases by publicly traded companies. This tax could increase the costs to us of any share repurchases, which could reduce the number of shares we repurchase. Any reduction or discontinuance by us of repurchases of our common stock pursuant to our current stock repurchase program could cause the market price of our common stock to decline. Moreover, in the event repurchases of our common stock are reduced or discontinued, our failure or inability to resume repurchasing common stock at historical levels could result in a lower market valuation of our common stock.

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
Our directors, executive officers and each of our stockholders who own greater than 10% of our outstanding common stock together with their affiliates, in the aggregate, beneficially own approximately 17.9% of the outstanding shares of our common stock, based on shares outstanding as of December 31, 2024. As a result, these stockholders, if acting together, could exercise a significant level of influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel, particularly software engineering and sales personnel. In addition, we are expanding internationally and into adjacent markets including the enterprise and AI market, which requires a significant investment of time, effort and financial resources into hiring and training our sales force to address these markets. If we do not effectively train our direct sales force, we may be unable to add new customers, increase sales to our existing customers, or successfully expand into new markets. Competition for highly skilled personnel is often intense, especially in the San Francisco Bay Area where we have a substantial presence and need for highly skilled personnel. Many of the companies with which we compete for experienced personnel have greater resources than we have to provide more attractive compensation packages and other amenities. Research and development personnel are aggressively recruited by startup and growth companies, which are especially active in many of the technical areas and geographic regions in which we conduct product development. In addition, in making employment decisions, particularly in the high-technology industry, job candidates often consider the value of the stock-based compensation they are to receive in connection with their employment. Declines in the market price of our stock could adversely affect our ability to attract, motivate or retain key employees. In addition, our future performance also depends on the continued services and continuing contributions of our senior management to execute our business plan and to identify and pursue new opportunities and product innovations. Our employment arrangements with our employees do not generally require that they continue to work for us for any specified period, and therefore, they could terminate their employment with us at any time. If we are unable to attract or retain qualified personnel, or if there are delays in hiring required personnel, our business, financial condition, results of operations and prospects may be seriously harmed.
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
Not applicable.

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
Item 2. Properties
Our corporate headquarters are located in Santa Clara, California where we lease approximately 180,000 square feet of space under a lease agreement that expires in September 2026. During the year ended December 31, 2021, we purchased land and the improvements thereon in Santa Clara, California to construct a building for office, lab and data center space. In addition, we lease office spaces for data centers, operations, sales personnel and research and development in locations throughout the U.S. and various international locations, including Ireland, Canada, India, and Australia. We also lease data centers in the U.S., Ireland and Australia. We believe that our current facilities are adequate to meet our current needs and are being utilized by our business.
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
Our common stock is listed on the NYSE under the symbol “ANET”. As of February 12, 2025, there were 44 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have never declared nor paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.
Stock Performance Graph
The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.
The following graph compares the cumulative total return of our common stock with the total return for the NYSE Composite Index and the Standard & Poor’s 500 Index (the “S&P 500”) from December 31, 2019 (the last trading day of the year) to December 31, 2024.
The graph assumes $100 was invested at the market close on December 31, 2019 in the Company’s common stock and in each of the aforementioned indices with the re-investment of dividends, if any. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
Arista Networks Inc
NYSE Composite
S&P 500
$950.00
$900.00
$850.00
$800.00
$750.00
$700.00
$650.00
$600.00
$550.00
$500.00
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
2019
2020
2021
2022
2023
2024

Securities Authorized for Issuance Under Equity Compensation Plans
Information about securities authorized for issuance under our equity compensation plans is provided in Note 6. Stockholders' Equity and Stock-Based Compensation of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.
Recent Sales of Unregistered Equity Securities
There were no sales of unregistered securities during fiscal year 2024.
Issuer Repurchases of Equity Securities
Under our equity incentive plans, certain participants may exercise options prior to vesting, subject to a right of repurchase by us. During the fourth quarter of 2024, there were no repurchases of unvested shares of our common stock made pursuant to our equity incentive plans as a result of us exercising our rights nor pursuant to any publicly-announced plan or program.
Stock Repurchase Program
From time to time, we repurchase shares of our common stock pursuant to the Repurchase Programs (as defined below) that are funded from working capital. In April 2024, we completed repurchases under our previous $1.0 billion stock repurchase program (the “Prior Repurchase Program”). In May 2024, our board of directors authorized and announced a new $1.2 billion stock repurchase program (the “New Repurchase Program” and together with the Prior Repurchase Program, the "Repurchase Programs"), which expires in May 2027. The Repurchase Programs do not obligate us to acquire any of our common stock, and may be suspended or discontinued by the company at any time without prior notice. During the year ended December 31, 2024, we repurchased a total of $279.0 million of our common stock under our New Repurchase Program and $144.6 million of our common stock under our Prior Repurchase Program. As of December 31, 2024, the remaining authorized amount for stock repurchases under the New Repurchase Program was approximately $921.0 million. Our repurchases for the three months ended December 31, 2024 are disclosed as below (in thousands, except per share amounts). For our repurchase activities made for the year ended December 31, 2024, please refer to Note 6. Stockholders' Equity and Stock-Based Compensation of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
October 1, 2024 - October 31, 2024	—	$—	—	$1,044,650
November 1, 2024 - November 30, 2024 (1)	1,306	94.80	1,306	920,854
December 1, 2024 - December 31, 2024	—	—	—	920,854
	1,306		1,306
(1) November results have been adjusted to reflect the four-for-one stock split effected in December, 2024. See Note 1,Organization and Summary of Accounting Policies, included in Part II, Item 8, of this Annual Report on Form 10-K for details.

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
Overview
     Arista Networks is an industry leader in data-driven, client to cloud networking for large AI, data center, campus and routing environments. Arista's platforms deliver availability, agility, automation, analytics and security through an advanced network operating stack. Since Arista’s inception, our founders have reimagined cloud networks for performance, scale and programmability with a focus on differentiating in three ways: uncompromising reliability built on the foundation of robust quality assurance capabilities with a suite of automated diagnostics, advanced open and standards-based technology and intelligent automation to decrease the manual workload on the operator. At the core of Arista’s platform is Arista EOS, a modernized publish-subscribe state-sharing networking operating system. Arista EOS, combined with a set of network applications and our Ethernet switching and routing platforms using best of breed merchant silicon, provides customers with a highly competitive and diversified portfolio of products with improved price/performance and time to market.
    The Company’s current portfolio of products, services and technologies are grouped into the following categories: Core (Data Center, Cloud and AI Networking), Cognitive Adjacencies (Campus and Routing), and Cognitive Network (Software and Services). The percentage of revenue derived from these product categories during the current fiscal year was approximately 65% from Core, 18% from Cognitive Adjacencies, and 17% from Networking software and services. Our customers include companies of all sizes and span a range of industries and geographies and are grouped into the following categories: Cloud and AI Titans, Enterprise and Providers. The percentage of revenue derived from these customers during the current fiscal year was approximately 48% from Cloud and AI Titans, 35% from Enterprise and 17% from Providers.
Historically, large purchases by a relatively limited number of customers have accounted for a significant portion of our revenue. We have experienced unpredictability in the timing of orders from these large customers primarily due to the time it takes these customers to evaluate, test, qualify and accept our newer products, the overall complexity of these large orders and changes in demand patterns specific to these customers, including reductions in or changes in mix of capital expenditures by these customers and the impact of cost reduction and other efficiency efforts by these customers. For example, sales to our end customer Microsoft represented 20%, 18% and 16% of our total revenue for the years ended 2024, 2023 and 2022 respectively. And sales to our end customer Meta Platforms represented 15%, 21% and 26% of our total revenue, respectively for the years ended 2024, 2023 and 2022. This variability in customer concentration has been linked to the timing of new product deployments and spending cycles with these customers, and we expect continued variability in our customer concentration and timing of sales on a quarterly and annual basis. In addition, we typically provide pricing discounts to large customers, which reduces gross margins for the period in which such sales occur.
We believe an increased focus on the deployment of AI enabled solutions by our large customers has accelerated the need for advanced technology offerings including some offerings from potential new market entrants. This prioritization and acceleration of AI related infrastructure investment has at times come in conjunction with a reduction or changes in the mix of previously planned purchases and various cost reduction measures by these customers, including optimization and increased efficiency in non-AI related capital expenditures. In addition, although the focus on deployment of AI enabled solutions has driven increased demand for networking, the long-term trajectory is unknown. As such, demand estimates for our new products are difficult to forecast and can create volatility in our revenue. In some instances, such measures have had, and may continue to have, an impact on certain current or future projects and have reduced our visibility to customer demand and may result in a reduction or uncertainty in the timing of orders from these large customers and increase the risk of charges for excess and obsolete inventory. Fiscal 2024 was marked by a year of new product introductions and expanded use cases, particularly in the AI Ethernet market, and we expect this to continue into fiscal 2025. This has resulted in increased customer trials and contracts with acceptance periods, and an increase in the volatility and magnitude of our product deferred revenue balances, which in turn may create variability in our revenue results on a quarterly and annual basis. In addition, if we are not able to satisfy the requirements under customer trials or contracts with acceptance periods, we may be required to accept product returns from our customers, which would prevent us from recognizing revenue on such transactions and may result in the write-down of inventory.

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
    The markets for cloud networking solutions are highly competitive and characterized by rapidly changing technology, changing end-customer needs, evolving industry standards, frequent introductions of new products and services, and industry consolidation. We expect competition to intensify in the future as the market for cloud networking expands and existing competitors and new market entrants introduce new products or enhance existing products. Our future success is dependent upon our ability to continue to evolve and adapt to our rapidly changing environment. We must also continue to develop market-leading products and software features that address the changing needs of our existing and new customers, and increase sales in the cloud, AI and enterprise data center ethernet switching/routing markets, and campus workspace markets. We intend to continue expanding our sales force and marketing activities in key geographies, as well as our relationships with channel, technology and system-level partners in order to reach new customers more effectively, increase sales to existing customers, and provide services and support. In addition, we intend to continue to invest in our research and development organization to enhance the functionality of our existing cloud networking platform, introduce new products and features, and build upon our technology leadership. We believe one of our greatest strengths lies in our ability to rapidly develop new features and applications.
Macroeconomic Update
    Global economic and business activities continue to face widespread macroeconomic uncertainties, including the effects of, among other things, inflation, monetary policy shifts, recession risks, potential supply chain disruptions, changes in the U.S. administration, geopolitical pressures and escalating international trade measures.
    Our business is emerging from a period of unprecedented global supply chain disruptions. Throughout this period, we made significant supply chain investments, including funding additional working capital and incremental purchase commitments in response to extended visibility to deployment plans from our customers. We have worked closely with our contract manufacturers and supply chain partners to ramp production following a period of delayed component sourcing and workforce disruptions. Increased capacity has allowed us to ship products against previously committed demand/deployment plans and accelerate some deployments where needed, while trying to balance our customers' requirements and lead times with the availability of key components and products and lead times of our key suppliers and contract manufacturers. As a result, some shipments against these previously committed demand/deployment plans have extended into 2025.
    As the global supply chain has experienced some improvements and as customer lead times have been reduced from their peak, we have seen and expect to continue to see a commensurate reduction in visibility to customer demand and a gradual return to shorter demand-planning horizons. Given the timing and prioritization of customer orders and shipment patterns, as well as the timing and outcome of customer trials and contracts with acceptance periods, near term revenue trends may not be reflective of current demand levels, and as discussed above will also benefit from demand/deployment plans that have been previously committed. We expect that our inventory and purchase commitments will remain volatile as we ramp new product introductions. The magnitude of these balances, combined with a reduction in customer demand-planning horizons and shifting customer product priorities, has resulted in increased risk that we may not be able to sell all of this inventory, which in turn has resulted in additional excess and obsolete inventory and supplier liability charges. In addition, inflation pressure in our supply chain and scarcity of some materials needed to build our products have increased our cost of revenue and have impacted, and may continue to negatively impact our gross margin. These cost pressures may be increased if escalating tariff and non-tariff international trade measures continue to proliferate in or affect our supply chain. We also may not be able to pass on the full burden of the increase in trade-related costs to our customers, which could further negatively impact our gross margin. While we have seen improvements in our supply chain and manufacturing operations, any remaining or new supply chain and manufacturing related constraints could negatively impact our business in future periods.
Management continues to actively monitor the impact of macroeconomic factors on the Company's financial condition, liquidity, operations, suppliers, industry, and workforce. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, the impact on our customers, partners, employees, contract manufacturers and supply chain, all of which continue to evolve and are unpredictable. In addition, any continued or renewed disruption in manufacturing and supply and new or enhanced tariffs imposed by the U.S. and other countries resulting from these factors could negatively impact our business. Furthermore, any prolonged economic disruptions or further deterioration in the global economy could have a negative impact on demand from our customers in future periods, particularly in the enterprise market where we are continuing to expand our penetration. Accordingly, current results and financial conditions discussed herein may not be indicative of future operating results and trends.
Results of Operations
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Revenue, Cost of Revenue and Gross Margin (in thousands, except percentages)

	Year Ended December 31,
	2024		2023		Change in
	$	% of Revenue	$	% of Revenue	$	%
Revenue
Product	$5,884,021	84.0%	$5,029,493	85.8%	$854,528	17.0%
Service	1,119,125	16.0	830,675	14.2	288,450	34.7
Total revenue	7,003,146	100.0	5,860,168	100.0	1,142,978	19.5
Cost of revenue
Product	2,299,063	32.8	2,061,167	35.2	237,896	11.5
Service	212,780	3.1	168,720	2.9	44,060	26.1
Total cost of revenue	2,511,843	35.9	2,229,887	38.1	281,956	12.6
Gross profit	$4,491,303	64.1%	$3,630,281	61.9%	$861,022	23.7%
Gross margin	64.1%		61.9%

Revenue by Geography (in thousands, except percentages)

	Year Ended December 31,
	2024	% of Total	2023	% of Total
Americas	$5,729,039	81.8%	$4,651,193	79.4%
Europe, Middle East and Africa	713,175	10.2	670,960	11.4
Asia-Pacific	560,932	8.0	538,015	9.2
Total revenue	$7,003,146	100.0%	$5,860,168	100.0%
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
Product revenue increased by $854.5 million, or 17.0%, for the year ended December 31, 2024 compared to 2023. This increase reflects healthy customer demand and higher shipments of our switching and routing platforms, with strong contributions across our customer base. In addition, service revenue increased by $288.5 million, or 34.7%, for the year ended December 31, 2024 compared to 2023, as a result of continued growth in initial and renewal support contracts as our customer installed base has continued to expand. International revenues as a percentage of our total revenues decreased from 20.6% in 2023 to 18.2% in 2024, which was primarily driven by changes in the geographic mix of sales to our large global customers.
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
Cost of revenue increased by $282.0 million, or 12.6% for the year ended December 31, 2024 compared to 2023. These increases were driven by a corresponding increase in product and service revenues, partially offset by reductions of $180.4 million in net excess/obsolete inventory and supplier liability charges for the year ended December 31, 2024 compared to 2023.
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including pricing pressure on our products and services due to competition, the mix of sales to large customers who generally receive lower pricing, the mix of products sold, manufacturing-related costs, including costs associated with supply chain sourcing activities, merchant silicon costs, and excess/obsolete inventory and supplier liability charges. For example, in order to meet customer lead times, we have, and may continue to expedite the supply of components and make incremental investments in our supply chain to increase our capacity for manufacturing products, which increases our product costs and negatively impacts our gross margin. We expect our gross margin to fluctuate over time, depending on the factors described above.
Gross margin increased from 61.9% for the year ended December 31, 2023 to 64.1% for the year ended December 31, 2024. These changes reflect an improvement in product margins of 60.9% in 2024 compared to 59.0% in 2023, driven by a reduction of $180.4 million in net excess/obsolete inventory-related charges. In addition, our gross margin benefited in 2024 from the leverage of relatively fixed manufacturing overhead costs on a higher revenue base of $7.0 billion in 2024 compared to $5.9 billion in 2023.
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

	Year Ended December 31,
	2024		2023		Change in
	$	% of Revenue	$	% of Revenue	$	%
Operating expenses:
Research and development	$996,717	14.2%	$854,918	14.6%	$141,799	16.6%
Sales and marketing	427,264	6.1	399,034	6.8	28,230	7.1
General and administrative	122,706	1.8	119,080	2.0	3,626	3.0
Total operating expenses	$1,546,687	22.1%	$1,373,032	23.4%	$173,655	12.6%
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
Research and development expenses increased by $141.8 million, or 16.6%, for the year ended December 31, 2024 compared to 2023. The increase was primarily due to a $64.9 million increase in personnel costs driven by an increase in headcount, and a $52.3 million increase in new product introduction costs, including non-recurring engineering costs and prototype expenses as we expand our product portfolio.
Sales and marketing.
Sales and marketing expenses consist primarily of personnel costs, marketing, trade shows, and other promotional activities, and an allocated portion of facility and IT costs. We expect our sales and marketing expenses to increase in absolute dollars as we continue to expand our sales and marketing efforts worldwide.

Sales and marketing expenses increased by $28.2 million, or 7.1%, for the year ended December 31, 2024 compared to 2023 primarily due to an increase in personnel costs.
General and administrative.
General and administrative expenses consist primarily of personnel costs and professional services costs for our finance, human resources, legal and certain executive functions. Our professional services costs are primarily related to external legal, accounting, and tax services.
General and administrative expenses increased by $3.6 million, or 3.0%, for the year ended December 31, 2024 compared to 2023.
Other Income, Net (in thousands, except percentages)
Other income (expense), net consists primarily of interest income from our cash, cash equivalents and marketable securities, and gains and losses on our strategic investments. We expect other income (expense), net may fluctuate in the future as a result of changes in interest rates, changes in our cash, cash equivalents and marketable securities balances, and the re-measurement of our equity investments upon the occurrence of either observable price changes or impairments.

	Year Ended December 31,
	2024		2023		Change in
	$	% of Revenue	$	% of Revenue	$	%
Other income (expense), net:
Interest income	$310,998	4.4%	$152,421	2.6%	$158,577	104.0%
Other income (expense), net	9,420	0.1	12,356	0.2	(2,936)	(23.8)
Total other income, net	$320,418	4.6%	$164,777	2.8%	$155,641	94.5%
The favorable movement in other income (expense), net, during the year ended December 31, 2024 as compared to 2023 was driven by an increase in interest income of $158.6 million due to an increase in our cash and marketable securities balances, coupled with higher investment yields.
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

	Year Ended December 31,
	2024		2023		Change in
	$	% of Revenue	$	% of Revenue	$	%
Provision for income taxes	$412,980	5.9%	$334,705	5.7%	$78,275	23.4%
Effective tax rate	12.6%		13.8%
Our provision for income taxes increased for the year ended December 31, 2024, as compared to 2023, while our effective tax rate decreased for the year ended December 31, 2024, as compared to 2023. The increase in our income taxes was largely due to an increase in pre-tax income, partly offset by a decrease in our effective tax rate due to favorable changes in state taxes and tax benefits attributable to stock-based compensation. For further information regarding income taxes and the impact on our results of operations and financial position, refer to Note 8. Income Taxes of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.
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
Research and development
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
Other Income, Net (in thousands, except percentages)

	Year Ended December 31,
	2023		2022		Change in
	$	% of Revenue	$	% of Revenue	$	%
Other income, net:
Interest income	$152,421	2.6%	$27,556	0.6%	$124,865	453.1%
Other income (expense), net	12,356	0.2	27,134	0.6	(14,778)	(54.5)
Total other income, net	$164,777	2.8%	$54,690	1.2%	$110,087	201.3%
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
Our provision for income taxes increased in 2023, as compared to 2022, and our effective tax rate decreased in 2023 as compared to 2022. The increase in our income taxes was largely due to an increase in pre-tax income, partly offset by an increase in tax benefits attributable to stock-based compensation. The decrease in our effective tax rate was primarily due to a reduction of unrecognized tax benefits on uncertain tax positions due to the expiration of the statute of limitations. For further information regarding income taxes and the impact on our results of operations and financial position, refer to Note 8. Income Taxes of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.
Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of December 31, 2024, our total balance of cash, cash equivalents and marketable securities was $8.3 billion, of which approximately $1.4 billion was held outside the U.S. in our foreign subsidiaries.
Our cash, cash equivalents and marketable securities are held for general business purposes, including the funding of working capital. Our marketable securities investment portfolio is primarily invested in highly-rated securities, with the primary objective of minimizing the potential risk of principal loss. We plan to continue to invest for long-term growth. We believe that our existing balances of cash, cash equivalents and marketable securities, together with cash generated from operations, will be sufficient to meet our working capital requirements and our growth strategies for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced product and service offerings, our costs associated with supply chain activities, including access to outsourced manufacturing, our costs related to investing in or acquiring complementary or strategic businesses and technologies, the continued market acceptance of our products, stock repurchases, and capital expenditures, including the construction of a new building in Santa Clara, California. In addition, although the global supply chain has shown improvement, we have had to invest in inventory to address forecast uncertainty and expect that our inventory and purchase commitments will remain volatile as we ramp new product introductions. In particular, we have increased our purchase commitments to respond to the rapid deployment of AI networks and reduce overall lead times which will increase our working capital requirements. If we require or elect to seek additional capital through debt or equity financing in the future, we may not be able to raise capital on terms acceptable to us or at all. If we are required and unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.
Cash Flows

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cash provided by operating activities	$3,708,235	$2,034,014	$492,813
Cash provided by (used in) investing activities	(2,457,354)	(687,454)	216,327
Cash (used in) financing activities	(421,810)	(83,749)	(654,601)
Effect of exchange rate changes	(4,767)	675	(3,611)
Net increase in cash, cash equivalents and restricted cash	$824,304	$1,263,486	$50,928
Cash Flows from Operating Activities
Our operating activities consist of net income, adjusted for certain non-cash items, and changes in operating assets and liabilities.
During the year ended December 31, 2024, cash provided by operating activities was $3.7 billion, primarily from net income of $2.9 billion along with a net decrease in working capital requirements of $985.2 million, offset by net non-cash adjustments to net income of $129.0 million. Cash inflows consisted of an increase in deferred revenue of $1.3 billion resulting from increased customer PCS contracts and an increase in product deferred revenue related to customer contracts with acceptance terms, and a $110.6 million decrease in inventory resulting from strong product shipments. These cash inflows were partially offset by a $234.2 million increase in other assets driven by increased deferred cost of sales associated with higher product revenue deferrals, an increase in accounts receivable of $106.1 million due to increased product and service billings and a $66.5 million increase in income tax payments due to timing. Net non-cash adjustments primarily consisted of an increase in deferred income taxes of $492.9 million primarily resulting from increased deferred tax assets associated with the increase in deferred revenue and capitalization of research and development costs under IRC Section 174, which were largely offset by $355.4 million of stock-based compensation expenses.

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
Cash Flows from Investing Activities
Our investing activities primarily consist of our marketable securities investments, business combinations, and capital expenditures.
During the year ended December 31, 2024, cash used in investing activities was $2.5 billion, consisting of purchases of available-for-sale securities of $4.5 billion, partially offset by proceeds of $2.1 billion from maturities and sales of marketable securities.
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
During the year ended December 31, 2024, cash used in financing activities was $421.8 million, consisting of payments for repurchases of our common stock from the open market of $423.6 million and employee taxes withheld and paid of $58.4 million upon vesting of restricted stock units, partially offset by proceeds from the issuance of common stock under employee equity incentive plans of $60.2 million.
During the year ended December 31, 2023, cash used in financing activities was $83.7 million, consisting primarily of common stock repurchases of $112.3 million and taxes paid of $33.6 million upon vesting of restricted stock units, offset partially by proceeds from the issuance of common stock under employee equity incentive plans of $62.1 million.
Stock Repurchase Programs
From time to time, we repurchase shares of our common stock pursuant to the Repurchase Programs that are funded from working capital. In April 2024, we completed repurchases under our previous $1.0 billion stock repurchase program (“Prior Repurchase Program”). In May 2024, our board of directors authorized a new $1.2 billion stock repurchase program (“New Repurchase Program” and together with the Prior Repurchase Program, the "Repurchase Programs"), which expires in May 2027. The Repurchase Programs do not obligate us to acquire any of our common stock, and may be suspended or discontinued by the company at any time without prior notice. During the year ended December 31, 2024, we repurchased a total of $279.0 million of our common stock under our New Repurchase Program and $144.6 million of our common stock under our Prior Repurchase Program. As of December 31, 2024, the remaining authorized amount for stock repurchases under the New Repurchase Program was approximately $921.0 million. Refer to Note 6. Stockholders' Equity and Stock-Based Compensation of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K for further discussion.

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
Our material cash requirements include the following contractual and other obligations:
Purchase Obligations
Purchase obligations not recorded on our balance sheet represent an estimate of all non-cancellable open purchase orders and contractual obligations, made either directly by Arista or by our contract manufacturers on our behalf, in the ordinary course of business for which we have not received the goods or services. As of December 31, 2024, we had $3.1 billion of such purchase obligations, of which $2.8 billion are expected to be received within 12 months, and $0.3 billion are expected to be received after one year. These open purchase orders are considered enforceable and legally binding, and while we may have some limited ability to reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services, this can only occur with the agreement of the related supplier.
Leases
We have operating lease arrangements for office space, data center, equipment and other corporate assets. As of December 31, 2024, we had lease payment obligations, net of immaterial sublease income, of $65.3 million, with $24.7 million payable within 12 months.
Property project
During the year ended December 31, 2021, we purchased land and the improvements thereon in Santa Clara, California to construct a building for office, lab and data center space. The estimated capital expenditures related to this project is expected to be approximately $235.0 million to $260.0 million for the next two years, with construction expected to be completed by the end of fiscal 2026.
Accrued Income Taxes
As of December 31, 2024, we have recorded long-term tax liabilities of $110.0 million related to uncertain tax positions; however, we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.
In connection with the TCJA, effective from January 1st, 2022, the TCJA eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to Internal Revenue Code (“IRC”) Section 174. As of December 31, 2024, the incremental cash tax impact resulting from the regulation was approximately $210.2 million for the year, of which substantially all the liability has been paid. It is anticipated that IRC Section 174 will result in cash tax outlays exceeding our income tax expense over the next three years unless the current legislation is changed. There is no material change to our effective tax rate as a result of this regulation.
Off-balance Sheet Arrangements
As of December 31, 2024, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
If we do not have an observable SSP, such as when we do not sell a product or service separately, then SSP is estimated using judgment and considering all reasonably available information, such as gross margin objectives, market conditions and information about the size and/or purchase volume of the customer. We generally use a range of amounts to estimate SSP for individual products and services based on multiple factors including, but not limited to, product category, actual and expected volume, discounting policies, and customer vertical and size.
We limit the amount of revenue recognition for contracts containing forms of variable consideration, such as future performance obligations, customer-specific returns, and acceptance or refund obligations. We defer revenue recognition on customer contracts for new products or use cases, which contain customer-specified requirements that must be met prior to acceptance. We include some or all of an estimate of the related at-risk consideration in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recorded under each contract will not occur when the uncertainties surrounding the variable consideration are resolved.
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
Inventory Valuation and Contract Manufacturer/Supplier Liabilities
Inventories primarily consist of finished goods, including evaluation inventory held at customers or partners, and strategic components, primarily integrated circuits. Inventories are stated at the lower of cost (computed using the first-in, first-out method) and net realizable value. Evaluation inventory consists of new products and/or use cases at customer or partner sites for trial purposes. Title to the inventory remains with Arista during the trial period and invoicing occurs only upon completion of the trial period and when/if the products have been accepted by the customer. Manufacturing overhead costs and inbound shipping costs are included in the cost of inventory. We record a provision when inventory is determined to be in excess of anticipated demand, or obsolete, to adjust inventory to its estimated realizable value.
Our contract manufacturers procure components and assemble products on our behalf and we procure strategic components from suppliers based on our forecasts. We record a liability and a corresponding charge for non-cancellable, non-returnable purchase commitments with our contract manufacturers and suppliers for quantities in excess of our demand forecasts or that are considered obsolete due to manufacturing and engineering change orders resulting from design changes.
We use significant judgment in establishing our forecasts of future demand and obsolete material exposures. These estimates depend on our assessment of current and expected orders from our customers, product development plans and current sales levels. In addition, industry-wide supply chain shortages in prior years have resulted in extended lead times for some components, and consequently we were required to extend the time horizon of our demand forecasts. We have experienced some improvements in the supply chain throughout the year, and as customer lead times reduce more broadly, we have seen and expect to continue to see a commensurate reduction in visibility to customer demand and a gradual return to shorter demand-planning horizons. In addition, we expect that our inventory and purchase commitments will remain volatile as we ramp new product introductions. There is however no guarantee that all suppliers will meet their commitments in the time frame committed or that actual customer demand will directly match our demand forecasts. If actual market demand conditions or supplier execution on commitments are less favorable than those projected by management, which may be caused by factors within and/or outside of our control, we may be required to increase our inventory write-downs and liabilities to our contract manufacturers and suppliers, which could have an adverse impact on our gross margins and profitability. We regularly evaluate our exposure for inventory write-downs and adequacy of our contract manufacturer and supplier liabilities.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates, interest rates, and strategic equity investments. Global economic and business activities continue to face widespread macroeconomic uncertainties, including the effects of, among other things, inflation, monetary policy shifts, recession risks, potential supply chain disruptions, geopolitical pressures, and escalating international trade measures, which may increase our foreign currency exchange risk and interest rate risk. For further discussion of the potential impacts on our business, operating results, and financial condition, see Risk Factors included in Part I, Item 1A of this Form 10-K.
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
Interest Rate Sensitivity
As of December 31, 2024, and 2023, we had cash, cash equivalents and available-for-sale marketable securities totaling $8.3 billion and $5.0 billion, respectively. Cash equivalents and marketable securities were invested primarily in money market funds, corporate bonds, U.S. agency mortgage-backed securities, U.S. treasury securities and commercial paper. Our primary investment objectives are to preserve capital and maintain liquidity requirements. In addition, our policy limits the amount of credit exposure to any single issuer. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the U.S. A decline in interest rates would reduce our interest income on our cash, cash equivalents and marketable securities. Conversely, an increase in interest rates could have a material impact to the fair market value of our investments in fixed income securities. We would incur unrealized losses on fixed income securities if there is an increase in interest rates compared to interest rates at the time of purchase. A hypothetical 100 basis point increase in market interest rates would have resulted in a decrease approximately $70.0 million and $39.0 million in the market value of our available-for-sale debt securities and cash equivalents as of December 31, 2024 and 2023. In the unlikely event we are forced to sell our marketable securities prior to maturity, we may incur realized losses in such investments. However, because of the conservative and short-term nature of the investments in our portfolio, a change in interest rates is not expected to have a material impact on our consolidated financial statements.
Strategic Equity Investments
Our non-marketable equity investments in privately-held companies are recorded in “other assets” in our consolidated balance sheets. As of December 31, 2024 and 2023, the total carrying amount of our investments in privately-held companies was $81.3 million and $62.3 million, respectively. See Note 2. Fair Value Measurements of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K for details.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Arista Networks, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Arista Networks, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2025 expressed an unqualified opinion thereon.
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

Inventory Valuation and Contract Manufacturer/Supplier Liabilities
Description of the Matter	As discussed in Note 1 of the consolidated financial statements, the Company’s inventories are stated at the lower of cost (computed using the first-in, first-out method) and net realizable value. The Company’s inventory balance totaled $1.8 billion on December 31, 2024. The Company records a provision when inventory is determined to be in excess of anticipated demand, or obsolete, to adjust inventory to its estimated realizable value. The Company records a contract manufacturer/supplier liability and a corresponding charge for non-cancellable, non-returnable purchase commitments with contract manufacturers or suppliers for quantities in excess of the Company’s demand forecasts, or that are considered obsolete.

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
February 18, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Arista Networks, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Arista Networks, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Arista Networks, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 18, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Mateo, California
February 18, 2025

ARISTA NETWORKS, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Product	$5,884,021	$5,029,493	$3,716,079
Service	1,119,125	830,675	665,231
Total revenue	7,003,146	5,860,168	4,381,310
Cost of revenue:
Product	2,299,063	2,061,167	1,573,629
Service	212,780	168,720	131,985
Total cost of revenue	2,511,843	2,229,887	1,705,614
Gross profit	4,491,303	3,630,281	2,675,696
Operating expenses:
Research and development	996,717	854,918	728,394
Sales and marketing	427,264	399,034	326,955
General and administrative	122,706	119,080	93,241
Total operating expenses	1,546,687	1,373,032	1,148,590
Income from operations	2,944,616	2,257,249	1,527,106
Other income, net	320,418	164,777	54,690
Income before income taxes	3,265,034	2,422,026	1,581,796
Provision for income taxes	412,980	334,705	229,350
Net income	$2,852,054	$2,087,321	$1,352,446
Earnings per share (1):
Basic	$2.27	$1.69	$1.10
Diluted	$2.23	$1.65	$1.07
Weighted-average common shares outstanding (1):
Basic	1,256,303	1,237,417	1,225,891
Diluted	1,281,077	1,268,538	1,265,835
(1) Prior period results have been adjusted to reflect the four-for-one stock split effected in December 2024. See Note 1, Organization and Summary of Accounting Policies, for details.
The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Consolidated Balance Sheets
(In thousands, except par value)

	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,762,357	$1,938,606
Marketable securities	5,541,116	3,069,362
Accounts receivable, net	1,140,478	1,034,398
Inventories	1,834,572	1,945,180
Prepaid expenses and other current assets	632,292	412,518
Total current assets	11,910,815	8,400,064
Property and equipment, net	98,845	101,580
Goodwill and acquisition-related intangible assets, net	330,540	357,299
Deferred tax assets	1,440,418	945,792
Other assets	263,303	151,900
TOTAL ASSETS	$14,043,921	$9,956,635
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$381,083	$435,059
Accrued liabilities	435,277	407,302
Deferred revenue	1,727,280	915,204
Other current liabilities	188,582	161,870
Total current liabilities	2,732,222	1,919,435
Deferred revenue, non-current	1,064,135	591,000
Other long-term liabilities	252,757	227,141
TOTAL LIABILITIES	4,049,114	2,737,576
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100,000 shares authorized and no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.0001 par value—4,000,000 shares authorized as of December 31, 2024 and 2023; 1,261,334 and 1,248,982 shares issued and outstanding as of December 31, 2024 and 2023 (1)	126	125
Additional paid-in capital (1)	2,465,409	2,108,237
Retained earnings	7,542,460	5,114,025
Accumulated other comprehensive income (loss)	(13,188)	(3,328)
TOTAL STOCKHOLDERS’ EQUITY	9,994,807	7,219,059
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,043,921	$9,956,635
(1) Prior period results have been adjusted to reflect the four-for-one stock split effected in December 2024. See Note 1, Organization and Summary of Accounting Policies, for details.
The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$2,852,054	$2,087,321	$1,352,446
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4,156)	825	(3,215)
Available-for-sale investments:
Changes in net unrealized gains (losses) on available-for-sale securities	(5,657)	25,939	(23,025)
Less: reclassification adjustment for net (gains) losses included in net income	(47)	3,816	632
Other comprehensive income (loss)	(9,860)	30,580	(25,608)
Comprehensive income	$2,842,194	$2,117,901	$1,326,838

The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-	Retained	Accumulated Other	Total Stockholders’
	Shares (1)	Amount (1)	In Capital (1)	Earnings	Comprehensive Income (Loss)	Equity
Balance—December 31, 2021	1,230,725	$123	$1,529,954	$2,456,823	$(8,300)	$3,978,600
Net income	—	—	—	1,352,446	—	1,352,446
Other comprehensive loss, net of tax	—	—	—	—	(25,608)	(25,608)
Stock-based compensation	—	—	230,934	—	—	230,934
Issuance of common stock in connection with employee equity incentive plans	23,633	1	48,410	—	—	48,411
Repurchase of common stock	(25,844)	(1)	—	(670,286)	—	(670,287)
Tax withholding paid for net share settlement of equity awards	(1,084)	—	(32,725)	—	—	(32,725)
Common stock issued for business combinations	132	—	4,049	—	—	4,049
Balance—December 31, 2022	1,227,562	123	1,780,622	3,138,983	(33,908)	4,885,820
Net income	—	—	—	2,087,321	—	2,087,321
Other comprehensive income, net of tax	—	—	—	—	30,580	30,580
Stock-based compensation	—	—	296,756	—	—	296,756
Issuance of common stock in connection with employee equity incentive plans	25,920	2	62,091	—	—	62,093
Repurchase of common stock	(3,816)	—	—	(112,279)	—	(112,279)
Tax withholding paid for net share settlement of equity awards	(812)	—	(33,563)	—	—	(33,563)
Common stock issued for business acquisition	128	—	2,331	—	—	2,331
Balance—December 31, 2023	1,248,982	125	2,108,237	5,114,025	(3,328)	7,219,059
Net income	—	—	—	2,852,054	—	2,852,054
Other comprehensive loss, net of tax	—	—	—	—	(9,860)	(9,860)
Stock-based compensation	—	—	355,364	—	—	355,364
Issuance of common stock in connection with employee equity incentive plans	18,613	2	60,179	—	—	60,181
Repurchase of common stock	(5,492)	(1)	1	(423,619)	—	(423,619)
Tax withholding paid for net share settlement of equity awards	(769)	—	(58,372)	—	—	(58,372)
Balance—December 31, 2024	1,261,334	$126	$2,465,409	$7,542,460	$(13,188)	$9,994,807
_________________________________________
(1) Prior period results have been adjusted to reflect the four-for-one stock split effected in December 2024. See Note 1, Organization and Summary of Accounting Policies, for details.
The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,852,054	$2,087,321	$1,352,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,038	70,630	62,700
Stock-based compensation	355,364	296,756	230,934
Deferred income taxes	(492,874)	(370,796)	(244,382)
Amortization (accretion) of investment premiums (discount)	(60,468)	(33,518)	12,767
Other	6,939	(463)	(8,831)
Changes in operating assets and liabilities:
Accounts receivable, net	(106,080)	(105,927)	(401,950)
Inventories	110,608	(655,474)	(638,948)
Other assets	(234,242)	(66,401)	(117,465)
Accounts payable	(51,635)	198,612	31,436
Other liabilities	47,823	128,148	71,123
Deferred revenue	1,285,211	464,958	98,957
Income taxes, net	(66,503)	20,168	44,026
Net cash provided by operating activities	3,708,235	2,034,014	492,813
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	2,058,588	1,887,939	1,643,824
Proceeds from sale of marketable securities	48,845	67,284	193,782
Purchases of marketable securities	(4,526,127)	(2,606,878)	(1,418,857)
Purchases of property, equipment and intangible assets	(32,032)	(34,434)	(44,644)
Cash paid for business combination, net of cash acquired	—	1,799	(145,087)
Other Investing activities	(6,628)	(3,164)	(12,691)
Net cash provided by (used in) investing activities	(2,457,354)	(687,454)	216,327
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity plans	60,181	62,093	48,411
Tax withholding paid on behalf of employees for net share settlement	(58,372)	(33,563)	(32,725)
Repurchase of common stock	(423,619)	(112,279)	(670,287)
Net cash used in financing activities	(421,810)	(83,749)	(654,601)
Effect of exchange rate changes	(4,767)	675	(3,611)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	824,304	1,263,486	50,928
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —Beginning of period	1,939,464	675,978	625,050
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$2,763,768	$1,939,464	$675,978
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$970,639	$686,155	$427,846

ARISTA NETWORKS, INC.
Notes to Consolidated Financial Statements
1.    Organization and Summary of Significant Accounting Policies
Organization
Arista Networks, Inc. (together with our subsidiaries, “we,” “our,” "Arista," "Company" or “us”) is an industry leader in data-driven, client-to-cloud networking for large AI, data center, campus and routing environments. Our cloud networking solutions consist of our EOS, a set of network applications and our Ethernet switching and routing platforms. We are incorporated in the state of Delaware. Our corporate headquarters are located in Santa Clara, California, and we have wholly-owned subsidiaries throughout the world, including North America, Europe, Asia and Australia.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Arista Networks, Inc. and its wholly-owned subsidiaries and are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). All significant intercompany accounts and transactions have been eliminated.
On November 7, 2024, the Company announced a four-for-one forward stock split ("Stock Split") of the Company’s common stock that was effected through the filing of an amendment to the Company's Amended and Restated Certificate of Incorporation ("Amendment") on December 3, 2024. The Stock Split proportionately increased the authorized shares of common stock, and all share and per share amounts presented herein have been retroactively adjusted to reflect the impact of the Stock Split.
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
Concentrations of Business and Credit Risk
We work closely with third-party contract manufacturers to manufacture our products. As of December 31, 2024, we had four primary contract manufacturing partners, who provided the vast majority of our electronic manufacturing services. Our contract manufacturing partners deliver our products to our third-party direct fulfillment facilities. We and our fulfillment partners then perform labeling, final configuration, quality assurance testing and shipment to our customers. Our products rely on key components, including certain integrated circuit components and power supplies, some of which our contract manufacturing partners purchase on our behalf from a limited number of suppliers, including certain sole-source providers. We generally do not have guaranteed supply contracts with our component suppliers, and our manufacturing partners could delay shipments or cease manufacturing such products or selling them to us at any time. If we are unable to obtain a sufficient quantity of these components on commercially reasonable terms or in a timely manner, or if we are unable to obtain alternative sources for these components, sales of our products could be delayed or halted entirely, or we may be required to redesign our products. Quality or performance failures of our products or changes in our contractors’ or vendors’ financial or business condition could disrupt our ability to supply quality products to our customers. Any of these events could result in lost sales and damage to our end-customer relationships, which would adversely impact our business, financial condition and results of operations.
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
We market and sell our products through both our direct sales force and our channel partners, including distributors, value-added resellers, system integrators and OEM partners, and in conjunction with various technology partners. Significant customers are those that represent more than 10% of our total net revenue during the period or net accounts receivable balance at each respective balance sheet date. As of December 31, 2024, we had two resellers who represented 26% and 24% of total accounts receivable. As of December 31, 2023, we had two resellers who represented 28% and 11% of total accounts receivable.  There were two end customers who represented more than 10% of our total revenue for the years ended 2024, 2023 and 2022. Sales to one end customer represented 15%, 21% and 26% of our total revenue, and sales to the other end customer represented 20%, 18% and 16% of our total revenue for the years ended 2024, 2023 and 2022, respectively.
Cash and Cash Equivalents
We consider all highly liquid investments with original or remaining maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with various financial institutions and highly liquid investments in money market funds. Interest is accrued as earned.
Marketable Securities
We classify all highly liquid investments in debt securities with maturities of greater than three months at the date of purchase as marketable securities. We have classified and accounted for our marketable debt securities as available-for-sale. We determine the appropriate classification of these investments at the time of purchase and reevaluate such designation at each balance sheet date. After consideration of our risk versus reward objectives, as well as our liquidity requirements, we may hold or sell these securities prior to their stated maturities. As we view these securities as available to support current operations, we classify securities with maturities beyond 12 months as current assets under the caption marketable securities in the accompanying consolidated balance sheets. We carry these securities at fair value. For marketable debt securities, we report the unrealized gains and losses, net of taxes, as a component of stockholders’ equity. We determine any realized gains or losses on the sale of marketable securities using the specific identification method, and record such gains and losses in other income, net in the accompanying consolidated statements of income.
For our debt securities in an unrealized loss position, we determine whether a credit loss exists by considering, among other factors, current market conditions, credit quality of debt issuers, any changes to the rating of the security by a rating agency, and the extent to which fair value is less than cost. We would recognize an allowance for credit losses, up to the amount of the unrealized loss when appropriate, and write down the amortized cost basis of the investment if it is more likely than not we will be required to sell or we intend to sell the investment before recovery of its amortized cost basis.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. We estimate our allowance for doubtful accounts based upon the collectability of the receivables in light of historical trends, reasonable and supportable information of our customers' economic conditions that may affect our customers’ ability to pay, and prevailing economic conditions. This evaluation is done in order to identify issues that may impact the collectability of receivables and related estimated required allowance. Revisions to the allowance are recorded as an adjustment to bad debt expense. After appropriate collection efforts are exhausted, specific accounts receivable deemed to be uncollectible are charged against the allowance in the period they are deemed uncollectible. Recoveries of accounts receivable previously written-off are recorded as credits to bad debt expense.

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
Transaction re-measurement - Assets and liabilities denominated in a currency other than a subsidiary’s functional currency are re-measured into the subsidiary's functional currency using exchange rates in effect at the end of the reporting period, with gains and losses recorded in other income, net in the consolidated statements of income. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our consolidated financial statements.
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
Inventory Valuation and Contract Manufacturer/Supplier Liabilities
Inventories primarily consist of finished goods, including evaluation inventory held at customers or partners, and strategic components, primarily integrated circuits. Inventories are stated at the lower of cost (computed using the first-in, first-out method) and net realizable value. Evaluation inventory consists of new products and/or use cases at customer or partner sites for trial purposes. Title to the inventory remains with Arista during the trial period and invoicing occurs only upon completion of the trial period and when/if the products have been accepted by the customer. Manufacturing overhead costs and inbound shipping costs are included in the cost of inventory. We record a provision when inventory is determined to be in excess of anticipated demand, or obsolete, to adjust inventory to its estimated realizable value. For the years ended December 31, 2024, 2023 and 2022, we recorded charges of $267.2 million, $234.4 million and $71.4 million, respectively, within cost of product revenue for inventory write-downs.
Our contract manufacturers procure components and assemble products on our behalf and we procure strategic components from suppliers based on our forecasts. We record a liability and a corresponding charge for non-cancellable, non-returnable purchase commitments with our contract manufacturers and suppliers for quantities in excess of our demand forecasts or that are considered obsolete due to manufacturing and engineering change orders resulting from design changes. For the years ended December 31, 2023 and 2022, we recorded charges of $113.0 million and $43.7 million, respectively, within cost of product revenue for such liabilities with our contract manufacturers and suppliers. For the year ended

December 31, 2024, we recorded a credit of $74.3 million within cost of product revenue related to such liabilities, which was driven by a reduction in the liability due to the receipt of excess components that were previously reserved. We subsequently assessed the realizable value of such components upon inventory receipt.
We use significant judgment in establishing our forecasts of future demand and obsolete material exposures. These estimates depend on our assessment of current and expected orders from our customers, product development plans and current sales levels. In addition, when industry-wide supply chain shortages resulted in extended lead times for components, we were required to extend the time horizon of our demand forecasts and increase our purchase commitments for long lead time components. As customer lead times reduce more broadly, we have seen and expect to continue to see a commensurate reduction in visibility to customer demand and a gradual return to shorter demand-planning horizons. Although the global supply chain has shown improvement, we have had to invest in inventory to address forecast uncertainty and we expect that our inventory and purchase commitments will remain volatile as we ramp new product introductions. There is, however, no guarantee that all suppliers will meet their commitments in the time frame committed or that actual customer demand will directly match our demand forecasts. If actual market conditions are less favorable than those projected by management, which may be caused by factors within and/or outside of our control, we may be required to increase our inventory write-downs and liabilities to our contract manufacturers and suppliers, which could have an adverse impact on our gross margins and profitability. We regularly evaluate our exposure for inventory write-downs and adequacy of our contract manufacturer and supplier liabilities.
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
Leases
We lease office space, data centers, and equipment under non-cancellable operating leases with various expiration dates through 2031. We determine if an arrangement contains a lease at inception. Operating leases are recorded as right-of-use (“ROU”) assets and lease liabilities, and are included in other assets and other current and non-current liabilities in our consolidated balance sheets. We do not have any finance leases in any of the periods presented.
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
Equity Investments in Privately-Held Companies
Our equity investments in privately-held companies without readily determinable fair values are measured using the measurement alternative, defined by ASC 321 - Investments-Equity Securities as cost, less impairments, and remeasured based on observable price changes from orderly transactions of identical or similar securities of the same issuer. Any adjustments resulting from impairments and/or observable price changes are recorded within other income, net, in our consolidated statements of income. This election is reassessed each reporting period to determine whether investments in privately-held companies have a readily determinable fair value, in which case they would no longer be eligible for this election. The Company did not hold investments in privately-held companies whose fair value was readily determinable as of December 31, 2024 and 2023.
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
If we do not have an observable SSP, such as when we do not sell a product or service separately, then SSP is estimated using judgment and considering all reasonably available information such as gross margin, market conditions and information about the size and/or purchase volume of the customer. We generally use a range of amounts to estimate SSP for individual products and services based on multiple factors including, but not limited to product category, actual and expected volume, discounting policies, and customer vertical and size.
We limit the amount of revenue recognition for contracts containing forms of variable consideration, such as future performance obligations, customer-specific returns, and acceptance or refund obligations. We defer revenue recognition on customer contracts for new products or use cases, which contain customer-specified requirements that must be met prior to acceptance. We include some or all of an estimate of the related at-risk consideration in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recorded under each contract will not occur when the uncertainties surrounding the variable consideration are resolved.
Most of our contracts with customers have standard payment terms of 30 to 90 days. We have determined our contracts generally do not include a significant financing component because the Company and the customer have specific business reasons other than financing for entering into such contracts. Specifically, both we and our customers seek to ensure the customer has a simplified way of purchasing Arista products and services.
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
We account for customer sales rebates as a reduction to revenue and accrue for such rebates based on the amount that is earned and expected to be claimed by customers.
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
Segment Reporting
We develop, market and sell cloud networking solutions, which primarily consist of our switching and routing platforms and related network applications, and there are no segment managers who are held accountable for operations or operating results below the Company level. Our chief operating decision maker is our President, Chief Executive Officer and Chairperson of the Board, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, we have determined that we operate as one reportable segment.
Stock-Based Compensation
Stock-based compensation cost for equity awards is measured at the grant-date fair value using appropriate valuation techniques and recognized as expense over the requisite service or performance period. We account for forfeitures when they occur.
Stock-based compensation costs for stock options and restricted stock units ("RSUs") are recognized on a straight-line basis over the requisite service period, which is generally two to five years. The Company has granted RSUs that vest upon the satisfaction of both service-based and performance-based conditions ("PRSUs"). The service-based condition for these awards is generally satisfied over one to four years. The performance-based conditions are satisfied upon achieving specified performance targets, such as financial or operating metrics. We record stock-based compensation expense for performance-based equity awards on an accelerated attribution method over the requisite service period, and only if performance-based conditions are considered probable to be satisfied.
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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280)-Improvements to Reportable Segment Disclosures. The ASU requires that an entity disclose significant segment expenses impacting profit and loss that are regularly provided to the chief operating decision maker. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2023. Early adoption is permitted. We have adopted ASU 2023-07 for the year ended December 31, 2024. The adoption of this new standard did not have a material impact on our consolidated financial statements. For more information regarding the adoption, see Note 9, Segment and Geographical Information for the inclusion of the new required disclosures.
Recent Accounting Pronouncements Not Yet Effective
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)-Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. we have not early adopted ASU 2023-09 for December 31, 2024. We are currently evaluating the impact of future adoption on our financial disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted. We are currently evaluating the provisions of this ASU.
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

	December 31, 2024				December 31, 2023
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Financial Assets:
Cash Equivalents:
Money market funds	$1,707,513	$—	$—	$1,707,513	$1,015,705	$—	$—	$1,015,705
Commercial paper	—	—	—	—	—	1,999	—	1,999
Agency securities	—	3,000	—	3,000	—	—	—	—
U.S. government notes	31,366	—	—	31,366	—	—	—	—
	1,738,879	3,000	—	1,741,879	1,015,705	1,999	—	1,017,704
Marketable Securities:
Commercial paper	—	48,815	—	48,815	—	—	—	—
Certificates of deposits (1)	—	—	—	—	—	5,000	—	5,000
U.S. government notes	1,921,490	—	—	1,921,490	1,044,859	—	—	1,044,859
Corporate bonds	—	2,593,547	—	2,593,547	—	1,362,124	—	1,362,124
Agency securities	—	977,264	—	977,264	—	657,379	—	657,379
	1,921,490	3,619,626	—	5,541,116	1,044,859	2,024,503	—	3,069,362
Other Assets:
Money market funds - restricted cash	1,411	—	—	1,411	858	—	—	858
Total Financial Assets	$3,661,780	$3,622,626	$—	$7,284,406	$2,061,422	$2,026,502	$—	$4,087,924
______________________________________
(1) As of December 31, 2023, all of our certificates of deposits were domestic deposits.
During the year ended on December 31, 2024, the Company did not make any transfers between the levels of the fair value hierarchy.

    The following table summarizes the amortized cost, unrealized gains and losses, and fair value of our debt securities measured at fair value on a recurring basis (in thousands):

	December 31, 2024				December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$48,815	$—	$—	$48,815	$1,999	$—	$—	$1,999
U.S. government	1,954,733	2,739	(4,616)	1,952,856	1,043,445	2,874	(1,460)	1,044,859
Corporate bonds	2,595,682	4,356	(6,491)	2,593,547	1,361,132	2,810	(1,818)	1,362,124
Agency securities	981,041	1,641	(2,418)	980,264	657,118	1,143	(882)	657,379
Total	$5,580,271	$8,736	$(13,525)	$5,575,482	$3,063,694	$6,827	$(4,160)	$3,066,361
For debt securities in unrealized loss positions, it is not likely that we will be required to sell such securities before recovery of their amortized cost basis nor do we have the intent to sell such securities before maturity; we invest in debt securities that have maximum maturities of three years and are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these marketable securities, the more susceptible they are to changes in market interest rates and bond yields. Given the short-term and conservative nature of our portfolio, the unrealized losses are not subject to credit risk; therefore, we did not recognize any credit losses or non-credit-related impairments related to our available-for-sale marketable debt securities for the years ended December 31, 2024, December 31, 2023 and December 31, 2022. All unrealized losses were recognized in other comprehensive income (loss). Realized losses were immaterial for the years ended December 31, 2024, December 31, 2023 and December 31, 2022.
    The following table is an analysis of our debt securities in unrealized loss positions (in thousands):

	December 31, 2024
	Unrealized Losses within 12 months		Unrealized Losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government notes	$771,014	$(4,598)	$61,043	$(18)	$832,057	$(4,616)
Corporate bonds	1,027,448	(6,463)	62,047	(28)	1,089,495	(6,491)
Agency securities	500,464	(2,418)	9,500	—	509,964	(2,418)
Total	$2,298,926	$(13,479)	$132,590	$(46)	$2,431,516	$(13,525)
As of December 31, 2024, we had no marketable debt securities with contractual maturities that exceed 36 months. The fair values of marketable debt securities, by remaining contractual maturities, are as follows (in thousands):

December 31, 2024
Due in 1 year or less	$2,749,020
Due in 1 year through 3 years	2,792,096
Total marketable securities	$5,541,116
The weighted-average remaining duration of our marketable debt securities is approximately 1.1 years as of December 31, 2024.
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
    We did not record any realized gains for our non-marketable equity securities during the three years ended December 31, 2024, 2023 and 2022. We recorded immaterial amounts of unrealized gains, unrealized and realized losses during the three years ended December 31, 2024, 2023 and 2022. The unrealized gains were recorded on investments that were re-measured to fair value as of the date observable transactions occurred. We evaluate our non-marketable equity securities for impairment at each reporting period via a qualitative assessment with various potential impairment indicators, including, but not limited to, an assessment of a significant adverse change in the economic environment, significant adverse changes in the general market condition of the geographies and industries in which our investees operate, and other publicly-available information that may affect the value of the non-marketable equity securities.
    The following table summarizes the activity related to our non-marketable equity securities as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024	December 31, 2023
Cost of investments	$38,284	$31,656
Cumulative impairment and downward adjustments	—	—
Cumulative upward adjustments	43,032	30,632
Carrying amount of investments (included in other assets)	$81,316	$62,288

3.    Financial Statements Details
Inventories
Inventories consist of the following (in thousands):

	December 31,
	2024	2023
Raw materials	$565,379	$930,777
Finished goods(1)	1,269,193	1,014,403
Total inventories	$1,834,572	$1,945,180
(1) The balance as of December 31, 2024 includes evaluation inventory held at customers or partners of $422.1 million. Evaluation inventory as of December 31, 2023 was not material.

Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2024	2023
Land	$47,189	$44,645
Equipment and machinery	160,673	144,850
Computer hardware and software	63,941	57,761
Furniture and fixtures	3,526	3,576
Leasehold improvements	34,712	34,584
Construction-in-process	8,209	4,242
Property and equipment, gross	318,250	289,658
Less: accumulated depreciation	(219,405)	(188,078)
Property and equipment, net	$98,845	$101,580
Depreciation expense was $34.0 million, $31.7 million and $25.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Accrued compensation-related costs	$147,847	$134,225
Supplier liability	63,786	167,878
Accrued manufacturing costs	110,169	61,491
Other	113,475	43,708
Total accrued liabilities	$435,277	$407,302

Contract Liabilities, Deferred Revenue and Other Performance Obligations
Contract Liabilities
A contract liability is recognized when we have received customer payments in advance of our satisfaction of a performance obligation under a cancellable contract. The following table summarizes the activity related to our contract liabilities (in thousands):

	Year Ended December 31,
	2024	2023
Contract liabilities, beginning balance	$133,239	$103,448
Less: Revenue recognized from beginning balance	(58,300)	(43,286)
Less: Beginning balance reclassified to deferred revenue	(3,772)	(3,185)
Add: Contract liabilities recognized	89,623	76,262
Contract liabilities, ending balance	$160,790	$133,239
As of December 31, 2024 and 2023, $65.7 million and $59.2 million, respectively, of our contract liabilities were recorded within other current liabilities with the remaining balance recorded within other long-term liabilities in the accompanying consolidated balance sheets.
Deferred Revenue
Deferred revenue is comprised mainly of unearned service revenue related to annual and multi-year PCS contracts, and product deferrals related to contracts with acceptance clauses. The following table summarizes the activity related to our deferred revenue (in thousands):

	Year Ended December 31,
	2024	2023
Deferred revenue, beginning balance	$1,506,204	$1,041,246
Less: Revenue recognized from beginning balance	(860,187)	(615,681)
Add: Deferral of revenue in current period, excluding amounts recognized during the period	2,145,398	1,080,639
Deferred revenue, ending balance	$2,791,415	$1,506,204
Other Performance Obligations
Other performance obligations totaling $450.4 million as of December 31, 2024 include unbilled multi-year PCS and service contract amounts of $388.8 million and $61.6 million of binding contractual agreements with certain customers that are primarily related to future product shipments.
Revenue from Total Remaining Performance Obligations
Total revenue from our contract liabilities, deferred revenue and other performance obligations that is expected to be recognized in future periods was $3.4 billion as of December 31, 2024. Approximately 85% of this future revenue is expected to be recognized over the next two years and the remaining 15% is expected to be recognized during the third to the fifth year.

Other Income, Net
Other income, net consists of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Other income (expense), net:
Interest income	$310,998	$152,421	$27,556
Other income (expense)	9,420	12,356	27,134
Total other income, net	$320,418	$164,777	$54,690

4.    Acquisition, Goodwill and Acquisition-Related Intangible Assets
Acquisitions and Goodwill
    We had no material business acquisitions during the years ended December 31, 2024 and 2023.
There were no material changes to goodwill for the years ended December 31, 2024 and 2023. The Company performed an annual qualitative test for goodwill impairment in the fourth quarter of fiscal years ended December 31, 2024 and 2023 and determined that goodwill was not impaired.
Acquisition-Related Intangible Assets
The following table presents details of our acquisition-related intangible assets as of December 31, 2024 and 2023 (in thousands, except for years):

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount		Weighted Average Remaining Useful Life (in years)
	December 31, 2023	Additions	December 31, 2024	December 31, 2023	Amortization	December 31, 2024	December 31, 2023	December 31, 2024
Developed technology	$154,930	$—	$154,930	$(102,493)	$(16,780)	$(119,273)	$52,437	$35,657	3.5
Customer relationships	54,620	—	54,620	(21,797)	(7,701)	(29,498)	32,823	25,122	3.9
Trade name	12,390	—	12,390	(8,882)	(2,279)	(11,161)	3,508	1,229	0.7
Total	$221,940	$—	$221,940	$(133,172)	$(26,760)	$(159,932)	$88,768	$62,008	3.6
Amortization expense related to acquisition-related intangible assets was $26.8 million, $33.4 million and $33.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
As of December 31, 2024, future estimated amortization expense related to the acquired-related intangible assets is as follows (in thousands):

Years Ending December 31,	Future Amortization Expense
2025	$19,642
2026	17,260
2027	13,436
2028	10,037
2029	1,633
Total	$62,008

5.    Commitments and Contingencies
Operating Leases
We lease various offices and data centers in North America, Europe, Asia and Australia under non-cancellable operating lease arrangements that expire on various dates through 2031. Some of our leases include options to extend the term of such leases for a period from three months to up to 10 years and/or options to early terminate the leases. As of December 31, 2024, we did not include any such options in determining the lease terms because we were not reasonably certain that we would exercise these options.
The following table summarizes the supplemental balance sheet information related to our operating leases (in thousands):

	December 31, 2024	December 31, 2023
Right-of-use assets:
Operating lease right-of-use assets (included in other assets)	$51,956	$55,890
Lease liabilities:
Operating lease liabilities, current (included in other current liabilities)	22,143	21,106
Operating lease liabilities, non-current (included in other long-term liabilities)	37,499	44,413
Total operating lease liabilities	$59,642	$65,519
Maturities of operating lease liabilities as of December 31, 2024 are presented in the table below (in thousands):

Years ending December 31,	Amount
2025	$24,704
2026	16,766
2027	12,238
2028	8,063
2029	2,695
2030 and thereafter	841
Total undiscounted operating lease payments (excluding non-lease components)	65,307
Less: imputed interest	(5,665)
Present value of operating lease payments as of December 31, 2024	$59,642
Purchase Commitments
We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf. A significant portion of our purchase orders to our contract manufacturers for finished products consists of non-cancellable purchase commitments. In addition, we purchase strategic component inventory from certain suppliers under non-cancellable purchase commitments, including integrated circuits, which are consigned to our contract manufacturers. As of December 31, 2024, we had non-cancellable purchase commitments not recorded on our balance sheet of $3.1 billion, of which $2.8 billion have confirmed receipt dates within 12 months, and $0.3 billion have confirmed receipt dates greater than 12 months. These open purchase orders are considered enforceable and legally binding, and while we may have some limited ability to reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services, this can only occur with the agreement of the related supplier.
We also had deposits to our contract manufacturers to secure our purchase commitments in the amount of $95.8 million and $133.3 million as of December 31, 2024 and 2023, respectively, which were recorded within prepaid expenses and other current assets, as well as other assets in the consolidated balance sheets.

Property project
During the year ended December 31, 2021, we purchased land and the improvements thereon in Santa Clara, California to construct a building for office, lab and data center space. The estimated capital expenditures related to this project is expected to be approximately $235.0 million to $260.0 million through December 31, 2026 at which time construction is expected to be completed.
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
    We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2024, provisions recorded for contingent losses related to other claims and matters have not been significant. Based on currently-available information, management does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable, and believes these other matters are not likely, individually and in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows; however, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.
6.    Stockholders' Equity and Stock-Based Compensation
Stock Repurchase Program

In April 2024, we completed repurchases under our previous $1.0 billion stock repurchase program (the “Prior Repurchase Program”). In May 2024, our board of directors authorized a new $1.2 billion stock repurchase program (the “New Repurchase Program” and together with the Prior Repurchase Program, the "Repurchase Programs"), which expires in May 2027. This authorization allows us to repurchase shares of our common stock that will be funded from working capital. Repurchases may be made at management's discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchases, trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or a combination of the foregoing. The Repurchase Programs do not obligate us to acquire any of our common stock, and may be suspended or discontinued by the company at any time without prior notice. During the year ended December 31, 2024, we repurchased a total of $279.0 million of our common stock under our New Repurchase Program and $144.6 million of our common stock under our Prior Repurchase Program. As of December 31, 2024, the remaining authorized amount for stock repurchases under the New Repurchase Program was approximately $921.0 million.
A summary of the stock repurchase activities for the years ended December 31, 2024 and 2023 is as follows, as adjusted to give effect to the Stock Split (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023
Aggregate purchase price	$423,619	$112,279
Shares repurchased	5,492	3,816
Average price paid per share	$77.13	$29.43
The aggregate purchase price of repurchased shares of our common stock is recorded as a reduction to retained earnings in our consolidated statements of stockholders' equity. All shares repurchased have been retired.
2014 Equity Incentive Plan
On April 16, 2024, our board of directors adopted an amended and restated Arista Networks, Inc. 2014 Equity Plan ("Restated Plan"), effective April 17, 2024 ("Effective Date") subject to the approval of our stockholders, which was approved at the 2024 Annual Meeting of Stockholders on June 7, 2024.
    The Restated Plan provides for the grant of equity-based awards, including stock options, restricted stock units, restricted stock, stock appreciation rights, and performance awards. The share pool available under the prior version of the Company's 2014 Equity Incentive Plan ("Prior Plan") was extinguished, and the Restated Plan provides for a new share pool not to exceed (i) 52,800,000 shares of our Common Stock (“Shares”), plus (ii) any Shares subject to awards under the Prior Plan that, on or after the Effective Date, expired or otherwise terminated without having been exercised in full, or that were forfeited to or repurchased by us, including net settlement of Shares subject to restricted stock units, with the maximum number of Shares to be added to the Restated Plan as a result of clause (ii) equal to 40,158,628 Shares. The Restated Plan’s terms are substantially similar to the Prior Plan’s terms, including with respect to treatment of equity awards in the event of a “change in control” as defined under the Restated Plan, but with certain modifications, including the elimination of the automatic “evergreen” share reserve increase provided for under the Prior Plan. As of December 31, 2024, there remained approximately 52.4 million shares available for grant under the Restated Plan, as adjusted to give effect to the Stock Split.
2014 Employee Stock Purchase Plan
In April 2014, the board of directors and stockholders approved the 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP became effective on the first day that our common stock was publicly traded. The number of shares reserved for issuance under the ESPP increases automatically on January 1 of each year by the number of shares equal to 1% of our shares outstanding immediately preceding December 31, but not to exceed 40 million shares, unless the board of directors, in its discretion, determines to make a smaller increase. Effective January 1, 2024, our board of directors authorized an increase of 12.5 million shares, as adjusted to give effect to the Stock Split, for future issuance under the ESPP. As of December 31, 2024, there remained 104.9 million shares available for issuance under the ESPP.
Under our ESPP, eligible employees are permitted to acquire shares of our common stock at 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date. Each offering period lasts approximately two years starting on the first trading date after February 15 and August 15 of each year, and includes purchase dates every six months on or after February 15 and August 15 of each year. Participants may purchase shares of common stock through payroll deductions up to 15% of their eligible compensation, subject to Internal Revenue Service mandated purchase limits.
During the year ended December 31, 2024, we issued 1.12 million shares at an average purchase price of $29.08 per share under our ESPP, as adjusted to give effect to the Stock Split.
Stock Option Activities
The following table summarizes the option activities and related information, as adjusted to give effect to the Stock Split (in thousands, except years and per share amounts):

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—December 31, 2023	9,828	$4.96	1.7	$529,931
Options granted	—	—
Options exercised	(6,642)	4.14
Options canceled	(96)	5.02
Balance—December 31, 2024	3,090	$6.71	1.5	$320,854
Vested and exercisable—December 31, 2024	2,986	$6.43	1.5	$310,814
We did not grant any stock options during the years ended December 31, 2024, 2023 and 2022. The aggregate intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $495.1 million, $525.3 million and $311.7 million, respectively. The total fair value of options vested for the years ended December 31, 2024, 2023 and 2022 was approximately $5.6 million, $8.7 million and $16.6 million, respectively.
Restricted Stock Unit (RSU) Activities
The following table summarizes the RSU activities and related information, as adjusted to give effect to the Stock Split (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance—December 31, 2023	31,600	$28.19
RSUs and PRSUs granted	10,142	72.61
RSUs and PRSUs vested	(10,731)	23.75
RSUs and PRSUs forfeited/canceled	(2,402)	36.11
Unvested balance—December 31, 2024	28,609	$45.46
The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2024, 2023 and 2022 was $72.61, $39.49 and $25.34 per share, respectively, as adjusted to give effect to the Stock Split. The total fair value of RSUs vested for the years ended December 31, 2024, 2023 and 2022 was approximately $251.8 million, $225.5 million, and $174.0 million, respectively.

Stock-Based Compensation Expense
The following table summarizes the stock-based compensation expense related to our equity awards (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$15,786	$12,789	$9,688
Research and development	211,807	172,177	130,897
Sales and marketing	78,762	71,074	57,571
General and administrative	49,009	40,716	32,778
Total stock-based compensation	$355,364	$296,756	$230,934
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
As of December 31, 2024, there were $1.0 billion of unrecognized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 4.2 years.
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

	Year Ended December 31,
	2024	2023	2022
Net income	$2,852,054	$2,087,321	$1,352,446
Basic weighted-average shares outstanding	1,256,303	1,237,417	1,225,891
Add weighted-average effects of dilutive securities:
Stock options and RSUs	24,426	30,893	39,504
Employee stock purchase plan	348	228	440
Diluted weighted-average shares outstanding	1,281,077	1,268,538	1,265,835
Net income per share:
Basic	$2.27	$1.69	$1.10
Diluted	$2.23	$1.65	$1.07
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share attributable to common stockholders because their effects would have been anti-dilutive for the periods presented, as adjusted to give effect to the Stock Split (in thousands):

	Year Ended December 31,
	2024	2023	2022
Stock options and RSUs	242	579	1,209
Employee stock purchase plan	26	412	800
Total	268	991	2,009

8.    Income Taxes
The components of income before provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$2,635,557	$1,977,687	$1,260,614
Foreign	629,477	444,339	321,182
Income before income taxes	$3,265,034	$2,422,026	$1,581,796
The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current provision for income taxes:
Federal	$751,279	$574,449	$359,158
State	114,731	106,866	76,321
Foreign	39,771	24,186	38,250
Total current	905,781	705,501	473,729
Deferred tax expense (benefit):
Federal	(504,730)	(372,270)	(219,568)
State	(42,781)	(41,152)	(34,689)
Foreign	54,710	42,626	9,878
Total deferred tax expense (benefit)	(492,801)	(370,796)	(244,379)
Total provision for income taxes	$412,980	$334,705	$229,350
The reconciliation of the statutory federal income tax rate and our effective income tax rate is as follows (in percentages):

	Year Ended December 31,
	2024	2023	2022
U.S. federal statutory income tax rate	21.00%	21.00%	21.00%
State tax, net of federal benefit	1.75	2.13	2.09
Taxes on foreign earnings differential	(2.38)	(1.96)	(2.24)
Tax credits	(2.79)	(2.74)	(2.24)
Stock-based compensation	(4.96)	(4.59)	(4.07)
Acquisition and integration costs	—	0.01	0.05
Other, net	0.03	(0.04)	(0.09)
Effective tax rate	12.65%	13.81%	14.50%
The change in our effective tax rate was due to a favorable change in state taxes and tax benefits attributable to stock-based compensation. Excess tax benefits resulting from stock awards were $212.3 million, $151.2 million and $93.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are as follows (in thousands) :

	December 31,
	2024	2023
Deferred tax assets:
Intangible assets	$273,867	$322,325
Reserves and accruals not currently deductible	135,167	120,973
Deferred revenue	566,273	295,268
Tax credits	130,188	118,123
Lease financing obligation	13,719	15,485
Capitalized research and development expenses	634,534	417,095
Stock-based compensation	38,631	28,079
Net operating losses	25,916	34,274
Other	3,593	1,328
Gross deferred tax assets	1,821,888	1,352,950
Valuation allowance	(179,789)	(146,268)
Total deferred tax assets	1,642,099	1,206,682
Deferred tax liabilities:
US tax on foreign earnings	(189,823)	(245,074)
Right of use asset	(11,571)	(12,935)
Other	(287)	(2,881)
Total deferred tax liabilities	(201,681)	(260,890)
Net deferred tax assets	$1,440,418	$945,792

As of December 31, 2024 and 2023, $1.4 billion and $0.9 billion were recorded as deferred tax assets, non-current respectively. We did not have any balance related to deferred tax liabilities as of December 31, 2024 and 2023.
As of December 31, 2024, we had $225.1 million and $120.6 million of net operating loss carryforwards for federal and state income tax purposes, respectively, from acquisitions. These federal and state losses will begin to expire in 2028 and 2029, respectively. We do not have any material foreign net operating losses.
As of December 31, 2024, our state tax credit carryforwards for income tax purposes before valuation allowances were approximately $238.4 million, which can be carried over indefinitely. We have provided a valuation allowance of $179.8 million for deferred tax assets, primarily related to state carryforwards that we do not believe are more likely than not to be realized.
Utilization of the net operating losses and tax credit carryforwards may be subject to limitations due to ownership change limitations provided in the Internal Revenue Code and similar state or foreign provisions.
U.S. tax law generally requires U.S. shareholders of a controlled foreign corporation (“CFC”) to include the annual earnings of foreign subsidiaries into U.S. taxable income each year. Correspondingly, most of the undistributed earnings are deemed to be previously taxed for U.S. tax purposes and distributions of the unremitted earnings do not have any significant U.S. federal income tax impact. We have not provided for any remaining tax effect, if any, of limited outside basis differences of our foreign subsidiaries based upon plans of future reinvestment. The determination of the future tax consequences of the remittance of these earnings is not practicable.

Uncertain Tax Positions
We recognize uncertain tax positions only to the extent that management believes that it is more likely than not that the position will be sustained. The reconciliation of the beginning and ending amount of gross unrecognized tax benefits as of December 31, 2024, 2023 and 2022 is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Gross unrecognized tax benefits—beginning balance	$163,266	$137,357	$114,813
Increases related to tax positions taken in a prior year	294	4,690	1,566
Increases related to tax positions taken during current year	52,701	39,895	25,355
Decreases related to tax positions taken in a prior year	(8,624)	(513)	(3,781)
Decreases related to lapse of statute of limitations	(26,010)	(18,163)	(596)
Decreases related to settlements with taxing authorities	(150)	—	—
Gross unrecognized tax benefits—ending balance	$181,477	$163,266	$137,357
As of December 31, 2024, 2023 and 2022, the total amount of gross unrecognized tax benefits was $181.5 million, $163.3 million and $137.4 million, respectively, of which $103.4 million, $90.0 million and $79.3 million would affect our effective tax rate if recognized.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2024 and 2023, the net expense for interest and penalties and the recognized liability for interest and penalties were not material.
The statute of limitations for Federal and most states remains open for 2021 and forward. Some states have net operating loss and tax credit carryforwards, and therefore remain open to examination. Our foreign tax returns, where the statute of limitations have not yet lapsed, are open to audit in the respective foreign countries where the subsidiaries are located. It is possible that the amount of existing gross unrecognized tax benefits may decrease within the next 12 months as a result of statute of limitation lapses or payments to tax authorities in certain jurisdictions. However, any such changes are not anticipated to be material.
9.    Segment and Geographical Information
We operate as one reportable segment. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies. The financial information reviewed by the CODM reflects quarterly and year-to-date operating results, with a primary focus on revenue, gross margin, operating margin and net income as reported on the consolidated statements of income. Consolidated financial information is used by the CODM to evaluate performance and make decisions regarding resource allocation and other strategic initiatives. This consolidated financial information is also what is used to establish and approve operating budgets and forecasts. The measure of segment assets is reported on the consolidated balance sheets in total. There was no change for each of the periods presented in the measurement methods used to determine reported segment profit and loss.
The CODM reviews the following significant segment expenses, which are presented separately on the Company’s consolidated statements of income: cost of product, cost of services, selling and marketing expenses, general and administrative expenses, and research and development expenses. Other segment items that are included in the calculation of the Company’s net income include other income (expense), net, which is further described in Note 3. Financial Statements Details and income taxes, which is further described in Note 8. Income Taxes. Other segment disclosures such as depreciation and amortization and stock-based compensation are disclosure in the Consolidated Statements of Cash Flows.
The following table represents revenue based on customers' shipping addresses (in thousands):

	Year Ended December 31,
	2024	2023	2022
Americas(1)	$5,729,039	$4,651,193	$3,462,621
Europe, Middle East and Africa	713,175	670,960	529,800
Asia Pacific	560,932	538,015	388,889
Total revenue	$7,003,146	$5,860,168	$4,381,310
(1) Includes $5,663.0 million, $4,541.5 million and $3,424.8 million revenue generated from the U.S. for the three years ended December 31, 2024, 2023 and 2022, respectively
Long-lived assets, excluding intercompany receivables, investments in subsidiaries, investments in privately-held companies and deferred tax assets, net by location are summarized as follows (in thousands):

	December 31,
	2024	2023
United States	$83,520	$79,728
International	15,325	21,852
Total	$98,845	$101,580

10.    Post-Employment Benefits
We have a 401(k) Plan that covers substantially all of our employees in the U.S. Effective January 1, 2017, we have elected to match 100% of employees' contributions up to a maximum of 3% of an employee's annual salary. Matching contributions are immediately vested. For the years ended December 31, 2024, 2023 and 2022, the amounts we contributed for the matching contributions were not material.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities and Exchange Act of 1934, as amended, that occurred during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 framework). Based on that assessment, management concluded that, as of December 31, 2024, its internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
The effectiveness of our internal control over financial reporting, as of December 31, 2024, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audits our Consolidated Financial Statements, as stated in their report included in Item 8 of this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2024.

Item 9B. Other Information
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following directors and officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On December 13, 2024, Jayshree Ullal, our Chairperson and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of: (i) up to 7,349,668 shares of our common stock; and (ii) a number of shares of our common stock that may be earned in connection with grants of performance-based restricted stock units, which cannot be determined at this time. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until April 17, 2026, or earlier if all transactions under the trading arrangement are completed.
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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 11. Executive Compensation
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions and Director Independence
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14. Principal Accountant Fees and Services
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
3.Exhibits
The exhibits listed in the following Exhibit Index are filed or incorporated by reference into this report:

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36468	3.1	8/8/2014
3.2	Amended and Restated Bylaws of Arista Networks, Inc. dated December 18, 2023	8-K	001-36468	3.1	12/20/2023
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36468	3.1	12/3/2024
4.1	Form of the Registrant's common stock certificate.	S-1/A	333-194899	4.1	4/21/2014
4.2	Description of Registrant’s securities registered under Section 12 of the Exchange Act					✓
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	10-Q	001-36468	10.1	11/1/2019
10.2 †	2004 Equity Incentive Plan.	S-1	333-194899	10.2	3/31/2014
10.3 †	2011 Equity Incentive Plan.	S-1	333-194899	10.3	3/31/2014
10.4 †	2014 Equity Incentive Plan.					✓
10.5 †	2014 Employee Stock Purchase Plan.					✓
10.6 †	Offer Letter, dated October 17, 2004, by and between the Registrant and Kenneth Duda.	S-1	333-194899	10.6	3/31/2014
10.7 †	Offer Letter, dated June 8, 2007, by and between the Registrant and Anshul Sadana.	S-1	333-194899	10.7	3/31/2014
10.8 †	Offer Letter, dated August 1, 2008, by and between the Registrant and Jayshree Ullal.	S-1	333-194899	10.8	3/31/2014
10.9 †	Offer Letter, dated March 27, 2013, by and between the Registrant and Charles Giancarlo.	S-1	333-194899	10.9	3/31/2014
10.11	Lease between Arista Networks, Inc. and The Irvine Company LLC, dated August 10, 2012, as amended on February 28, 2013.	S-1	333-194899	10.15	3/31/2014
10.12	Second Amendment to Lease, by and between Arista Networks, Inc. and The Irvine Company LLC, dated July 30, 2014.	10-Q	001-36468	10.1	8/8/2014
10.13	License Agreement, dated November 30, 2004, by and between the Registrant and OptumSoft, Inc.	S-1	333-194899	10.16	3/31/2014
10.14‡	Manufacturing Services Letter Agreement, dated February 5, 2007, between the Registrant and Jabil Circuit, Inc.	S-1	333-194899	10.17	3/31/2014
10.15 †	Employee Incentive Plan.	S-1/A	333-194899	10.21	4/21/2014
10.16 †	Offer Letter, dated May 18, 2015, by and between the Registrant and Ita Brennan.	8-K	001-36468	10.1	5/14/2015
10.17 †	Severance Agreement, effective May 18, 2015, by and between the Registrant and Ita Brennan.	8-K	001-36468	10.2	5/14/2015
10.18 †	2015 Global Sales Incentive Plan.	10-Q	001-36468	10.3	5/5/2016
10.19 †	Offer letter, dated January 2, 2013, by and between the Registrant and Marc Taxay.	10-Q	001-36468	10.1	5/8/2017
10.20 †	Severance Agreement, dated March 30, 2015, by and between the Registrant and Marc Taxay.	10-Q	001-36468	10.2	5/8/2017
10.21 †	Offer letter, dated February 14, 2017, by and between the Registrant and John McCool.	10-Q	001-36468	10.3	5/8/2017
10.22 †	Severance Agreement, dated March 20, 2017, by and between the Registrant and John McCool.	10-Q	001-36468	10.4	5/8/2017
10.23 ‡	Term Sheet of Mutual Release and Settlement Agreement, dated August 6, 2018, between the Registrant and Cisco Systems, Inc.	10-Q	001-36468	10.1	11/5/2018
10.24 ‡	Mutual Release and Settlement Agreement, dated August 6, 2018, by and between the Registrant and Cisco Systems, Inc.	10-K	001-36468	10.24	2/15/2019
10.25 †	Awake Security, Inc. 2014 Equity Incentive Plan	S-8	333-249591	99.1	10/22/2020

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.26	Third Amendment to Lease, by and between Arista Networks, Inc. and The SANTA CLARA GATEWAY I LLC, dated February 1, 2023	10-K	001-36468	10.1	2/13/2023
10.27	Letter Agreement by and between the Company and Chantelle Breithaupt, dated October 15, 2023	8-K	001-36468	10.1	12/1/2023
10.28	Form of Severance Agreement by and between the Company and Chantelle Breithaupt	10-K	001-36468	10.28	2/13/2024
10.29**	Consulting Agreement between the Company and Anshul Sadana, dated May 21, 2024					✓
19.0	Insider Trading Policy					✓
21.1	List of Subsidiaries of the Registrant.					✓
23.1	Consent of Independent Registered Public Accounting Firm.					✓
24.1	Power of Attorney (contained on signature page hereto)					✓
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					✓
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					✓
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					✓
97.1	Compensation Recovery Policy	10-K	001-36468	97.1	2/13/2024
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104.0	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)
______________________
† Indicates a management contract or compensatory plan or arrangement.
‡ Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and have been filed separately with the Securities and Exchange Commission.
* * Certain information contained in this exhibit has been redacted pursuant to Item 601(a)(6) of Regulation S-K.
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

ARISTA NETWORKS, INC.
(Registrant)
Dated:	February 18, 2025	By:	/s/ JAYSHREE ULLAL
Jayshree Ullal
President, Chief Executive Officer and Chairperson of the Board
(Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jayshree Ullal and Chantelle Breithaupt, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JAYSHREE ULLAL	President, Chief Executive Officer and Chairperson of the Board (Principal Executive Officer)	February 18, 2025
Jayshree Ullal
/s/ CHANTELLE BREITHAUPT	Chief Financial Officer (Senior Vice President)	February 18, 2025
Chantelle Breithaupt
/s/ KENNETH DUDA	Chief Technology Officer, Senior Vice President, Director	February 18, 2025
Kenneth Duda
/s/ KELLY BATTLES	Director	February 18, 2025
Kelly Battles
/s/ LEWIS CHEW	Director	February 18, 2025
Lewis Chew
/s/ CHARLES GIANCARLO	Director	February 18, 2025
Charles Giancarlo
/s/ DAN SCHEINMAN	Director	February 18, 2025
Dan Scheinman
/s/ MARK TEMPLETON	Director	February 18, 2025
Mark Templeton
/s/ YVONNE WASSENAAR	Director	February 18, 2025
Yvonne Wassenaar