Form 10-Q
period 2025-03-31
Arista Networks, Inc.
filed 2025-05-07
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of May 1, 2025 was 1,255,921,431.

ARISTA NETWORKS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ARISTA NETWORKS, INC.
Condensed Consolidated Balance Sheets
(In millions, except par value)

	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,845.1	$2,762.4
Marketable securities	6,304.5	5,541.1
Accounts receivable, net	1,435.9	1,140.5
Inventories	1,957.3	1,834.6
Prepaid expenses and other current assets	733.5	632.3
Total current assets	12,276.3	11,910.9
Property and equipment, net	123.9	98.8
Acquisition-related intangible assets, net	56.4	62.0
Goodwill	268.5	268.5
Deferred tax assets	1,544.3	1,440.4
Other assets	245.2	263.3
TOTAL ASSETS	$14,514.6	$14,043.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$389.1	$381.1
Accrued liabilities	263.1	435.3
Deferred revenue	2,072.7	1,727.3
Income taxes payable	249.1	50.1
Other current liabilities	147.6	138.4
Total current liabilities	3,121.6	2,732.2
Deferred revenue, non-current	1,016.1	1,064.1
Other long-term liabilities	257.8	252.8
TOTAL LIABILITIES	4,395.5	4,049.1
Commitments and Contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100 shares authorized and no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value—4,000 shares authorized as of March 31, 2025 and December 31, 2024; 1,256.6 and 1,261.3 shares issued and outstanding as of March 31, 2025 and December 31, 2024	0.1	0.1
Additional paid-in capital	2,551.7	2,465.4
Retained earnings	7,569.2	7,542.5
Accumulated other comprehensive income (loss)	(1.9)	(13.2)
TOTAL STOCKHOLDERS’ EQUITY	10,119.1	9,994.8
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,514.6	$14,043.9

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Income Statements
(Unaudited, in millions, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue:
Product	$1,692.5	$1,328.8
Service	312.3	242.6
Total revenue	2,004.8	1,571.4
Cost of revenue:
Product	672.7	521.7
Service	56.0	48.3
Total cost of revenue	728.7	570.0
Gross profit	1,276.1	1,001.4
Operating expenses:
Research and development	266.4	208.4
Sales and marketing	116.6	105.1
General and administrative	34.3	27.7
Total operating expenses	417.3	341.2
Income from operations	858.8	660.2
Other income (expense), net	96.2	62.6
Income before income taxes	955.0	722.8
Provision for income taxes	141.2	85.1
Net income	$813.8	$637.7
Net income per share (1):
Basic	$0.65	$0.51
Diluted	$0.64	$0.50
Weighted-average shares used in computing net income per share (1):
Basic	1,260.0	1,252.1
Diluted	1,279.2	1,279.4
(1) Prior period results have been adjusted to reflect the four-for-one stock split effected in December 2024. See Note 1, Organization and Summary of Accounting Policies, for details.

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in millions)

	Three Months Ended March 31,
	2025	2024
Net income	$813.8	$637.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	0.7	(1.4)
Available-for-sale investments:
Change in net unrealized gains (losses) on available-for-sale securities	10.6	(7.2)
Other comprehensive income (loss)	11.3	(8.6)
Comprehensive income	$825.1	$629.1

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in millions)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at beginning of period	1,261.3	$0.1	$2,465.4	$7,542.5	$(13.2)	$9,994.8
Net income	—	—	—	813.8	—	813.8
Other comprehensive income, net of tax	—	—	—	—	11.3	11.3
Stock-based compensation	—	—	93.0	—	—	93.0
Issuance of common stock in connection with employee equity incentive plans	4.3	—	28.1	—	—	28.1
Repurchase of common stock	(8.7)	—	—	(787.1)	—	(787.1)
Tax withholding paid for net share settlement of equity awards	(0.3)	—	(34.8)	—	—	(34.8)
Balance at end of period	1,256.6	$0.1	$2,551.7	$7,569.2	$(1.9)	$10,119.1

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital(1)	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares(1)	Amount(1)
Balance at beginning of period	1,249.0	$0.1	$2,108.3	$5,114.0	$(3.3)	$7,219.1
Net income	—	—	—	637.7	—	637.7
Other comprehensive loss, net of tax	—	—	—	—	(8.6)	(8.6)
Stock-based compensation	—	—	77.2	—	—	77.2
Issuance of common stock in connection with employee equity incentive plans	6.7	—	25.1	—	—	25.1
Repurchase of common stock	(0.9)	—	—	(62.7)	—	(62.7)
Tax withholding paid for net share settlement of equity awards	(0.4)	—	(25.5)	—	—	(25.5)
Balance at end of period	1,254.4	$0.1	$2,185.1	$5,689.0	$(11.9)	$7,862.3
(1) Prior period results have been adjusted to reflect the four-for-one stock split effected in December 2024. See Note 1, Organization and Summary of Accounting Policies, for details.

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in millions)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$813.8	$637.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13.8	15.6
Stock-based compensation	93.0	77.2
Deferred income taxes	(107.1)	(77.8)
Other	(12.1)	(7.8)
Changes in operating assets and liabilities:
Accounts receivable, net	(295.4)	(65.5)
Inventories	(122.7)	(80.0)
Other assets	(113.7)	38.1
Accounts payable	6.7	(207.2)
Deferred revenue	297.4	157.0
Income taxes, net	241.3	157.5
Other liabilities	(173.3)	(131.0)
Net cash provided by operating activities	641.7	513.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	799.2	590.4
Proceeds from sale of marketable securities	8.8	36.8
Purchases of marketable securities	(1,545.5)	(912.4)
Purchases of property and equipment	(28.4)	(9.4)
Other	—	(1.0)
Net cash used in investing activities	(765.9)	(295.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity plans	28.1	25.1
Tax withholding paid on behalf of employees for net share settlement	(34.8)	(25.5)
Repurchases of common stock	(787.1)	(62.7)
Net cash used in financing activities	(793.8)	(63.1)
Effect of exchange rate changes	0.7	(1.6)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(917.3)	153.5
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —Beginning of period	2,763.8	1,939.5
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$1,846.5	$2,093.0

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Organization and Summary of Significant Accounting Policies
Organization
    Arista Networks, Inc. (together with our subsidiaries, “we,” “our,” "Arista," "Company" or “us”) is an industry leader in data-driven, client-to-cloud networking for large AI, data center, campus and routing environments. Our cloud networking solutions consist of our Extensible Operating System ("EOS®"), a set of network applications and our Ethernet switching and routing platforms. We are incorporated in the state of Delaware. Our corporate headquarters are located in Santa Clara, California, and we have wholly-owned subsidiaries throughout the world, including North America, Europe, Asia and Australia.
Basis of Presentation and Principles of Consolidation
    The accompanying unaudited condensed consolidated financial statements include the accounts of Arista Networks, Inc. and its wholly-owned subsidiaries and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three months ended March 31, 2025, are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. All significant inter-company accounts and transactions have been eliminated. Certain reclassifications of prior period amounts were made in the current year to conform to the current period presentation.
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
    Our condensed consolidated financial statements and related financial information in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 18, 2025.
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
Recent Accounting Pronouncements Not Yet Effective
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, Income Taxes (Topic 740)-Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. We will adopt the standard in our 2025 annual period and are currently evaluating the impact that the updated standard will have on our financial statement disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted. We are currently evaluating the impact of future adoption on our financial statement disclosures.
2.    Fair Value Measurements
    Assets measured at fair values on a recurring basis
    We measure and report our cash equivalents, restricted cash, and available-for-sale marketable securities at fair value on a recurring basis. We use a fair value hierarchy to measure fair value, maximizing the use of observable inputs and minimizing the use of unobservable inputs. The two-tiers of the fair value hierarchy are as follows: Level I—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date and Level II—Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. We don't have any level III financial assets measured at fair value on a recurring basis. The following tables summarize the fair value of these financial assets by significant investment category and their levels within the fair value hierarchy (in millions):

	March 31, 2025				December 31, 2024
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Financial Assets:
Cash Equivalents:
Money market funds	$782.7	$—	$—	$782.7	$1,707.5	$—	$—	$1,707.5
Commercial paper	—	62.1	—	62.1	—	—	—	—
U.S. government notes	288.9	—	—	288.9	31.4	—	—	31.4
Agency securities	—	—	—	—	—	3.0	—	3.0
	1,071.6	62.1	—	1,133.7	1,738.9	3.0	—	1,741.9
Marketable Securities:
Commercial paper	—	43.3	—	43.3	—	48.8	—	48.8
U.S. government notes	2,094.8	—	—	2,094.8	1,921.5	—	—	1,921.5
Corporate bonds	—	3,111.8	—	3,111.8	—	2,593.6	—	2,593.6
Agency securities	—	1,054.6	—	1,054.6	—	977.2	—	977.2
	2,094.8	4,209.7	—	6,304.5	1,921.5	3,619.6	—	5,541.1
Other Assets:
Money market funds - restricted	1.4	—	—	1.4	1.4	—	—	1.4
Total Financial Assets	$3,167.8	$4,271.8	$—	$7,439.6	$3,661.8	$3,622.6	$—	$7,284.4

    During the three months ended March 31, 2025, the Company did not make any transfers between the levels of the fair value hierarchy.
    Debt securities
    The following table summarizes the amortized cost, unrealized gains and losses, and fair value of our debt securities measured at fair value on a recurring basis (in millions):

	March 31, 2025				December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$105.4	$—	$—	$105.4	$48.8	$—	$—	$48.8
U.S. government	2,380.1	5.2	(1.6)	2,383.7	1,954.8	2.7	(4.6)	1,952.9
Corporate bonds	3,107.2	7.3	(2.7)	3,111.8	2,595.7	4.4	(6.5)	2,593.5
Agency securities	1,053.7	1.8	(0.9)	1,054.6	981.0	1.6	(2.4)	980.3
Total	$6,646.4	$14.3	$(5.2)	$6,655.5	$5,580.3	$8.7	$(13.5)	$5,575.5
    For debt securities in unrealized loss positions, it is not likely that we will be required to sell such securities before recovery of their amortized cost basis nor do we have the intent to sell such securities before maturity. We invest in debt securities that have maximum maturities of three years and are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these marketable securities, the more susceptible they are to changes in market interest rates and bond yields. Given the short-term and conservative nature of our portfolio, our debt securities are generally not subject to credit risk; therefore, we did not recognize any credit losses or non-credit-related impairments related to such securities for the three months ended March 31, 2025. All unrealized losses were recognized in other comprehensive income (loss). Realized gains or losses were immaterial for the three months ended March 31, 2025.
    The following table is an analysis of our debt securities in unrealized loss positions (in millions):

	March 31, 2025
	Unrealized Losses within 12 months		Unrealized Losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government notes	$859.3	$(1.6)	$—	$—	$859.3	$(1.6)
Corporate bonds	896.6	(2.7)	2.8	—	899.4	(2.7)
Agency securities	483.5	(0.9)	—	—	483.5	(0.9)
Total	$2,239.4	$(5.2)	$2.8	$—	$2,242.2	$(5.2)
     As of March 31, 2025, we had no marketable debt securities with contractual maturities that exceeded three years. The fair values of marketable debt securities, by remaining contractual maturities, are as follows (in millions):

March 31, 2025
Fair Value
Due in 1 year or less	$2,534.6
Due in 1 to 3 years	3,769.9
Total debt securities	$6,304.5
    The weighted-average remaining duration of our marketable debt securities is approximately 1.3 years as of March 31, 2025. As we view these marketable debt securities as available to support current operations, we classify marketable debt securities with maturities beyond 12 months as current assets under the caption "Marketable securities" on the condensed consolidated balance sheets.

3.    Financial Statements Details
Inventories
    Inventories consist of the following (in millions):

	March 31, 2025	December 31, 2024
Raw materials	$576.2	$565.4
Finished goods(1)	1,381.1	1,269.2
Total inventories	$1,957.3	$1,834.6
(1) The balance includes evaluation inventory held at customers or partners totaling $435.8 million and $422.1 million as of March 31, 2025 and December 31, 2024, respectively.
Property and Equipment, net
    Property and equipment, net consists of the following (in millions):

	March 31, 2025	December 31, 2024
Land	$47.3	$47.2
Equipment and machinery	167.9	160.7
Computer hardware and software	64.9	63.9
Leasehold improvements	34.8	34.7
Furniture and fixtures	3.5	3.5
Construction-in-process	32.9	8.2
Property and equipment, gross	351.3	318.2
Less: accumulated depreciation	(227.4)	(219.4)
Property and equipment, net	$123.9	$98.8
    Depreciation expense was $8.0 million and $8.6 million for the three months ended March 31, 2025 and 2024, respectively.

Contract Liabilities, Deferred Revenue and Other Performance Obligations
Contract Liabilities
    A contract liability is recognized when we have received customer payments in advance of our satisfaction of a performance obligation under a cancellable contract. The following table summarizes the activity related to our contract liabilities (in millions):

	Three Months Ended March 31,
	2025	2024
Contract liabilities, beginning balance	$160.8	$133.2
Less: Revenue recognized from beginning balance	(12.9)	(12.0)
Less: Beginning balance reclassified to deferred revenue	(6.4)	(6.5)
Add: Contract liabilities recognized	19.0	24.9
Contract liabilities, ending balance	$160.5	$139.6
    As of March 31, 2025 and December 31, 2024, $66.3 million and $65.7 million of our contract liabilities, respectively, were included in "Other current liabilities" with the remaining balances included in "Other long-term liabilities" on the condensed consolidated balance sheets.

Deferred Revenue
    Deferred revenue is comprised mainly of unearned revenue related to multi-year post-contract support ("PCS") contracts, services and product deferrals related to contracts with acceptance clauses. The following table summarizes the activity related to our deferred revenue (in millions):

	Three Months Ended March 31,
	2025	2024
Deferred revenue, beginning balance	$2,791.4	$1,506.2
Less: Revenue recognized from beginning balance	(418.3)	(284.3)
Add: Deferral of revenue in current period, excluding amounts recognized during the period	715.7	441.3
Deferred revenue, ending balance	$3,088.8	$1,663.2
Other Performance Obligations
    Other performance obligations totaling $419.9 million as of March 31, 2025 include unbilled multi-year PCS and service contract amounts of $357.2 million and $62.7 million of binding contractual agreements with certain customers that are primarily related to future product shipments.
Revenue from Total Remaining Performance Obligations
    Total revenue from our contract liabilities, deferred revenue and other performance obligations that is expected to be recognized in future periods amounts to $3.7 billion as of March 31, 2025. Approximately 86% of this future revenue is expected to be recognized over the next two years and the remaining 14% is expected to be recognized during the third to the fifth year.
Other Income (Expense), net
    Other income (expense), net consists of the following (in millions):

	Three Months Ended March 31,
	2025	2024
Interest income	$90.2	$63.8
Other income (expense), net	6.0	(1.2)
Total	$96.2	$62.6

4.    Acquisition, Goodwill and Acquisition-Related Intangible Assets
Acquisitions
    We had no business acquisitions during the three months ended March 31, 2025 and 2024.
Goodwill
    No changes were made to the carrying values of goodwill for the three months ended March 31, 2025 and 2024.
Acquisition-Related Intangible Assets
    Acquisition-related intangible assets, excluding those that are fully amortized, were as follows (in millions, except years):

	Gross Carrying Amount			Accumulated Amortization			Net Carrying Amount		Weighted Average Remaining Useful Life (in years)
	December 31, 2024	Additions	March 31, 2025	December 31, 2024	Amortization	March 31, 2025	December 31, 2024	March 31, 2025
Developed technology	$154.9	$—	$154.9	$(119.2)	$(3.2)	$(122.4)	$35.7	$32.5	3.2
Customer relationships	54.6	—	54.6	(29.5)	(1.9)	(31.4)	25.1	23.2	3.7
Trade name	12.4	—	12.4	(11.2)	(0.5)	(11.7)	1.2	0.7	0.4
Total	$221.9	$—	$221.9	$(159.9)	$(5.6)	$(165.5)	$62.0	$56.4	3.4
    Amortization expense related to acquisition-related intangible assets was $5.6 million and $6.7 million for the three months ended March 31, 2025 and 2024, respectively.
    As of March 31, 2025, future estimated amortization expense related to the acquisition-related intangible assets is as follows (in millions):

Future Amortization Expense
Remainder of 2025	$14.1
2026	17.3
2027	13.4
2028	10.0
2029	1.6
Total	$56.4

5.    Commitments and Contingencies
Purchase Commitments
    We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf. A significant portion of purchase orders to our contract manufacturers for finished products consist of non-cancellable purchase commitments. In addition, we purchase strategic component inventory from certain suppliers under non-cancellable purchase commitments, including integrated circuits, which are consigned to our contract manufacturers. As of March 31, 2025, we had non-cancellable purchase commitments not recorded on our balance sheet of $3.5 billion, of which $3.0 billion have expected receipt dates within 12 months, and $0.5 billion have expected receipt dates greater than 12 months. These open purchase orders are considered enforceable and legally binding, and while we may have some limited ability to reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services, this can only occur with the agreement of the related supplier.
    We also had deposits to our contract manufacturers to secure our purchase commitments in the amount of $80.1 million and $95.8 million as of March 31, 2025 and December 31, 2024, respectively, which were recorded within prepaid expenses and other current assets, as well as other assets in the condensed consolidated balance sheets.
Property project
During the year ended December 31, 2021, we purchased land and the improvements thereon in Santa Clara, California to construct a building for office, lab and data center space. The estimated remaining capital expenditures related to this project are expected to be approximately $215.0 million to $240.0 million for the next two years, with construction expected to be completed by the end of fiscal 2026.
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
Legal Proceedings
    WSOU Investments, LLC
    On November 25, 2020, WSOU Investments LLC ("WSOU") filed a lawsuit against us in the Western District of Texas asserting that certain of our products infringe three WSOU patents. WSOU's allegations are directed to certain features of our wireless and switching products. WSOU seeks remedies including monetary damages, attorney's fees and costs. On February 4, 2021, we filed an answer denying WSOU's allegations. On November 5, 2021, the case was transferred to the Northern District of California. On March 30, 2022, WSOU dismissed one of the patents with prejudice, removing Arista wireless products from those accused of infringement. On July 1, 2022, the court stayed the case pending the resolution of an inter partes review of one of the patents-in-suit. On May 30, 2023, the US Patent Trial and Appeal Board (“PTAB”) ruled all challenged claims in the inter partes review unpatentable. On March 10, 2025, the Federal Circuit affirmed the PTAB’s decision. The parties subsequently agreed to stay the litigation for an additional 90 days to allow WSOU to change counsel.
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

    We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2025, provisions recorded for contingent losses related to other claims and matters have not been significant. Based on currently-available information, management does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable, and believes these other matters are not likely, individually and in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows; however, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.
6.    Stockholders’ Equity and Stock-Based Compensation
Stock Repurchase Programs
    Our current repurchase program (the "Existing Repurchase Program") allows for stock repurchases of up to $1.2 billion through May 2027. In May 2025, our board of directors authorized and announced a new $1.5 billion stock repurchase program (the “New Repurchase Program” and together with the Existing Repurchase Program, the "Repurchase Programs"). This authorization allows us to repurchase shares of our common stock that will be funded from working capital. Repurchases may be made at management's discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchases, trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or a combination of the foregoing. The Repurchase Programs do not obligate us to acquire any of our common stock and may be suspended or discontinued by the Company at any time without prior notice. During the three months ended March 31, 2025, we repurchased a total of $787.1 million of our common stock under our Existing Repurchase Program. As of March 31, 2025, the remaining authorized amount for repurchases under the Existing Repurchase Program was $133.9 million. In April 2025, we repurchased an additional $100.0 million of our common stock authorized under the Existing Repurchase Program.
A summary of the stock repurchase activity under the Existing Repurchase Program for the three months ended March 31, 2025 is as follows (in millions, except per share amounts):

Three Months Ended
March 31, 2025
Aggregate purchase price	$787.1
Shares repurchased	8.7
Average price paid per share	$90.5
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
    The Restated Plan provides for the grant of equity-based awards, including stock options, restricted stock units, restricted stock, stock appreciation rights, and performance awards. The share pool available under the prior version of the Company's 2014 Equity Incentive Plan ("Prior Plan") was extinguished, and the Restated Plan provides for a new share pool not to exceed (i) 52.8 million shares of our Common Stock (“Shares”), plus (ii) any Shares subject to awards under the Prior Plan that, on or after the Effective Date, expired or otherwise terminated without having been exercised in full, or that were forfeited to or repurchased by us, including net settlement of Shares subject to restricted stock units, with the maximum number of Shares to be added to the Restated Plan as a result of clause (ii) equal to 40.2 million Shares. The Restated Plan’s terms are substantially similar to the Prior Plan’s terms, including with respect to treatment of equity awards in the event of a “change in control” as defined under the Restated Plan, but with certain modifications, including the elimination of the automatic “evergreen” share reserve increase provided for under the Prior Plan. As of March 31, 2025, there remained approximately 52.3 million shares available for grant under the Restated Plan.
2014 Employee Stock Purchase Plan
    In April 2014, our board of directors and stockholders approved the 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP became effective on the first day that our common stock was publicly traded. The number of shares reserved for issuance under the ESPP increases automatically on January 1 of each year by the number of shares equal to 1% of our shares outstanding on the immediately preceding December 31, but not to exceed 40 million shares, unless our board of directors, in its discretion, determines to make a smaller increase. As of March 31, 2025, there remained approximately 104.5 million shares available for issuance under the ESPP.
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
During the three months ended March 31, 2025, we issued 0.4 million shares at a weighted-average purchase price of $62.31 per share under the ESPP.
Stock Option Activities
    The following table summarizes the option activity under our stock plans and related information (in millions, except years and per share amounts):

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2024	3.1	$6.71	1.5	$320.9
Options granted	—	—
Options exercised	(1.0)	4.03
Options canceled	(0.1)	14.49
Balance—March 31, 2025	2.0	$7.92	1.8	$137.8
Vested and exercisable—March 31, 2025	1.9	$7.74	1.8	$134.8
Restricted Stock Unit (RSU) Activities
    A summary of the RSU activity is presented below (in millions, except years and per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested balance—December 31, 2024	28.6	$45.46
RSUs and PRSUs granted	1.5	96.18
RSUs and PRSUs vested	(2.8)	38.11
RSUs and PRSUs forfeited/canceled	(0.9)	43.37
Unvested balance—March 31, 2025	26.4	$49.36
Stock-Based Compensation Expense
    The following table summarizes the stock-based compensation expense related to our equity awards (in millions):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$5.5	$3.4
Research and development	57.0	43.8
Sales and marketing	19.9	18.9
General and administrative	10.6	11.1
Total stock-based compensation	$93.0	$77.2

    As of March 31, 2025, there were $1.1 billion of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 4.4 years.
7.    Net Income Per Share
    Basic net income per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding during the period, including potential common shares assuming the dilutive effect of outstanding stock options, restricted stock units, and the employee stock purchase plan using the treasury stock method. Potential common shares whose effect would have been antidilutive are excluded from the computation of diluted net income per share. The following table sets forth the computation of our basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$813.8	$637.7
Denominator:
Basic weighted-average shares outstanding	1,260.0	1,252.1
Add weighted-average effect of dilutive securities:
Employee equity awards	19.2	27.3
Diluted weighted-average shares outstanding	1,279.2	1,279.4
Net income per share:
Basic	$0.65	$0.51
Diluted	$0.64	$0.50
    The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share for the periods presented because their effect would have been anti-dilutive for the periods presented (in millions):

	Three Months Ended March 31,
	2025	2024
Employee equity awards	0.9	0.7

8.    Income Taxes (in millions, except percentages)

	Three Months Ended March 31,
	2025	2024
Income before income taxes	$955.0	$722.8
Provision for income taxes	141.2	85.1
Effective tax rate	14.8%	11.8%
    The increase in the effective tax rates in the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to a decrease in the proportion of tax benefits attributable to equity-based compensation versus total pre-tax income.

9.    Segment and Geographical Information
We operate as one reportable segment. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies. Our chief operating decision maker ("CODM") is our President, Chief Executive Officer and Chairperson of the Board, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The financial information reviewed by the CODM reflects quarterly and year-to-date operating results, with a primary focus on revenue, gross margin, operating margin and net income as reported on the consolidated statements of income. Consolidated financial information is used by the CODM to evaluate performance and make decisions regarding resource allocation and other strategic initiatives. This consolidated financial information is also what is used to establish and approve operating budgets and forecasts. The measure of segment assets is reported on the consolidated balance sheets in total. There was no change for each of the periods presented in the measurement methods used to determine reported segment profit and loss.
The CODM reviews the following significant segment expenses, which are presented separately on the Company’s consolidated statements of income: cost of product, cost of services, selling and marketing expenses, general and administrative expenses, and research and development expenses. Other segment items that are included in the calculation of the Company’s net income include other income (expense), net, which is further described in Note 3. Financial Statements Details and income taxes, which is further described in Note 8. Income Taxes. Other segment disclosures such as depreciation and amortization and stock-based compensation are disclosed in the Consolidated Statements of Cash Flows.
    The following table represents revenue based on customers’ shipping addresses (in millions):

	Three Months Ended March 31,
	2025	2024
Americas(1)	$1,598.5	$1,255.4
Europe, Middle East and Africa	174.6	141.6
Asia-Pacific	231.7	174.4
Total revenue	$2,004.8	$1,571.4
(1) Includes $1,581.5 million and $1,232.8 million revenue generated from the U.S. for the three months ended March 31, 2025 and March 31, 2024, respectively.
    Long-lived assets, net, excluding intercompany receivables, investments in subsidiaries, privately-held equity investments and deferred tax assets, by location are summarized as follows (in millions):

	March 31, 2025	December 31, 2024
United States	$108.3	$83.5
International	15.6	15.3
Total	$123.9	$98.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
    You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K filed with the SEC on February 18, 2025. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
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
The markets for cloud networking solutions are highly competitive and characterized by rapidly changing technology, changing end-customer needs, evolving industry standards, frequent introductions of new products and services, and industry consolidation. We expect competition to intensify in the future as the market for cloud networking expands and existing competitors and new market entrants introduce new products or enhance existing products. Our future success is dependent upon our ability to continue to evolve and adapt to our rapidly changing environment. We must also continue to develop market-leading products and software features that address the changing needs of our existing and new customers, and increase sales in the cloud, AI and enterprise data center Ethernet switching/routing markets, and campus workspace markets. We believe one of our greatest strengths lies in our ability to rapidly develop new features and applications. In addition, we intend to continue expanding our sales force and marketing activities in key geographies, as well as our relationships with channel, technology and system-level partners in order to reach new customers more effectively, increase sales to existing customers, and provide services and support. Furthermore, we expect to continue to make substantial investments to introduce new products and services and enhance the functionality of our existing cloud networking platform through investments in our research and development organization, and investments in or acquisitions of complementary companies, products and technologies to expand our product offerings and build upon our technology leadership.
The expansion of generative AI computing and distributed applications is further pushing the boundary of predictable scale and performance in the network. A common characteristic of these AI workloads is that they are both data and compute intensive. A typical AI workload involves large sparse matrix computations, distributed across hundreds or thousands of processors (CPU, GPU, TPU, etc.) with intense computations for a period of time and requires a high-bandwidth, scalable, lossless network in order to service these workloads. With the exponential growth of AI applications, the need for standardized transport like Ethernet becomes paramount, enabling a power-efficient interconnect while overcoming the complexities of traditional approaches. Our AI strategy is based on achieving two key objectives: (1) deliver network switching products intended to provide a robust interconnect that seamlessly links GPUs, compute and storage to deliver fast job completion time for training and generative AI workloads; and (2) offer customers the Arista Autonomous Virtual Assist ("AVATM") which uses natural processing language to provide AI-assisted outcomes for network operations, security and observability.
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
We believe an increased focus on the deployment of AI enabled solutions by our large customers has accelerated the need for advanced technology offerings including some offerings from potential new market entrants. This prioritization and acceleration of AI related infrastructure investment has at times come in conjunction with a reduction or changes in the mix of previously planned purchases and various cost reduction measures by these customers, including optimization and increased efficiency in non-AI related capital expenditures. In addition, although the focus on deployment of AI enabled solutions has driven increased demand for networking, the long-term trajectory is unknown. As such, demand estimates for our new products are difficult to forecast and can create volatility in our revenue. In some instances, such measures have had, and may continue to have, an impact on certain current or future projects and have reduced our visibility to customer demand and may result in a reduction or uncertainty in the timing of orders from these large customers and increase the risk of charges for excess and obsolete inventory. We remain in a period of new product introductions and expanded use cases, particularly in the AI Ethernet market. This has resulted in increased customer trials and contracts with acceptance periods, and an increase in the volatility and magnitude of our product deferred revenue balances, which in turn may create variability in our revenue results on a quarterly and annual basis. In addition, if we are not able to satisfy the requirements under customer trials or contracts with acceptance periods, we may be required to accept product returns from our customers, which would prevent us from recognizing revenue on such transactions and may result in the write-down of inventory.
Macroeconomic Update
    Global economic and business activities continue to face widespread macroeconomic uncertainties, including the effects of, among other things, inflation, monetary policy shifts, recession risks, potential supply chain disruptions, changes in government administration policy positions, and geopolitical pressures, including escalating international trade measures and tariff uncertainty.
    We are working closely with our contract manufacturers and suppliers to optimize our supply chain and production efforts in response to the uncertainty around international trade policy and tariff rates. While our supply chain has currently not experienced a significant disruption as a result of the recent trade measures, the extent of such policies and tariffs that will ultimately be implemented is unknown at this time, and the future impact to our supply chain and cost of our products is uncertain. We continue to ship products against previously committed demand/deployment plans and accelerate some deployments where needed, while trying to balance our customers' requirements and lead times with the availability of key components and products and lead times of our key suppliers and contract manufacturers. As a result, some shipments against these previously committed demand/deployment plans have extended into 2025. Given the timing and prioritization of customer orders and shipment patterns, as well as the timing and outcome of customer trials and contracts with acceptance periods, near term revenue trends may not be reflective of current demand levels, and as discussed above will also benefit from demand/deployment plans that have been previously committed. We expect that our inventory and purchase commitments will remain volatile as we ramp new product introductions. The magnitude of these balances, combined with a reduction in customer demand-planning horizons and shifting customer product priorities, has resulted in an increased risk that we may not be able to sell all of this inventory, which in turn has resulted in additional excess and obsolete inventory and supplier liability charges. In addition, inflation pressure in our supply chain and scarcity of some materials needed to build our products have increased our cost of revenue and have impacted, and may continue to negatively impact our gross margin. These cost pressures may be increased if escalating tariff and non-tariff international trade measures continue to affect our supply chain. We also may not be able to fully mitigate the cost impacts of escalating tariff and non-tariff international trade measures or be able to pass on the full burden of the increase in trade-related costs to our customers, which could further negatively impact our gross margin. While we have seen improvements in our supply chain and manufacturing operations, any remaining or new supply chain and manufacturing related constraints could negatively impact our business in future periods.
Management continues to actively monitor the impact of macroeconomic factors on the Company's financial condition, liquidity, operations, suppliers, industry, and workforce. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, the impact on our customers, partners, employees, contract manufacturers and supply chain, all of which continue to evolve and are unpredictable. In addition, any continued or renewed disruption in manufacturing and supply and uncertainty about international trade policy and tariff rates could negatively impact our business, and as a result we may face challenges in implementing countermeasures and responding to these changing trading conditions. Furthermore, any prolonged economic disruptions or further deterioration in the global economy could have a negative impact on demand from our customers in future periods, particularly in the enterprise market where we are continuing to expand our penetration. Accordingly, current results and financial conditions discussed herein may not be indicative of future operating results and trends.

Results of Operations
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Revenue, Cost of Revenue and Gross Margin (in millions, except percentages)

	Three Months Ended March 31,
	2025	2024	Change in
	$	$	$	%
Revenue
Product	$1,692.5	$1,328.8	$363.7	27.4%
Service	312.3	242.6	69.7	28.7
Total revenue	2,004.8	1,571.4	433.4	27.6
Cost of revenue
Product	672.7	521.7	151.0	28.9
Service	56.0	48.3	7.7	15.9
Total cost of revenue	728.7	570.0	158.7	27.8
Gross profit	$1,276.1	$1,001.4	$274.7	27.4%
Gross margin	63.7%	63.7%

Revenue by Geography (in millions, except percentages)

	Three Months Ended March 31,
	2025	% of Total	2024	% of Total
Americas	$1,598.5	79.7%	$1,255.4	79.9%
Europe, Middle East and Africa	174.6	8.7	141.6	9.0
Asia-Pacific	231.7	11.6	174.4	11.1
Total revenue	$2,004.8	100.0%	$1,571.4	100.0%
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
    Product revenue increased by $363.7 million, or 27.4% for the three months ended March 31, 2025, compared to the same period in 2024. This increase reflects increased demand for our switching and routing platforms across our customer base. In addition, service revenue increased by $69.7 million, or 28.7% for the three months ended March 31, 2025, compared to the same period in 2024, as a result of continued growth in initial and renewal support contracts as our customer installed base has continued to expand. International revenue represented 20.3% of total revenue for the three months ended March 31, 2025, increasing from 20.1% for the same period in the prior year, which was primarily influenced by changes in the geographic mix of sales to our large global customers.
Cost of Revenue and Gross Margin
    Cost of product revenue primarily consists of amounts paid for inventory to our third-party contract manufacturers and merchant silicon vendors, overhead costs of our manufacturing operations, including freight, and other costs associated with manufacturing our products and managing our inventory and supply chain, including costs related to tariffs on our products that are manufactured internationally. Cost of service revenue primarily consists of personnel and other costs associated with our global customer support and services organizations.
    Cost of revenue increased by $158.7 million, or 27.8% for the three months ended March 31, 2025, compared to the same period in 2024. These increases were primarily driven by a corresponding increase in product and service revenues.
    Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including pricing pressure on our products and services due to competition, the mix of sales to large end customers who generally receive lower pricing, the mix of products sold, manufacturing-related costs, including costs associated with supply chain sourcing activities, merchant silicon costs, and excess/obsolete inventory charges, including charges for excess/obsolete component inventory held by our contract manufacturers and suppliers. We expect our gross margin to fluctuate over time depending on the factors described above and may be adversely impacted by unpredictable international trade policy and tariff rates.
    Gross margin was 63.7% for the three months ended March 31, 2025, consistent with the amount in the same period in 2024.
Operating Expenses (in millions, except percentages)
    Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The largest component of our operating expenses is personnel costs. Personnel costs consist of wages, benefits, bonuses and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation and travel-related expenses.

	Three Months Ended March 31,
	2025	2024	Change in
	$	$	$	%
Operating expenses:
Research and development	$266.4	$208.4	$58.0	27.8%
Sales and marketing	116.6	105.1	11.5	10.9
General and administrative	34.3	27.7	6.6	23.8
Total operating expenses	$417.3	$341.2	$76.1	22.3%
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
    Research and development expenses increased by $58.0 million, or 27.8% for the three months ended March 31, 2025, compared to the same period in 2024. The increase was primarily driven by a $25.1 million increase in personnel costs due to headcount growth, and a $19.3 million increase in new product introduction costs, including non-recurring engineering costs as we expand our product portfolio.
Sales and marketing
    Sales and marketing expenses consist primarily of personnel costs, marketing, trade shows, and other promotional activities, and an allocated portion of facility and IT costs. We expect our sales and marketing expenses to increase in absolute dollars as we continue to expand our sales and marketing efforts worldwide.
    Sales and marketing expenses increased by $11.5 million, or 10.9% for the three months ended March 31, 2025, compared to the same period in 2024, which was primarily driven by increased personnel costs due to headcount growth.
General and administrative
    General and administrative expenses consist primarily of personnel costs and professional services costs for our finance, human resources, legal and certain executive functions. Our professional services costs are primarily related to external legal, accounting and tax services.
    General and administrative expenses increased by $6.6 million, or 23.8% for the three months ended March 31, 2025, compared to the same period in 2024, impacted by an increase in personnel costs.
Other Income (Expense), Net (in millions, except percentages)
    Other income (expense), net consists primarily of interest income from our cash, cash equivalents and marketable securities. We expect other income (expense), net may fluctuate in the future as a result of changes in interest rates and changes in our cash, cash equivalents and marketable securities balances.

	Three Months Ended March 31,
	2025	2024	Change in
	$	$	$	%
Other income (expense), net:
Interest income	$90.2	$63.8	$26.4	41.4%
Other income (expense), net	6.0	(1.2)	7.2	600.0
Total other income (expense), net	$96.2	$62.6	$33.6	53.7%
    The favorable movement in other income (expense), net, during the three months ended March 31, 2025 compared to the same period in 2024 was primarily driven by increased interest income of $26.4 million due to an increase in our cash and marketable securities balances.
Provision for Income Taxes (in millions, except percentages)
    We operate in a number of tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may also be subject to U.S. income tax. Generally, our U.S. tax obligations are reduced by a credit for foreign income taxes paid on these foreign earnings, which avoids double taxation. Our tax expense to date consists of federal, state and foreign current and deferred income taxes.

	Three Months Ended March 31,
	2025	2024	Change in
	$	$	$	%
Income before income taxes	$955.0	$722.8	$232.2	32.1%
Provision for income taxes	141.2	85.1	56.1	65.9%
Effective tax rate	14.8%	11.8%
    The increase in the effective tax rates in the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to a decrease in the proportion of tax benefits attributable to equity-based compensation versus total pre-tax income.
Liquidity and Capital Resources
    Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of March 31, 2025, our total balance of cash, cash equivalents and marketable securities was approximately $8.1 billion, of which approximately $796.4 million was held outside the U.S. in our foreign subsidiaries.
    Our cash, cash equivalents and marketable securities are held for general business purposes, including the funding of working capital. Our marketable securities investment portfolio is primarily invested in highly-rated securities, with the primary objective of minimizing the potential risk of principal loss. We plan to continue to invest for long-term growth. We believe that our existing balances of cash, cash equivalents and marketable securities, together with cash generated from operations, will be sufficient to meet our working capital requirements and our growth strategies for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced product and service offerings, our costs associated with supply chain activities, including access to outsourced manufacturing, our costs related to investing in or acquiring complementary or strategic businesses and technologies, the continued market acceptance of our products, stock repurchases, and capital expenditures, including the planned construction of a building for office, lab and data center space. In addition, we expect that our inventory and purchase commitments will remain volatile as we ramp new product introductions. In particular, we have increased our purchase commitments to respond to the rapid deployment of AI networks and reduce overall lead times which may increase our working capital requirements. If we require or elect to seek additional capital through debt or equity financing in the future, we may not be able to raise capital on terms acceptable to us or at all. If we are required and unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.

Cash Flows (in millions)

	Three Months Ended March 31,
	2025	2024
Cash provided by operating activities	$641.7	$513.8
Cash used in investing activities	(765.9)	(295.6)
Cash used in financing activities	(793.8)	(63.1)
Effect of exchange rate changes	0.7	(1.6)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(917.3)	$153.5
Cash Flows from Operating Activities
    During the three months ended March 31, 2025, cash provided by operating activities was $641.7 million, consisting of net income of $813.8 million, offset by a net increase of $159.7 million in working capital requirements. The increase in working capital requirements primarily consisted of an increase in accounts receivable of $295.4 million due to increased product and service billings, a $173.3 million decrease in other liabilities primarily due to timing of inventory-related receipts and payments, a $122.7 million increase in inventory and $113.7 million increase in other assets driven by increased deferred cost of sales associated with higher product revenue deferrals. These cash outflows were partly offset by a $241.3 million increase in income tax payables related to timing of payments, and an increase in deferred revenue of $297.4 million primarily resulting from an increase in customer PCS contracts and an increase in product deferred revenue related to customer contracts with acceptance terms.
    During the three months ended March 31, 2024, cash provided by operating activities was $513.8 million, consisting of net income of $637.7 million, non-cash adjustments to net income of $7.2 million and offset by a net increase of $131.1 million in working capital requirements. The non-cash adjustments to net income were driven by stock-based compensation and depreciation and amortization, largely offset by an increase in deferred taxes primarily due to the capitalization of research and development costs under Section 174 of the Internal Revenue Code ("IRC"). The increase in working capital requirements primarily consisted of a $207.2 million decrease in accounts payable primarily due to timing of payments, an $80.0 million increase in inventory and an increase in accounts receivable of $65.5 million. These cash outflows were partly offset by a $157.5 million increase in income tax payables related to timing of payments, and an increase in deferred revenue of $157.0 million primarily resulting from an increase in customer PCS contracts, partly offset by a reduction in product deferred revenue related to customer contracts with acceptance terms, and a $38.1 million decrease in prepaid and other assets.
Cash Flows from Investing Activities
    During the three months ended March 31, 2025, cash used in investing activities was $765.9 million, consisting of purchases of marketable securities of $1,545.5 million. These amounts were partially offset by proceeds from maturities and sales of marketable securities of $808.0 million.
    During the three months ended March 31, 2024, cash used in investing activities was $295.6 million, consisting of purchases of marketable securities of $912.4 million, and purchases of property and equipment of $9.4 million. These amounts were partially offset by proceeds from maturities and sales of marketable securities of $627.2 million.
Cash Flows from Financing Activities
    During the three months ended March 31, 2025, cash used in financing activities was $793.8 million, consisting of payments for repurchases of our common stock from the open market of $787.1 million.
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
Stock Repurchase Programs
    From time to time, we repurchase shares of our common stock pursuant to repurchase programs that are funded from working capital. Our current repurchase program (the "Existing Repurchase Program") allows for stock repurchases of up to $1.2 billion through May 2027. In May 2025, our board of directors authorized and announced a new $1.5 billion stock repurchase program (the “New Repurchase Program” and together with the Existing Repurchase Program, the "Repurchase Programs"). The Repurchase Programs do not obligate us to acquire any of our common stock and may be suspended or discontinued by the Company at any time without prior notice. During the three months ended March 31, 2025, we repurchased a total of $787.1 million of our common stock under our Existing Repurchase Program. As of March 31, 2025, the remaining authorized amount for repurchases under the Existing Repurchase Program was $133.9 million. In April 2025, we repurchased an additional $100.0 million of our common stock authorized under the Existing Repurchase Program. Refer to Note 6. Stockholders' Equity and Stock-Based Compensation of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for further discussion.
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
    Our material cash requirements include the following contractual and other obligations:
Purchase Obligations
    Purchase obligations not recorded on our balance sheet represent an estimate of all non-cancellable open purchase orders and contractual obligations, made either directly by Arista or by our contract manufacturers on our behalf, in the ordinary course of business for which we have not received the goods or services. As of March 31, 2025, we had $3.5 billion of such purchase obligations, of which $3.0 billion are expected to be received within one year, and $0.5 billion are expected to be received after one year. These open purchase orders are considered enforceable and legally binding, and while we may have some limited ability to reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services, this can only occur with the agreement of the related supplier.
Property project
During the year ended December 31, 2021, we purchased land and the improvements thereon in Santa Clara, California to construct a building for office, lab and data center space. The estimated remaining capital expenditures related to this project are expected to be approximately $215.0 million to $240.0 million for the next two years, with construction expected to be completed by the end of fiscal 2026.

    Off-balance Sheet Arrangements
    As of March 31, 2025, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Estimates
    Our management’s discussion and analysis of financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected. We believe the critical accounting estimates in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K filed with the SEC on February 18, 2025 reflect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There have been no significant changes to our critical accounting estimates as disclosed in our Annual Report on Form 10-K.
Recent Accounting Pronouncements
    Refer to the subheading titled “Recent Accounting Pronouncements Not Yet Effective” in Note 1. Organization and Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
    We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates, and equity investment risk. Our exposure to market risk has not changed materially since December 31, 2024. For quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
    Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
    There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, that occurred during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risk Factors Summary
Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to, the following:
Risks Related to Our Business and Industry
•escalated or escalating U.S. tariffs as well as countermeasures taken by affected countries, may have a negative effect on global economic conditions, financial markets and our business;
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
Risks Related to Accounting, Compliance, Regulation and Tax
•foreign investment laws and regulations, and other trade or regulatory barriers, may have a negative effect on global economic conditions, financial markets and our business;
•enhanced import/export restrictions, such as enhanced export controls the United States has adopted targeting trade with China, as well as countermeasures taken by affected countries may negatively affect our business;
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
Risks Related to Our Business and Industry
Escalated or escalating U.S. tariffs, as well as countermeasures taken by affected countries, may have a negative effect on global economic conditions, financial markets and our business.
Our products are primarily manufactured in Malaysia, Vietnam, and Mexico, and we also procure a limited number of products directly from China. In addition, our contract manufacturing partners procure some components from China for use in the manufacturing of our products. Because our products are primarily manufactured internationally, the import of our products into the United States may be affected by changes in applicable tariff policies.
In 2018, the Office of the U.S. Trade Representative ("USTR") enacted various Section 301 tariffs of 7.5%, 10%, 15% and 25% on certain imports into the U.S. from China, including communications equipment products and components manufactured and imported from China. USTR has continued to expand these Section 301 tariffs, which now rise up to 100% on certain products. In addition, since March 2025, the United States has imposed an additional 20% tariff on most products of China pursuant to an executive order.
In February 2025, the U.S. government also scheduled 25% tariffs to be imposed on products of Canada and Mexico pursuant to a separate executive order, with lower tariffs applicable to energy, energy resources, and potash (the “Canada-Mexico Tariffs”), which took effect in March 2025. These 25% tariffs currently do not apply to -United States-Mexico-Canada Agreement (“USMCA”) qualifying goods. As of May 2025, our products manufactured in Mexico are primarily USMCA qualifying and are not impacted by the Canada-Mexico Tariffs.
Since April 2025, pursuant to additional executive orders, the U.S. government imposed an additional 125% tariff on products of China (in addition to Section 310 tariffs and 20% tariffs listed above) and an additional 10% baseline tariff on products of U.S. trading partners other than China, Canada, Mexico, or countries with which the U.S. does not have normal trade relations (collectively, the “Reciprocal Tariffs”). The U.S. government scheduled Reciprocal Tariffs for these other U.S.

trading partners currently subject to the baseline tariffs based upon the trade imbalance between the U.S. and such other U.S. trading partners that, in many cases, are higher than the baseline 10%; however, the U.S. government paused these additional, higher Reciprocal Tariffs until July 2025 (except with respect to China). Additionally, the Reciprocal Tariffs exempt some products, including certain semiconductors, computers, consumer electronics, and items covered under a Section 232 tariff order or which become covered under a Section 232 tariff order. As of May 2025, most of our products manufactured in Malaysia and Vietnam are items currently excluded from the scope of the Reciprocal Tariffs and therefore not impacted by the tariffs levied in that order. Other products may be impacted by the Reciprocal Tariffs.
Some of our products may also be within the scope of one or more pending Section 232 investigations by the U.S. Department of Commerce, including an investigation into semiconductors and an investigation into processed critical minerals and derivative products, including various electronics items; once these investigations are complete, the U.S. government may place additional tariffs on these items.
In response to these and other U.S. measures, China, Canada, or other countries have taken a range of retaliatory measures. These include the imposition of retaliatory tariffs on certain U.S.-origin goods; the implementation of new export controls by China on various critical minerals, including rare earths metals; the scheduling of further retaliatory tariff measures; and other actions.
There is currently significant uncertainty about the future relationship between the United States, and various other countries, most significantly China, with respect to tariffs and trade policies. The situation regarding these tariffs and trade policies has been fluid and tariffs are subject to further changes. This risk may be particularly acute should the trade tensions between the U.S. and other countries worsen. The recent U.S. government executive orders imposing these tariffs also include provisions allowing for further escalation of U.S. tariffs in the event affected countries retaliate, and these provisions have already been invoked in response to retaliation taken by China. Continued escalations could result in the imposition of extreme tariff or non-tariff measures, which may lead to a breakdown in international supply chains due to increased tariff costs and disruptions in the availability of goods.
An increase in trade-related costs associated with these tariff actions may impair the profitability of such international production, may strain our suppliers’ ability to provide inputs necessary for the production of these items, and may otherwise affect our manufacturing partners’ ability to provide our products at previously contracted prices. We also may not be able to pass on the full burden of the increase in trade-related costs to our partners and/or customers which could impact our profitability and/or our competitiveness. We believe we can adjust our supply chain and manufacturing practices to partially mitigate the impact of the tariffs and any impact on the supply chain of components sourced from affected countries, but our efforts may not be successful, there can be no assurance that we will not experience a disruption in our business related to these or other changes in trade practices and the process of changing suppliers in order to mitigate any such tariff costs could be complicated, time-consuming, and costly.
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
Tariffs may also cause customers to delay or to request an expedition for their orders as they evaluate where to take delivery of our products in connection with their efforts to mitigate their own tariff exposure. Such delays or expeditions create forecasting difficulties for us and increase the risk that orders might be canceled or might never be placed. Current or future tariffs may also negatively impact our customers' sales, thereby causing an indirect negative impact on our own sales. Even in the absence of further tariffs, the related uncertainty and the market's fear of an escalating trade tensions and related macroeconomic effects might cause our distributors and customers to place fewer orders for our products, which could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.
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
As a consequence of the concentrated nature of our customer base and their purchasing behavior, our quarterly revenue and results of operations have fluctuated from quarter to quarter and are difficult to estimate and we expect the fluctuations to continue. Changes in the business requirements or focus, upgrade cycles, vendor selection, project prioritization, manner in which spending allocations are assigned among multiple vendors based upon specific network roles or projects, financial prospects, lack of growth of our large customers, capital resources and expenditures or purchasing behavior and deceleration in spending of these customers could significantly decrease our sales to such customers or could lead to delays, reductions or cancellations of planned purchases of our products or services. In addition, an increased focus on the deployment of AI enabled solutions by these customers has accelerated the need for advanced technology offerings including some offerings from potential new market entrants. This prioritization of AI related infrastructure investment has at times come in conjunction with the announcement of various cost reduction measures by such customers, including optimization and increased efficiency in non-AI related capital expenditures. In addition, although the focus on deployment of AI enabled solutions has driven increased demand for networking, the long-term trajectory is unknown. As such, demand estimates for our new products are difficult to forecast and can create volatility in our revenue. In some instances, such measures have had, and may continue to have, an impact on certain current or future projects and have reduced our visibility to customer demand and may result in a reduction or uncertainty in the timing of orders from these large customers, which may negatively impact our revenue and increase the risk of excess and obsolescence charges on our products. In addition, we remain in a period of new product introductions and expanded use cases, particularly in the AI Ethernet market. This has resulted in increased customer trials and contracts with acceptance periods, and an increase in the volatility and magnitude of our product deferred revenue balances, which in turn may create variability in our revenue results on a quarterly and annual basis. Furthermore, if we are not able to satisfy the requirements under customer trials or contracts with acceptance periods, we may be required to accept product returns from our customers, which would prevent us from recognizing revenue on such transactions and may result in the write-down of inventory.
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
Our business depends on the overall demand for information technology, network connectivity and access to data and applications. Weak domestic or global economic conditions and continuing economic uncertainty, fear or anticipation of such conditions, a recession, geopolitical pressures, including international trade disputes, tariff policies and changes in tariff policies, global pandemics, or a reduction in information technology and network infrastructure spending or a deterioration of the financial performance, condition or prospects of our customers, could adversely affect our business, financial condition, results of operations and prospects in a number of ways, including longer sales cycles, reduced demand or lower prices for our products and services, higher default rates among our channel partners, reduced unit sales and lower or no growth. In addition, the global macroeconomic environment has been negatively affected by, among other things, the uncertainty in the global banking and financial services markets, epidemics, instability in global economic markets, changes in government administration and policy positions, increased uncertainty associated with recent scheduled, and/or anticipated increases in trade tariffs in the context of escalated and unresolved trade disputes and tensions between the U.S., the European Union, China, Mexico, Canada and other countries where we manufacture our products including Malaysia and Vietnam, inflationary pressures, higher interest rates, instability in the global credit markets, the impact and uncertainty regarding global central bank monetary policy, instability in the geopolitical environment, the Russia-Ukraine and Israel-Hamas conflicts, political tensions between Taiwan and China, political demonstrations, and foreign governmental debt concerns which have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets. While some of our customers may be adversely affected by negative macroeconomic conditions, the impact may be particularly significant in our enterprise market where we are seeking to increase our penetration into this market. A government shutdown or a default by the U.S. government on its debt obligations, or related credit-rating downgrades could also have adverse effects on the broader global economy and contribute to, or worsen, an economic recession. We believe that any extended or renewed economic disruptions or deterioration in the global economy could have an adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations. For example, if banks or other financial institutions with whom we have banking relationships or whose corporate bonds are held in our marketable securities investment portfolio, enter receivership or become insolvent in the future, we may be unable to access, and we may lose some of our existing cash, cash equivalents and investments to the extent those funds are not insured or otherwise protected by the FDIC. In addition, in such circumstances we might not be able to timely pay key vendors and others. We regularly maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. Any delay in our ability to access our cash, cash equivalents and investments (or the loss of such funds) or to timely pay key vendors and others could have a material adverse effect on our operations and cause us to need to seek additional capital sooner than planned.
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
Generally, we do not have guaranteed supply contracts with our component suppliers, and our suppliers have, or in the future could continue to, suffer shortages, require longer lead times, delay shipments, prioritize shipments to other vendors, reject orders, decommit orders, increase prices, impose expedite fees or cease manufacturing such products or selling them to us at any time. Supply of these components worldwide was and could continue to be adversely affected by supply constraints, as well as industry consolidation and geopolitical conditions such as international trade restrictions and increased political tensions. Such shortages, increased component lead times, reduced allocations of components and rejections or decommitments of orders have resulted in and may continue to result in increased component prices, fewer sourcing options, unpredictability of supply, prolonged manufacturing disruptions and increased product lead times, which has impacted and may in the future adversely impact our revenue and gross margins.
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
Our results of operations have historically varied from period to period, and we expect that this trend will continue. As a result, you should not rely upon our past financial results for any period as indicators of future performance. Our results of operations in any given period have been and could continue to be influenced by a number of factors, many of which are outside of our control and may be difficult to predict, including:
•general economic conditions, both domestically and in foreign markets, and disruptions in our business and the markets due to, among other things, recessionary risks and a global economic downturn, international trade tensions and tariff policies, higher interest rates, monetary policy shifts, inflationary pressures, supply chain and labor shortages, changes in government administration, the recent banking crisis, and geopolitical pressures;
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
•shortages in supply for semiconductors and other components, and China's controls on the use of certain products and on the export of rare earth and other critical minerals used in the manufacturing of semiconductors and other components
•increased expenses resulting from increases in component, production and logistics costs resulting from factors such as global inflationary pressures, or the tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the recent tariffs implemented by the U.S. government on various imports from China, Canada, Mexico, and most other U.S. trading partners;
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
•disruptions caused by pandemics, and the government restrictions in response to pandemics;
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
We remain in a period of new product introductions and expanded use cases, particularly in the AI Ethernet market. This has resulted in increased customer trials and contracts with acceptance periods, and an increase in the volatility and magnitude of our product deferred revenue balances, which in turn may create variability in our revenue results on a quarterly and annual basis. In addition, if we are not able to satisfy the requirements under customer trials or contracts with acceptance periods, we may be required to accept product returns from our customers, which would prevent us from recognizing revenue on such transactions and may result in the write-down of inventory.
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
Developing our products is expensive, and the investment in product development typically involves a long payback cycle. We expect to continue to make substantial investments to introduce new products and services and enhance the functionality of our existing cloud networking platform through investments in our research and development organization, and investments in or acquisitions of complementary companies, products and technologies to expand our product offerings and build upon our technology leadership. We expect that our results of operations will be impacted by the timing and size of these investments. These investments may take several years to generate positive returns, if ever.
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
We expect our gross margins to vary over time and the gross margins we have achieved in recent years may not be sustainable and may be adversely affected in the future by numerous factors, including but not limited to pricing pressure on our products and services due to competition, the ability of more fully integrated competitors to bundle their networking products with other products, or utilize proprietary silicon in their products, the mix of sales to large customers who generally receive lower pricing, the mix of products sold, manufacturing-related costs, including costs associated with sourcing key components from sole or limited suppliers and potential changes to our manufacturing and supply chain to respond to international trade tensions, supply chain sourcing activities, merchant silicon costs, excess/obsolete inventory and supplier liability charges, and fees to expedite supplier components and costs related to tariffs from our products that are manufactured internationally. In addition, other factors that may impact our gross margins over time include the introduction of new products and new business models including the sale and delivery of more software and subscription solutions, entry into new markets or growth in lower margin markets, entry in markets with different pricing and cost structures, pricing discounts given to customers, costs associated with defending intellectual property rights infringement, misappropriation or other violation claims and the potential outcomes of such disputes, increased costs arising from epidemics, changes in distribution channels, increased warranty costs, and our ability to execute our operating plans. In addition, inflationary pressures and shortages have increased and may continue to increase costs for certain materials, components, supplies and services. As a result of cost inflation in our supply chain, we have implemented targeted price increases from time to time. However, these price increases could result in a decrease in demand for our products which would decrease revenue. In addition, if business were subject to sustained economic stress or recession, many of the risk factors identified in this risk factors section could be heightened. We determine our operating expenses largely on the basis of anticipated revenue and a high percentage of our expenses are fixed in the short and medium term. As a result, a failure or delay in generating or recognizing revenue could cause significant variations in our operating results and operating margin from quarter to quarter. Failure to sustain or improve our gross margins reduces our profitability and may have a material adverse effect on our business and stock price.
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
•deterioration of political relations between the U.S. and China, Canada, Mexico, Russia and the EU including increased trade and tariff related disputes between the U.S. and these and other countries or regions, which could have a material adverse effect on our sales as well as our manufacturing operations and supply chain in these countries;
•fluctuations in exchange rates between the U.S. dollar and foreign currencies where we do business;
•general economic and political conditions in these foreign markets;
•global macroeconomic conditions, including recessionary cycles;
•risks associated with U.S. and foreign legal requirements, including those relating to anti-corruption, anti-bribery, foreign investment, telecommunications, cybersecurity, supply chain integrity, privacy, data protection and the importation, certification and localization of our products in foreign countries;
•risks associated with government trade restrictions, including those which may impose restrictions, including prohibitions on the exportation, re-exportation, sale, shipment or other transfer of programming, technology, components, and/or services to foreign persons;
•changes in trade controls, economic sanctions, foreign investment laws and regulations, or other international trade regulations, which have in general recently trended toward increasing breadth and complexity of controls, and which may affect our ability to import or export our products to and from various countries;
•risks of unexpected changes in regulatory practices, tariffs and tax laws and treaties;

•possible deterioration in relations between Taiwan and China, and other factors affecting military, political, or economic conditions in Taiwan or elsewhere in Asia;
•issues related to cloud-specific and/or AI regulatory requirements in certain countries, including the US, UK, EU and Asia-Pacific countries;
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
New and changing laws, regulations, executive orders, directives, and enforcement priorities can adversely affect the Company’s business by increasing the Company’s costs, limiting the Company’s ability to continuously navigate global supply chain options in lieu of optimizing tariff outcomes, offer a product or service to customers in a timely manner, impacting customer demand for the Company’s products and services, and requiring changes to the Company’s business or supply chain. New and changing laws, regulations, executive orders, directives, and enforcement priorities can also create uncertainty about how such laws and regulations will be interpreted and applied.
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
Our sales contracts are primarily denominated in U.S. dollars, and therefore, substantially all of our revenue is not subject to foreign currency risk; however, an increase in the U.S. dollar could result in an increase in the cost of our products to our customers outside of the U.S., which could adversely affect our business, financial condition, results of operations and prospects. In addition, a decrease in the value of the U.S. dollar relative to foreign currencies could increase our product and operating costs in foreign locations. Further, a portion of our operating expenses is incurred outside the U.S., is denominated in foreign currencies and is subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with the currency fluctuations, our business, financial condition, results of operations and prospects could be adversely affected.
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
Managing our manufacturing capacity and extended supply chain is complex, and our inventory management systems and related supply-chain visibility tools may not enable us to effectively manage the supply of our products and product components. Our ability to manage our supply chain has also and could continue to be adversely affected by other factors including geopolitical conditions such as international trade tensions between the U.S. and China, Canada, Mexico, the European Union and other countries where we manufacturing our products including Malaysia and Vietnam, the Russia-Ukraine conflict and related economic sanctions against Russia, the Israel-Hamas conflict, and political tensions between China and Taiwan. Global geopolitical and macroeconomic uncertainties have resulted in prolonged manufacturing and supply chain disruptions, including temporary closures of certain manufacturing and supplier facilities particularly within China and controls on certain supplies including China's restrictions in the use of Micron products and its controls on metals used in semiconductor manufacturing such as gallium and germanium which, in turn, have caused and may continue to cause shortages of, and extended lead times for, components used to manufacture our products, increases in the prices for such components, a reduction, unpredictability or interruption of supply, prioritization of component shipments to other vendors and decommitments of orders. In addition, China imposed additional export controls on critical metals including tungsten, tellurium, bismuth, molybdenum, and indium (and related compounds) in February 2025 and further increased the scope of its export controls in April 2025 as part of its response to the United States’s imposition of additional tariffs on products from China. Insufficient component supply, and increases in the time required to manufacture our products may lead to prolonged inventory shortages, manufacturing disruptions and increased customer lead times for our products that could result in increased cancellation of orders or loss of future sales opportunities altogether as potential customers turn to competitors’ products that are readily available. In addition, in order to meet customer lead times, we have, and may continue to expedite the supply of components and make incremental investments in our supply chain to increase our capacity for manufacturing products, which increases our product costs and negatively affects our gross margin.
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
From time to time, we are involved in legal proceedings relating to matters incidental to the ordinary course of our business, including patent, copyright, commercial, product liability, employment, class action, whistleblower and other litigation, in addition to governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability and/or require us to change our business practices. For example, we were previously involved in litigation with Cisco and OptumSoft. In addition, on November 25, 2020, WSOU filed a lawsuit against us in the Western District of Texas asserting that certain of our products infringe three WSOU patents. WSOU's allegations are directed to certain features of our wireless and switching products. WSOU seeks remedies including monetary damages, attorney’s fees and costs. On February 4, 2021, we filed an answer denying WSOU's allegations. On November 5, 2021, the case was transferred to the Northern District of California. On March 30, 2022, WSOU dismissed one of the patents with prejudice, removing Arista wireless products from those accused of infringement. On July 1, 2022, the court stayed the case pending the resolution of an inter partes review of one of the patents-in-suit. On May 30, 2023, the US Patent Trial and Appeal Board (“PTAB”) ruled all challenged claims in the inter partes review unpatentable, and this ruling was upheld by the Federal Circuit on March 10, 2025. The district court case remains stayed pending appeal and/or final resolution of the PTAB ruling as of the date of this filing. We intend to vigorously defend against the claims brought against us by WSOU. However, we cannot be certain that any of WSOU's claims will be resolved in our favor, regardless of the merits of those claims. Any adverse litigation ruling could result in a significant damages award against us and injunctive relief.
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
Risks Related to Accounting, Compliance, Regulation and Tax
Foreign investment laws and regulations, and other trade or regulatory barriers, may have a negative effect on global economic conditions, financial markets and our business.

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
Enhanced U.S. trade restrictions affecting China and other countries, including export controls, import regulations, and foreign investment regulations, as well as countermeasures taken by affected countries may have a negative effect on global economic conditions, financial markets and our business.
Over the past several years, the U.S. government has enacted a series of international trade restrictions affecting China and other countries which have included export controls, import regulations and foreign investment regulations. For example, the U.S. has added additional entities, from China and elsewhere, to restricted party lists impacting the ability of U.S. companies to provide products, and in certain cases services, to these entities and, in some cases, receive products or services from these entities. The U.S. has also enacted controls restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, and supercomputing to China without an export license. In 2023 and 2024, the U.S. government expanded the list of advanced integrated circuits ("ICs") subject to heightened export controls, including certain hardware containing these specified ICs, expanded the list of countries that require export authorization for such items, and added new restrictions based on the headquarters location of the parties involved. Proposed Regulations further expanding the controls to impose a worldwide licensing requirement on certain ICs and computing resources that are used for training of AI models are currently in effect and have a scheduled compliance date of May 15, 2025, after which time companies may be subject to further enforcement; as of May 2025, it is unclear whether or how the U.S. government may amend these regulations. The U.S. government also continues to expand the scope of restrictions on the development or production of advanced ICs and certain semiconductor manufacturing equipment, and the restrictions on supercomputing, in China and other countries.
Due to concerns with products and services from certain semiconductor, telecommunications and video providers based in China, U.S. Congress has also enacted bans on the use of certain Chinese-origin components or systems either in items sold to the U.S. government or, in some cases, in the internal networks of government contractors and subcontractors (even if those networks are not used for government-related projects).
Further, the U.S. government has imposed trade restrictions to address international human rights abuses. For example, in June 2022, the import restrictions contained in the Uyghur Forced Labor Prevention Act ("UFLPA") became effective. The UFLPA creates a rebuttable presumption that any goods mined, produced or manufactured, wholly or in part in the Xinjiang Uyghur Autonomous Region (“XUAR”) of China, or produced by a UFLPA-listed entity, were made with forced labor and would therefore not be entitled to entry at any U.S. port. Importers may be required to present clear and convincing evidence that such goods are not made with forced labor. While we do not source items from the XUAR or from UFLPA-listed parties, and we have increased our supply chain diligence, there is risk that our ability to import components and products may be adversely affected by the UFLPA.
The U.S. government also recently introduced regulations that require notification of or prohibit certain transactions by the Company with entities in China or with linkages to China. These regulations could apply to certain intracompany activities with our China and Hong Kong subsidiaries or other activities with entities in China or with linkages to China. These regulations could also limit the ability of others to transact certain business with the Company if those transactions involve or benefit, directly or indirectly our operations in China. Where these new rules apply to a given transaction, it might limit our ability to carry out our long-term business strategy.
These controls or any additional restrictions may impact our ability to export certain products to China or other countries, prohibit us from selling our products to certain of our customers, restrict our ability to use certain ICs in our products, impact our suppliers who may utilize facilities or equipment described in these controls, or impact the cost of components or inputs used to produce our products. These measures may also increase in response to certain geopolitical events, such as the recent international trade tensions or if the relationship between the U.S. and China or between China and Taiwan otherwise deteriorates.
The Chinese government has retaliated to, and may continue to retaliate to, these or other U.S. trade restrictions in ways that could impact our business. For example, China has announced controls on both the use of Micron products and export license requirements on certain materials used, among other things, in the production of semiconductors, optical components, and other electronic devices including germanium and gallium. China also has announced a new export control regime. Further, the Chinese government has responded to these U.S. actions by adding U.S. entities to an unreliable entity list, which limits the ability of companies on the list to engage in business with Chinese customers. These restrictions could disrupt the ability of China to produce semiconductors and other electronics, impact our ability to source components from China, or impact the cost of components or inputs used to produce our products.
Given the relatively fluid regulatory environment in China and the United States, there is uncertainty with how the U.S. government or foreign governments will act in response to changes in tariffs, trade policies, and foreign investment laws and regulations, which could directly and adversely impact our financial results and results of operations. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products may be subject to such actions or what actions may be taken by the other countries in retaliation. If these trade restrictions, including foreign investment restrictions, or trade barriers remain in place or if new trade restrictions or trade barriers are placed on products such as ours by U.S. or foreign governments, especially China, our costs may increase. If we are unable to obtain or use components for inclusion in our products, if component prices increase significantly or if we are unable to export or sell our products to any of our customers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.
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
Tax laws are dynamic and subject to change. Changes in tax laws and regulations and interpretations of such laws and regulations, including taxation of earnings outside of the U.S. may have adverse effects on our operating results and could impact the tax treatment of our earnings and cash and cash equivalent balances we currently maintain. Furthermore, due to shifting economic and political conditions, tax policies and rates in various jurisdictions, may be subject to significant change. The government administration may pass tax reform, which may include laws to address certain provisions of the 2017 Tax Cuts and Jobs Act expiring at the end of 2025. It is uncertain what proposals to reform U.S. tax laws might pass and whether such laws could increase or decrease the U.S. corporate tax rate or otherwise U.S. taxation of non-U.S. earnings. The Organization for Economic Cooperation and Development (“OECD”), comprising 38 international member countries, has introduced a global minimum tax initiative (“Pillar Two”), which has been adopted by members of the European Union ("EU"), among other jurisdictions. While the U.S. has not yet adopted Pillar Two, other OECD countries outside or the EU are actively considering changes to existing tax laws or have proposed new laws to align with the recommendations and guidelines proposed by the OECD, including Pillar Two. Enactment of such tax laws could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. We have assessed the impacts of these new laws on countries that we operate in and do not currently anticipate any material impacts on our effective tax rate. However, we cannot provide any assurance that there will not be a material impact to our effective tax rate in the future because of these developments or other proposed tax law changes.
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
Furthermore, certain export control and economic sanctions laws prohibit the shipment of certain products, technology, software and services to embargoed countries and sanctioned governments, entities, and persons. For example, following Russia’s invasion of Ukraine, the United States imposed restrictions on the import to the US of raw materials and goods from Russia and certain economic sanctions and export control restrictions against Russia, Belarus, regions of Ukraine, and certain Russian nationals and entities which required us, in many cases, to terminate business relationships in those countries. These sanctions and restrictions have continued to increase as the conflict has further escalated, and the United States and other countries could impose wider sanctions, export restrictions, and import prohibitions or take other actions in the future that could further impact our business. The U.S. government also continues to add additional entities, from China and elsewhere, to restricted party lists impacting the ability of U.S. companies to provide products, and in certain cases services, to these entities and, in some cases, receive products or services from these entities.
Additionally, the U.S. government continues to expand controls enacted in October 2022 restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, and supercomputing to China without an export license. In 2023 and 2024, the U.S. government expanded the list of advanced integrated circuits subject to heightened export controls, including certain hardware containing these specified integrated circuits, expanded the list of destinations requiring export authorization for such items, and added new restrictions based on the headquarters location of the parties involved. Proposed Regulations further expanding the controls to impose a worldwide licensing requirement on certain integrated circuits and computing resources that are used for training of AI models are currently in effect and have a scheduled compliance date of May 15, 2025, after which time companies may be subject to further enforcement; as of May 2025, it is unclear whether or how the U.S. government may amend these regulations. The U.S. government also continues to expand the scope of restrictions on the development or production of advanced integrated circuits and certain semiconductor manufacturing equipment, and the restrictions on supercomputing, in China and other countries. Other foreign governments may in turn impose similar or more restrictive controls. These controls or any additional restrictions may impact our ability to export certain products to China or other countries, prohibit us from selling our products to certain of our customers, restrict our ability to use certain ICs in our products, or impact our suppliers who may utilize facilities or equipment described in these controls.
It also is possible that the Chinese government will retaliate to these export controls in ways that could impact our business. For example, China has announced controls on both the use of Micron products and export license requirements on certain materials used, among other things, in the production of semiconductors, optical components, and other electronic devices including germanium and gallium. China also has announced a new export control regime. Further, the Chinese government has responded to U.S. actions by adding U.S. entities to an unreliable entity list, which limits the ability of companies on the list to engage in business with Chinese customers. These restrictions could disrupt the ability of China to produce semiconductors and other electronics and impact our ability to source components from China and could impact the cost of components or inputs used to produce our products.

Any deterioration in relations between Taiwan and China could lead to additional sanctions or export controls on China, on specific individuals or entities, or otherwise in the region which could impact our ability to sell to certain of our customers, source components from China, or otherwise negatively impact our business.
The United States may also continue to leverage the use of “secondary tariffs” and/or “secondary sanctions” to achieve certain foreign policy goals, or increase its enforcement of such tools, which may directly or indirectly affect our business (see also the “Escalating U.S. tax, tariff, import/export restrictions, and other trade or regulatory barriers, as well as countermeasures taken by affected countries, may have a negative effect on global economic conditions, financial markets and our business” risk factor above). Even though we take precautions to ensure that we and our channel partners comply with all relevant regulations, any failure by us or our channel partners to comply with such regulations could have negative consequences, including reputational harm, government investigations and penalties. In addition, economic sanctions that are vague and not subject to guidance by regulators lead to heightened compliance risk.
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
The trading price of our common stock has historically been and is likely to continue to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock. In addition, although the trading price of our common stock has increased significantly in recent years, it is uncertain to continue to increase at the same rate and it may decrease in the future. Factors that could cause fluctuations in the market price of our common stock include, but are not limited to, forward-looking statements related to future revenue, gross margins and earnings per share, changes or decreases in our growth rate, manufacturing, supply or distribution shortages or constraints, the decline in purchases from any of our large customers or the degradation in our relationships with any of our material vendors or partners, ratings changes by securities analysts, actual or anticipated announcements of new products by our company or our competitors, developments in the markets in which we operate, both in the U.S. and globally, litigation, actual or anticipated changes or fluctuations in our results of operations, regulatory developments, repurchases of our common stock, departures of key executives, the financial results or financial projections of our large customers, major catastrophic events, macroeconomic factors including changes in government administration, international trade tensions, inflation and interest rate fluctuations and other broad market and industry fluctuations.
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
We have adopted stock repurchase programs to repurchase shares of our common stock; however, any future decisions to reduce or discontinue repurchasing our common stock pursuant to such stock repurchase programs could cause the market price of our common stock to decline.
Although our board of directors has authorized stock repurchase programs, any determination to execute stock repurchases will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, market and business conditions, stock price, acquisition opportunities and other factors, as well as our board of director’s continuing determination that the repurchase programs are in the best interests of our shareholders and is in compliance with all laws and agreements applicable to the repurchase programs. Our stock repurchase programs do not obligate us to acquire any common stock. If we fail to meet any expectations related to stock repurchases, the market price of our common stock could decline, and could have a material adverse impact on investor confidence. Additionally, price volatility of our common stock over a given period may cause the average price at which we repurchase our common stock to exceed the stock’s market price at a given point in time.
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
Our directors, executive officers and each of our stockholders who own greater than 10% of our outstanding common stock together with their affiliates, in the aggregate, beneficially own approximately 17.9% of the outstanding shares of our common stock, based on shares outstanding as of March 31, 2025. As a result, these stockholders, if acting together, could exercise a significant level of influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
Our corporate headquarters and the operations of our key manufacturing vendors, logistics providers and partners, as well as many of our customers, are located in areas exposed to risks of natural disasters such as earthquakes and tsunamis, including the San Francisco Bay Area, Japan and Taiwan. In addition, climate change may result in greater frequency and severity of natural disasters. A significant natural disaster, such as an earthquake, tsunami, fire or a flood, or other catastrophic event or disease outbreak, could have a material adverse effect on our or their business, which could in turn materially affect our financial condition, results of operations and prospects. These events could result in manufacturing and supply chain disruptions, shipment delays, order cancellations, and sales delays which could result in missed financial targets. Any health epidemic could have a material adverse effect on our ability to obtain components for our products that are supplied from Asia or to manufacture our products in Asia. Any such disruption of our suppliers, our contract manufacturers or our service providers would likely impact our sales and operating results. In addition, a health epidemic could adversely affect the economies of many countries, resulting in an economic downturn that could affect demand for our products and likely impact our operating results. In addition, acts of terrorism and war could cause disruptions in our business or the business of our manufacturers, logistics providers, partners or customers or the economy as a whole. Given our typical concentration of sales at each quarter end, any disruption in the business of our manufacturers, logistics providers, partners or customers that affects sales at the end of our quarter could have a particularly significant adverse effect on our quarterly results.
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
From time to time, we repurchase shares of our common stock pursuant to repurchase programs that are funded from working capital. Our current repurchase program (the "Existing Repurchase Program") allows for stock repurchases of up to $1.2 billion through May 2027. In May 2025, our board of directors authorized and announced a new $1.5 billion stock repurchase program (the “New Repurchase Program” and together with the Existing Repurchase Program, the "Repurchase Programs"). The Repurchase Programs do not obligate us to acquire any of our common stock and may be suspended or discontinued by the Company at any time without prior notice. During the three months ended March 31, 2025, we repurchased a total of $787.1 million of our common stock under our Existing Repurchase Program. As of March 31, 2025, the remaining authorized amount for repurchases under the Existing Repurchase Program was $133.9 million. In April 2025, we repurchased an additional $100.0 million of our common stock authorized under the Existing Repurchase Program. The Repurchase Programs do not obligate us to acquire any of our common stock, and may be suspended or discontinued by the company at any time without prior notice.

Our repurchases for the three months ended March 31, 2025 are disclosed as below (in millions, except per share amounts). For further information on our repurchase activities during the quarter ended March 31, 2025, please refer to Note 6. Stockholders' Equity and Stock-Based Compensation of the Notes to Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
January 1, 2025 - January 31, 2025	0.9	$96.6	0.9	$834.1
February 1, 2025 - February 28, 2025	4.6	93.9	4.6	402.1
March 1, 2025 - March 31, 2025	3.2	83.8	3.2	133.9
	8.7		8.7

(1) On May 7, 2024, we announced that on May 3, 2024, our board of directors authorized as $1.2 billion stock repurchase, which will expire in May, 2027.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following directors and officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On March 13, 2025, Kenneth Duda, our Chief Technology Officer, Senior Vice President, Software Engineering and Director, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 680,000 shares of our common stock held in various trusts for the benefit of Mr. Duda’s family, for which Mr. Duda is the beneficial owner and which is intended to be treated as a single plan. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 18, 2026, or earlier if all transactions under the trading arrangement are completed.
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

Arista Networks, Inc.
(Registrant)

Date:	May 6, 2025	By:	/s/ JAYSHREE ULLAL
Jayshree Ullal
President, Chief Executive Officer and Chairperson of the Board
(Principal Executive Officer)

Date:	May 6, 2025	By:	/s/ CHANTELLE BREITHAUPT
Chantelle Breithaupt
Chief Financial Officer
(Senior Vice President)