Form 10-Q
period 2025-06-30
Arista Networks, Inc.
filed 2025-08-06
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of July 31, 2025 was 1,256,865,381.

ARISTA NETWORKS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ARISTA NETWORKS, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in millions, except par value)

	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,225.5	$2,762.4
Marketable securities	6,618.9	5,541.1
Accounts receivable, net	1,623.6	1,140.5
Inventories	2,059.1	1,834.6
Prepaid expenses and other current assets	976.4	632.3
Total current assets	13,503.5	11,910.9
Property and equipment, net	152.3	98.8
Goodwill	416.5	268.5
Deferred tax assets	1,802.5	1,440.4
Other assets	659.4	325.3
TOTAL ASSETS	$16,534.2	$14,043.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$543.9	$381.1
Accrued liabilities	380.7	435.3
Deferred revenue	2,787.6	1,727.3
Other current liabilities	339.2	188.5
Total current liabilities	4,051.4	2,732.2
Deferred revenue, non-current	1,274.1	1,064.1
Other long-term liabilities	307.1	252.8
TOTAL LIABILITIES	5,632.6	4,049.1
Commitments and Contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100 shares authorized and no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value—4,000 shares authorized as of June 30, 2025 and December 31, 2024; 1,256.8 and 1,261.3 shares issued and outstanding as of June 30, 2025 and December 31, 2024	0.1	0.1
Additional paid-in capital	2,635.6	2,465.4
Retained earnings	8,262.1	7,542.5
Accumulated other comprehensive income (loss)	3.8	(13.2)
TOTAL STOCKHOLDERS’ EQUITY	10,901.6	9,994.8
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,534.2	$14,043.9

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Income Statements
(Unaudited, in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Product	$1,877.0	$1,423.3	$3,569.5	$2,752.1
Service	327.8	267.1	640.1	509.7
Total revenue	2,204.8	1,690.4	4,209.6	3,261.8
Cost of revenue:
Product	707.3	540.4	1,380.0	1,062.1
Service	58.9	52.8	114.9	101.1
Total cost of revenue	766.2	593.2	1,494.9	1,163.2
Gross profit	1,438.6	1,097.2	2,714.7	2,098.6
Operating expenses:
Research and development	296.5	267.5	562.9	475.9
Sales and marketing	126.5	104.4	243.1	209.5
General and administrative	29.4	25.7	63.7	53.5
Total operating expenses	452.4	397.6	869.7	738.9
Income from operations	986.2	699.6	1,845.0	1,359.7
Other income (expense), net	94.0	70.8	190.2	133.5
Income before income taxes	1,080.2	770.4	2,035.2	1,493.2
Provision for income taxes	191.4	105.0	332.6	190.1
Net income	$888.8	$665.4	$1,702.6	$1,303.1
Net income per share (1):
Basic	$0.71	$0.53	$1.35	$1.04
Diluted	$0.70	$0.52	$1.34	$1.02
Weighted-average shares used in computing net income per share (1):
Basic	1,256.3	1,254.8	1,258.2	1,253.5
Diluted	1,271.2	1,279.7	1,275.2	1,279.6
(1) Prior period results have been adjusted to reflect the four-for-one stock split effected in December 2024. See Note 1, Organization and Summary of Accounting Policies, for details.

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$888.8	$665.4	$1,702.6	$1,303.1
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	2.4	(1.0)	3.1	(2.4)
Available-for-sale investments:
Change in net unrealized gains (losses) on available-for-sale securities	3.3	(2.1)	13.9	(9.3)
Other comprehensive income (loss)	5.7	(3.1)	17.0	(11.7)
Comprehensive income	$894.5	$662.3	$1,719.6	$1,291.4

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in millions)

	Three Months Ended June 30, 2025						Six Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of period	1,256.6	$0.1	$2,551.7	$7,569.2	$(1.9)	$10,119.1	1,261.3	$0.1	$2,465.4	$7,542.5	$(13.2)	$9,994.8
Net income	—	—	—	888.8	—	888.8	—	—	—	1,702.6	—	1,702.6
Other comprehensive income, net of tax	—	—	—	—	5.7	5.7	—	—	—	—	17.0	17.0
Stock-based compensation	—	—	85.2	—	—	85.2	—	—	178.2	—	—	178.2
Issuance of common stock in connection with employee equity incentive plans	2.6	—	3.2	—	—	3.2	6.9	—	31.3	—	—	31.3
Repurchase of common stock	(2.4)	—	—	(195.9)	—	(195.9)	(11.1)	—	—	(983.0)	—	(983.0)
Tax withholding paid for net share settlement of equity awards	—	—	(4.5)	—	—	(4.5)	(0.3)	—	(39.3)	—	—	(39.3)
Balance at end of period	1,256.8	$0.1	$2,635.6	$8,262.1	$3.8	$10,901.6	1,256.8	$0.1	$2,635.6	$8,262.1	$3.8	$10,901.6

	Three Months Ended June 30, 2024						Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital(1)	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital(1)	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares(1)	Amount(1)					Shares(1)	Amount(1)
Balance at beginning of period	1,254.4	$0.1	$2,185.1	$5,689.0	$(11.9)	$7,862.3	1,249.0	$0.1	$2,108.3	$5,114.0	$(3.3)	$7,219.1
Net income	—	—	—	665.4	—	665.4	—	—	—	1,303.1	—	1,303.1
Other comprehensive loss, net of tax	—	—	—	—	(3.1)	(3.1)	—	—	—	—	(11.7)	(11.7)
Stock-based compensation	—	—	79.3	—	—	79.3	—	—	156.5	—	—	156.5
Issuance of common stock in connection with employee equity incentive plans	4.5	—	9.4	—	—	9.4	11.2	—	34.5	—	—	34.5
Repurchase of common stock	(2.5)	—	—	(172.0)	—	(172.0)	(3.4)	—	—	(234.7)	—	(234.7)
Tax withholding paid for net share settlement of equity awards	(0.1)	—	(10.5)	—	—	(10.5)	(0.5)	—	(36.0)	—	—	(36.0)
Balance at end of period	1,256.3	$0.1	$2,263.3	$6,182.4	$(15.0)	$8,430.8	1,256.3	$0.1	$2,263.3	$6,182.4	$(15.0)	$8,430.8
(1) Prior period results have been adjusted to reflect the four-for-one stock split effected in December 2024. See Note 1, Organization and Summary of Accounting Policies, for details.

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in millions)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,702.6	$1,303.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26.6	31.1
Stock-based compensation	178.2	156.5
Deferred income taxes	(337.9)	(228.5)
Other	(21.0)	(18.5)
Changes in operating assets and liabilities:
Accounts receivable, net	(483.1)	(202.2)
Inventories	(224.5)	91.4
Other assets	(403.2)	(92.6)
Accounts payable	160.0	(136.2)
Deferred revenue	1,141.4	612.6
Income taxes, net	152.4	74.1
Other liabilities	(49.7)	(88.0)
Net cash provided by operating activities	1,841.8	1,502.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	1,651.2	952.6
Proceeds from sale of marketable securities	15.9	36.8
Purchases of marketable securities	(2,705.7)	(1,749.3)
Purchases of property and equipment	(52.4)	(12.6)
Cash paid for business combinations, net of cash acquired	(300.0)	—
Other	—	(1.0)
Net cash used in investing activities	(1,391.0)	(773.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity plans	31.3	34.5
Tax withholding paid on behalf of employees for net share settlement	(39.3)	(36.0)
Repurchases of common stock	(983.0)	(234.7)
Net cash used in financing activities	(991.0)	(236.2)
Effect of exchange rate changes	3.3	(2.7)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(536.9)	490.4
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —Beginning of period	2,763.8	1,939.5
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$2,226.9	$2,429.9

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
Basis of Presentation and Principles of Consolidation
    The accompanying unaudited condensed consolidated financial statements include the accounts of Arista Networks, Inc. and its wholly-owned subsidiaries and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three and six months ended June 30, 2025, are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. All significant inter-company accounts and transactions have been eliminated. Certain reclassifications of prior period amounts were made in the current year to conform to the current period presentation.
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
Recent Accounting Pronouncements Not Yet Effective
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, Income Taxes (Topic 740)-Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. We will adopt the standard in our 2025 annual period using a prospective transition method.
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

	June 30, 2025				December 31, 2024
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Financial Assets:
Cash Equivalents:
Money market funds	$900.5	$—	$—	$900.5	$1,707.5	$—	$—	$1,707.5
Commercial paper	—	44.4	—	44.4	—	—	—	—
U.S. government notes	48.9	—	—	48.9	31.4	—	—	31.4
Agency securities	—	44.8	—	44.8	—	3.0	—	3.0
	949.4	89.2	—	1,038.6	1,738.9	3.0	—	1,741.9
Marketable Securities:
Commercial paper	—	32.6	—	32.6	—	48.8	—	48.8
U.S. government notes	2,235.4	—	—	2,235.4	1,921.5	—	—	1,921.5
Corporate bonds	—	3,219.5	—	3,219.5	—	2,593.6	—	2,593.6
Municipal bonds	—	1.5	—	1.5	—	—	—	—
Agency securities	—	1,129.9	—	1,129.9	—	977.2	—	977.2
	2,235.4	4,383.5	—	6,618.9	1,921.5	3,619.6	—	5,541.1
Other Assets:
Money market funds - restricted	1.4	—	—	1.4	1.4	—	—	1.4
Total Financial Assets	$3,186.2	$4,472.7	$—	$7,658.9	$3,661.8	$3,622.6	$—	$7,284.4
    During the three and six months ended June 30, 2025, the Company did not make any transfers between the levels of the fair value hierarchy.
    Debt securities
    The following table summarizes the amortized cost, unrealized gains and losses, and fair value of our debt securities measured at fair value on a recurring basis (in millions):

	June 30, 2025				December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$77.0	$—	$—	$77.0	$48.8	$—	$—	$48.8
U.S. government	2,280.4	5.3	(1.4)	2,284.3	1,954.8	2.7	(4.6)	1,952.9
Corporate bonds	3,210.9	10.1	(1.5)	3,219.5	2,595.7	4.4	(6.5)	2,593.6
Municipal bonds	1.5	—	—	1.5	—	—	—	—
Agency securities	1,173.8	1.6	(0.7)	1,174.7	981.0	1.6	(2.4)	980.2
Total	$6,743.6	$17.0	$(3.6)	$6,757.0	$5,580.3	$8.7	$(13.5)	$5,575.5
    For debt securities in unrealized loss positions, it is not likely that we will be required to sell such securities before recovery of their amortized cost basis nor do we have the intent to sell such securities before maturity. We invest in debt securities that have maximum maturities of three years and are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these marketable securities, the more susceptible they are to changes in market interest rates and bond yields. Given the short-term and conservative nature of our portfolio, our debt securities are generally not subject to credit risk; therefore, we did not recognize any credit losses or non-credit-related impairments related to such securities for the three and six months ended June 30, 2025. All unrealized losses were recognized in other comprehensive income (loss). Realized gains or losses were immaterial for the three and six months ended June 30, 2025.
    The following table is an analysis of our debt securities in unrealized loss positions (in millions):

	June 30, 2025
	Unrealized Losses within 12 months		Unrealized Losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government notes	$925.8	$(1.4)	$—	$—	$925.8	$(1.4)
Corporate bonds	732.6	(1.5)	—	—	732.6	(1.5)
Municipal bonds	1.5	—	—	—	1.5	—
Agency securities	614.5	(0.7)	—	—	614.5	(0.7)
Total	$2,274.4	$(3.6)	$—	$—	$2,274.4	$(3.6)
     As of June 30, 2025, we had no marketable debt securities with contractual maturities that exceeded three years. The fair values of marketable debt securities, by remaining contractual maturities, are as follows (in millions):

June 30, 2025
Fair Value
Due in 1 year or less	$2,617.0
Due in 1 to 3 years	4,001.9
Total debt securities	$6,618.9
    The weighted-average remaining duration of our marketable debt securities is approximately 1.3 years as of June 30, 2025. As we view these marketable debt securities as available to support current operations, we classify marketable debt securities with maturities beyond 12 months as current assets under the caption "Marketable securities" on the condensed consolidated balance sheets.

3.    Financial Statements Details
Inventories
    Inventories consist of the following (in millions):

	June 30, 2025	December 31, 2024
Raw materials	$601.2	$565.4
Finished goods(1)	1,457.9	1,269.2
Total inventories	$2,059.1	$1,834.6
(1) The balance includes evaluation inventory totaling $335.0 million and $422.1 million as of June 30, 2025 and December 31, 2024, respectively.
Property and Equipment, net
    Property and equipment, net consists of the following (in millions):

	June 30, 2025	December 31, 2024
Land	$47.3	$47.2
Equipment and machinery	174.1	160.7
Computer hardware and software	65.4	63.9
Leasehold improvements	37.1	34.7
Furniture and fixtures	3.7	3.5
Construction-in-process	58.1	8.2
Property and equipment, gross	385.7	318.2
Less: accumulated depreciation	(233.4)	(219.4)
Property and equipment, net	$152.3	$98.8
    Depreciation expense was $7.7 million and $8.5 million for the three months ended June 30, 2025 and 2024, respectively, and $15.7 million and $17.1 million for the six months ended June 30, 2025 and 2024, respectively.
Contract Liabilities, Deferred Revenue and Other Performance Obligations
Contract Liabilities
    A contract liability is recognized when we have received customer payments in advance of our satisfaction of a performance obligation under a cancellable contract. The following table summarizes the activity related to our contract liabilities (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contract liabilities, beginning balance	$160.5	$139.6	$160.8	$133.2
Less: Revenue recognized from beginning balance	(14.1)	(12.4)	(31.1)	(29.2)
Add: Contract liabilities recognized, net	41.7	16.9	58.4	40.1
Contract liabilities, ending balance	$188.1	$144.1	$188.1	$144.1
    As of June 30, 2025 and December 31, 2024, $83.6 million and $65.7 million of our contract liabilities, respectively, were included in "Other current liabilities" with the remaining balances included in "Other long-term liabilities" on the condensed consolidated balance sheets.

Deferred Revenue
    Deferred revenue is comprised mainly of unearned revenue related to multi-year post-contract support ("PCS") contracts, services and product deferrals related to contracts with acceptance clauses. The following table summarizes the activity related to our deferred revenue (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Deferred revenue, beginning balance	$3,088.8	$1,663.2	$2,791.4	$1,506.2
Less: Revenue recognized from beginning balance	(337.4)	(249.9)	(735.8)	(467.5)
Add: Deferral of revenue in current period, excluding amounts recognized during the period	1,310.3	705.5	2,006.1	1,080.1
Deferred revenue, ending balance	$4,061.7	$2,118.8	$4,061.7	$2,118.8
Other Performance Obligations
    Other performance obligations totaling $442.3 million as of June 30, 2025 include unbilled multi-year PCS and service contract amounts of $385.9 million, and $56.4 million of binding contractual agreements with certain customers that are primarily related to future product shipments.
Revenue from Total Remaining Performance Obligations
    Total revenue from our contract liabilities, deferred revenue and other performance obligations that is expected to be recognized in future periods amounts to $4.7 billion as of June 30, 2025. Approximately 88% of this future revenue is expected to be recognized over the next two years and the remaining 12% is expected to be recognized during the third to the fifth year.
Other Income (Expense), net
    Other income (expense), net consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$90.4	$71.4	$180.6	$135.3
Other income (expense), net	3.6	(0.6)	9.6	(1.8)
Total	$94.0	$70.8	$190.2	$133.5

4.    Acquisition
On June 30, 2025, we completed the acquisition of the VeloCloud business ("VeloCloud") from Broadcom for total cash consideration of $300.0 million. VeloCloud's secure, AI-optimized cloud WAN portfolio provides seamless connectivity to customer sites of any type, complementing Arista's leading data center and campus wired/wireless portfolio. The preliminary purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date, included $268.4 million of intangible assets, $148.0 million of goodwill and $116.4 million of net tangible liabilities assumed. The change in the carrying value of goodwill for the three months ended June 30, 2025 was solely related to the acquisition, and a portion of the goodwill is deductible for tax purposes.
Acquisition-Related Intangible Assets
Acquisition-related intangible assets, included in other assets, are subject to amortization on a straight-line basis over their estimated useful lives, as we believe this method most closely reflects the pattern in which the economic benefits of the assets will be consumed. Acquisition-related intangible assets, excluding those that are fully amortized, were as follows (in millions, except years):

	June 30, 2025				December 31, 2024
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4.5	$241.1	$(125.0)	$116.1	$154.9	$(119.2)	$35.7
Customer relationships	6.6	224.3	(33.4)	190.9	54.6	(29.5)	25.1
Trade name	4.9	24.9	(12.1)	12.8	12.4	(11.2)	1.2
Total	5.8	$490.3	$(170.5)	$319.8	$221.9	$(159.9)	$62.0
Future estimated amortization expense related to acquisition-related intangible assets is as follows (in millions):

Future Amortization Expense
Remainder of 2025	$31.1
2026	61.2
2027	57.4
2028	54.0
2029 and thereafter	116.1
Total	$319.8

5.    Commitments and Contingencies
Purchase Commitments
    We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf. A significant portion of purchase orders to our contract manufacturers for finished products consist of non-cancellable purchase commitments. In addition, we purchase strategic component inventory from certain suppliers under non-cancellable purchase commitments, including integrated circuits, which are consigned to our contract manufacturers. As of June 30, 2025, we had non-cancellable purchase commitments not recorded on our balance sheet of $3.6 billion, of which $3.1 billion have expected receipt dates within 12 months, and $0.5 billion have expected receipt dates greater than 12 months. These open purchase orders are considered enforceable and legally binding, and while we may have some limited ability to reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services, this can only occur with the agreement of the related supplier.
    We also had deposits to our contract manufacturers to secure our purchase commitments in the amount of $66.8 million and $95.8 million as of June 30, 2025 and December 31, 2024, respectively, which were recorded within prepaid expenses and other current assets, as well as other assets in the condensed consolidated balance sheets.
Property Project
During the year ended December 31, 2021, we purchased land and the improvements thereon in Santa Clara, California to construct a building for office, lab and data center space. The estimated remaining capital expenditures related to this project are expected to be approximately $190.0 million to $215.0 million through the end of fiscal 2026 when we expect construction to be completed.
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
Legal Proceedings
    WSOU Investments, LLC
    On November 25, 2020, WSOU Investments LLC ("WSOU") filed a lawsuit against us in the Western District of Texas asserting that certain of our products infringe three WSOU patents. WSOU's allegations are directed to certain features of our wireless and switching products. WSOU seeks remedies including monetary damages, attorney's fees and costs. On February 4, 2021, we filed an answer denying WSOU's allegations. On November 5, 2021, the case was transferred to the Northern District of California. On March 30, 2022, WSOU dismissed one of the patents with prejudice, removing Arista wireless products from those accused of infringement. On July 1, 2022, the court stayed the case pending the resolution of an inter partes review of one of the patents-in-suit. On May 30, 2023, the US Patent Trial and Appeal Board (“PTAB”) ruled all challenged claims in the inter partes review unpatentable. On March 10, 2025, the Federal Circuit affirmed the PTAB’s decision. The parties subsequently agreed to stay the litigation to allow WSOU to change counsel and that stay was extended pending the result of proceedings in a WSOU case against another company.
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

    We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2025, provisions recorded for contingent losses related to other claims and matters have not been significant. Based on currently-available information, management does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable, and believes these other matters are not likely, individually and in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows; however, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.
6.    Stockholders’ Equity and Stock-Based Compensation
Stock Repurchase Programs
In May 2025 we completed repurchases under our previous $1.2 billion stock repurchase program (the "Prior Repurchase Program") and our board of directors authorized a new $1.5 billion stock repurchase program (the “New Repurchase Program”, and together with the Prior Repurchase Program, the "Repurchase Programs"). This authorization allows us to repurchase shares of our common stock that will be funded from working capital. Repurchases may be made at management's discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchases, trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or a combination of the foregoing. The New Repurchase Program does not obligate us to acquire any of our common stock and may be suspended or discontinued by the Company at any time without prior notice. During the three months ended June 30, 2025, we repurchased a total of $133.9 million of our common stock under our Prior Repurchase Program and $62.0 million of our common stock under our New Repurchase Program. During the six months ended June 30, 2025, we repurchased a total of $921.0 million of our common stock under our Prior Repurchase Program and $62.0 million of our common stock under our New Repurchase Program. As of June 30, 2025, the remaining authorized amount for repurchases under the New Repurchase Program was $1.4 billion.
A summary of the stock repurchase activity under the Repurchase Programs for the three and six months ended June 30, 2025 is as follows (in millions, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
Aggregate purchase price	$195.9	$983.0
Shares repurchased	2.4	11.1
Average price paid per share	$80.7	$88.7
    The aggregate purchase price of repurchased shares of our common stock is recorded as a reduction to retained earnings in our unaudited condensed consolidated statements of stockholders' equity. All shares repurchased have been retired.
Equity Award Plan Activities
2014 Employee Stock Purchase Plan
    In April 2014, our board of directors and stockholders approved the 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP became effective on the first day that our common stock was publicly traded. The number of shares reserved for issuance under the ESPP increases automatically on January 1 of each year by the number of shares equal to 1% of our shares outstanding on the immediately preceding December 31, but not to exceed 40 million shares, unless our board of directors, in its discretion, determines to make a smaller increase. As of June 30, 2025, there remained approximately 104.5 million shares available for issuance under the ESPP.
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
During the six months ended June 30, 2025, we issued 0.4 million shares at a weighted-average purchase price of $62.31 per share under the ESPP.

2014 Equity Incentive Plan
     On April 16, 2024, our board of directors adopted an amended and restated Arista Networks, Inc. 2014 Equity Plan ("Restated Plan"), effective April 17, 2024 ("Effective Date") subject to the approval of our stockholders, which was approved at the 2024 Annual Meeting of Stockholders on June 7, 2024.
    The Restated Plan provides for the grant of equity-based awards, including stock options, restricted stock units, restricted stock, stock appreciation rights, and performance awards. The share pool available under the prior version of the Company's 2014 Equity Incentive Plan ("Prior Plan") was extinguished, and the Restated Plan provides for a new share pool not to exceed (i) 52.8 million shares of our Common Stock (“Shares”), plus (ii) any Shares subject to awards under the Prior Plan that, on or after the Effective Date, expired or otherwise terminated without having been exercised in full, or that were forfeited to or repurchased by us, including net settlement of Shares subject to restricted stock units, with the maximum number of Shares to be added to the Restated Plan as a result of clause (ii) equal to 40.2 million Shares. The Restated Plan’s terms are substantially similar to the Prior Plan’s terms, including with respect to treatment of equity awards in the event of a “change in control” as defined under the Restated Plan, but with certain modifications, including the elimination of the automatic “evergreen” share reserve increase provided for under the Prior Plan. As of June 30, 2025, there remained approximately 47.7 million shares available for grant under the Restated Plan.
Stock Option Activities
    The following table summarizes the option activity under our stock plans and related information (in millions, except years and per share amounts):

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2024	3.1	$6.71	1.5	$320.9
Options granted	—	—
Options exercised	(1.8)	3.99
Options canceled	(0.1)	14.49
Balance—June 30, 2025	1.2	$10.56	2.5	$109.4
Vested and exercisable—June 30, 2025	1.1	$10.37	2.5	$105.2
Restricted Stock Unit (RSU) Activities
    A summary of the RSU activity is presented below (in millions, except years and per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested balance—December 31, 2024	28.6	$45.46
RSUs and PRSUs granted	6.7	91.70
RSUs and PRSUs vested	(4.7)	35.13
RSUs and PRSUs forfeited/canceled	(1.5)	46.87
Unvested balance—June 30, 2025	29.1	$58.20

Stock-Based Compensation Expense
    The following table summarizes the stock-based compensation expense related to our equity awards (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$5.8	$4.0	$11.3	$7.4
Research and development	53.2	50.7	110.2	94.5
Sales and marketing	18.8	16.8	38.7	35.7
General and administrative	7.4	7.8	18.0	18.9
Total stock-based compensation	$85.2	$79.3	$178.2	$156.5
    As of June 30, 2025, there were $1.4 billion of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 4.6 years.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$888.8	$665.4	$1,702.6	$1,303.1
Denominator:
Basic weighted-average shares outstanding	1,256.3	1,254.8	1,258.2	1,253.5
Add weighted-average effect of dilutive securities:
Employee equity awards	14.9	24.9	17.0	26.1
Diluted weighted-average shares outstanding	1,271.2	1,279.7	1,275.2	1,279.6
Net income per share:
Basic	$0.71	$0.53	$1.35	$1.04
Diluted	$0.70	$0.52	$1.34	$1.02
    The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share for the periods presented because their effect would have been anti-dilutive for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Employee equity awards	3.2	0.1	2.0	0.4

8.    Income Taxes (in millions, except percentages)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income before income taxes	$1,080.2	$770.4	$2,035.2	$1,493.2
Provision for income taxes	191.4	105.0	$332.6	190.1
Effective tax rate	17.7%	13.6%	16.3%	12.7%
    The increase in the effective tax rates in the three and six months ended June 30, 2025, as compared to the same periods in 2024, was primarily due to a decrease in tax benefits attributable to equity-based compensation.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBB Act") was signed into law in the U.S.. This legislation contains a broad range of tax reform provisions affecting businesses. We are evaluating the full effects of the legislation on our estimated annual effective tax rate and cash tax position. As the legislation was signed into law after the close of our second quarter, such impacts are not included in our operating results for the six months ended June 30, 2025.
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
    The following table represents revenue based on customers’ shipping addresses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Americas(1)	$1,724.1	$1,374.2	$3,322.6	$2,629.6
Europe, Middle East and Africa	281.6	178.8	456.2	320.4
Asia-Pacific	199.1	137.4	430.8	311.8
Total revenue	$2,204.8	$1,690.4	$4,209.6	$3,261.8
(1) Includes $1,712.1 million and $1,362.7 million revenue generated from the U.S. for the three months ended June 30, 2025 and June 30, 2024, respectively, and $3,293.6 million and $2,595.5 million for the six months ended June 30, 2025 and June 30, 2024, respectively.
    Long-lived assets, net, excluding intercompany receivables, investments in subsidiaries, privately-held equity investments and deferred tax assets, by location are summarized as follows (in millions):

	June 30, 2025	December 31, 2024
United States	$135.2	$83.5
International	17.1	15.3
Total	$152.3	$98.8

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
The markets for cloud networking solutions are highly competitive and characterized by rapidly changing technology, changing end-customer needs, evolving industry standards, frequent introductions of new products and services, and industry consolidation. We expect competition to intensify in the future as the market for cloud networking expands and existing competitors and new market entrants introduce new products or enhance existing products. Our future success is dependent upon our ability to continue to evolve and adapt to our rapidly changing environment. We must also continue to develop market-leading products and software features that address the changing needs of our existing and new customers, and increase sales in the cloud, AI and enterprise data center Ethernet switching/routing markets, and campus workspace markets. We believe one of our greatest strengths lies in our ability to rapidly develop new features and applications. In addition, we intend to continue expanding our sales force and marketing activities in key geographies, as well as our relationships with channel, technology and system-level partners in order to reach new customers more effectively, increase sales to existing customers, and provide services and support. Furthermore, we expect to continue to make substantial investments to introduce new products and services and enhance the functionality of our existing cloud networking platform through investments in our research and development organization, and investments in or acquisitions of complementary companies, products and technologies to expand our product offerings and build upon our technology leadership. During the current quarter we completed the acquisition of the VeloCloud business from Broadcom. VeloCloud’s secure, AI-optimized cloud WAN portfolio provides seamless connectivity to customer sites of any type, complementing Arista’s leading data center and campus wired/wireless portfolio. We believe the combination of Arista and VeloCloud will provide modern WAN solutions for our customers globally.
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
Historically, large purchases by a relatively limited number of customers have accounted for a significant portion of our revenue. We have experienced unpredictability in the timing of orders from these large customers primarily due to the time it takes these customers to evaluate, test, qualify and accept our newer products, the overall complexity of these large orders and changes in demand patterns specific to these customers, including reductions in or changes in mix of capital expenditures by these customers and the impact of cost reduction and other efficiency efforts by these customers. For example, sales to our end customer Microsoft represented 20%, 18% and 16% of our total revenue for the years ended 2024, 2023 and 2022, respectively. And sales to our end customer Meta Platforms represented 15%, 21% and 26% of our total revenue, respectively, for the years ended 2024, 2023 and 2022. This variability in customer concentration has been linked to the timing of new product deployments and spending cycles with these customers, and we expect continued variability in our customer concentration and timing of sales on a quarterly and annual basis. In addition, we typically provide pricing discounts to large customers, which reduces gross margins for the period in which such sales occur.
We believe an increased focus on the deployment of AI enabled solutions by our large customers has accelerated the need for advanced technology offerings, including some offerings from potential new market entrants. This prioritization and acceleration of AI related infrastructure investment has at times come in conjunction with a reduction or changes in the mix of previously planned purchases and various cost reduction measures by these customers, including optimization and increased efficiency in non-AI related capital expenditures. In addition, although the focus on deployment of AI enabled solutions has driven increased demand for networking, the long-term trajectory is unknown. As such, demand estimates for our new products are difficult to forecast and can create volatility in our revenue. In some instances, such measures have had, and may continue to have, an impact on certain current or future projects and have reduced our visibility to customer demand and may result in a reduction or uncertainty in the timing of orders from these large customers and increase the risk of charges for excess and obsolete inventory. We remain in a period of new product introductions and expanded use cases, particularly in the AI Ethernet market. This has resulted in increased customer trials and contracts with acceptance periods, and an increase in the volatility and magnitude of our product deferred revenue balances, which in turn may create variability in our revenue results on a quarterly and annual basis. In addition, if we are not able to satisfy the requirements under customer trials or contracts with acceptance periods, we may be required to accept product returns from our customers, which would prevent us from recognizing revenue on such transactions and may result in the write-down of inventory.
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
    We are working closely with our contract manufacturers and suppliers to optimize our supply chain and production efforts in response to the uncertainty around international trade policy and tariff rates to minimize the impact of the tariffs and any impact on the supply chain of components sourced from affected countries. While our supply chain has currently not experienced a significant disruption as a result of the recent trade measures, the extent of such policies and tariffs that will ultimately be implemented is unknown at this time, and the future impact to our supply chain and cost of our products is uncertain. We continue to ship products against previously committed demand/deployment plans and accelerate some deployments where needed, while trying to balance our customers' requirements and lead times with the availability of key components and products and lead times of our key suppliers and contract manufacturers. Given the timing and prioritization of customer orders and shipment patterns, as well as the timing and outcome of customer trials and contracts with acceptance periods, near term revenue trends may not be reflective of current demand levels, and could benefit from demand/deployment plans that have been previously committed. We expect that our inventory and purchase commitments will remain volatile as we ramp new product introductions. The magnitude of these balances and shifting customer product priorities, has resulted in an increased risk that we may not be able to sell all of this inventory, which in turn has resulted in excess and obsolete inventory and may result in additional charges to excess and obsolete inventory and supplier liability. In addition, inflation pressure in our supply chain and scarcity of some materials needed to build our products have increased our cost of revenue and have impacted, and may continue to negatively impact our gross margin. These cost pressures may be increased if escalating tariff and non-tariff international trade measures continue to affect our supply chain. We also may not be able to fully mitigate the cost impacts of escalating tariff and non-tariff international trade measures or be able to pass on the full burden of the increase in trade-related costs to our customers, which could further negatively impact our gross margin. While we have seen improvements in our supply chain and manufacturing operations, any remaining or new supply chain and manufacturing related constraints could negatively impact our business in future periods.
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

Results of Operations
Three and Six Months Ended June 30, 2025 Compared to Three and Six Months Ended June 30, 2024
Revenue, Cost of Revenue and Gross Margin (in millions, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change in		2025	2024	Change in
	$	$	$	%	$	$	$	%
Revenue
Product	$1,877.0	$1,423.3	$453.7	31.9%	$3,569.5	$2,752.1	$817.4	29.7%
Service	327.8	267.1	60.7	22.7	640.1	509.7	130.4	25.6
Total revenue	2,204.8	1,690.4	514.4	30.4	4,209.6	3,261.8	947.8	29.1
Cost of revenue
Product	707.3	540.4	166.9	30.9	1,380.0	1,062.1	317.9	29.9
Service	58.9	52.8	6.1	11.6	114.9	101.1	13.8	13.6
Total cost of revenue	766.2	593.2	173.0	29.2	1,494.9	1,163.2	331.7	28.5
Gross profit	$1,438.6	$1,097.2	$341.4	31.1%	$2,714.7	$2,098.6	$616.1	29.4%
Gross margin	65.2%	64.9%			64.5%	64.3%

Revenue by Geography (in millions, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	% of Total	2024	% of Total	2025	% of Total	2024	% of Total
Americas	$1,724.1	78.2%	$1,374.2	81.3%	$3,322.6	79.0%	$2,629.6	80.6%
Europe, Middle East and Africa	281.6	12.8	178.8	10.6	456.2	10.8	320.4	9.8
Asia-Pacific	199.1	9.0	137.4	8.1	430.8	10.2	311.8	9.6
Total revenue	$2,204.8	100.0%	$1,690.4	100.0%	$4,209.6	100.0%	$3,261.8	100.0%
Revenue
    Product revenue primarily consists of sales of our switching and routing products, and related network applications. Service revenue is primarily derived from sales of post-contract support ("PCS"), which are typically purchased in conjunction with our products, and subsequent renewals of those contracts. We expect our revenue may vary from period to period based on, among other things, the timing, size, and complexity of orders, especially with respect to our large customers.
    Product revenue increased by $453.7 million, or 31.9%, and $817.4 million, or 29.7% for the three and six months ended June 30, 2025, compared to the same periods in 2024. This increase reflects increased demand for our switching and routing platforms across our customer base. In addition, service revenue increased by $60.7 million, or 22.7%, and $130.4 million, or 25.6% for the three and six months ended June 30, 2025, compared to the same periods in 2024, as a result of continued growth in initial and renewal support contracts as our customer installed base has continued to expand. International revenue represented 21.8% and 21.0% of total revenue for the three and six months ended June 30, 2025, increasing from 18.7% and 19.4% for the same periods in the prior year, which was primarily influenced by changes in the geographic mix of sales to our large global customers.
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

    Cost of revenue increased by $173.0 million, or 29.2%, and $331.7 million, or 28.5% for the three and six months ended June 30, 2025, compared to the same periods in 2024. These increases were primarily driven by a corresponding increase in product and service revenues.
    Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including pricing pressure on our products and services due to competition, the mix of sales to large end customers who generally receive lower pricing, the mix of products sold, manufacturing-related costs, including costs associated with managing our inventory and supply chain, merchant silicon costs, and excess/obsolete inventory and supplier liability charges. We expect our gross margin to fluctuate over time depending on the factors described above and may be adversely impacted by unpredictable international trade policy and tariff rates.
    Gross margin increased from 64.9% to 65.2% for the three months ended June 30, 2025, and increased from 64.3% to 64.5% for the six months ended June 30, 2025, compared to the same periods in 2024. These changes are primarily driven by improved inventory management resulting in lower excess and obsolescence charges.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change in		2025	2024	Change in
	$	$	$	%	$	$	$	%
Operating expenses:
Research and development	$296.5	$267.5	$29.0	10.8%	$562.9	$475.9	$87.0	18.3%
Sales and marketing	126.5	104.4	22.1	21.2	243.1	209.5	33.6	16.0
General and administrative	29.4	25.7	3.7	14.4	63.7	53.5	10.2	19.1
Total operating expenses	$452.4	$397.6	$54.8	13.8%	$869.7	$738.9	$130.8	17.7%
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
    Research and development expenses increased by $29.0 million, or 10.8%, and $87.0 million, or 18.3% for the three and six months ended June 30, 2025, compared to the same periods in 2024. The increase for the six months period was primarily driven by a $33.9 million increase in personnel costs due to headcount growth, and a $37.0 million increase in new product introduction costs, including non-recurring engineering costs as we expand our product portfolio.
Sales and marketing
    Sales and marketing expenses consist primarily of personnel costs, marketing, trade shows, and other promotional activities, and an allocated portion of facility and IT costs. We expect our sales and marketing expenses to increase in absolute dollars as we continue to expand our sales and marketing efforts worldwide.
    Sales and marketing expenses increased by $22.1 million, or 21.2%, and $33.6 million, or 16.0% for the three and six months ended June 30, 2025, compared to the same periods in 2024, which was primarily driven by increased personnel costs due to headcount growth.
General and administrative
    General and administrative expenses consist primarily of personnel costs and professional services costs for our finance, human resources, legal and certain executive functions. Our professional services costs are primarily related to external legal, accounting and tax services.

    General and administrative expenses increased by $3.7 million, or 14.4%, and $10.2 million, or 19.1% for the three and six months ended June 30, 2025, compared to the same periods in 2024, which was primarily driven by increased personnel costs.
Other Income (Expense), Net (in millions, except percentages)
    Other income (expense), net consists primarily of interest income from our cash, cash equivalents and marketable securities. We expect other income (expense), net may fluctuate in the future as a result of changes in interest rates and changes in our cash, cash equivalents and marketable securities balances.

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change in		2025	2024	Change in
	$	$	$	%	$	$	$	%
Other income (expense), net:
Interest income	$90.4	$71.4	$19.0	26.6%	$180.6	$135.3	$45.3	33.5%
Other income (expense), net	3.6	(0.6)	4.2	700.0	9.6	(1.8)	11.4	633.3
Total other income (expense), net	$94.0	$70.8	$23.2	32.8%	$190.2	$133.5	$56.7	42.5%
    The favorable movement in other income (expense), net, during the three and six months ended June 30, 2025 compared to the same periods in 2024 was primarily driven by increased interest income of $19.0 million and $45.3 million due to an increase in our cash and marketable securities balances.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change in		2025	2024	Change in
	$	$	$	%	$	$	$	%
Income before income taxes	$1,080.2	$770.4	$309.8	40.2%	$2,035.2	$1,493.2	$542.0	36.3%
Provision for income taxes	191.4	105.0	86.4	82.3%	332.6	190.1	142.5	75.0%
Effective tax rate	17.7%	13.6%			16.3%	12.7%
    The increase in the effective tax rates in the three and six months ended June 30, 2025, as compared to the same periods in 2024, was primarily due to a decrease in tax benefits attributable to equity-based compensation.
Liquidity and Capital Resources
    Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of June 30, 2025, our total balance of cash, cash equivalents and marketable securities was approximately $8.8 billion, of which approximately $371.8 million was held outside the U.S. in our foreign subsidiaries.
    Our cash, cash equivalents and marketable securities are held for general business purposes, including the funding of working capital. Our marketable securities investment portfolio is primarily invested in highly-rated securities, with the primary objective of minimizing the potential risk of principal loss. We plan to continue to invest for long-term growth. We believe that our existing balances of cash, cash equivalents and marketable securities, together with cash generated from operations, will be sufficient to meet our working capital requirements and our growth strategies for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced product and service offerings, our costs associated with supply chain activities, including access to outsourced manufacturing, our costs related to investing in or acquiring complementary or strategic businesses and technologies, the continued market acceptance of our products, stock repurchases, and capital expenditures, including the ongoing construction of a building for office, lab and data center space. In addition, we expect that our inventory and purchase commitments will remain volatile as we ramp new product introductions. In particular, we have increased our purchase commitments to respond to the rapid deployment of AI networks and reduce overall lead times which may increase our working capital requirements. If we require or elect to seek additional capital through debt or equity financing in the future, we may not be able to raise capital on terms acceptable to us or at all. If we are required and unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.
Cash Flows (in millions)

	Six Months Ended June 30,
	2025	2024
Cash provided by operating activities	$1,841.8	$1,502.8
Cash used in investing activities	(1,391.0)	(773.5)
Cash used in financing activities	(991.0)	(236.2)
Effect of exchange rate changes	3.3	(2.7)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(536.9)	$490.4
Cash Flows from Operating Activities
    During the six months ended June 30, 2025, cash provided by operating activities was $1.8 billion, consisting of net income of $1.7 billion along with a net decrease of $293.3 million in working capital requirements, offset by non-cash adjustments to net income of $154.1 million. The decrease in working capital requirements primarily consisted of an increase in deferred revenue of $1.1 billion primarily resulting from an increase in customer PCS contracts and an increase in product deferred revenue related to customer contracts with acceptance terms, a $152.4 million increase in income tax payables related to timing of payments, and a $110.3 million increase in accounts payable and other liabilities primarily due to timing of inventory-related receipts and payments. These cash inflows were partially offset by an increase in accounts receivable of $483.1 million due to increased product and service billings, a $224.5 million increase in inventory and a $403.2 million increase in other assets driven by increased deferred cost of sales associated with higher product revenue deferrals. The non-cash adjustments to net income were driven by a $337.9 million increase in deferred taxes primarily due to the increase in deferred revenue and the capitalization of research and development costs under Section 174 of the Internal Revenue Code ("IRC"), largely offset by stock-based compensation of $178.2 million.
    During the six months ended June 30, 2024, cash provided by operating activities was $1.5 billion, consisting of net income of $1.3 billion along with a net decrease in working capital requirements of $259.1 million, offset partially by non-cash adjustments to net income of $59.4 million. The decrease in working capital requirements primarily consisted of an increase in deferred revenue of $612.6 million resulting from an increase in customer PCS contracts and an increase in product deferred revenue related to customer contracts with acceptance terms, a $91.4 million decrease in inventory resulting from strong product shipments, and a $74.1 million increase in income tax payables, net related to timing of payments. These cash inflows were partially offset by a $223.3 million decrease in accounts payable and accrued liabilities primarily due to timing of inventory-related receipts and payments, as well as a reduction in other accrued liabilities, an increase in accounts receivable of $202.2 million due to increased product and service billings, and a $92.6 million increase in other assets driven by increased deferred cost of sales associated with higher product revenue deferrals and an increase in contract assets and other miscellaneous receivables. The non-cash adjustments to net income were driven by a $228.5 million increase in deferred taxes primarily due to the increase in deferred revenue and the capitalization of research and development costs under Section 174 of the Internal Revenue Code ("IRC"), largely offset by stock-based compensation of $156.5 million.
Cash Flows from Investing Activities
    During the six months ended June 30, 2025, cash used in investing activities was $1.4 billion, consisting of purchases of marketable securities of $2.7 billion and $300.0 million for the business acquisition of VeloCloud. These amounts were partially offset by proceeds from maturities and sales of marketable securities of $1.7 billion.
    During the six months ended June 30, 2024, cash used in investing activities was $773.5 million, primarily consisting of purchases of available-for-sale securities of $1.7 billion, partly offset by proceeds from maturities and sales of marketable securities of $989.3 million.
Cash Flows from Financing Activities
    During the six months ended June 30, 2025, cash used in financing activities was $991.0 million, consisting of payments for repurchases of our common stock from the open market of $983.0 million.
    During the six months ended June 30, 2024, cash used in financing activities was $236.2 million, consisting of payments for repurchases of our common stock from the open market of $234.7 million, and employee taxes withheld and paid of $36.0 million upon vesting of restricted stock units, partially offset by proceeds from the issuance of common stock under employee equity incentive plans of $34.5 million.

Stock Repurchase Programs
    From time to time, we repurchase shares of our common stock pursuant to repurchase programs that are funded from working capital. The Prior Repurchase Program, which allowed for stock repurchases of up to $1.2 billion, was completed in May 2025, and the New Repurchase Program allows for repurchases of an additional $1.5 billion. The New Repurchase Program does not obligate us to acquire any of our common stock and may be suspended or discontinued by the Company at any time without prior notice. During the three months ended June 30, 2025, we repurchased a total of $133.9 million of our common stock under our Prior Repurchase Program and $62.0 million of our common stock under our New Repurchase Program. During the six months ended June 30, 2025, we repurchased a total of $921.0 million of our common stock under our Prior Repurchase Program and $62.0 million of our common stock under our New Repurchase Program. As of June 30, 2025, the remaining authorized amount for repurchases under the New Repurchase Program was $1.4 billion. Refer to Note 6. Stockholders' Equity and Stock-Based Compensation of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for further discussion.
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
    Our material cash requirements include the following contractual and other obligations:
Purchase Obligations
    Purchase obligations not recorded on our balance sheet represent an estimate of all non-cancellable open purchase orders and contractual obligations, made either directly by Arista or by our contract manufacturers on our behalf, in the ordinary course of business for which we have not received the goods or services. As of June 30, 2025, we had $3.6 billion of such purchase obligations, of which $3.1 billion are expected to be received within one year, and $0.5 billion are expected to be received after one year. These open purchase orders are considered enforceable and legally binding, and while we may have some limited ability to reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services, this can only occur with the agreement of the related supplier.
Property Project
During the year ended December 31, 2021, we purchased land and the improvements thereon in Santa Clara, California to construct a building for office, lab and data center space. The estimated remaining capital expenditures related to this project are expected to be approximately $190.0 million to $215.0 million through the end of fiscal 2026 when construction is expected to be completed.
Off-balance Sheet Arrangements
    As of June 30, 2025, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
    Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
    There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, that occurred during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risk Factors Summary
Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to, the following:

Risks Related to Our Business and Industry
•escalated or escalating U.S. tariffs as well as countermeasures taken by affected countries, may have a negative effect on global economic conditions, financial markets and our business, as may retaliatory actions by other countries, including China, in response to these U.S. policies;
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
Risks Related to Cybersecurity and Data Privacy
•our products, services and internal network systems could experience cybersecurity incidents, and defects, errors or vulnerabilities in our products, failure of our products to detect security breaches or incidents, misuse of our products or risks of product liability could harm our business;
•breaches of our cybersecurity systems or other security breaches could degrade our ability to conduct our business operations, or those of our suppliers, service providers, or other third parties, impact our ability to deliver products and services to our customers, cause vulnerabilities in our products and services or subject us to regulatory enforcement actions and or fines or liabilities for damages incurred by our customers or partners.
Risks Related to Accounting, Compliance, Regulation and Tax
•foreign investment laws and regulations, and other trade or regulatory barriers, may have a negative effect on global economic conditions, financial markets and our business;
•enhanced import/export restrictions, such as enhanced export controls the United States (the "U.S") has adopted targeting trade with China, as well as countermeasures taken by affected countries may negatively affect our business;
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
•we are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability for violations
•failure to comply with anti-bribery and anti-corruption laws and anti-money laundering laws, and similar laws, could subject us to penalties and other adverse consequences.
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
•earthquakes, fire, power outages, floods, health epidemics and other catastrophic events could harm our business; and
•we have not paid dividends in the past and do not intend to pay dividends for the foreseeable future.
Risks Related to Our Business and Industry
Escalated or escalating U.S. tariffs, as well as countermeasures taken by affected countries, may have a negative effect on global economic conditions, financial markets and our business, as may retaliatory actions by other countries, including China, in response to these U.S. policies.
Our products are primarily manufactured in Malaysia, Vietnam, and Mexico, and we also procure a limited number of products with Country of Origin from China, Taiwan, Thailand and Philippines. In addition, our contract manufacturing partners procure some components from China for use in the manufacturing of our products. Because our products are primarily manufactured internationally, the import of our products into the United States may be affected by applicable tariff policies.
The Office of the U.S. Trade Representative has enacted various Section 301 tariffs on certain imports into the U.S. from China, including communications equipment products and components manufactured and imported from China. In addition, since March 2025, the United States has imposed additional tariffs on most products of China pursuant to an executive order addressing the flow of fentanyl.
In March 2025, the U.S. government also imposed new fentanyl-related tariffs on certain products of Canada and Mexico pursuant to a separate executive order (the “Canada-Mexico Tariffs”), and which exempt products qualifying for preferential treatment under the United States-Mexico-Canada Agreement ("USMCA"). Our products manufactured in Mexico, which generally qualify for preferential treatment under USMCA, have not been significantly impacted by the Canada-Mexico Tariffs. The U.S. government announced on July 31, 2025 that it would extend the current arrangement with respect to Mexico for a period of 90 days.
Since April 2025, pursuant to additional executive orders, including those reflecting trade agreements reached with various trading partners, the U.S. government imposed additional reciprocal tariffs (in addition to Section 301 tariffs and fentanyl tariffs listed above) of 10% or more on virtually all other U.S. trading partners (collectively, the “Reciprocal Tariffs”). The U.S. government has paused additional, higher Reciprocal Tariffs until August 7, 2025. Additionally, the Reciprocal Tariffs currently exempt some products, including certain semiconductors, computers, consumer electronics, and items covered under a Section 232 tariff order or which become covered under a Section 232 tariff order. Currently, most our products manufactured in Malaysia and Vietnam are items currently excluded from the scope of the Reciprocal Tariffs and therefore not impacted by the tariffs levied in the Reciprocal Tariff orders. Other products may be impacted by the Reciprocal Tariffs. Some of our products may also be within the scope of one or more pending Section 232 investigations by the U.S. Department of Commerce, including an investigation into semiconductors and an investigation into processed critical minerals and derivative products, including various electronics items; once these investigations are complete, the U.S. government may place additional tariffs on these items which could result in higher costs to us and negatively affect our gross margins.
In response to these and other U.S. measures, China, Canada, and other countries have taken a range of retaliatory measures. These include the imposition of retaliatory tariffs on certain U.S.-origin goods; the implementation of new export controls by China on various critical minerals, including rare earths metals; the scheduling of further retaliatory tariff measures; and other actions.
There is currently significant uncertainty about the future relationship between the United States, and various other countries, most significantly China, with respect to tariffs and trade policies. The situation regarding these tariffs and trade policies has been fluid. Continued escalations could result in the imposition of extreme tariff or non-tariff trade measures, which may lead to a breakdown in international supply chains due to increased tariff costs or disruptions in the availability of goods.
An increase in trade-related costs associated with these tariff actions may impair the profitability of such international production, may strain our suppliers’ ability to provide inputs necessary for the production of these items, and may otherwise affect our manufacturing partners’ ability to provide our products at previously contracted prices. We also may not be able to pass on the full burden of the increase in trade-related costs to our partners and/or customers which could impact our profitability and/or our competitiveness. We are adjusting our supply chain and manufacturing practices to minimize the impact of the tariffs and any impact on the supply chain of components sourced from affected countries, but our efforts may not be successful. In addition, there can be no assurance that we will not experience a disruption in our business related to these or other changes in trade practices, and the process of changing suppliers in order to mitigate any such tariff costs could be complicated, time-consuming, and costly.
Tariffs may also cause customers to delay or to request an expedition for their orders as they evaluate where to take delivery of our products in connection with their efforts to mitigate their own tariff exposure. Such delays or expeditions may create forecasting difficulties for us and increase the risk that orders might be canceled or might never be placed. Current or future tariffs may also negatively impact our customers' sales, thereby causing an indirect negative impact on our own sales. Even in the absence of further tariffs, the related uncertainty and the market's fear of an escalating trade tensions and related macroeconomic effects might cause our distributors and customers to place fewer orders for our products, which could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.
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
As a consequence of the concentrated nature of our customer base and their purchasing behavior, our quarterly revenue and results of operations have fluctuated from quarter to quarter and are difficult to estimate and we expect the fluctuations to continue. Changes in the business requirements or focus, upgrade cycles, vendor selection, project prioritization, manner in which spending allocations are assigned among multiple vendors based upon specific network roles or projects, financial prospects, lack of growth of our large customers, capital resources and expenditures or purchasing behavior and deceleration in spending of these customers could significantly decrease our sales to such customers or could lead to delays, reductions or cancellations of planned purchases of our products or services. In addition, an increased focus on the deployment of AI enabled solutions by these customers has accelerated the need for advanced technology offerings, including some offerings from potential new market entrants. This prioritization of AI related infrastructure investment has at times come in conjunction with the announcement of various cost reduction measures by such customers, including optimization and increased efficiency in non-AI related capital expenditures. In addition, although the focus on deployment of AI enabled solutions has driven increased demand for networking, the long-term trajectory is unknown. As such, demand estimates for our new products are difficult to forecast and can create volatility in our revenue. In some instances, such measures have had, and may continue to have, an impact on certain current or future projects and have reduced our visibility to customer demand and may result in a reduction or uncertainty in the timing of orders from these large customers, which may negatively impact our revenue and increase the risk of excess and obsolescence charges on our products. In addition, we remain in a period of new product introductions and expanded use cases, particularly in the AI Ethernet market. This has resulted in increased customer trials and contracts with acceptance periods, and an increase in the volatility and magnitude of our product deferred revenue balances, which in turn may create variability in our revenue results on a quarterly and annual basis. Furthermore, if we are not able to satisfy the requirements under customer trials or contracts with acceptance periods, we may be required to accept product returns from our customers, which would prevent us from recognizing revenue on such transactions and may result in the write-down of inventory.
Moreover, because our sales are based primarily on purchase orders, some of our customers have previously and could continue to cancel, delay, reduce or otherwise modify their purchase commitments with little or no notice to us. These customers may decide to delay or cancel such orders for any reason, including changes in their IT investment priorities, if economic conditions worsen or their financial performance, condition or prospects deteriorate. This limited visibility regarding our customers’ product needs or changes in those needs, the timing and quantity of which could vary significantly, requires us to rely on estimated demand forecasts to determine how much material to purchase and product to manufacture. Extended supplier lead times on some newer technologies can create greater pressure on our ability to forecast future demand, which can lead to excess inventory or product shortages and to delays in fulfilling current and future purchase orders that can impede production by our customers and harm our customer relationships. Further, if we are unable to reduce our lead times, customers may also cancel existing orders or reduce future orders. Any cancellations or reductions of orders, or any reductions in future demand, may adversely impact our business, and in addition, could lead to increased excess and obsolete inventory-related charges, all of which could materially affect our operating results.
We may be unable to sustain or increase our revenue from our large customers, grow revenue with new or other existing customers at the rate we anticipate or at all, or offset a decline or discontinuation of concentrated purchases by our larger customers with purchases by new or existing customers. These customers could reduce their spending levels or otherwise could choose to divert all or a portion of their business with us to one of our competitors, re-assign spending allocations, increase their adoption of "white box" solutions and open-source network operating systems, demand pricing concessions for our services, or require us to provide enhanced services that increase our costs. Moreover, the AI market is rapidly expanding and customers continue to evaluate their opportunity in this market, recent advances in network architecture may result in increased efficiencies and lowering of infrastructure spending and the potential demand for our AI Ethernet switches may not develop as anticipated or at all. If these factors drive some of our large customers to cancel all or a portion of their business relationships with us, the growth in our business and the ability to meet our current and long-term financial forecasts may be materially impacted. We expect that such concentrated purchases will continue to contribute materially to our revenue for the foreseeable future and that our results of operations may fluctuate materially as a result of such larger customers’ buying patterns. In addition, we may see consolidation of our customer base, such as among Internet companies and cloud service providers, which could result in the loss of customers. The loss of such customers, or a significant delay or reduction in their purchases, including reductions or delays due to customer departures from recent buying patterns, or an unfavorable change in competitive conditions could materially harm our business, financial condition, results of operations and prospects.

Adverse economic conditions, continuing uncertain economic conditions or reduced information technology and network infrastructure spending may adversely affect our business, financial condition, results of operations and prospects.
Our business depends on the overall demand for information technology, network connectivity and access to data and applications. Weak domestic or global economic conditions and continuing economic uncertainty, fear or anticipation of such conditions, a recession, geopolitical pressures, including international trade disputes, tariff policies and changes in tariff policies, global pandemics, or a reduction in information technology and network infrastructure spending or a deterioration of the financial performance, condition or prospects of our customers, could adversely affect our business, financial condition, results of operations and prospects in a number of ways, including longer sales cycles, reduced demand or lower prices for our products and services, higher default rates among our channel partners, reduced unit sales and lower or no growth. In addition, the global macroeconomic environment has been negatively affected by, among other things, the uncertainty in the global banking and financial services markets, epidemics, instability in global economic markets, changes in government administration and policy positions, increased uncertainty associated with recent scheduled, threatened and/or anticipated increases in trade tariffs in the context of escalated and unresolved trade disputes and tensions between the U.S., the European Union (the "EU"), China, Mexico, Canada and other countries where we manufacture our products including Malaysia and Vietnam, inflationary pressures, higher interest rates, instability in the global credit markets, the impact and uncertainty regarding global central bank monetary policy, instability in the geopolitical environment, the Russia-Ukraine and Israel-Hamas conflicts, political tensions between Taiwan and China, and among the U.S., China, Iran, Israel, Lebanon, Russia, Ukraine and other countries, political demonstrations, and foreign governmental debt concerns which have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets. While some of our customers may be adversely affected by negative macroeconomic conditions, the impact may be particularly significant in our enterprise market where we are seeking to increase our penetration into this market. A government shutdown or a default by the U.S. government on its debt obligations, or related credit-rating downgrades could also have adverse effects on the broader global economy and contribute to, or worsen, an economic recession. We believe that any extended or renewed economic disruptions or deterioration in the global economy could have an adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations. For example, if banks or other financial institutions with whom we have banking relationships or whose corporate bonds are held in our marketable securities investment portfolio, enter receivership or become insolvent in the future, we may be unable to access, and we may lose some of our existing cash, cash equivalents and investments to the extent those funds are not insured or otherwise protected by the FDIC. In addition, in such circumstances we might not be able to timely pay key vendors and others. We regularly maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. Any delay in our ability to access our cash, cash equivalents and investments (or the loss of such funds) or to timely pay key vendors and others could have a material adverse effect on our operations and cause us to need to seek additional capital sooner than planned.
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
Generally, we do not have guaranteed supply contracts with our component suppliers, and our suppliers have, or in the future could continue to, suffer shortages, require longer lead times, delay shipments, prioritize shipments to other vendors, reject orders, decommit orders, increase prices, impose expedite fees or cease manufacturing such products or selling them to us at any time. Supply of these components worldwide was and could continue to be adversely affected by supply constraints, as well as industry consolidation and geopolitical conditions such as international trade restrictions and increased political tensions. Such shortages, increased component lead times, reduced allocations of components and rejections or decommitments of orders have resulted in and may continue to result in increased component prices, fewer sourcing options, unpredictability of supply, prolonged manufacturing disruptions and increased product lead times, which has impacted and and may in the future adversely impact our revenue and gross margins.
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
Our revenue growth rates in previous periods may not be indicative of our future performance. We have experienced annual revenue growth rates of 19.5%, 33.8%, 48.6%, and 27.2% in 2024, 2023, 2022 and 2021, respectively. In the future, our revenue growth rates will continue to be volatile due to cyclical trends in our business, and as we become more penetrated in our existing customer base and product markets and look to enter and expand into new markets. In addition, we have experienced supply constraints that have resulted in manufacturing and shipment delays, which have negatively affected the timing of revenue recognition. If these manufacturing and supply chain disruptions recur and/or if we are unable to reduce our lead times it could also result in the cancellation of orders by customers, reduce demand from existing customers in future periods, and increase difficulty in adding new customers. Other factors may also contribute to declines in our growth rates, including changes in demand for our products and services, particularly from our large customers, the deterioration of the financial performance, condition or prospects of our large customers, changes in capital spending by our large customers, increased competition, price sensitivities from our customers to increases in our pricing, our ability to successfully manage our expansion or continue to capitalize on growth opportunities, the maturation of our business, geopolitical pressures, macroeconomic conditions, recession risks and monetary policy shifts, and our ability to be successful in the AI market and adjacent markets, such as campus switching, Wi-Fi networking markets and network security markets. Recent technologies, such as generative AI models, have emerged, and while they have driven increased demand for networking, the long-term trajectory of such technologies is unknown and it is difficult for us to predict the demand for such new technologies. Customers may overestimate demand for their AI build outs and cancel, delay, reduce or otherwise modify their purchase commitments with little or no notice to us. In addition, customer may implement changes to their network architecture to improve efficiencies and reduce demand for our products. As such, demand estimates for our new products are difficult to forecast and create volatility in our revenue. In addition, given the timing and prioritization of customer orders and shipment patterns, near term revenue trends may not be reflective of current demand levels. Furthermore, any prolonged economic disruptions or deterioration in the global economy could have a negative impact on demand from our customers in future periods, particularly in the enterprise market where we are continuing to expand our penetration. which may result in reductions in overall demand from these customers in future periods and negatively impact our revenue, financial condition, business or prospects. You should not rely on our revenue for any prior quarterly or annual period as an indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected, and our stock price could be volatile.
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
We have made substantial investments to develop new products and services and enhancements to existing products through our acquisitions and internal research and development efforts to expand our product offerings and maintain our revenue growth. If we are unable to anticipate technological changes in our industry by introducing new or enhanced products and services in a timely and cost-effective manner or if we fail to introduce products and services that meet market demand, we may lose our competitive position, our products may become obsolete, and our business, financial condition or results of operations could be adversely affected. For example, with our most recently introduced 800 GbE, AI focused Ethernet products and AI-Driven Campus and Branch Networking Offerings, our ability to continue to maintain our competitive position with our customers will depend on our ability to deliver these new products in a timely manner, our customers' acceptance of these products and the growth of the markets that these products serve. In addition, the evaluation, testing and qualification of our new products by our customers may be lengthy and may require increased customer trials and contracts with acceptance clauses, which delay revenue recognition may negatively impact our revenue.
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
The data center and campus networking markets have been historically dominated by Cisco, with competition also coming from other large network equipment and system vendors, including Dell/EMC, Extreme Networks, Hewlett Packard Enterprise, Huawei, Juniper Networks, Nvidia and white box networking vendors utilizing open-source operating systems. Most of our competitors and some strategic alliance partners have made acquisitions and/or have entered into or extended partnerships or other strategic relationships to offer more comprehensive product lines, including cloud networking solutions and network security. For example, Cisco acquired Acacia Communications, Broadcom acquired Brocade Communications and VMware, Dell acquired Force10 Networks, Hewlett Packard Enterprise acquired Juniper Networks. This industry consolidation may lead to increased competition and may harm our business. Large system vendors are increasingly seeking to deliver vertically integrated cloud networking solutions to customers that combine cloud-focused hardware and software solutions as an alternative to our products. We expect this trend to continue as companies attempt to strengthen their market positions in an evolving industry and as companies are acquired or are unable to continue operations. Industry consolidation may result in stronger competitors that are better able to compete with us, and this could lead to more variability in our results of operations and could have a material adverse effect on our business, the pricing of our solutions, financial condition, results of operations and prospects.
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
As part of our business strategy, we have made and could continue to make investments in complementary companies, products or technologies which could involve licenses, additional channels of distribution, discount pricing or investments in or acquisitions of other companies. For example, we completed the acquisition of VeloCloud in June 2025 which required management to focus efforts on integrating the VeloCloud business with the Company. In addition, the privately-held companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize, and we could lose our entire investment in these companies. We may not be able to find suitable investment or acquisition candidates and we may not be able to complete such investments or acquisitions on favorable terms, if at all. If we do complete investments or acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any investments or acquisitions we complete could be viewed negatively by our customers, investors and securities analysts. Through acquisitions, we continue to expand into new markets and we may experience challenges in entering into new markets for which we have not previously manufactured and sold products, including facing exposure to new market risks, difficulty achieving expected business results due to a lack of experience in new markets, products or technologies or the initial dependence on unfamiliar distribution partners or vendors.
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

We operate on December 31st year end and typically have lower sequential quarter over quarter revenue growth in the first quarter of each fiscal year, often followed by stronger sequential revenue growth in the ensuing quarters. We believe that this seasonality results from a number of factors, including the procurement, budgeting and deployment cycles of many of our customers. The effects of supply chain disruptions and our rapid growth may have reduced the impact of seasonal or cyclical factors that might otherwise have influenced our business and broader industry performance. If our growth rates slow, seasonal or cyclical variations in our operations may become more pronounced over time and may materially affect our business, financial condition, results of operations and prospects. In addition, any supply chain shortages and manufacturing disruptions that result in extended lead times may impact our ability to manufacture and ship products to our customers in a timely manner, which may disrupt typical seasonal trends.
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
Managing our manufacturing capacity and extended supply chain is complex, and our inventory management systems and related supply-chain visibility tools may not enable us to effectively manage the supply of our products and product components. Our ability to manage our supply chain has also and could continue to be adversely affected by other factors including geopolitical conditions such as international trade tensions between the U.S. and China, Canada, Mexico, the European Union and other countries where we manufacturing our products including Malaysia and Vietnam, the Russia-Ukraine conflict and related economic sanctions against Russia, the Israel-Hamas conflict, and political tensions between China and Taiwan. Global geopolitical and macroeconomic uncertainties have resulted in prolonged manufacturing and supply chain disruptions, including temporary closures of certain manufacturing and supplier facilities particularly within China and controls on certain supplies including China's restrictions in the use of Micron products and its controls on metals used in semiconductor manufacturing such as gallium and germanium which, in turn, have caused and may continue to cause shortages of, and extended lead times for, components used to manufacture our products, increases in the prices for such components, a reduction, unpredictability or interruption of supply, prioritization of component shipments to other vendors and decommitments of orders. In addition, China imposed additional export controls on critical metals including tungsten, tellurium, bismuth, molybdenum, and indium (and related compounds) in February 2025 and further increased the scope of its export controls in April 2025 as part of its response to the United States’s imposition of additional tariffs on products from China, though certain controls have been relaxed since May 2025 pursuant to bilateral trade negotiations between the U.S. and China. Insufficient component supply, and increases in the time required to manufacture our products may lead to prolonged inventory shortages, manufacturing disruptions and increased customer lead times for our products that could result in increased cancellation of orders or loss of future sales opportunities altogether as potential customers turn to competitors’ products that are readily available. In addition, in order to meet customer lead times, we have, and may continue to expedite the supply of components and make incremental investments in our supply chain to increase our capacity for manufacturing products, which increases our product costs and negatively affects our gross margin.
In order to reduce lead times in our supply chain and plan for adequate component supply, we have issued and expect to continue to issue purchase orders for components and products that are non-cancellable and non-returnable, including purchase commitments for semiconductors as disclosed in Note 5. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. We expect that our inventory and purchase commitments will remain volatile as we ramp new product introductions. In particular, we have increased our purchase commitments to respond to the rapid deployment of AI networks and reduce overall lead times which will increase our working capital requirements. There is no guarantee that suppliers will meet their commitments or that actual customer demand will not be lower than our demand forecasts. Additionally, certain customers have and may continue to engage in cost reduction measures including reductions in capital expenditures and other efficiency efforts which may result in a cancellation of orders or reduce demand for our products. We establish a liability for non-cancellable, non-returnable purchase commitments with our component inventory suppliers for quantities in excess of our demand forecasts, or for products that are considered obsolete. In addition, we establish a liability and reimburse our contract manufacturer for component inventory purchased on our behalf that has been rendered excess or obsolete due to manufacturing and engineering change orders, or in cases where inventory levels greatly exceed our demand forecasts. The magnitude of these balances, combined with shifting product priorities, has resulted in increased risk that we may not be able to sell all of this inventory, which in turn has resulted, and may in the future result, in additional excess and obsolete inventory-related charges. Our non-cancellable commitments and the cash deposits to secure our purchases with our contract manufacturers are disclosed in Note 5. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. If we ultimately determine that we have excess or obsolete inventory, we may have to reduce our prices and write down inventory to its estimated realizable value, which in turn could result in lower gross margins. If we are unable to effectively manage our supply and inventory, our business, financial condition, results of operations and prospects could be adversely affected.
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
We and our contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and analysis from our sales and marketing organizations, adjusted for overall market conditions and other factors. In order to address customer demand and extended lead times, we have entered, and may continue to enter, into significant purchase commitments with our contract manufacturers and suppliers, with issuance of non-cancellable purchase orders for such commitments. There is no guarantee that suppliers will meet their commitments or that actual customer demand will directly match our demand forecasts. If our forecasts materially change from our initial projections, customers' orders are cancelled or if we otherwise do not need such inventory, we may under- or over-procure inventory, which could materially adversely affect our business, financial condition and results of operations.
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
Risks Related to Cybersecurity and Data Privacy
Our products, services and internal network systems could experience cybersecurity incidents and defects, errors or vulnerabilities in our products, the failure of our products to detect security breaches or incidents, the misuse of our products or the risks of product liability could harm our reputation and adversely impact our operating results.
Our products, services, external facing and internal network systems could experience cybersecurity incidents or become a target for security attacks, including attacks specifically designed to disrupt our business and our customers and introduce malicious software and attacks by state sponsors. If our products, services or internal networks, system or data are or are perceived to have been compromised, our reputation may be damaged and our financial results may be negatively affected.
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
Breaches of our cybersecurity systems, or other security or privacy breaches or incidents with respect to our products, services, networks, systems, or data, or those of our suppliers, service providers, or other third parties, could degrade our ability to conduct our business operations or those of our suppliers, service providers, or third parties, impact our ability to deliver products and services to our customers, cause vulnerabilities in our products and services, and subject us to regulatory enforcement actions and or fines or liabilities for damages incurred by our customers or partners, delay our ability to recognize revenue, compromise the integrity of our software products and our networks, systems, and data, result in significant data losses and the theft of our intellectual property, damage our reputation, expose us to liability to third parties and require us to incur significant additional costs to maintain the security of our networks and data.
We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners. Computer programmers or other persons or organizations may attempt to penetrate our network security, or that of our website or systems, and access, use, or obtain confidential, personal, or otherwise sensitive or proprietary information about us or our customers, or via these or other methods, including denial of service attacks and other cyberattacks, disrupt or cause interruptions of our systems, products, services and networks. In addition, geopolitical tensions and conflicts, such as the Russia-Ukraine conflict, the Israel-Hamas hostilities and deteriorating relations with China, may create a greater risk of cyberattacks against our company and our manufacturers, suppliers, logistics providers, banks and other business partners. Because the techniques used to access, disrupt, or sabotage networks and systems change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. In addition, our software and sophisticated hardware and operating system software and applications that we develop or procure from third parties may contain vulnerabilities or defects in design or manufacture, including “bugs,” viruses, ransomware and other malware, and other problems that could cause the software or applications to fail or otherwise to unexpectedly interfere with the operation of the system or that could result in a breach of or disruption to our systems, products, services or networks or the systems, networks, products, or services of third parties that support us and our services. We also face risks of others gaining unauthorized access to our products and services and introducing malicious software, and such malicious software, defects, bugs or vulnerabilities, or other defects, bugs, or vulnerabilities in our products or services may result in failures or interruptions of our products or services or expose our end-customers' networks, leaving their networks unprotected against the latest security threats. In addition, our systems, services and products are subject to risks of system outages and other cybersecurity incidents caused by unintended technical errors, which would occur even in the absence of unauthorized access or other malicious activity.

We have also outsourced some business functions to third parties, including our manufacturers, logistics providers, and cloud service providers, and our business operations also depend, in part, on the success of these third parties’ own cybersecurity measures. Similarly, we rely upon distributors, resellers and system integrators to sell our products and our sales operations depend, in part, on the reliability of their cybersecurity measures. Additionally, we depend upon our employees to appropriately handle confidential, sensitive, and proprietary data and comply with the security measures we have instituted to prevent exposure of our networks and systems to security breaches and incidents, the unauthorized access to our products and the loss of data. We and the aforementioned third parties also face the risk of ransomware and other malicious software, phishing schemes and other social engineering methods, fraud and other malfeasance, cybersecurity threats from state sponsors and other actors, and intentional or negligent acts or omissions of employees and contractors. Furthermore, our acquisition of Awake Security and our provision of its NDR platform may result in us being a more attractive target for such attacks. Accordingly, if our cybersecurity systems and measures or those of any of the aforementioned third parties, or of any other third parties capable of introducing risks to our system or operations, fail to protect against sophisticated cyber-attacks, other means of effectuating security breaches or incidents, interruptions or other disruptions of our or our third-party service providers’ systems, networks, products, or services, the mishandling of data by employees and contractors, the corruption, loss, or mishandling or other unauthorized processing of data by unauthorized persons, or any other means of unauthorized access to, or use of, our manufacturing process, products, services, networks, systems, or data that we or such third parties maintain, operate, or process, our ability to conduct our business effectively could be damaged in a number of ways, including:
•sensitive data regarding our business or our customers, including intellectual property and other proprietary data, could be stolen or lost, modified, rendered unavailable, or otherwise assessed, used, or processed in authorized manners;
•our systems, including email and other electronic communication methods, and access to or availability of data, could be disrupted or harmed, and our ability to conduct our business operations could be seriously damaged until such systems or data access and availability can be restored, which we may be unable to achieve in a prompt manner or at all;
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
Over the past several years, the U.S. government has enacted a series of international trade restrictions affecting China and other countries which have included export controls, import regulations and foreign investment regulations. For example, the U.S. has added additional entities, from China and elsewhere, to restricted party lists impacting the ability of U.S. companies to provide products, and in certain cases services, to these entities and, in some cases, receive products or services from these entities. The U.S. has also enacted controls restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, and supercomputing to China without an export license. In 2023 and 2024, the U.S. government expanded the list of advanced integrated circuits ("ICs") subject to heightened export controls, including certain hardware containing these specified ICs, expanded the list of countries that require export authorization for such items, and added new restrictions based on the headquarters location of the parties involved. New regulations further expanding the controls to impose a worldwide licensing requirement on certain ICs and computing resources that are used for training of AI models were introduced in January 2025 with a scheduled compliance date of May 15, 2025, These regulations were rescinded prior to the scheduled compliance date though we expect the U.S. government to issue new regulations regarding similar technologies in the future. The U.S. government also continues to expand the scope of restrictions on the development or production of advanced ICs and certain semiconductor manufacturing equipment, and the restrictions on supercomputing, in China and other countries, though certain U.S. export controls have been the subject of bilateral trade negotiations between the U.S. and China and have been partially relaxed since May 2025, with further changes possible.
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
The Chinese government has retaliated to, and may continue to retaliate to, these or other U.S. trade restrictions in ways that could impact our business. For example, China has announced controls on both the use of Micron products and export license requirements on certain materials used, among other things, in the production of semiconductors, optical components, and other electronic devices including germanium and gallium. China also has announced a new export control regime. These Chinese export controls have been the subject of bilateral trade negotiations between the U.S. and China, and have been partially relaxed since May 2025, though further changes are possible. Further, the Chinese government has responded to these U.S. actions by adding U.S. entities to an unreliable entity list, which limits the ability of companies on the list to engage in business with Chinese customers. These restrictions could disrupt the ability of China to produce semiconductors and other electronics, impact our ability to source components from China, or impact the cost of components or inputs used to produce our products.
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
Tax laws are dynamic and subject to change. Changes in tax laws and regulations and interpretations of such laws and regulations, including taxation of earnings outside of the U.S. may have adverse effects on our operating results and could impact the tax treatment of our earnings and cash and cash equivalent balances we currently maintain. Furthermore, due to shifting economic and political conditions, tax policies and rates in various jurisdictions, may be subject to significant change. For example, on July 4, 2025, the U.S. enacted tax legislation commonly referred to as the OBBB Act, which includes changes to the deductibility of certain domestic expenses effective for tax years starting after December 31, 2024 and modifications to the international tax framework effective for tax years starting on or after December 31, 2025. We are currently evaluating the full impact of the OBBB Act on us, including on our estimated annual effective tax rate and cash tax position. The Organization for Economic Cooperation and Development (“OECD”), comprising 38 international member countries, has introduced a global minimum tax initiative (“Pillar Two”), which has been adopted by members of the European Union ("EU"), among other jurisdictions. While the U.S. has not yet adopted Pillar Two, other OECD countries outside or the EU are actively considering changes to existing tax laws or have proposed new laws to align with the recommendations and guidelines proposed by the OECD, including Pillar Two. Enactment of such tax laws could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. On June 28, 2025, the G7 released a joint statement announcing an understanding regarding a proposed “side-by-side” solution that that would exempt U.S.-parented multinational businesses from certain provisions of Pillar Two; however, no agreement regarding implementation of the proposal has yet been reached. We have assessed the impacts of these new laws on countries that we operate in and do not currently anticipate any material impacts on our effective tax rate. However, we cannot provide any assurance that there will not be a material impact to our effective tax rate in the future because of these developments or other proposed tax law changes.
Finally, we are subject to examination of our income tax returns by the Internal Revenue Service (the "IRS") and other tax authorities. Audits by the IRS or other tax authorities are subject to inherent uncertainties and could result in unfavorable outcomes, including potential fines or penalties. As we operate in numerous taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. The expense of defending and resolving such audits may be significant. The amount of time to resolve an audit is also unpredictable and may divert management’s attention from our business operations. We regularly assess the likelihood of adverse outcomes resulting from tax examinations to determine the adequacy of our provision for income taxes. We cannot assure you that fluctuations in our provision for income taxes or our effective tax rate, the enactment of new tax laws or changes in the application or interpretation of existing tax laws or adverse outcomes resulting from examination of our tax returns by tax authorities will not have an adverse effect on our business, financial condition, results of operations and prospects.
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
Many jurisdictions have passed new laws and regulations relating to privacy, data protection, and other matters, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. For example, the California Consumer Privacy Act (“CCPA”) became operative on January 1, 2020 and was amended by the California Privacy Rights Act (“CPRA”) going into effect over time through July 1, 2023. Aspects of the CCPA/CPRA and its interpretation remain uncertain and are likely to remain uncertain for an extended period and may require us to incur additional costs and expenses in an effort to comply. In addition to the CCPA/CPRA, numerous other states have enacted or are considering similar laws that will require ongoing compliance efforts and investment. For example, Connecticut, Virginia, Colorado and Utah have enacted legislation similar to the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that took effect in 2024; Delaware, Tennessee, Iowa, Maryland, Minnesota, New Hampshire, Nebraska, New Jersey and Tennessee have enacted similar legislation effective, or taking effect in 2025; and Indiana, Rhode Island and Kentucky have enacted similar legislation that will become effective in 2026.
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
We also expect laws, regulations, industry standards and other obligations worldwide relating to privacy, data protection and cybersecurity to continue to evolve, and that there will continue to be new, modified, and re-interpreted laws, regulations, standards, and other obligations in these areas. For example, the Network and Information Security Directive II, or NIS2, adopted in 2023, aims to enhance cybersecurity across critical infrastructure and essential services in the EU. It expands the scope of the 2016 NIS Directive to include additional sectors while enforcing stricter governance and accountability requirements. NIS2 requires all 27 EU member states to issue implementing legislation by October 2024; however, several EU member states have not finalized their respective legislation and guidance. Additionally, the Digital Operational Resiliency Act, or DORA, became effective in January 2025, and aims to establish a universal framework for managing and mitigating information and communication technology risk that will apply to entities in the financial sector and their third-party cloud service providers.
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
Additionally, the U.S. government continues to expand controls enacted in October 2022 restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, and supercomputing to China without an export license. In 2023 and 2024, the U.S. government expanded the list of advanced integrated circuits subject to heightened export controls, including certain hardware containing these specified integrated circuits, expanded the list of destinations requiring export authorization for such items, and added new restrictions based on the headquarters location of the parties involved. New regulations further expanding the controls to impose a worldwide licensing requirement on certain integrated circuits and computing resources that are used for training of AI models were introduced in January 2025 with a scheduled compliance date of May 15, 2025. These regulations were rescinded prior to the scheduled compliance date though we expect the U.S. government to issue new regulations regarding similar technologies in the future. The U.S. government also continues to expand the scope of restrictions on the development or production of advanced integrated circuits and certain semiconductor manufacturing equipment, and the restrictions on supercomputing, in China and other countries. Other foreign governments may in turn impose similar or more restrictive controls. These controls or any additional restrictions may impact our ability to export certain products to China or other countries, prohibit us from selling our products to certain of our customers, restrict our ability to use certain ICs in our products, or impact our suppliers who may utilize facilities or equipment described in these controls. However, certain U.S. export controls have been the subject of bilateral trade negotiations between the U.S. and China and have been partially relaxed since May 2025, with further changes possible.
It also is possible that the Chinese government will retaliate to these export controls in ways that could impact our business. For example, China has announced controls on both the use of Micron products and export license requirements on certain materials used, among other things, in the production of semiconductors, optical components, and other electronic devices including germanium and gallium. China also has announced a new export control regime. These Chinese export controls have been the subject of bilateral trade negotiations between the U.S. and China and have been partially relaxed since May 2025, though further changes are possible. Further, the Chinese government has responded to U.S. actions by adding U.S. entities to an unreliable entity list, which limits the ability of companies on the list to engage in business with Chinese customers. These restrictions could disrupt the ability of China to produce semiconductors and other electronics and impact our ability to source components from China and could impact the cost of components or inputs used to produce our products.
Any deterioration in relations between Taiwan and China could lead to additional sanctions or export controls on China, on specific individuals or entities, or otherwise in the region which could impact our ability to sell to certain of our customers, source components from China, or otherwise negatively impact our business.
The United States may also continue to leverage the use of “secondary tariffs” and/or “secondary sanctions” to achieve certain foreign policy goals, or increase its enforcement of such tools, which may directly or indirectly affect our business (see also the “Escalated or escalating U.S. tax, tariff, as well as countermeasures taken by affected countries may have a negative effect on global economic conditions, financial markets and our business risk factor above). Even though we take precautions to ensure that we and our channel partners comply with all relevant regulations, any failure by us or our channel partners to comply with such regulations could have negative consequences, including reputational harm, government investigations and penalties. In addition, economic sanctions that are vague and not subject to guidance by regulators lead to heightened compliance risk.
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
Our directors, executive officers and each of our stockholders who own greater than 10% of our outstanding common stock together with their affiliates, in the aggregate, beneficially own approximately 17.9% of the outstanding shares of our common stock, based on shares outstanding as of June 30, 2025. As a result, these stockholders, if acting together, could exercise a significant level of influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
From time to time, we repurchase shares of our common stock pursuant to repurchase programs that are funded from working capital. The Prior Repurchase Program, which allowed for stock repurchases of up to $1.2 billion, was completed in May 2025, and the New Repurchase Program allows for repurchases of an additional $1.5 billion. The New Repurchase Program does not obligate us to acquire any of our common stock and may be suspended or discontinued by the Company at any time without prior notice. During the three months ended June 30, 2025, we repurchased a total of $133.9 million of our common stock under our Prior Repurchase Program and $62.0 million of our common stock under our New Repurchase Program. During the six months ended June 30, 2025, we repurchased a total of $921.0 million of our common stock under our Prior Repurchase Program and $62.0 million of our common stock under our New Repurchase Program. As of June 30, 2025, the remaining authorized amount for repurchases under the New Repurchase Program was $1.4 billion.
Our repurchases for the three months ended June 30, 2025 are disclosed as below (in millions, except per share amounts). For further information on our repurchase activities during the quarter ended June 30, 2025, please refer to Note 6. Stockholders' Equity and Stock-Based Compensation of the Notes to Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
April 1, 2025 - April 30, 2025	1.2	$75.9	1.2	$33.8
May 1, 2025 - May 31, 2025	0.9	86.8	0.9	1,459.8
June 1, 2025 - June 30, 2025	0.3	84.7	0.3	1,438.0
	2.4		2.4

(1) On May 7, 2024, we announced that on May 3, 2024, our board of directors authorized the Prior Repurchase Program allowing up to $1.2 billion stock repurchases, which was set to expire in May, 2027. In May 2025, we completed repurchases under the Prior Repurchase Program. On May 6, 2025, we announced that on May 2, 2025 our board of directors authorized the New Repurchase Program allowing up to $1.5 billion stock repurchases. The New Repurchase Program expires on the earlier of the repurchase by the Company of $1.5 billion pursuant to the New Repurchase Program or our Board of Directors’ termination of the New Repurchase Program.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following directors and officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On June 10, 2025, Kelly Battles, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of 1,688 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until November 23, 2026, or earlier if all transactions under the trading arrangement are completed.
On June 12, 2025, Charles Giancarlo, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 146,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 21, 2026, or earlier if all transactions under the trading arrangement are completed.
No other officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 6. Exhibits

Exhibit Number	Description
10.1
Letter Agreement by and between the Company and Todd Nightingale, dated June 12, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 16, 2025).

10.2
Form of Severance Agreement by and between the Company and Todd Nightingale (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on June 16, 2025).

10.3	Consulting Agreement between the Company and Marc Taxay, dated May 6, 2025.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)
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

Arista Networks, Inc.
(Registrant)

Date:	August 5, 2025	By:	/s/ JAYSHREE ULLAL
Jayshree Ullal
Chief Executive Officer and Chairperson of the Board
(Principal Executive Officer)

Date:	August 5, 2025	By:	/s/ CHANTELLE BREITHAUPT
Chantelle Breithaupt
Senior Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer )