Form 10-Q
period 2025-09-30
Arista Networks, Inc.
filed 2025-11-05
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of October 30, 2025 was 1,259,285,070.

ARISTA NETWORKS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ARISTA NETWORKS, INC.
Condensed Consolidated Balance Sheets
(in millions, except par value)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,326.6	$2,762.4
Marketable securities	7,779.6	5,541.1
Accounts receivable, net	1,489.4	1,140.5
Inventories	2,155.7	1,834.6
Prepaid expenses and other current assets	1,433.5	632.3
Total current assets	15,184.8	11,910.9
Property and equipment, net	172.6	98.8
Goodwill	416.2	268.5
Deferred tax assets	1,665.4	1,440.4
Other assets	609.8	325.3
TOTAL ASSETS	$18,048.8	$14,043.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$481.0	$381.1
Accrued liabilities	471.0	435.3
Deferred revenue	3,520.7	1,727.3
Other current liabilities	193.9	188.5
Total current liabilities	4,666.6	2,732.2
Deferred revenue, non-current	1,165.5	1,064.1
Other long-term liabilities	309.6	252.8
TOTAL LIABILITIES	6,141.7	4,049.1
Commitments and Contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100 shares authorized and no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value—4,000 shares authorized as of September 30, 2025 and December 31, 2024; 1,259.2 and 1,261.3 shares issued and outstanding as of September 30, 2025 and December 31, 2024	0.1	0.1
Additional paid-in capital	2,784.1	2,465.4
Retained earnings	9,115.1	7,542.5
Accumulated other comprehensive income (loss)	7.8	(13.2)
TOTAL STOCKHOLDERS’ EQUITY	11,907.1	9,994.8
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,048.8	$14,043.9

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Income Statements
(Unaudited, in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Product	$1,911.7	$1,523.8	$5,481.2	$4,275.9
Service	396.6	287.1	1,036.7	796.8
Total revenue	2,308.3	1,810.9	6,517.9	5,072.7
Cost of revenue:
Product	745.5	593.3	2,125.5	1,655.4
Service	72.6	55.9	187.5	157.0
Total cost of revenue	818.1	649.2	2,313.0	1,812.4
Gross profit	1,490.2	1,161.7	4,204.9	3,260.3
Operating expenses:
Research and development	326.0	235.8	888.9	711.7
Sales and marketing	151.2	106.8	394.3	316.3
General and administrative	34.8	33.8	98.5	87.3
Total operating expenses	512.0	376.4	1,381.7	1,115.3
Income from operations	978.2	785.3	2,823.2	2,145.0
Other income (expense), net	98.9	97.6	289.1	231.1
Income before income taxes	1,077.1	882.9	3,112.3	2,376.1
Provision for income taxes	224.1	134.9	556.7	325.0
Net income	$853.0	$748.0	$2,555.6	$2,051.1
Net income per share (1):
Basic	$0.68	$0.59	$2.03	$1.63
Diluted	$0.67	$0.58	$2.00	$1.60
Weighted-average shares used in computing net income per share (1):
Basic	1,258.0	1,257.9	1,258.1	1,255.0
Diluted	1,276.6	1,281.8	1,275.7	1,280.3
(1) Prior period results have been adjusted to reflect the four-for-one stock split effected in December 2024. See Note 1, Organization and Summary of Accounting Policies, for details.

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$853.0	$748.0	$2,555.6	$2,051.1
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	(1.3)	1.5	1.8	(0.9)
Available-for-sale investments:
Change in net unrealized gains (losses) on available-for-sale securities	5.3	23.1	19.2	13.8
Other comprehensive income (loss)	4.0	24.6	21.0	12.9
Comprehensive income	$857.0	$772.6	$2,576.6	$2,064.0

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in millions)

	Three Months Ended September 30, 2025						Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of period	1,256.8	$0.1	$2,635.6	$8,262.1	$3.8	$10,901.6	1,261.3	$0.1	$2,465.4	$7,542.5	$(13.2)	$9,994.8
Net income	—	—	—	853.0	—	853.0	—	—	—	2,555.6	—	2,555.6
Other comprehensive income, net of tax	—	—	—	—	4.0	4.0	—	—	—	—	21.0	21.0
Stock-based compensation	—	—	127.9	—	—	127.9	—	—	306.1	—	—	306.1
Issuance of common stock in connection with employee equity incentive plans	2.5	—	25.6	—	—	25.6	9.4	—	56.9	—	—	56.9
Repurchase of common stock	—	—	—	—	—	—	(11.1)	—	—	(983.0)	—	(983.0)
Tax withholding paid for net share settlement of equity awards	(0.1)	—	(5.0)	—	—	(5.0)	(0.4)	—	(44.3)	—	—	(44.3)
Balance at end of period	1,259.2	$0.1	$2,784.1	$9,115.1	$7.8	$11,907.1	1,259.2	$0.1	$2,784.1	$9,115.1	$7.8	$11,907.1

	Three Months Ended September 30, 2024						Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares(1)	Amount(1)					Shares(1)	Amount(1)
Balance at beginning of period	1,256.3	$0.1	$2,263.3	$6,182.4	$(15.0)	$8,430.8	1,249.0	$0.1	$2,108.3	$5,114.0	$(3.3)	$7,219.1
Net income	—	—	—	748.0	—	748.0	—	—	—	2,051.1	—	2,051.1
Other comprehensive income, net of tax	—	—	—	—	24.6	24.6	—	—	—	—	12.9	12.9
Stock-based compensation	—	—	98.1	—	—	98.1	—	—	254.6	—	—	254.6
Issuance of common stock in connection with employee equity incentive plans	4.0	—	21.0	—	—	21.0	15.2	—	55.5	—	—	55.5
Repurchase of common stock	(0.8)	—	—	(65.1)	—	(65.1)	(4.2)	—	—	(299.8)	—	(299.8)
Tax withholding paid for net share settlement of equity awards	(0.1)	—	(11.5)	—	—	(11.5)	(0.6)	—	(47.5)	—	—	(47.5)
Balance at end of period	1,259.4	$0.1	$2,370.9	$6,865.3	$9.6	$9,245.9	1,259.4	$0.1	$2,370.9	$6,865.3	$9.6	$9,245.9
(1) Prior period results have been adjusted to reflect the four-for-one stock split effected in December 2024. See Note 1, Organization and Summary of Accounting Policies, for details.

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in millions)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,555.6	$2,051.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49.8	46.7
Stock-based compensation	306.1	254.6
Deferred income taxes	(202.5)	(376.7)
Other	(23.5)	(42.7)
Changes in operating assets and liabilities:
Accounts receivable, net	(348.9)	(96.5)
Inventories	(321.1)	175.2
Other assets	(683.7)	(173.1)
Accounts payable	98.1	(142.0)
Deferred revenue	1,765.7	1,001.1
Income taxes, net	(105.2)	59.8
Other liabilities	19.6	(80.2)
Net cash provided by operating activities	3,110.0	2,677.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	2,590.3	1,427.3
Proceeds from sale of marketable securities	41.4	44.9
Purchases of marketable securities	(4,816.3)	(2,593.4)
Purchases of property and equipment	(82.5)	(19.6)
Cash paid for business combinations, net of cash acquired	(300.0)	—
Other	(10.0)	(6.6)
Net cash used in investing activities	(2,577.1)	(1,147.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity plans	56.9	55.5
Tax withholding paid on behalf of employees for net share settlement	(44.3)	(47.5)
Repurchases of common stock	(983.0)	(299.8)
Net cash used in financing activities	(970.4)	(291.8)
Effect of exchange rate changes	1.7	(1.1)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(435.8)	1,237.0
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —Beginning of period	2,763.8	1,939.5
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$2,328.0	$3,176.5

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
Basis of Presentation and Principles of Consolidation
    The accompanying unaudited condensed consolidated financial statements include the accounts of Arista Networks, Inc. and our wholly-owned subsidiaries and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. All significant inter-company accounts and transactions have been eliminated. Certain reclassifications of prior period amounts were made in the current year to conform to the current period presentation.
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
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted. We are currently evaluating the impact of future adoption on our financial statement disclosures.
In July 2025, the FASB issued ASU 2025-05 Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets, or ASU 2025-05. The ASU provides a practical expedient that allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The amendments of ASU 2025-05 should be applied prospectively and are effective for annual and interim periods beginning after December 15, 2025, with early adoption permitted. We do not expect the adoption of ASU 2025-05 to have a material impact on our consolidated financial statements and related disclosures.
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

	September 30, 2025				December 31, 2024
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Financial Assets:
Cash Equivalents:
Money market funds	$896.1	$—	$—	$896.1	$1,707.5	$—	$—	$1,707.5
Commercial paper	—	5.0	—	5.0	—	—	—	—
U.S. government notes	129.9	—	—	129.9	31.4	—	—	31.4
Agency securities	—	—	—	—	—	3.0	—	3.0
	1,026.0	5.0	—	1,031.0	1,738.9	3.0	—	1,741.9
Marketable Securities:
Commercial paper	—	37.3	—	37.3	—	48.8	—	48.8
U.S. government notes	2,618.6	—	—	2,618.6	1,921.5	—	—	1,921.5
Corporate bonds	—	3,760.9	—	3,760.9	—	2,593.6	—	2,593.6
Municipal bonds	—	9.8	—	9.8	—	—	—	—
Agency securities	—	1,353.0	—	1,353.0	—	977.2	—	977.2
	2,618.6	5,161.0	—	7,779.6	1,921.5	3,619.6	—	5,541.1
Other Assets:
Money market funds - restricted	1.4	—	—	1.4	1.4	—	—	1.4
Total Financial Assets	$3,646.0	$5,166.0	$—	$8,812.0	$3,661.8	$3,622.6	$—	$7,284.4

    During the three and nine months ended September 30, 2025, the Company did not make any transfers between the levels of the fair value hierarchy.
Debt securities
    The following table summarizes the amortized cost, unrealized gains and losses, and fair value of our debt securities measured at fair value on a recurring basis (in millions):

	September 30, 2025				December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$42.3	$—	$—	$42.3	$48.8	$—	$—	$48.8
U.S. government	2,742.0	7.1	(0.6)	2,748.5	1,954.8	2.7	(4.6)	1,952.9
Corporate bonds	3,748.8	13.7	(1.6)	3,760.9	2,595.7	4.4	(6.5)	2,593.6
Municipal bonds	9.8	—	—	9.8	—	—	—	—
Agency securities	1,351.3	2.3	(0.6)	1,353.0	981.0	1.6	(2.4)	980.2
Total	$7,894.2	$23.1	$(2.8)	$7,914.5	$5,580.3	$8.7	$(13.5)	$5,575.5
    For debt securities in unrealized loss positions, it is not likely that we will be required to sell such securities before recovery of their amortized cost basis nor do we have the intent to sell such securities before maturity. We invest in debt securities that have maximum maturities of three years and are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these debt securities, the more susceptible they are to changes in market interest rates and bond yields. Given the short-term and conservative nature of our portfolio, our debt securities are generally not subject to credit risk; therefore, we did not recognize any credit losses or non-credit-related impairments related to such securities for the three and nine months ended September 30, 2025. All unrealized losses were recognized in other comprehensive income (loss). Realized gains or losses were immaterial for the three and nine months ended September 30, 2025.
    The following table is an analysis of our debt securities in unrealized loss positions (in millions):

	September 30, 2025
	Unrealized Losses within 12 months		Unrealized Losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$9.8	$—	$—	$—	$9.8	$—
U.S. government notes	882.7	(0.5)	46.6	(0.1)	929.3	(0.6)
Corporate bonds	833.8	(1.6)	19.2	—	853.0	(1.6)
Agency securities	415.3	(0.6)	11.9	—	427.2	(0.6)
Total	$2,141.6	$(2.7)	$77.7	$(0.1)	$2,219.3	$(2.8)
     As of September 30, 2025, we had no marketable debt securities with contractual maturities that exceeded three years. The fair values of marketable debt securities, by remaining contractual maturities, are as follows (in millions):

September 30, 2025
Fair Value
Due in 1 year or less	$2,893.3
Due in 1 to 3 years	4,886.3
Total debt securities	$7,779.6
    The weighted-average remaining duration of our marketable debt securities is approximately 1.4 years as of September 30, 2025. As we view these marketable debt securities as available to support current operations, we classify marketable debt securities with maturities beyond 12 months as current assets under the caption "Marketable securities" on the condensed consolidated balance sheets.

3.    Financial Statements Details
Inventories
    Inventories consist of the following (in millions):

	September 30, 2025	December 31, 2024
Raw materials	$650.6	$565.4
Finished goods(1)	1,505.1	1,269.2
Total inventories	$2,155.7	$1,834.6
(1) The balance includes evaluation inventory totaling $427.3 million and $422.1 million as of September 30, 2025 and December 31, 2024, respectively.
Property and Equipment, net
    Property and equipment, net consists of the following (in millions):

	September 30, 2025	December 31, 2024
Land	$47.3	$47.2
Equipment and machinery	178.4	160.7
Computer hardware and software	65.9	63.9
Leasehold improvements	37.0	34.7
Furniture and fixtures	3.7	3.5
Construction-in-process	81.1	8.2
Property and equipment, gross	413.4	318.2
Less: accumulated depreciation	(240.8)	(219.4)
Property and equipment, net	$172.6	$98.8
    Depreciation expense was $7.4 million and $8.5 million for the three months ended September 30, 2025 and 2024, respectively, and $23.2 million and $25.6 million for the nine months ended September 30, 2025 and 2024, respectively.
Contract Liabilities, Deferred Revenue and Other Performance Obligations
Contract Liabilities
    A contract liability is recognized when we have received customer payments in advance of our satisfaction of a performance obligation under a cancellable contract. The following table summarizes the activity related to our contract liabilities (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contract liabilities, beginning balance	$188.1	$144.1	$160.8	$133.2
Less: Revenue recognized from beginning balance	(26.9)	(12.7)	(49.0)	(44.7)
Add: Contract liabilities recognized, net	25.6	15.6	75.0	58.5
Contract liabilities, ending balance	$186.8	$147.0	$186.8	$147.0
    As of September 30, 2025 and December 31, 2024, $78.5 million and $65.7 million of our contract liabilities, respectively, were included in "Other current liabilities" with the remaining balances included in "Other long-term liabilities" on the condensed consolidated balance sheets.

Deferred Revenue
    Deferred revenue is comprised mainly of unearned revenue related to multi-year post-contract support ("PCS") contracts and product deferrals related to contracts with acceptance clauses. The following table summarizes the activity related to our deferred revenue (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Deferred revenue, beginning balance	$4,061.7	$2,118.8	$2,791.4	$1,506.2
Less: Revenue recognized from beginning balance	(699.7)	(249.3)	(1,094.5)	(616.3)
Add: Deferral of revenue in current period, excluding amounts recognized during the period	1,324.2	637.8	2,989.3	1,617.4
Deferred revenue, ending balance	$4,686.2	$2,507.3	$4,686.2	$2,507.3
Other Performance Obligations
    Other performance obligations totaling $465.9 million as of September 30, 2025 include unbilled multi-year PCS and service contract amounts of $377.2 million, and $88.7 million of binding contractual agreements with certain customers that are primarily related to future product shipments.
Revenue from Total Remaining Performance Obligations
    Total revenue from our contract liabilities, deferred revenue and other performance obligations that is expected to be recognized in future periods amounts to $5.3 billion as of September 30, 2025. Approximately 90% of this future revenue is expected to be recognized over the next two years and the remaining 10% is expected to be recognized during the third to the fifth year.
Other Income (Expense), net
    Other income (expense), net consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$99.8	$85.4	$280.4	$220.6
Other income (expense), net	(0.9)	12.2	8.7	10.5
Total	$98.9	$97.6	$289.1	$231.1

4.    Acquisition
On June 30, 2025, we completed the acquisition of the VeloCloud business ("VeloCloud") from Broadcom for total cash consideration of $300.0 million. VeloCloud's secure, AI-optimized cloud WAN portfolio provides seamless connectivity to customer sites of any type, complementing Arista's leading data center and campus wired/wireless portfolio. The preliminary purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date, included $268.4 million of intangible assets, $148.0 million of goodwill and $116.4 million of net tangible liabilities assumed as of June 30, 2025. A portion of the goodwill is deductible for tax purposes. The change in the carrying value of goodwill for the three months ended September 30, 2025 was not material.
Acquisition-Related Intangible Assets
Acquisition-related intangible assets, included in other assets, are subject to amortization on a straight-line basis over their estimated useful lives, as we believe this method most closely reflects the pattern in which the economic benefits of the assets will be consumed. Acquisition-related intangible assets, excluding those that are fully amortized and no longer have economic benefit, were as follows (in millions, except years):

	September 30, 2025				December 31, 2024
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4.3	$241.1	$(132.0)	$109.1	$154.9	$(119.2)	$35.7
Customer relationships	6.4	224.3	(41.2)	183.1	54.6	(29.5)	25.1
Trade name	4.8	24.9	(13.0)	11.9	12.4	(11.2)	1.2
Total	5.6	$490.3	$(186.2)	$304.1	$221.9	$(159.9)	$62.0
Future estimated amortization expense related to acquisition-related intangible assets is as follows (in millions):

Future Amortization Expense
Remainder of 2025	$15.3
2026	61.3
2027	57.4
2028	54.0
2029 and thereafter	116.1
Total	$304.1

5.    Commitments and Contingencies
Purchase Commitments
    We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf. A significant portion of purchase orders to our contract manufacturers for finished products consist of non-cancellable purchase commitments. In addition, we purchase strategic component inventory from certain suppliers under non-cancellable purchase commitments, including integrated circuits, which are consigned to our contract manufacturers. As of September 30, 2025, we had non-cancellable purchase commitments not recorded on our balance sheet of $4.8 billion, of which $4.3 billion have expected receipt dates within 12 months, and $0.5 billion have expected receipt dates greater than 12 months. These open purchase orders are considered enforceable and legally binding, and while we may have some limited ability to reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services, this can only occur with the agreement of the related supplier.
    We also had deposits to our contract manufacturers to secure our purchase commitments in the amount of $50.1 million and $95.8 million as of September 30, 2025 and December 31, 2024, respectively, which were recorded within prepaid expenses and other current assets, as well as other assets in the condensed consolidated balance sheets.
Property Project
During the year ended December 31, 2021, we purchased land and the improvements thereon in Santa Clara, California to construct a building for office, lab and data center space. As of September 30, 2025, the estimated remaining capital expenditures related to this project are expected to be approximately $170.0 million to $200.0 million through the end of fiscal 2026 when we expect construction to be completed.
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
Legal Proceedings
    In the ordinary course of business, we are a party to various claims, litigation and other legal proceedings, including matters relating to intellectual property and patent disputes.
    We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2025, provisions recorded for contingent losses related to other claims and matters have not been significant. Based on currently-available information, management does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable, and believes these other matters are not likely, individually and in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows; however, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.
6.    Stockholders’ Equity and Stock-Based Compensation
Stock Repurchase Programs
In May 2025 we completed repurchases under our previous $1.2 billion stock repurchase program (the "Prior Repurchase Program") and our board of directors authorized a new $1.5 billion stock repurchase program (the “New Repurchase Program”, and together with the Prior Repurchase Program, the "Repurchase Programs"). This authorization allows us to repurchase shares of our common stock that will be funded from working capital. Repurchases may be made at management's discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchases, trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or a combination of the foregoing. The New Repurchase Program does not obligate us to acquire any of our common stock and may be suspended or discontinued by the Company at any time without prior notice. We did not repurchase any shares during the three months ended September 30, 2025. During the nine months ended September 30, 2025, we repurchased a total of $921.0 million of our common stock under our Prior Repurchase Program and $62.0 million of our common stock under our New Repurchase Program. As of September 30, 2025, the remaining authorized amount for repurchases under the New Repurchase Program was $1.4 billion.
A summary of the stock repurchase activity under the Repurchase Programs for the nine months ended September 30, 2025 is as follows (in millions, except per share amounts):

Nine Months Ended
September 30, 2025
Aggregate purchase price	$983.0
Shares repurchased	11.1
Average price paid per share	$88.7
    The aggregate purchase price of repurchased shares of our common stock is recorded as a reduction to retained earnings in our unaudited condensed consolidated statements of stockholders' equity. All shares repurchased have been retired.
Equity Award Plan Activities
2014 Employee Stock Purchase Plan
    In April 2014, our board of directors and stockholders approved the 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP became effective on the first day that our common stock was publicly traded. The number of shares reserved for issuance under the ESPP increases automatically on January 1 of each year by the number of shares equal to 1% of our shares outstanding on the immediately preceding December 31, but not to exceed 40 million shares, unless our board of directors, in its discretion, determines to make a smaller increase. As of September 30, 2025, there remained approximately 104.1 million shares available for issuance under the ESPP.
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
During the nine months ended September 30, 2025, we issued 0.7 million shares at a weighted-average purchase price of $67.27 per share under the ESPP.
2014 Equity Incentive Plan
     On April 16, 2024, our board of directors adopted an amended and restated Arista Networks, Inc. 2014 Equity Plan ("Restated Plan"), effective April 17, 2024 ("Effective Date") subject to the approval of our stockholders, which was approved at the 2024 Annual Meeting of Stockholders on June 7, 2024.
    The Restated Plan provides for the grant of equity-based awards, including stock options, restricted stock units, restricted stock, stock appreciation rights, and performance awards. The share pool available under the prior version of the Company's 2014 Equity Incentive Plan ("Prior Plan") was extinguished, and the Restated Plan provides for a new share pool not to exceed (i) 52.8 million shares of our Common Stock (“Shares”), plus (ii) any Shares subject to awards under the Prior Plan that, on or after the Effective Date, expired or otherwise terminated without having been exercised in full, or that were forfeited to or repurchased by us, including net settlement of Shares subject to restricted stock units, with the maximum number of Shares to be added to the Restated Plan as a result of clause (ii) equal to 40.2 million Shares. The Restated Plan’s terms are substantially similar to the Prior Plan’s terms, including with respect to treatment of equity awards in the event of a “change in control” as defined under the Restated Plan, but with certain modifications, including the elimination of the automatic “evergreen” share reserve increase provided for under the Prior Plan. As of September 30, 2025, there remained approximately 45.7 million shares available for grant under the Restated Plan.

Stock Option Activities
    The following table summarizes the option activity under our stock plans and related information (in millions, except years and per share amounts):

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance—December 31, 2024	3.1	$6.71	1.5	$320.9
Options granted	—	—
Options exercised	(2.1)	3.99
Options canceled	(0.1)	14.70
Balance—September 30, 2025	0.9	$11.74	2.6	$126.4
Vested and exercisable—September 30, 2025	0.9	$11.74	2.6	$126.4
Restricted Stock Unit (RSU) Activities
    A summary of the RSU activity is presented below (in millions, except years and per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested balance—December 31, 2024	28.6	$45.46
RSUs and PRSUs granted	9.6	98.29
RSUs and PRSUs vested	(6.7)	35.82
RSUs and PRSUs forfeited/canceled	(2.2)	48.65
Unvested balance—September 30, 2025	29.3	$65.18
Stock-Based Compensation Expense
    The following table summarizes the stock-based compensation expense related to our equity awards (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$8.0	$4.1	$19.3	$11.5
Research and development	74.6	58.3	184.8	152.9
Sales and marketing	32.9	21.0	71.6	56.6
General and administrative	12.4	14.7	30.4	33.6
Total stock-based compensation	$127.9	$98.1	$306.1	$254.6
    As of September 30, 2025, there were $1.6 billion of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 4.4 years.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$853.0	$748.0	$2,555.6	$2,051.1
Denominator:
Basic weighted-average shares outstanding	1,258.0	1,257.9	1,258.1	1,255.0
Add weighted-average effect of dilutive securities:
Employee equity awards	18.6	23.9	17.6	25.3
Diluted weighted-average shares outstanding	1,276.6	1,281.8	1,275.7	1,280.3
Net income per share:
Basic	$0.68	$0.59	$2.03	$1.63
Diluted	$0.67	$0.58	$2.00	$1.60
    The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share for the periods presented because their effect would have been anti-dilutive for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Employee equity awards	0.2	0.2	1.4	0.3

8.    Income Taxes (in millions, except percentages)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income before income taxes	$1,077.1	$882.9	$3,112.3	$2,376.1
Provision for income taxes	224.1	134.9	$556.7	325.0
Effective tax rate	20.8%	15.3%	17.9%	13.7%
On July 4, 2025, the One Big Beautiful Bill Act ("OBBB Act") was signed into law in the U.S. This legislation provides for significant tax law changes and modifications, including changes to the U.S. effective tax rates on certain foreign earnings, and permanently repeals the domestic research and development capitalization requirement.
The increase in the effective tax rates in the three and nine months ended September 30, 2025, as compared to the same periods in 2024, was primarily associated with a one-time deferred tax provision arising from the remeasurement of our basis difference associated with the U.S. tax effect of foreign deferred tax assets resulting from the enactment of the OBBB Act, and a decrease in tax benefits attributable to equity-based compensation. While some specific provisions of the OBBB Act are not effective until our fiscal 2026 period, our deferred method of accounting policy with respect to U.S. tax on foreign earnings, known as global intangible low tax income, requires us to account for these changes in the period of enactment. In addition, we do not anticipate a material impact to our effective tax rate in future periods as a result of the OBBB Act.

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
    The following table represents revenue based on customers’ shipping addresses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Americas(1)	$1,840.0	$1,480.1	$5,162.6	$4,109.7
Europe, Middle East and Africa	238.8	191.2	695.0	511.5
Asia-Pacific	229.5	139.6	660.3	451.5
Total revenue	$2,308.3	$1,810.9	$6,517.9	$5,072.7
(1) Includes $1,825.7 million and $1,465.3 million revenue generated from the U.S. for the three months ended September 30, 2025 and September 30, 2024, respectively, and $5,119.3 million and $4,060.8 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.
    Long-lived assets, net, excluding intercompany receivables, investments in subsidiaries, privately-held equity investments and deferred tax assets, by location are summarized as follows (in millions):

	September 30, 2025	December 31, 2024
United States	$155.6	$83.5
International	17.0	15.3
Total	$172.6	$98.8

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
The markets for cloud networking solutions are highly competitive and characterized by rapidly changing technology, changing end-customer needs, evolving industry standards, frequent introductions of new products and services, and industry consolidation. We expect competition to intensify in the future as the market for cloud networking expands and existing competitors and new market entrants introduce new products or enhance existing products. Our future success is dependent upon our ability to continue to evolve and adapt to our rapidly changing environment. We must also continue to develop market-leading products and software features that address the changing needs of our existing and new customers, and increase sales in the cloud, AI and enterprise data center Ethernet switching/routing markets, and campus workspace markets. We believe one of our greatest strengths lies in our ability to rapidly develop new features and applications. In addition, we intend to continue expanding our sales force and marketing activities in key geographies, as well as our relationships with channel, technology and system-level partners in order to reach new customers more effectively, increase sales to existing customers, and provide services and support. Furthermore, we expect to continue to make substantial investments to introduce new products and services and enhance the functionality of our existing cloud networking platform through investments in our research and development organization, and investments in or acquisitions of complementary companies, products and technologies to expand our product offerings and build upon our technology leadership. In June 2025, we completed the acquisition of the VeloCloud business from Broadcom. VeloCloud’s secure, AI-optimized cloud WAN portfolio provides seamless connectivity to customer sites of any type, complementing Arista’s leading data center and campus wired/wireless portfolio. We believe the combination of Arista and VeloCloud will provide modern WAN solutions for our customers globally.
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
Historically, large purchases by a relatively limited number of customers have accounted for a significant portion of our revenue. For example, sales to our end customer Microsoft represented 20%, 18% and 16% of our total revenue for the years ended 2024, 2023 and 2022, respectively. And sales to our end customer Meta Platforms represented 15%, 21% and 26% of our total revenue, respectively for the years ended 2024, 2023 and 2022. We have experienced unpredictability in the timing of orders from these large customers primarily due to the overall complexity of these large orders and changes in demand specific to these customers, including reductions in or changes in the mix of capital expenditures by these customers and the impact of cost reduction and other efficiency efforts by these customers. In addition, the variability in customer concentration is linked to the timing of new product deployments, and spending cycles with these customers, as well as the time it takes these customers to evaluate, test, qualify and accept our products and services, and we expect continued variability in our customer concentration and timing of sales on a quarterly and annual basis. In addition, we typically provide pricing discounts to large customers, which reduces gross margins for the period in which such sales occur.
We believe an increased focus on the deployment of AI-enabled solutions by our large customers has accelerated the need for advanced technology offerings, including some offerings from potential new market entrants. This prioritization and acceleration of AI related infrastructure investment has at times come in conjunction with a reduction or changes in the mix of previously planned purchases and various cost reduction measures by these customers, including optimization and increased efficiency in non-AI related capital expenditures. In addition, although the focus on deployment of AI-enabled solutions has driven increased demand for networking, the long-term trajectory is unknown. As such, demand estimates for our new products are difficult to forecast and can create volatility in our revenue. In some instances, such factors have had, and may continue to have, an impact on certain current or future projects and reduce our visibility to customer demand and may result in a reduction or uncertainty in the timing of orders from these large customers and increase the risk of charges for excess and obsolete inventory. We remain in a period of new product introductions and expanded use cases, particularly in the AI Ethernet market. This has resulted in increased customer trials and contracts with acceptance periods, and an increase in the volatility and magnitude of our product deferred revenue balances, which in turn may create variability in our revenue results on a quarterly and annual basis. In addition, if we are not able to satisfy the requirements under customer trials or contracts with acceptance periods, we may be required to accept product returns from our customers, which would prevent us from recognizing revenue on such transactions and may result in the write-down of inventory.
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
    We are working closely with our contract manufacturers and suppliers to optimize our supply chain and production efforts in response to the uncertainty around international trade policy and tariff rates to minimize the impact of the tariffs and any impact on the supply chain of components sourced from affected countries. While our supply chain has currently not experienced a significant disruption as a result of the recent trade measures, the extent of such policies and tariffs that will ultimately be implemented is unknown at this time, and the future impact to our supply chain and cost of our products is uncertain. We continue to ship products against previously committed demand/deployment plans and accelerate some deployments where needed, while trying to balance our customers' requirements and lead times with the availability of key components and products and lead times of our key suppliers and contract manufacturers. Given the timing and prioritization of customer orders and shipment patterns, as well as the timing and outcome of customer trials and contracts with acceptance periods, near term revenue trends may not be reflective of current demand levels, and could benefit from demand/deployment plans that have been previously committed. We expect that our inventory and purchase commitments will remain volatile as we ramp new product introductions. The magnitude of these balances and shifting customer product priorities, has resulted in an increased risk that we may not be able to sell all of this inventory, which in turn has resulted in excess and obsolete inventory and may result in additional charges to excess and obsolete inventory and supplier liability. In addition, inflation pressure in our supply chain and scarcity of some materials needed to build our products have increased our cost of revenue and have impacted, and may continue to negatively impact our gross margin. These cost pressures may be increased if escalating tariff and non-tariff international trade measures continue to affect our supply chain. We also may not be able to fully mitigate the cost impacts of escalating tariff and non-tariff international trade measures or be able to pass on the full burden of the increase in trade-related costs to our customers, which could further negatively impact our gross margin. While we have seen improvements in our supply chain and manufacturing operations, any remaining or new supply chain and manufacturing-related constraints could negatively impact our business in future periods.
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

Results of Operations
Three and Nine Months Ended September 30, 2025 Compared to Three and Nine Months Ended September 30, 2024
Revenue, Cost of Revenue and Gross Margin (in millions, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change in		2025	2024	Change in
	$	$	$	%	$	$	$	%
Revenue
Product	$1,911.7	$1,523.8	$387.9	25.5%	$5,481.2	$4,275.9	$1,205.3	28.2%
Service	396.6	287.1	109.5	38.1	1,036.7	796.8	239.9	30.1
Total revenue	2,308.3	1,810.9	497.4	27.5	6,517.9	5,072.7	1,445.2	28.5
Cost of revenue
Product	745.5	593.3	152.2	25.7	2,125.5	1,655.4	470.1	28.4
Service	72.6	55.9	16.7	29.9	187.5	157.0	30.5	19.4
Total cost of revenue	818.1	649.2	168.9	26.0	2,313.0	1,812.4	500.6	27.6
Gross profit	$1,490.2	$1,161.7	$328.5	28.3%	$4,204.9	$3,260.3	$944.6	29.0%
Gross margin	64.6%	64.2%			64.5%	64.3%

Revenue by Geography (in millions, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	% of Total	2024	% of Total	2025	% of Total	2024	% of Total
Americas	$1,840.0	79.8%	$1,480.1	81.7%	$5,162.6	79.2%	$4,109.7	81.0%
Europe, Middle East and Africa	238.8	10.3	191.2	10.6	695.0	10.7	511.5	10.1
Asia-Pacific	229.5	9.9	139.6	7.7	660.3	10.1	451.5	8.9
Total revenue	$2,308.3	100.0%	$1,810.9	100.0%	$6,517.9	100.0%	$5,072.7	100.0%
Revenue
    Product revenue primarily consists of sales of our switching and routing products, and related network applications. Service revenue is primarily derived from sales of post-contract support ("PCS"), which are typically purchased in conjunction with our products, and subsequent renewals of those contracts. Our revenue may vary from period to period based on, among other things, customer demand, and the timing, size, and complexity of orders, especially with respect to our large customers.
    Product revenue increased by $387.9 million, or 25.5%, and $1,205.3 million, or 28.2% for the three and nine months ended September 30, 2025, compared to the same periods in 2024. This increase reflects increased demand for our switching and routing platforms across our customer base. In addition, service revenue increased by $109.5 million, or 38.1%, and $239.9 million, or 30.1% for the three and nine months ended September 30, 2025, compared to the same periods in 2024, as a result of continued growth in initial and renewal support contracts as our customer installed base has continued to expand. International revenue represented 20.2% and 20.8% of total revenue for the three and nine months ended September 30, 2025, increasing from 18.3% and 19.0% for the same periods in the prior year, which was primarily influenced by changes in the geographic mix of sales to our large global customers.
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
    Cost of revenue increased by $168.9 million, or 26.0%, and $500.6 million, or 27.6% for the three and nine months ended September 30, 2025, compared to the same periods in 2024. These increases were primarily driven by a corresponding increase in product and service revenues.
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
    Gross margin increased from 64.2% to 64.6% for the three months ended September 30, 2025, and increased from 64.3% to 64.5% for the nine months ended September 30, 2025, compared to the same periods in 2024.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change in		2025	2024	Change in
	$	$	$	%	$	$	$	%
Operating expenses:
Research and development	$326.0	$235.8	$90.2	38.3%	$888.9	$711.7	$177.2	24.9%
Sales and marketing	151.2	106.8	44.4	41.6	394.3	316.3	78.0	24.7
General and administrative	34.8	33.8	1.0	3.0	98.5	87.3	11.2	12.8
Total operating expenses	$512.0	$376.4	$135.6	36.0%	$1,381.7	$1,115.3	$266.4	23.9%
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
    Research and development expenses increased by $90.2 million, or 38.3%, and $177.2 million, or 24.9% for the three and nine months ended September 30, 2025, compared to the same periods in 2024. The increase for the three and nine months periods was primarily driven by $32.9 million and $70.9 million increases in personnel costs due to headcount growth, and $47.5 million and $78.6 million increases in new product introduction costs, including non-recurring engineering costs as we expand our product portfolio.
Sales and marketing
    Sales and marketing expenses consist primarily of personnel costs, marketing, trade shows, and other promotional activities, and an allocated portion of facility and IT costs. We expect our sales and marketing expenses to increase in absolute dollars as we continue to expand our sales and marketing efforts worldwide.
    Sales and marketing expenses increased by $44.4 million, or 41.6%, and $78.0 million, or 24.7% for the three and nine months ended September 30, 2025, compared to the same periods in 2024, which was primarily driven by increased personnel costs due to headcount growth.
General and administrative
    General and administrative expenses consist primarily of personnel costs and professional services costs for our finance, human resources, legal and certain executive functions. Our professional services costs are primarily related to external legal, accounting and tax services.
    General and administrative expenses increased by $1.0 million, or 3.0%, and $11.2 million, or 12.8% for the three and nine months ended September 30, 2025, compared to the same periods in 2024, which was primarily driven by increased professional services and personnel costs.

Other Income (Expense), Net (in millions, except percentages)
    Other income (expense), net consists primarily of interest income from our cash, cash equivalents and marketable securities. We expect other income (expense), net may fluctuate in the future as a result of changes in interest rates and changes in our cash, cash equivalents and marketable securities balances.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change in		2025	2024	Change in
	$	$	$	%	$	$	$	%
Other income (expense), net:
Interest income	$99.8	$85.4	$14.4	16.9%	$280.4	$220.6	$59.8	27.1%
Other income (expense), net	(0.9)	12.2	(13.1)	(107.4)	8.7	10.5	(1.8)	(17.1)
Total other income (expense), net	$98.9	$97.6	$1.3	1.3%	$289.1	$231.1	$58.0	25.1%
    The favorable movement in other income (expense), net, during the nine months ended September 30, 2025, compared to the same periods in 2024 was primarily driven by increased interest income of $59.8 million due to an increase in our cash and marketable securities balances.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change in		2025	2024	Change in
	$	$	$	%	$	$	$	%
Income before income taxes	$1,077.1	$882.9	$194.2	22.0%	$3,112.3	$2,376.1	$736.2	31.0%
Provision for income taxes	224.1	134.9	89.2	66.1%	556.7	325.0	231.7	71.3%
Effective tax rate	20.8%	15.3%			17.9%	13.7%
    On July 4, 2025, the OBBB Act was signed into law in the U.S. This legislation provides for significant tax law changes and modifications including changes to the U.S. effective tax rates on certain foreign earnings and permanently repeals the domestic research and development capitalization requirement.
The increase in the effective tax rates in the three and nine months ended September 30, 2025, as compared to the same periods in 2024, was primarily associated with a one-time deferred tax provision arising from the remeasurement of our basis difference associated with the U.S. tax effect of foreign deferred tax assets resulting from the enactment of the OBBB Act, and a decrease in tax benefits attributable to equity-based compensation. While some specific provisions of the OBBB Act are not effective until our fiscal 2026 period, our deferred method of accounting policy with respect to U.S. tax on foreign earnings, known as global intangible low tax income, requires us to account for these changes in the period of enactment. In addition, we do not anticipate a material impact to our effective tax rate in future periods as a result of the OBBB Act.
Liquidity and Capital Resources
    Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of September 30, 2025, our total balance of cash, cash equivalents and marketable securities was approximately $10.1 billion, of which approximately $496.9 million was held outside the U.S. in our foreign subsidiaries.
    Our cash, cash equivalents and marketable securities are held for general business purposes, including the funding of working capital. Our marketable securities investment portfolio is primarily invested in highly-rated securities, with the primary objective of minimizing the potential risk of principal loss. We plan to continue to invest for long-term growth. We believe that our existing balances of cash, cash equivalents and marketable securities, together with cash generated from operations, will be sufficient to meet our working capital requirements and our growth strategies for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced product and service offerings, our costs associated with supply chain activities, including access to outsourced manufacturing, our costs related to investing in or acquiring complementary or strategic businesses and technologies, the continued market acceptance of our products, stock repurchases, and capital expenditures, including the ongoing construction of a building for office, lab and data center space. In addition, we expect that our inventory and purchase commitments will remain volatile as we ramp new product introductions. In particular, we have increased our purchase commitments to respond to the rapid deployment of AI networks and reduce overall lead times, which may increase our working capital requirements. If we require or elect to seek additional capital through debt or equity financing in the future, we may not be able to raise capital on terms acceptable to us or at all. If we are required and unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.
Cash Flows (in millions)

	Nine Months Ended September 30,
	2025	2024
Cash provided by operating activities	$3,110.0	$2,677.3
Cash used in investing activities	(2,577.1)	(1,147.4)
Cash used in financing activities	(970.4)	(291.8)
Effect of exchange rate changes	1.7	(1.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(435.8)	$1,237.0
Cash Flows from Operating Activities
    During the nine months ended September 30, 2025, cash provided by operating activities was $3.1 billion, consisting of net income of $2.6 billion, a net decrease of $424.5 million in working capital requirements, and non-cash adjustments to net income of $129.9 million. The decrease in working capital requirements primarily consisted of an increase in deferred revenue of $1.8 billion primarily resulting from an increase in customer PCS contracts and an increase in product deferred revenue related to customer contracts with acceptance terms and a $117.7 million increase in accounts payable and other liabilities primarily due to timing of inventory-related receipts and payments. These cash inflows were partially offset by an increase in accounts receivable of $348.9 million due to increased product and service billings, a $321.1 million increase in inventory, a $683.7 million increase in other assets driven by increased deferred cost of sales associated with higher product revenue deferrals, and a $105.2 million decrease in income tax payables related to timing of payments. The non-cash adjustments to net income were driven by stock-based compensation of $306.1 million, and offset by a $202.5 million increase in deferred taxes primarily due to the increase in deferred revenue and the capitalization of research and development costs under Section 174 of the Internal Revenue Code ("IRC").
    During the nine months ended September 30, 2024, cash provided by operating activities was $2.7 billion, consisting of net income of $2.1 billion along with a net decrease in working capital requirements of $744.3 million, offset partially by non-cash adjustments to net income of $118.1 million. The decrease in working capital requirements primarily consisted of an increase in deferred revenue of $1.0 billion resulting from an increase in customer PCS contracts and an increase in product deferred revenue related to customer contracts with acceptance terms, a $175.2 million decrease in inventory resulting from strong product shipments, and a $59.8 million increase in income tax payables, net related to timing of payments. These cash inflows were partially offset by a $226.6 million decrease in accounts payable and accrued liabilities primarily due to timing of inventory-related receipts and payments, as well as a reduction in supplier liabilities, an increase in accounts receivable of $96.5 million due to increased product and service billings, and a $173.1 million increase in other assets driven by increased deferred cost of sales associated with higher product revenue deferrals. The non-cash adjustments to net income were driven by a $376.7 million increase in deferred taxes primarily due to the increase in deferred revenue and the capitalization of research and development costs under Section 174 of the IRC, largely offset by stock-based compensation of $254.6 million and depreciation and amortization.
Cash Flows from Investing Activities
    During the nine months ended September 30, 2025, cash used in investing activities was $2.6 billion, consisting of purchases of marketable securities of $4.8 billion and $300.0 million for the acquisition of VeloCloud. These amounts were partially offset by proceeds from maturities and sales of marketable securities of $2.6 billion.
    During the nine months ended September 30, 2024, cash used in investing activities was $1.1 billion, consisting of purchases of available-for-sale securities of $2.6 billion, partially offset by proceeds from maturities and sales of marketable securities of $1.5 billion.
Cash Flows from Financing Activities
    During the nine months ended September 30, 2025, cash used in financing activities was $970.4 million, consisting of payments for repurchases of our common stock from the open market of $983.0 million.

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
Stock Repurchase Programs
    From time to time, we repurchase shares of our common stock pursuant to repurchase programs that are funded from working capital. The Prior Repurchase Program, which allowed for stock repurchases of up to $1.2 billion, was completed in May 2025, and the New Repurchase Program allows for repurchases of an additional $1.5 billion. The New Repurchase Program does not obligate us to acquire any of our common stock and may be suspended or discontinued by the Company at any time without prior notice. We did not repurchase any shares during the three months ended September 30, 2025. During the nine months ended September 30, 2025, we repurchased a total of $921.0 million of our common stock under our Prior Repurchase Program and $62.0 million of our common stock under our New Repurchase Program. As of September 30, 2025, the remaining authorized amount for repurchases under the New Repurchase Program was $1.4 billion. Refer to Note 6. Stockholders' Equity and Stock-Based Compensation of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for further discussion.
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
    Our material cash requirements include the following contractual and other obligations:
Purchase Obligations
    Purchase obligations not recorded on our balance sheet represent an estimate of all non-cancellable open purchase orders and contractual obligations, made either directly by Arista or by our contract manufacturers on our behalf, in the ordinary course of business for which we have not received the goods or services. As of September 30, 2025, we had $4.8 billion of such purchase obligations, of which $4.3 billion are expected to be received within one year, and $0.5 billion are expected to be received after one year. These open purchase orders are considered enforceable and legally binding, and while we may have some limited ability to reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services, this can only occur with the agreement of the related supplier.
Property Project
In July 2021, we purchased land and the improvements thereon in Santa Clara, California to construct a building for office, lab and data center space. As of September 30, 2025, the estimated remaining capital expenditures related to this project are expected to be approximately $170.0 million to $200.0 million through the end of fiscal 2026 when construction is expected to be completed.
Off-balance Sheet Arrangements
    As of September 30, 2025, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
    Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
    There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, that occurred during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risk Factors Summary
Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to, the following:
Risks Related to Our Business and Industry
•escalated or escalating United States (the "U.S.") tariffs as well as countermeasures taken by affected countries, may have a negative effect on global economic conditions, financial markets and our business, as may retaliatory actions by other countries, including China, in response to these U.S. policies;
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
•failure to raise additional capital on terms satisfactory to us.
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
•inability to offer high quality support and services offerings could adversely affect our business;
•declines in maintenance renewals and support contracts by customers could harm our business;
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
Risks Related to Supply Chain and Manufacturing
•insufficient component supply and inventory management;
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
Risks Related to Cybersecurity and Data Privacy
•our products, services and external facing or internal network systems, or those of third parties on which we rely, could experience cybersecurity incidents, and defects, errors or vulnerabilities in our products, or the misuse of our products or services, could lead to cybersecurity incidents or a failure to detect cybersecurity incidents, create product liability risks, damage our reputation, adversely impact our operating results, or otherwise negatively impact our business;
•we, or third parties on which we rely, could experience cybersecurity incidents relating to our information systems, or our products, services, or data, which could disrupt our operations or our ability to provide services, cause vulnerabilities or perceived vulnerabilities in our products or services, compromise intellectual property or other sensitive data, harm our reputation, damage customer or other relationships, delay our ability to recognize revenue, lead to significant costs, legal proceedings, legal liability, or enforcement actions, or otherwise negatively impact our business.
Risks Related to Accounting, Compliance, Regulation and Tax
•foreign investment laws and regulations, and other trade or regulatory barriers, may have a negative effect on global economic conditions, financial markets and our business;
•enhanced import/export restrictions, such as enhanced export controls the U.S. has adopted targeting trade with China, as well as countermeasures taken by affected countries may negatively affect our business;
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
•we are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability for violations;
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
Our products are primarily manufactured in Malaysia, Vietnam, and Mexico, and we also procure a limited number of products originating from China, Taiwan, Thailand and the Philippines. In addition, our contract manufacturing partners procure some components from China for use in the manufacturing of our products. Because our products are primarily manufactured internationally, the import of our products into the United States may be affected by applicable tariff policies.
Over the last decade, and especially in the last year, the U.S. government has enacted various new and increased tariffs affecting the import of various items from various countries. For example, since 2018, the U.S. government has enacted various tariffs on products of China under Section 301 trade authorities, including on communications equipment products and components manufactured and imported from China. Since February 2025, the United States has imposed additional tariffs on most products of China, Mexico and other trading partners pursuant to separate executive orders issued under the authorities of the International Emergency Economic Powers Act, including reciprocal tariffs and tariffs imposed in response to fentanyl-related concerns. The U.S. has also increased use of Section 232 trade authorities to impose tariffs on certain commodities, including certain articles of steel, aluminum and copper.
Some of these tariffs may affect the cost of producing, or affect our ability to procure certain items in our supply chain. The U.S. government may also place additional tariffs on these or other items, which could result in higher costs to us and negatively affect our gross margins.
In response to these and other U.S. measures, China, Canada, and other countries have taken a range of retaliatory measures. These include the imposition of retaliatory tariffs on certain U.S.-origin goods; the implementation of new export controls by China on various critical minerals, including rare earths metals; the scheduling of further retaliatory tariff measures; and other actions that may affect us directly or indirectly. The situation regarding these tariffs and trade policies has been fluid.
There is currently significant uncertainty about the future relationship between the United States, and various other countries, most significantly China, with respect to tariffs and trade policies.
An increase in trade-related costs associated with these tariff actions may impair the profitability of such international production, may strain our suppliers’ ability to provide inputs necessary to produce these items, and may otherwise affect our manufacturing partners’ ability to provide our products at previously contracted prices. We also may not be able to pass on the full burden of the increase in trade-related costs to our partners and/or customers which could impact our profitability and/or our competitiveness. We are adjusting our supply chain and manufacturing practices to minimize the impact of the tariffs and any impact on the supply chain of components sourced from affected countries, but our efforts may not be successful. In addition, there can be no assurance that we will not experience a disruption in our business related to these or other changes in trade practices, and the process of changing suppliers in order to mitigate any such tariff costs could be complicated, time-consuming, and costly.
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
Historically, large purchases by a relatively limited number of customers have accounted for a significant portion of our revenue. For example, sales to our end customer Microsoft represented 20%, 18% and 16% of our total revenue for the years ended 2024, 2023 and 2022 respectively. And sales to our end customer Meta Platforms represented 15%, 21% and 26% of our total revenue, respectively for the years ended 2024, 2023 and 2022. We have experienced unpredictability in the timing of orders from these large customers primarily due to the overall complexity of these large orders and changes in demand specific to these customers, including reductions in or changes in the mix of capital expenditures by these customers and the impact of cost reduction and other efficiency efforts by these customers. In addition, the variability in customer concentration is linked to the timing of new product deployments, and spending cycles with these customers, as well as the time it takes these customers to evaluate, test, qualify and accept our products and services, and we expect continued variability in our customer concentration and timing of sales on a quarterly and annual basis. In addition, we typically provide more favorable terms and conditions to large customers, than we typically provide to other customers, including pricing discounts, bundled upgrades, extended warranties, acceptance terms, indemnification terms, and other rights, any of which reduces gross margins for the period in which such sales occur.
Changes in the business requirements or focus, upgrade cycles, vendor selection, project prioritization, assignment of spending allocations among vendors based upon specific network roles or projects, financial prospects, lack of growth of our large customers, capital resources and expenditures or purchasing behavior and deceleration in spending of these customers could significantly decrease our sales to such customers or could lead to delays, reductions or cancellations of planned purchases of our products or services. In addition, an increased focus on the deployment of AI-enabled solutions by these customers has accelerated the need for advanced technology offerings, including some offerings from potential new market entrants. This prioritization of AI related infrastructure investment has at times come in conjunction with the announcement of various cost reduction measures by such customers, including optimization and increased efficiency in non-AI related capital expenditures. In addition, although the focus on deployment of AI-enabled solutions has driven increased demand for networking, the long-term trajectory is unknown. As such, demand estimates for our new products are difficult to forecast and can create volatility in our revenue. In some instances, such factors have had, and may continue to have, an impact on certain current or future projects and reduce our visibility to customer demand and may result in a reduction or uncertainty in the timing of orders from these large customers, which may negatively impact our revenue and increase the risk of excess and obsolescence charges on our products.
Moreover, because our sales are based primarily on purchase orders, some of our customers have previously and could continue to cancel, delay, reduce or otherwise modify their purchase commitments with little or no notice to us. These customers may decide to delay or cancel such orders for any reason. This limited visibility requires us to rely on estimated demand forecasts to determine how much material to purchase and product to manufacture. Further, extended supplier lead times on some newer technologies can create greater pressure on our ability to forecast future demand, which can lead to excess inventory or product shortages and to delays in fulfilling current and future purchase orders that can impede production by our customers and harm our customer relationships.
If any of the factors discussed above drive some of our large customers to cancel all or portion of their business relationships with us, the growth in our business and the ability to meet our current and long-term financial forecasts may be materially impacted. As a result, we may be unable to sustain or increase our revenue from our large customers, grow revenue with new or other existing customers at the rate we anticipate or at all, or offset a decline or discontinuation of concentrated purchases by our larger customers with purchases by new or existing customers. We expect that such concentrated purchases will continue to contribute materially to our revenue for the foreseeable future and that our results of operations may fluctuate materially as a result of such larger customers’ buying patterns. In addition, we may see consolidation of our customer base, such as among Internet companies and cloud service providers, which could result in the loss of customers. The loss of such customers, or a significant delay or reduction in their purchases, including reductions or delays due to customer departures from recent buying patterns, or an unfavorable change in competitive or economic conditions could materially harm our business, financial condition, results of operations and prospects.
Adverse economic conditions, continuing uncertain economic conditions or reduced information technology and network infrastructure spending may adversely affect our business, financial condition, results of operations and prospects.
Our business depends on the overall demand for information technology, network connectivity and access to data and applications. Weak domestic or global economic conditions and continuing economic uncertainty, fear or anticipation of such conditions, a recession, geopolitical pressures, including international trade disputes, changes in tariff policies, global pandemics, a reduction in information technology and network infrastructure spending or a deterioration of the financial performance, condition or prospects of our customers, could adversely affect our business, financial condition, results of operations and prospects in a number of ways, including longer sales cycles, reduced demand or lower prices for our products and services, higher default rates among our channel partners, reduced unit sales and lower or no growth. In addition, the global macroeconomic environment has been negatively affected by, among other things, the uncertainty in the global banking and financial services markets, epidemics, instability in global economic markets, changes in government administration and policy positions, increased uncertainty associated with recent scheduled, threatened and/or anticipated increases in trade tariffs, inflationary pressures, higher interest rates, instability in the global credit markets, the impact and uncertainty regarding global central bank monetary policy, instability in the geopolitical environment, the Russia-Ukraine and Israel-Hamas conflicts, political tensions between Taiwan and China, and among the U.S., China, Iran, Israel, Lebanon, Russia, Ukraine and other countries, political demonstrations, and foreign governmental debt concerns which have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets. While some of our customers may be adversely affected by negative macroeconomic conditions, the impact may be particularly significant in our enterprise market where we are seeking to increase our penetration into this market. A government shutdown or a default by the U.S. government on its debt obligations, or related credit-rating downgrades could also have adverse effects on the broader global economy and contribute to, or worsen, an economic recession. We believe that any extended or renewed economic disruptions or deterioration in the global economy could have an adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations. For example, if banks or other financial institutions with whom we have banking relationships or whose corporate bonds are held in our marketable securities investment portfolio, enter receivership or become insolvent in the future, we may be unable to access, and we may lose some of our existing cash, cash equivalents and investments to the extent those funds are not insured or otherwise protected by the FDIC. In addition, in such circumstances we might not be able to timely pay key vendors and others. We regularly maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. Any delay in our ability to access our cash, cash equivalents and investments (or the loss of such funds) or to timely pay key vendors and others could have a material adverse effect on our operations and cause us to need to seek additional capital sooner than planned.
In addition, business disruptions and supply chain and manufacturing disruptions may result in customers delaying or canceling or reprioritizing capital expenditures on information technology and network infrastructure, which may affect the overall demand for our products. We also believe that our customers continue to assess the impact of macroeconomic factors on their business and future investment plans, resulting in business uncertainty. Continuing or worsening economic instability or the deterioration of the financial performance, condition or prospects of our customers could result in a cancellation of, or defaults in the payments for, such orders or otherwise adversely affect spending for IT, network infrastructure, systems and tools, and limit our ability to forecast future demand for our products, which could reduce expected revenue or result in a write-down of excess or obsolete inventory. A downturn or a recession may also significantly affect financing markets, the availability of capital and the terms and conditions of any financing arrangements, including the overall cost of financing as well as the financial health or creditworthiness of our customers. Circumstances may arise in which we need, or desire, to raise additional capital, and such capital may not be available on commercially reasonable terms, or at all.
Some of the key components in our products come from sole or limited sources of supply.
Our products rely on components that we purchase, or our contract manufacturers purchase on our behalf from a limited number of suppliers, including certain sole source providers. In particular, we are primarily reliant upon our predominant merchant silicon vendor, Broadcom, for our switching chips.
Our reliance on component suppliers yields the potential for the infringement, misappropriation or other violation of third-party intellectual property rights due to the incorporation of such components into our products. We may not be indemnified by such component suppliers for such infringement, misappropriation or other violation claims. Any litigation for which we do not receive indemnification could require us to incur significant legal expenses in defending against such claims or require us to pay substantial royalty payments or settlement amounts that would not be reimbursed by our component suppliers.
Our product development efforts are also dependent upon the success of our continued collaboration with our key merchant silicon vendors such as Broadcom. As we develop our product roadmap, we select specific merchant silicon from these vendors for each new product. It is critical that we work in tandem with these vendors to ensure that their silicon includes improved features, that our products take advantage of such improved features, and that such vendors are able to supply us with sufficient quantities on commercially reasonable terms to meet customer demand. Reliance on these relationships allows us to focus our research and development resources on our software core competencies while leveraging their investments and expertise. The merchant silicon vendors may not be successful in continuing to innovate, develop products that outperform their competitors or meet the requirements of our customers, meet deadlines for the release of their products or produce a sufficient supply of their products. Moreover, these vendors may not collaborate with us or may become competitive with us by selling merchant silicon for “white boxes” with open-source network operating systems or other products to our customers.
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
Generally, we do not have guaranteed supply contracts with our component suppliers. Our suppliers have, or in the future could continue to, suffer shortages, require longer lead times, delay shipments, prioritize shipments to other vendors, reject, or decommit orders, increase prices, impose expedite fees or cease manufacturing their products or selling them to us at any time. Supply of these components worldwide was and could continue to be adversely affected by supply constraints, including as a result of industry consolidation and geopolitical conditions such as international trade restrictions and increased political tensions. Such shortages, increased lead times, reduced allocations of components and rejections or decommitments of orders have impacted and may in the future adversely impact our revenue and gross margins.
Although we have entered into significant purchase commitments to support long-term customer demand, if we are unable to obtain sufficient quantities of any of these components on commercially reasonable terms or in a timely manner, or if we are unable to obtain alternative sources for these components, shipments of our products could be delayed or halted entirely, or we may be required to redesign our products. Any of these events could result in the cancellation of orders, lost sales, reduced gross margins or damage to our customer relationships, which would adversely impact our business, financial condition, results of operations and prospects. Additionally, if our suppliers do not meet their commitments, customers cancel orders or actual demand is less than our demand forecasts, it could result in excess or obsolete inventory, which we would be required to write down to its estimated realizable value, which in turn could impact our cash flows and result in lower gross margins and operating income.
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
Our revenue growth rates in previous periods may not be indicative of our future performance. We have experienced annual revenue growth rates of 19.5%, 33.8%, 48.6%, and 27.2% in 2024, 2023, 2022 and 2021, respectively. In the future, our revenue growth rates will continue to be volatile due to cyclical trends in our business, and as we become more penetrated in our existing customer base and product markets and look to enter and expand into new markets. In addition, we have experienced supply constraints that have resulted in manufacturing and shipment delays, which have negatively affected the timing of revenue recognition. If these manufacturing and supply chain disruptions recur and/or if we are unable to reduce our lead times it could also result in the cancellation of orders by customers, reduce demand from existing customers in future periods, and increase difficulty in adding new customers. Other factors may also contribute to declines in our growth rates, including changes in demand for our products and services, particularly from our large customers, the deterioration of the financial performance, condition or prospects of our large customers, changes in capital spending by our large customers, increased competition, price sensitivities from our customers to increases in our pricing, our ability to successfully manage our expansion or continue to capitalize on growth opportunities, the maturation of our business, geopolitical pressures, macroeconomic conditions, recession risks and monetary policy shifts, and our ability to be successful in the AI market and adjacent markets, such as campus switching, Wi-Fi networking markets and network security markets. Recent technologies, such as generative AI models, have emerged, and while they have driven increased demand for networking, the long-term trajectory of such technologies is unknown and it is difficult for us to predict the demand for such new technologies. Customers may overestimate demand for their AI build outs and cancel, delay, reduce or otherwise modify their purchase commitments with little or no notice to us. In addition, customers may implement changes to their network architecture to improve efficiencies and reduce demand for our products. As such, demand estimates for our new products are difficult to forecast and create volatility in our revenue. In addition, given the timing and prioritization of customer orders and shipment patterns, near term revenue trends may not be reflective of current demand levels. Furthermore, any prolonged economic disruptions or deterioration in the global economy could have a negative impact on demand from our customers in future periods, particularly in the enterprise market where we are continuing to expand our penetration. which may result in reductions in overall demand from these customers in future periods and negatively impact our revenue, financial condition, business or prospects. You should not rely on our revenue for any prior quarterly or annual period as an indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected, and our stock price could be volatile.
Our results of operations have varied significantly from period to period and are unpredictable and if we fail to meet the expectations of analysts or investors or our previously issued financial guidance, or if any forward-looking financial guidance does not meet the expectation of analysts or investors, the market price of our common stock could decline substantially.
Our results of operations have historically varied from period to period, and we expect that this trend will continue, which could cause the market price of our common stock to be volatile. As a result, you should not rely upon our past financial results for any period as indicators of future performance. Our results of operations in any given period have been and could continue to be influenced by a number of factors, many of which are outside of our control and may be difficult to predict, including:
•disruptions in our business due to general economic and market conditions, such as recessionary risks and a global economic downturn, international trade tensions and tariff policies, higher interest rates, monetary policy shifts, inflationary pressures, supply chain and labor shortages, changes in government administration, and geopolitical pressures;
•our inability to fulfill our customers’ orders or the deferral, reduction or cancellation of orders due to the delays in shipment of our products for any reason;
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
•the budgeting, sales, implementation and refresh cycles, purchasing practices, technology roadmaps and priorities and buying patterns of customers;
•changes in the growth rates of existing or new customers and the networking market the deterioration of the financial performance, condition or prospects of existing or new customers, including large customers and service providers, changes in end-customer, distributor or reseller;
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
•our overall effective tax rate and any new legislation or regulatory developments;
•increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates, as an increasing portion of our expenses are incurred and paid in currencies other than the U.S. dollar;
•increases in cybersecurity threats, including security threats from state sponsors; and
•other risk factors described in this Quarterly Report on Form 10-Q.
Any one of the factors above or the cumulative effect of several of the factors described above may result in significant fluctuations in our financial and other results of operations and may cause the market price of our common stock to decline. This variability and unpredictability could result in our failure to meet our revenue, gross margins, results of operations or other expectations contained in any forward-looking financial guidance we have issued or the expectations of securities analysts or investors for a particular period. If we fail to meet or exceed such guidance or expectations for these or any other reasons, the market price of our common stock could decline substantially, and we could face costly lawsuits, including securities class action suits. In the past, we have failed to meet investor expectations and the market price of our common stock declined.

The networking market is rapidly evolving. If this market does not evolve as we anticipate or our target customers do not adopt our networking solutions, we may not be able to compete effectively, and our ability to generate revenue will suffer.
A substantial portion of our business and revenue depends on the growth and evolution of the networking market, including the market for AI networks and the future deployment of Ethernet networking solutions in these AI networks. The market demand for networking solutions has increased in recent years as customers have deployed larger, more sophisticated networks and have increased the use of virtualization and cloud computing. The continued growth of this market will be dependent upon many factors including but not limited to the demand for our customers’ products and services, the expansion, of our customers’ networks, the capacity utilization of existing network infrastructures, changes in the technological requirements for the products and services to be deployed in these networks, the amount and mix of capital spending by our customers, including any changing technology priorities such as the deployment of AI and related technologies, the development of network switches and cloud service solutions by our large customers for internal use, the financial performance and prospects of our customers, the availability of capital resources to our customers, changes in government regulation that could impact networking business models including those regulations related to AI, cybersecurity, privacy, data protection and net neutrality, our ability to provide networking solutions that address the needs of our customers more effectively and economically than those of other competitors or existing technologies and general economic conditions.
In particular, recent technologies, such as generative AI models, have emerged, and while they have driven increased demand for networking, the market is rapidly changing, and the long-term trajectory is unknown. Customers may overestimate demand for their AI build outs and cancel, delay, reduce or otherwise modify their purchase commitments with little or no notice to us. In addition, customers may implement changes to their network architectures to improve efficiencies and reduce demand for our products. As such, demand estimates for our new products are difficult to forecast and create volatility in our revenue and inventory levels. If the AI market does not develop as anticipated or at all, then the potential demand for AI Ethernet switches may not be realized. Moreover, even if the market for AI applications does develop, the successful adoption of AI Ethernet products will be dependent upon their ability to compete against more established InfiniBand products or against the AI Ethernet products of other competitors to address AI networking clusters.
If the networking solutions market including the AI Ethernet market does not develop in the way we anticipate or otherwise experiences a slowdown, if our solutions do not offer benefits compared to competing networking products or if customers do not recognize the benefits that our solutions provide, then our business, financial condition, results of operations and prospects could be materially adversely affected.
We pursue new product and service offerings and expand into adjacent markets, and if we fail to successfully carry out these initiatives, our business, financial condition, or results of operations could be adversely impacted.
We have made substantial investments to develop new products and services and enhancements to existing products through our acquisitions and internal research and development efforts to expand our product offerings and maintain our revenue growth. If we are unable to anticipate technological changes in our industry by introducing new or enhanced products and services in a timely and cost-effective manner or if we fail to introduce products and services that meet market demand or gain market share, we may lose our competitive position, our products may become obsolete, and our business, financial condition or results of operations could be adversely affected. For example, with our most recently introduced 800 GbE, AI focused Ethernet products and AI-Driven Campus and Branch Networking Offerings, our ability to maintain our competitive position with our customers will depend on our ability to deliver these new products in a timely manner, our customers' acceptance of these products and the growth of the markets that these products serve. In addition, the evaluation, testing and qualification of our new products by our customers may be lengthy and may require increased customer trials and contracts with acceptance clauses, which delay revenue recognition may negatively impact our revenue.
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
Additionally, from time to time, we invest in expansion into adjacent markets, including campus and Wi-Fi networking, AI networking, cloud and enterprise routing markets, network security markets and SD-WAN markets. Although we believe these solutions are complementary to our current offerings, we have less experience and a more limited operating history in these markets, and our efforts in this area may not be successful. Expanding our services in existing and new markets and increasing the depth and breadth of our presence imposes significant burdens on our marketing, compliance, and other administrative and managerial resources. In addition, the markets for our products, particularly in the AI Ethernet market, are rapidly changing and such markets may experience a slowdown. Our plan to expand and deepen our market share in our existing markets and possibly expand into additional markets is subject to a variety of risks and challenges. Our success in these new markets depends on a variety of factors, including but not limited to our ability to develop new products, product features and services that address the customer requirements for these markets, attract a customer base in markets in which we have less experience, compete with new and existing competitors in these adjacent markets, and gain market acceptance of our new products. In addition, when we introduce new products, we expect that it will take time for manufacturing to ramp production and fulfill customer demand.
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
We face intense competition, especially from larger, well-established companies and industry consolidation may lead to increased competition, which may harm our business, financial condition, results of operations and prospects.
The markets in which we compete, including the markets for data center, campus networking, network visibility and security and AI, are intensely competitive, and we expect competition to increase in the future from established competitors, industry consolidation and new market entrants. This competition has resulted in increased pricing pressure, which could result in reduced profit margins, increased sales and marketing expenses and the loss of market share, any of which would likely harm our business, financial condition, results of operations and prospects.
The data center and campus networking markets have been historically dominated by Cisco, with competition also coming from other large network equipment and system vendors, including Dell/EMC, Extreme Networks, Hewlett Packard Enterprise, Huawei, Juniper Networks, Nvidia and white box networking vendors utilizing open-source operating systems. Most of our competitors and some strategic alliance partners have made acquisitions and/or have entered into or extended partnerships or other strategic relationships to offer more comprehensive product lines, including cloud networking solutions and network security. For example, Cisco acquired Acacia Communications, Broadcom acquired Brocade Communications and VMware, Dell acquired Force10 Networks, and Hewlett Packard Enterprise acquired Juniper Networks. Moreover, large system vendors are increasingly seeking to deliver vertically integrated cloud networking solutions to customers that combine cloud-focused hardware and software solutions as an alternative to our products. We expect this trend to continue as companies attempt to strengthen their market positions in an evolving industry and as companies are acquired or are unable to continue operations. Industry consolidation may result in stronger competitors that are better able to compete with us, and this could lead to more variability in our results of operations and could have a material adverse effect on our business, the pricing of our solutions, financial condition, results of operations and prospects.
We also face competition from other companies and new market entrants, including current technology partners, suppliers and customers or other cloud service providers who may acquire or develop network switches and cloud service solutions for internal use and/or to broaden their portfolio of products to market and sell to customers. Some of these competitors are developing "white box" networking products based on open-source network operating systems that may be provided for free and off-the-shelf or commoditized hardware technology, or “white box” hardware, while other competitors may adopt a disaggregated approach to the procurement of hardware and their proprietary software. Customers may also increase their adoption of networking solutions based upon open-source network operating systems that may be provided for free and used either on “white box” or proprietary hardware. As new markets emerge like AI, we expect the field to remain intensely competitive as our competitors have made significant investments in such new markets. In addition, we have not established broad market awareness or acceptance of our AI Ethernet products that will compete against more established InfiniBand products or against the AI Ethernet products of other competitors. Furthermore, the entrance of new competitors into our markets or the increased adoption of these new technology solutions or consumption models may cause downward pricing pressures, result in lost sales or otherwise have a material adverse effect on our business, prospects, financial condition and operating results.
Our relationships with our strategic alliance partners or suppliers may also shift as industry and market dynamics change. If strategic alliance partners acquire or develop competitive products or services, our relationship with those partners may be adversely impacted, which could lead to more variability to our results of operations and impact the pricing of our solutions.
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
Our ability to grow our business and our future success will depend to a significant extent on our ability to expand our operations and customer base worldwide. Many of our customers, resellers, partners, suppliers and manufacturers operate around the world. Operating in a global marketplace, we are subject to risks associated with having an international reach and compliance and regulatory requirements. Our international operations are subject to a number of additional risks, including the following:
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
•U.S. and foreign legal requirements, including those relating to anti-corruption, anti-bribery, foreign investment, telecommunications, cybersecurity, supply chain integrity, privacy, data protection and AI and cloud technology;
•government trade restrictions and compliance, related to the exportation, re-exportation, sale, shipment or other transfer of programming, technology, components, and/or services to foreign persons;
•changes in trade controls, economic sanctions, foreign investment laws and regulations, or other international trade regulations, which have in general recently trended toward increasing breadth and complexity of controls, and which may affect our ability to import or export our products to and from various countries;
•unexpected changes in regulatory practices, tariffs and tax laws and treaties;
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
These and other factors could harm our ability to gain future international revenue and, consequently, materially affect our business, financial condition, results of operations and prospects. Expanding our existing international operations and entering additional international markets will require significant management attention and financial commitments. Our failure to successfully manage our international operations and the associated risks effectively could limit our future growth or materially adversely affect our business, financial condition, results of operations and prospects.
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
Any failure to raise additional capital to expand our operations, invest in new products or for other corporate purposes on terms satisfactory to us could reduce our ability to compete and could harm our business, financial condition, results of operations and prospects.
We expect that our existing cash and cash equivalents, will be sufficient to meet our anticipated cash needs for the foreseeable future. If we did need to raise additional funds to expand our operations, invest in new products or for other corporate purposes, we may not be able to obtain additional debt or equity financing on terms satisfactory to us. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the market price of our common stock could decline. Furthermore, if we engage in debt financing, the holders of such debt would have priority over the holders of common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness or impose other restrictions on our business. We may also be required to take other actions that would otherwise be in the interests of the debt holders, including maintaining specified liquidity or other ratios, any of which could harm our business, financial condition, results of operations and prospects. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things, enhance our products and services, expand our sales and marketing and research and development organizations, acquire complementary technologies, products or businesses, and respond to competitive pressures or unanticipated working capital requirements. Our failure to do any of these things could seriously harm our business, financial condition, results of operations and prospects.
Risks Related to Customers and Sales
If we are unable to attract new large customers or to sell additional products and services in the AI Ethernet, Campus Workspace and Network Security Markets, to our existing customers, our revenue growth will be adversely affected and our revenue could decrease.
To increase our revenue, we must add new customers, especially large customers, and sell additional products and services to existing customers. For example, one of our sales strategies is to expand our current footprint by targeting our current customers for specific projects as opportunity with current customers is significant given their existing infrastructure and expected future spend. We are also focused on increasing penetration in the enterprise, campus and AI markets. However, sales strategies focused on expansion to adjacent markets can require more time and effort since enterprise and campus customers typically start with small purchases, and in the case of new markets such as AI where we are introducing new products there are often longer testing and qualification periods. For this reason, in order to grow our revenue, it is important for us to attract new large customers. Some factors that may limit our ability to attract new large customers include, but are not limited to, saturation with certain large cloud networking customers, customers priorities and initiatives to invest in new technology, competition, decreased capital spending by such customers, a limited number of such customers, and a decline in growth at such customers. If we fail to attract new large customers, including enterprise, campus and AI customers, fail to reduce the sales cycle and sell additional products to our existing customers or if our products are not accepted by these customers, our business, financial condition, results of operations and prospects will be harmed.
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
The sales prices for our products and services may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of products and services, the introduction of new products and services by us or by our competitors including the adoption of “white box” solutions, promotional programs, or broader macroeconomic factors. In addition, we have provided, and plan to continue to provide in the future, pricing discounts to large customers, which may result in lower margins for the period in which such sales occur. Our gross margins may also fluctuate as a result of the timing of such sales to large customers.
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
The timing of our sales and revenue recognition is difficult to predict because of the length and unpredictability of our products’ sales cycles. A sales cycle is the period between initial contact with a prospective customer and any sale of our products. End-customer orders often involve the purchase of multiple products. These orders are complex and difficult to complete because prospective customers generally consider a number of factors over an extended period of time before committing to purchase the products and solutions we sell. Customers, especially our large customers, often view the purchase of our products as a significant and strategic decision and require considerable time to evaluate, test and qualify our products prior to making a purchase decision and placing an order. The length of time that customers devote to their evaluation, contract negotiation and budgeting processes varies significantly. In addition, customers may delay upgrades to their network infrastructure which extends the upgrade and sales cycle. Our products’ sales cycles are lengthy in certain cases, especially with respect to our prospective large customers and certain markets including the enterprise, campus and AI markets. During the sales cycle, we expend significant time and money on sales and marketing activities and make investments in evaluation equipment, all of which lower our operating margins, particularly if no sale occurs. Even if a customer decides to purchase our products, there are many factors affecting the timing of our recognition of revenue, which makes our revenue difficult to forecast. For example, there may be unexpected delays in a customer’s internal procurement processes, particularly for some of our larger customers for which our products represent a very small percentage of their total procurement activity. In addition, due to macroeconomic uncertainties, the sales cycle may be extended and there may be delays and reductions of expenditures and cancellations by customers. There are many other factors specific to customers that contribute to the timing of their purchases and the variability of our revenue recognition, including acceptance terms contained in such agreements, the strategic importance of a particular project to a customer, budgetary constraints and changes in their personnel.
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
If we are unable to offer high-quality support and services offerings, this could adversely affect our business, financial condition, results of operations and prospects.
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
Declines in maintenance renewals and support contracts by customers could harm our future business, financial condition, results of operations and prospects.
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
Our standard sales contracts contain indemnification provisions requiring us to defend our customers against third-party claims that could expose us to losses which could seriously harm our business, financial conditions, results of operations and prospects.
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
If we do not successfully anticipate technological shifts and introduce products and product enhancements that meet those technological shifts, if those products are not made available in a timely manner or do not gain market acceptance, or if we do not successfully manage product introductions, we may not be able to compete effectively, and our ability to generate revenue will suffer.
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
If we are unable to devote the necessary resources to ensure that our products interoperate with operating systems, software applications and hardware that is developed by others, we may lose or fail to increase market share and experience a weakening demand for our products.
Generally, our products comprise only a part of the network infrastructure and must interoperate with our customers’ existing infrastructure, specifically their networks, servers, software and operating systems, any of which may be manufactured by a wide variety of vendors and OEMs. Our products must comply with established industry standards to interoperate with the servers, storage, software and other networking equipment in the network infrastructure such that all systems function efficiently together. We depend on the vendors of servers and systems in a data center to support prevailing industry standards. Often, these vendors are significantly larger and more influential in driving industry standards than we are. Also, some industry standards may not be widely adopted or implemented uniformly and competing standards may emerge that may be preferred by our customers.
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
Risks Related to Supply Chain and Manufacturing
Insufficient component supply and inventory management and the time to manufacture our products may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.
Managing our manufacturing capacity and extended supply chain is complex, and our inventory management systems and related supply-chain visibility tools may not enable us to effectively manage the supply of our products and product components. Our ability to manage our supply chain has also and could continue to be adversely affected by other factors including geopolitical conditions such as international trade tensions between the U.S. and China, Canada, Mexico and other countries where we manufacture our products including Malaysia and Vietnam, the Russia-Ukraine conflict and related economic sanctions against Russia, the Israel-Hamas conflict, and political tensions between China and Taiwan. Global geopolitical and macroeconomic uncertainties have resulted in prolonged manufacturing and supply chain disruptions, including temporary closures of certain manufacturing and supplier facilities particularly within China and controls on certain supplies including China's restrictions on the use of certain U.S. products and its export controls on metals used in semiconductor manufacturing such as gallium and germanium which, in turn, have caused and may continue to cause shortages of, and extended lead times for, components used to manufacture our products, increases in the prices for such components, a reduction, unpredictability or interruption of supply, prioritization of component shipments to other vendors and decommitments of orders. Insufficient component supply, and increases in the time required to manufacture our products could lead to prolonged inventory shortages, manufacturing disruptions and increased customer lead times for our products, and could result in increased cancellation of orders or loss of future sales opportunities altogether as potential customers turn to competitors’ products that are readily available. In addition, in order to meet customer lead times, we have had to, and may continue to expedite the supply of components and make incremental investments in our supply chain to increase our capacity for manufacturing products, which increases our product costs and negatively affects our gross margin.
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
To the extent that our products are manufactured at facilities in foreign countries, we may be subject to additional risks associated with complying with local rules and regulations in those jurisdictions. Shelter in place orders, factory closures or reductions in staffing at our manufacturing sites would result in material disruptions, increased lead times and supply shortages of our products. Due to their existence in foreign locations, our contract manufacturers may also be subject to or become subject to new or increased tariffs which, if sufficiently high, may affect the profitability of these operations and may require relocation to new locations, moves which may require bearing associated costs. There is no guarantee that any contract manufacturing location will not be targeted by tariffs or other trade measures imposed by the United States or another country.
Our contract manufacturers typically fulfill our supply requirements on forecasts and individual purchase orders. We do not have long-term contracts with our third-party manufacturers that guarantee capacity, the continuation of particular pricing terms or the extension of credit limits. Accordingly, they are not obligated to continue to fulfill our supply requirements, which could result in supply shortages, and the prices we are charged for manufacturing services could be increased on short notice. Our contract with one of our contract manufacturers permits it to terminate the agreement for convenience, subject to prior notice requirements. We may not be able to develop alternate or second contract manufacturers in a timely manner.
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
As the number of products and competitors in our market increases and overlaps occur, or if we enter into new markets, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Any claim of infringement, misappropriation or other violations of intellectual property rights by a third-party, even those without merit, could cause us to incur substantial costs defending against the claim, distract our management from our business and require us to cease use or practice of such intellectual property. In addition, some claims for patent infringement may relate to subcomponents that we purchase from third parties. If these third parties are unable or unwilling to indemnify us for these claims, we could be substantially harmed.
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
An adverse outcome of a dispute may require us to pay substantial damages or penalties including treble damages if we are found to have willfully infringed a third-party’s patents; cease making, licensing, using or importing into the U.S. products or services that are alleged to infringe, misappropriate or violate the intellectual property rights of others; expend additional development resources to attempt to redesign our products or services or otherwise to develop non-infringing technology, which may not be successful; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or intellectual property rights; and indemnify our partners and other third parties. Any damages, penalties or royalty obligations we may become subject to as a result of an adverse outcome, and any third-party indemnity we may need to provide could harm our business, financial condition, results of operations and prospects. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. Further, there is little or no information publicly available concerning market or fair values for license fees, which can lead to overpayment of license or settlement fees. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Suppliers subject to third-party intellectual property rights infringement claims also may choose or be forced to discontinue or alter their arrangements with us, with little or no advance notice to us. Any of these events could seriously harm our business, financial condition, results of operations and prospects.
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
Risks Related to Cybersecurity and Data Privacy
Our products, services, and external facing or internal network systems, or those of third parties on which we rely, could experience cybersecurity incidents, and defects, errors, or vulnerabilities in our products, or the misuse of our products, could lead to cybersecurity incidents or a failure to detect cybersecurity incidents, create product liability risks, damage our reputation, adversely impact our operating results, or otherwise negatively impact our business.
Our products, services, and external facing or internal network systems could experience cybersecurity incidents or become a target for security attacks, including attacks specifically designed to disrupt our business and our customers and introduce malicious software and attacks by state sponsors. For example, we could face attacks that involve the introduction of malicious software to our products, services, networks, or damage or exfiltration of our data or that of our customers; or are perceived to have been compromised, our reputation may be damaged and our financial results may be negatively affected.
In addition defects, errors, or vulnerabilities in our security platform or in the hardware upon which it is deployed, including as a result of misuse or a failure to implement updates to such platform, could temporarily or permanently limit our detection capabilities and expose our end-customers’ networks, leaving their networks unprotected against the latest security threats, or otherwise lead to cybersecurity incidents. If customers of our security platform do suffer a cybersecurity incident, even if it is not attributable to a failure of our platform, customers may believe that our platform failed to detect a threat or vulnerability, which could harm our reputation or negatively affect our financial results.
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

We, or third parties on which we rely, could experience cybersecurity incidents relating to our information systems, or our products, services, or data, which could disrupt our operations or our ability to provide services, cause vulnerabilities or perceived vulnerabilities in our product, compromise intellectual property or other sensitive data, harm our reputation, damage customer or other relationships, delay our ability to recognize revenue, lead to significant costs, legal proceedings, legal liability, or enforcement actions, or otherwise negatively impact our business.
We, like all technology companies, depend upon information technology systems to conduct virtually all business operations, ranging from internal operations and product development activities to marketing and sales efforts and communications with customers and business partners. We could experience cybersecurity incidents relating to our information systems, or our products, services, or data. We could also be impacted by cybersecurity incidents through third parties on which we rely. We have outsourced some business functions to third parties, including our manufacturers, logistics providers, and cloud service providers. We also rely upon distributors, resellers and system integrators to sell our products. We also depend upon our employees, and the technology our employees use to comply with the security measures we have instituted to prevent and mitigate cybersecurity incidents.
We, or third parties on which we rely, could experience cybersecurity incidents with many different types of causes, including phishing schemes and other social engineering methods, fraud and other malfeasance, denial of service attacks, vulnerabilities or defects in design or manufacture, unintended technical errors, “bugs,” viruses, ransomware and other malware, mishandling of data or other mistakes by employees or other insiders, and attacks by insiders or external parties. Sophisticated, or even unsophisticated, persons or organizations may attempt to compromise our systems, or third party systems on which we rely, and access, use, destroy, impair, or obtain confidential, personal, or otherwise sensitive or proprietary information and could compromise our systems, products, services and networks, or those of third parties on which we rely. Geopolitical tensions and conflicts, such as the Russia-Ukraine conflict, the Israel-Hamas hostilities and deteriorating relations with China, may create a greater risk of cyberattacks against our company and our manufacturers, suppliers, logistics providers, banks and other business partners. Our acquisition of Awake Security and our provision of its NDR platform may result in us being a more attractive target for such attacks. We may also face increased risks of cybersecurity incidents in connection with personnel working remotely.
We may experience cybersecurity incidents that we do not detect, or that we do not detect for extended periods of time. The techniques used to carry out attacks are constantly evolving, and it may be more difficult to detect attacks involving techniques that we are not aware of or have not anticipated.
If we, or any of the aforementioned third parties, or any other third parties capable of introducing risks to our system or operations, experience a cyberattack or any other kind of cybersecurity incident, our ability to conduct our business effectively could be damaged in a number of ways, including:
•intellectual property or other proprietary or sensitive data regarding our business or our customers could be stolen or lost, modified, rendered unavailable, or otherwise assessed, used, or processed in authorized manners;
•our systems, including email and other communication methods, and access to or availability of data, could be disrupted or harmed, or we may experience other types of outages, and our ability to conduct operations could be seriously damaged until such systems or data access and availability can be restored, which we may be unable to achieve promptly, or at all;
•our ability to process customer orders and electronically deliver products and services could be degraded, and our distribution channels could be disrupted, resulting in delays in revenue recognition;
•defects and security vulnerabilities could be introduced into our software, thereby damaging the reputation and perceived reliability and security of our products and potentially making the data systems of our customers vulnerable;
•our manufacturing process, products, services, supply chain, systems and data could be corrupted or disrupted; and
•personal data of our customers, employees, contractors, and business partners could be lost, accessed, obtained, modified, disclosed, used, or otherwise processed without authorization, corrupted or made unavailable, or otherwise compromised.
If we experience a cybersecurity incident, or if any of the above events occur, or are perceived to have occurred, we could be subject to significant claims for liability from our customers and others and regulatory investigations and actions from governmental agencies, and we could be required to expend significant capital and other resources to remediate and otherwise address any incident, including to notify individuals, entities, or regulatory bodies. In addition, our ability to protect our intellectual property rights could be compromised and our reputation and competitive position could be significantly harmed. The regulatory and contractual actions, proceedings, litigation, investigations, fines, penalties and liabilities relating to any actual or perceived incidents can be significant in terms of fines and reputational impact and necessitate changes to our business operations that may be disruptive to us. We could incur significant costs to upgrade our systems and measures in an effort to prevent network and system disruptions and other cybersecurity incidents. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers. Consequently, our financial performance and results of operations could be adversely affected by any of the foregoing types of incidents or perceived incidents.
We cannot assure that any limitation of liability provisions in our customer agreements, contracts with third-party vendors and service providers or other contracts would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security breach or other security-related matter. We also cannot be certain that our insurance coverage will be adequate for liabilities incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any future claim will not be excluded or otherwise be denied coverage by any insurer. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our reputation, financial condition and operating results.
Risks Related to Accounting, Compliance, Regulation and Tax
Foreign investment laws and regulations, and other trade or regulatory barriers, may have a negative effect on global economic conditions, financial markets and our business.
In addition to laws aimed directly at trade, failure of our products to comply with a broader set of evolving industry standards and government regulations may adversely impact our business and in particular our ability to market in particular countries. Our products must comply with various U.S. federal government regulations and standards defined by agencies such as the Federal Communications Commission, standards established by governmental authorities in various foreign countries and recommendations of the International Telecommunication Union. In some circumstances, we must obtain regulatory approvals or certificates of compliance before we can offer or distribute our products in certain jurisdictions or to certain customers. In recent years, certain jurisdictions have tied these approvals to concerns about international relationships, including, e.g., concerns about entities with components sourced from or tested in China. Complying with new regulations or obtaining certifications, especially as standards evolve, may be costly and disruptive to our business and also may affect our ability to sell our products where these standards or regulations apply, which in turn may prevent us from sustaining our net revenues or achieving profitability.
Enhanced U.S. trade restrictions affecting China and other countries, including export controls, import regulations, and foreign investment regulations, as well as countermeasures taken by affected countries may have a negative effect on global economic conditions, financial markets and our business.
Over the past several years, the U.S. government has enacted a series of enhanced international trade restrictions affecting China and other countries which have included additional export controls and sanctions, import regulations and foreign investment regulations. For example, the U.S. has added additional entities, from China and elsewhere, to restricted party lists impacting the ability of U.S. companies to provide products, and in certain cases services, to these entities and, in some cases, receive products or services from these entities. Beginning in October 2022, the U.S. expanded controls restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, and supercomputing. Although new regulations introduced in January 2025 further expanding the controls to impose a worldwide licensing requirement on certain ICs and computing resources that are used for training of AI models were rescinded prior to the scheduled compliance date, we expect the U.S. government may issue new controls on similar technologies in the future. The U.S. government also continues to expand the scope of restrictions on the development or production of advanced ICs and certain semiconductor manufacturing equipment, and the restrictions on supercomputing, though certain U.S. export controls have been partially relaxed pursuant to the bilateral trade negotiations between the U.S. and China since May 2025. Further changes to any of these policies are possible.
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

The U.S. government also recently introduced regulations that require notification of or prohibit certain transactions by the Company with entities in China or with certain linkages to China. These regulations could apply to certain intracompany activities with our China and Hong Kong subsidiaries or other activities with entities in China or with linkages to China. These regulations could also limit the ability of others to transact certain business with the Company if those transactions involve or benefit, directly or indirectly our operations in China. Where these new rules apply to a given transaction, it might limit our ability to carry out our long-term business strategy.
These controls or any additional restrictions may impact our ability to export certain products to China or other countries, prohibit us from selling our products to certain of our customers, restrict our ability to use certain ICs in our products, impact our suppliers who may utilize facilities or equipment described in these controls, or impact the cost of components or inputs used to produce our products. These measures may also increase in response to certain geopolitical events, such as the recently shifted international trade landscape, or if the relationship between the U.S. and China or between China and Taiwan otherwise deteriorates.
The Chinese government has retaliated to, and may continue to retaliate to, these or other U.S. trade restrictions in ways that could impact our business. For example, China has announced controls on both the use of Micron products and export controls on certain materials used, among other things, in the production of semiconductors, optical components, and other electronic devices including germanium and gallium. These Chinese export controls have been the subject of bilateral trade negotiations between the U.S. and China, and have been partially relaxed since May 2025, though further changes are possible. Further, the Chinese government has responded to these U.S. actions by adding U.S. entities to an unreliable entity list, which limits the ability of companies on the list to engage in business with Chinese customers. These restrictions could disrupt the ability of China to procure or produce semiconductors and other electronics, impact our ability to source components from China, or impact the cost of components or inputs used to produce our products.
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
Assessing our processes, procedures and staffing in order to improve our internal control over financial reporting is an ongoing process. Preparing our financial statements involves a number of complex processes, many of which are dependent upon individual data input or review, and are subject to human error. These processes include, but are not limited to, calculating revenue, inventory costs and the preparation of our statement of cash flows. Although we continue to automate our processes and enhance our review controls to reduce the likelihood for errors, in the future we may not be able to assert that our internal controls over financial reporting are effective under Section 404 of the Sarbanes-Oxley Act, which may adversely affect the reliability of our financial statements.
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
Our income taxes are subject to volatility and could be adversely affected by several factors, some of which are outside of our control, including the manner in which we structure our international operations, and any transfer pricing adjustments from tax authorities as a result thereof tax effects of nondeductible compensation, including certain stock-based compensation; changes in accounting principles; changes in tax law and regulations, treaties, or interpretation thereof; imposition of withholding or other taxes on payments by subsidiaries or customers; or a change in our decision to indefinitely reinvest certain foreign earnings.
Judgment is required to evaluate our tax positions and determine our income tax liability. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely affect income taxes.
Taxation of earnings outside of the U.S. may have adverse effects on our operating results and could impact the tax treatment of our earnings and cash and cash equivalent balances we currently maintain. For example, on July 4, 2025, the U.S. enacted tax legislation commonly referred to as the OBBB Act, which includes changes to the deductibility of certain domestic expenses effective for tax years starting after December 31, 2024 and modifications to the international tax framework effective for tax years starting on or after December 31, 2025. The Organization for Economic Cooperation and Development (“OECD”), has introduced a global minimum tax initiative (“Pillar Two”), which many countries, including members of the European Union ("EU"), have adopted or are considering implementing through domestic legislation. On June 28, 2025, the G7 released a joint statement announcing an understanding regarding a proposed “side-by-side” solution that would exempt U.S.-parented multinational businesses from certain provisions of Pillar Two; however, no agreement regarding implementation of the proposal has yet been reached. We have assessed the impacts of these new laws on countries that we operate in and do not currently anticipate any material impacts on our effective tax rate. However, we cannot provide any assurance that there will not be a material impact to our effective tax rate in the future because of these developments or other proposed tax law changes.
Finally, we are subject to examination of our income tax returns by the Internal Revenue Service (the "IRS") and other tax authorities. Audits by the IRS or other tax authorities are subject to inherent uncertainties and could result in unfavorable outcomes, including potential fines or penalties. The expense of and time associated with defending and resolving such audits may be significant. We regularly assess the likelihood of adverse outcomes resulting from tax examinations to determine the adequacy of our provision for income taxes. We cannot assure you that fluctuations in our provision for income taxes or our effective tax rate, the enactment of new tax laws or changes in the application or interpretation of existing tax laws or adverse outcomes resulting from examination of our tax returns by tax authorities will not have an adverse effect on our business, financial condition, results of operations and prospects.
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
In addition, in certain jurisdictions, these regulatory requirements may be more stringent than those in the United States, such as the EU's General Data Protection Regulation (“GDPR”). The GDPR provides for substantial obligations relating to the handling, storage and other processing of data relating to individuals and administrative fines for violations, which can be up to four percent of the previous year’s annual revenue or €20 million, whichever is higher. In the past, we relied on the E.U.-U.S. and Swiss-U.S. Privacy Shield programs, and/or the use of standard contractual clauses approved by the European Commission ("SCCs"), to legitimize transfers of data out of the EU. EU courts later invalidated the E.U.-U.S. Privacy Shield and imposed additional obligations in connection with use of the SCCs. The European Commission subsequently issued new SCCs. The continued validity of these new SCCs for cross-border data transfer is uncertain and difficult to predict. Among other effects, we may experience additional costs associated with increased compliance burdens and new contract negotiations with third parties that process data on our behalf. Further, the UK has implemented legislation that substantially mirrors the GDPR, and provides for fines of up to the greater of 17.5 million British Pounds or four percent of the previous year’s annual revenue, whichever is higher. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear following the UK’s exit from the EU, including with respect to regulation of data transfers between EU member states and the UK. The UK has issued new standard contractual clauses that, like the SCCs, are required to be implemented.
We may experience reluctance or refusal by current or prospective customers in the European Economic Area (the "EEA"), the UK, or other regions to use our products, and we may find it necessary or desirable to modify our handling of personal data of residents of the EEA, UK, or other regions. The regulatory environment applicable to the handling of personal data of EEA and UK residents, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities relating to personal data transfers. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results, and financial condition.
Many jurisdictions have passed new laws and regulations relating to privacy, data protection, and other matters, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent. For example, the California Consumer Privacy Act (“CCPA”) became operative on January 1, 2020 and was amended by the California Privacy Rights Act (“CPRA”) going into effect over time through July 1, 2023. Aspects of the CCPA/CPRA and its interpretation remain uncertain and are likely to remain uncertain for an extended period and may require us to incur additional costs and expenses in an effort to comply. In addition to the CCPA/CPRA, numerous other states have enacted or are considering similar laws that will require ongoing compliance efforts and investment.
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
We use machine learning and AI technologies in our offerings and business, including in our Arista Guardian for Network Identity offering, and we are making investments in expanding our AI capabilities in our products, services, and tools, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new product features using AI technologies. We may rely on third party AI technologies and our ability to continue to use those technologies and provide our applicable products, services and tools are subject to the continued availability and improvement of those technologies. The protectability of the intellectual property in AI - generated or assisted works and inventions is unclear. To the extent we use AI to create any valuable IP, we may not be able to protect it to the same extent that we would have, had we not used AI.
Uncertainty around new and emerging AI technologies may require additional investment in the obtaining, developing and maintaining of proprietary datasets and machine learning models, development of new approaches and processes to provide attribution or remuneration to creators of training data, and development of appropriate protections, safeguards, and policies for handling the processing of data with AI technologies, which may be costly and could impact our expenses. AI technologies also present emerging legal, ethical and social issues, including with respect to potential or actual bias reflected in, or flawed outputs of, models. AI technologies that we make use of may produce or create outputs that appear correct but are factually inaccurate or otherwise flawed, which may expose us to brand or reputational harm, competitive harm, regulatory scrutiny, and/or legal liability. We may also fail to adopt or implement certain AI technologies which could leave us at a competitive disadvantage.
We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate these controls.
Our products are subject to various export controls and because we incorporate encryption technology into certain of our products, certain of our products may be exported from various countries only with government authorization. If we were to fail to comply with the applicable export control laws, customs regulations, economic sanctions or other applicable laws, we could be subject to monetary damages or the imposition of restrictions which could be material to our business, operating results and prospects and could also harm our reputation. Further, there could be criminal penalties for knowing or willful violations, including incarceration for culpable employees and managers. Obtaining the necessary export authorizations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities.
Furthermore, certain export control and economic sanctions laws prohibit the shipment of certain products, technology, software and services to embargoed countries and sanctioned governments, entities, and persons. The U.S. government also continues to add additional entities to restricted party lists impacting the ability of U.S. companies to provide products, and in certain cases services, to these entities and, in some cases, receive products or services from these entities.
Additionally, the U.S. government continues to expand controls enacted in October 2022 restricting the ability to export, reexport and transfer certain products and technology related to semiconductors, semiconductor manufacturing, and supercomputing. Although new regulations introduced in January 2025 further expanded the controls to impose a worldwide licensing requirement on certain integrated circuits and computing resources that are used for training of AI models were rescinded prior to the scheduled compliance date, we expect the U.S. government may issue new controls on similar technologies in the future. The U.S. government also continues to expand the scope of restrictions on the development or production of advanced integrated circuits and certain semiconductor manufacturing equipment, and the restrictions on supercomputing, in China and other countries. Other foreign governments may in turn impose similar or more restrictive controls. These controls or any additional restrictions may impact our ability to export certain products to China or other countries, prohibit us from selling our products to certain of our customers, restrict our ability to use certain ICs in our products, or impact our suppliers who may utilize facilities or equipment described in these controls. However, certain U.S. export controls have been the subject of bilateral trade negotiations between the U.S. and China and have been partially relaxed since May 2025, with further changes possible.
It also is possible that the Chinese government will retaliate to these export controls in ways that could impact our business. For example, China has announced controls on both the use of Micron products and export controls on certain materials used, among other things, in the production of semiconductors, optical components, and other electronic devices including germanium and gallium. These Chinese export controls have been the subject of bilateral trade negotiations between the U.S. and China and have been partially relaxed since May 2025, though further changes are possible. Further, the Chinese government has responded to U.S. actions by adding U.S. entities to an unreliable entity list, which limits the ability of companies on the list to engage in business with Chinese customers. These restrictions could disrupt the ability of China to procure or produce semiconductors and other electronics and impact our ability to source components from China and could impact the cost of components or inputs used to produce our products.
Any deterioration in relations between Taiwan and China could lead to additional sanctions or export controls on China, on specific individuals or entities, or otherwise in the region which could impact our ability to sell to certain of our customers, source components from China, or otherwise negatively impact our business.
The United States may also continue to leverage the use of “secondary tariffs” and/or “secondary sanctions” to achieve certain foreign policy goals, or increase its enforcement of such tools, which may directly or indirectly affect our business (see also the “Escalated or escalating U.S. tariffs, as well as countermeasures taken by affected countries may have a negative effect on global economic conditions, financial markets and our business, as may retaliatory actions by other countries, including China, in response to these U.S. policies" risk factor above). Even though we take precautions to ensure that we and our channel partners comply with all relevant regulations, any failure by us or our channel partners to comply with such regulations could have negative consequences, including reputational harm, government investigations and penalties. In addition, economic sanctions that are vague and not subject to guidance by regulators lead to heightened compliance risk.
Although we have developed policies and procedures to comply with export control and other applicable laws, historically, we have had some instances where we, or a business that we acquired, inadvertently did not fully comply with certain trade laws, but we made relevant disclosures to the appropriate government agencies government agencies and implemented corrective actions.
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
Our directors, executive officers and each of our stockholders who own greater than 10% of our outstanding common stock together with their affiliates, in the aggregate, beneficially own approximately 17.3% of the outstanding shares of our common stock, based on shares outstanding as of September 30, 2025. As a result, these stockholders, if acting together, could exercise a significant level of influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel, particularly software engineering and sales personnel. In addition, we are expanding internationally and into adjacent markets including the enterprise and AI market, which requires a significant investment of time, effort and financial resources into hiring and training our sales force to address these markets. If we do not effectively train our direct sales force, we may be unable to add new customers, increase sales to our existing customers, or successfully expand into new markets. Competition for highly skilled personnel is often intense, especially in the San Francisco Bay Area where we have a substantial presence and need for highly skilled personnel, especially with certain types of technical skills like in AI. Many of the companies with which we compete against for experienced personnel may have greater resources and be able to provide more attractive compensation packages and other amenities. Research and development personnel are aggressively recruited by startup and growth companies, which are especially active in many of the technical areas and geographic regions in which we conduct product development. In addition, in making employment decisions, particularly in the high-technology industry, job candidates often consider the value of the stock-based compensation they are to receive in connection with their employment. Declines in the market price of our stock could adversely affect our ability to attract, motivate or retain key employees. In addition, our future performance also depends on the continued services and continuing contributions of our senior management to execute our business plan and to identify and pursue new opportunities and product innovations. Our employment arrangements with our employees do not generally require that they continue to work for us for any specified period, and therefore, they could terminate their employment with us at any time. If we are unable to attract or retain qualified personnel, or if there are delays in hiring required personnel, our business, financial condition, results of operations and prospects may be seriously harmed.
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
From time to time, we repurchase shares of our common stock pursuant to repurchase programs that are funded from working capital. The Prior Repurchase Program, which allowed for stock repurchases of up to $1.2 billion, was completed in May 2025, and the New Repurchase Program allows for repurchases of an additional $1.5 billion. The New Repurchase Program does not obligate us to acquire any of our common stock and may be suspended or discontinued by the Company at any time without prior notice. We did not repurchase any shares during the three months ended September 30, 2025. During the nine months ended September 30, 2025, we repurchased a total of $921.0 million of our common stock under our Prior Repurchase Program and $62.0 million of our common stock under our New Repurchase Program. As of September 30, 2025, the remaining authorized amount for repurchases under the New Repurchase Program was $1.4 billion. Refer to Note 6. Stockholders' Equity and Stock-Based Compensation of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for further discussion.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
No officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Bylaws of Arista Networks, Inc. dated September 5, 2025
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)
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

Arista Networks, Inc.
(Registrant)

Date:	November 4, 2025	By:	/s/ JAYSHREE ULLAL
Jayshree Ullal
Chief Executive Officer and Chairperson of the Board
(Principal Executive Officer)

Date:	November 4, 2025	By:	/s/ CHANTELLE BREITHAUPT
Chantelle Breithaupt
Senior Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)