Form 10-K
period 2025-12-31
Arista Networks, Inc.
filed 2026-02-17
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $105.6 billion as of June 30, 2025 (the last business day of the registrant's most recently completed second fiscal quarter) based on the closing price of the registrant’s common stock on the New York Stock Exchange on such date. Shares held by persons who may be deemed affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
On February 10, 2026, 1,256,537,906 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of December 31, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•our ability to expand our leadership position in the networking industry and to develop new products and expand our business into existing and new markets such as the artificial intelligence ("AI"), cloud, data center networking, routing, campus, software and services;
•our ability to satisfy the requirements for networking solutions and to successfully anticipate technological shifts and market needs, including the impact of AI, innovate new products, rapidly develop new features and applications, and bring them to market in a timely manner;
•our expectation that we will continue to derive substantially all of our product revenue from sales of our switching and routing platforms for the foreseeable future;
•our ability to fulfill our customers’ orders despite supply chain delays, issues with access to key commodities or technologies or geopolitical events that impact our manufacturers or their suppliers such as the escalating tariff and non-tariff-related international trade measures, the Russia-Ukraine conflicts or the impact of global pandemics;
•our expectations related to our inventory and purchase commitments;
•the potential impact of tightening supply conditions, including in the memory market;
•our ability to identify, complete and realize the benefits of recent and future acquisitions of, or investments in, complementary companies, products, services or technologies;
•costs associated with defending intellectual property infringement and other claims and legal proceedings, and the potential outcomes of such disputes, such as any claims discussed in “Legal Proceedings”;
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
•the potential of our products, including the benefits realized by our customers in their use of our products and services including lower total cost of ownership;
•our ability to detect breaches of our cybersecurity systems or other security breaches;
•the effects of cyclical trends on our results of operations;
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
•our belief that we will not pay any cash dividends in the foreseeable future; and
•our belief that our existing cash and cash equivalents together with cash flow from operations will be sufficient to meet our working capital requirements and our growth strategies for the foreseeable future.
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

PART I
Item 1. Business
In a world where data is increasingly a precious commodity and competitive differentiator, Arista was founded to enable our customers to access all their centers of data in the quickest, most reliable, and secure manner. Over the last two decades, we have emerged as an industry leader, delivering data-driven, client-to-cloud networking-as-a-service. Our “Centers of Data” strategy is a fundamental pivot from legacy networking approaches that create incongruent silos to a unified, data-driven approach in which the network is a service that interconnects four primary domains: AI Centers, Data Centers, Campus Centers, and WAN Centers. Anchored by Arista’s state-oriented Extensible Operating System (EOS) and Network Data Lake (NetDL), our network-as-a-service platform delivers a seamless, consolidated networking experience regardless of data location.

Data-Driven Network-as-a-Service Platform
Arista CloudVision®
AVA
Network Automation Simplicity
Complete Network Telemetry
Technology Partner Centric
One Network Management System
NetDL
State
Arista Extensible Operating System (EOS®)
Netdi
Trusted by 10K+ Customers
Highest Quality Network Operating System
Complete Switch & Router Capabilities
Software Programmability
One Network Operating System (EOS) and One Network Data Lake (NetDL) powered by Netdi for Diagnostics Infrastructure
Edge Network
IoT
WAN Network
Campus Network
Data Center
AI Cloud
AI
Private Cloud
Public Cloud
aws
Azure
Our Platform Mission
Deliver best multidomain data -driven networking for client to cloud /AI deployments

Our solutions are differentiated because they:
•offer uncompromising reliability derived from the foundation of robust quality assurance capabilities, and a suite of automated diagnostics,
•are based on advanced open and standards-based technology that avoids what is often expensive vendor lock-in, and
•provide consistent real-time telemetry and intelligent automation to decrease the manual workload on the operator.
This strategy and differentiation have also allowed us to deliver our comprehensive suite of products, services, and technologies to a global customer base segmented into three primary categories: Cloud and AI Titans, AI and Specialty Providers, and Enterprise. Market research confirms that we continue to be a leader in high-speed Ethernet switching.
Our Market Drivers and Products
Centers of Data Drive the World

In the modern competitive landscape, the ability to access, manipulate, and leverage data is fundamental to an organization’s growth and viability. This is especially true in the era of Large Language Models (LLMs), agentic AI, and physical AI, where data has evolved from a byproduct of operations into the primary engine of intelligence and autonomy. Consequently, the network has matured beyond traditional "IT infrastructure" to become the spine or central nervous system. It serves as the critical conduit through which data flows from cloud and edge environments to the AI models that drive decision-making. This heightened dependency on real-time data movement underscores the necessity for a network architecture defined by unprecedented scale, availability, predictable performance, and open programmability. Operational simplicity and robust security are essential to ensure the business can compete in a world of massive, networked transactions.
Public cloud titans and, more recently, AI Neocloud providers have been at the forefront of this evolution, pioneering the development of large-scale data and AI centers to meet the growing demands of their users, including business customers. These networks have become the benchmark for superior performance and efficiency of IT infrastructure at the lowest unit cost. Enterprises and service providers worldwide are therefore adopting these hyperscale technologies and principles for their own network operations to achieve similar performance, operational efficiencies, and cost reductions.
Arista established itself as a market leader with platforms, products, and people to enable some of these hyperscalers’ most consequential networks. Our network-as-a-service approach now empowers customers of all sizes to seamlessly leverage their data through offerings spanning three key categories: Core (AI, Cloud, and Data Center Networking), Cognitive Adjacencies (Campus and Routing), and Cognitive Networks (Software and Services). With world-class engineering expertise and platform innovation, our customers gain the predictable performance and operational simplicity required to turn data into a sustainable competitive advantage in a modern, AI-driven world.

Arista Platforms for the Centers of Data

7060X
AI Leaf
7280R, 7800R
AI Spine
7700R
Distributed Etherlink Switch
AI Center (Etherlink)
Access Points
Wi-Fi 7, 6E, 6
710P, 720X
Fixed Access
PoE Switches
750
Modular Aggregation
PoE Switches
Velo Edge
Unified Branch
Campus Center
CloudVision
EOS
AVA
7050X, 7060X
7130
Shallow Buffer &
Low Latency Leaf
7020R, 7280R
Fixed Deep Buffer
Leaf or Spine
7300X
Modular Shallow
Buffer Spine
7800R
Modular Deep
Buffer Spine
Data Center
AWE 7200
Route Reflector,
Cloud Routing
Velo Edge
Secure SD-WAN
7020R, 7280R
Access & Edge
Routing, Peering
7800R
Core Routing
WAN Center

Networking at Scale for the AI Center
The rapid expansion of generative, agentic, and physical AI computing and distributed applications is blurring the lines between frontend and backend AI, Cloud, and Data Centers. Modern workloads are both data- and compute-intensive and place significant demands on the underlying network. For instance, a typical AI job involves large, sparse matrix math, distributed across hundreds or thousands of AI accelerators (XPU, GPU, TPU, etc.) with intense computations for a period of time. This type of workload requires a high-bandwidth, scalable, lossless, and power-efficient network, based on open standards, to eliminate operational costs and complexities associated with proprietary approaches.

As a pioneer of leaf and spine networking for cloud and data centers, Arista’s "AI Center" now delivers a unified, data-driven network architecture that integrates distinct connectivity layers to optimize time-to-first-job, AI job completion times, and XPU utilization/efficiency. This strategy addresses the massive bandwidth and traffic fidelity requirements of AI workloads through three specific domains:
•Scale Up: Currently dominated by proprietary technologies, this domain involves high-bandwidth, low-latency interconnects linking multiple XPUs within a single rack. We believe Scale Up represents a future incremental opportunity as the market shifts toward open standards like Ethernet for Scale Up Networks (ESUN).
•Scale Out: This network connects XPUs across multiple racks to support massive training or inferencing clusters. The industry trend toward replacing legacy, proprietary approaches, such as InfiniBand, with Ethernet, as defined by the Ultra Ethernet Consortium, creates an opportunity for us to gain share while enabling customers to scale from thousands to a million XPUs and beyond.
•Scale Across: Power and space constraints, along with the need for AI inference closer to the edge, are driving the need for distributed clusters spread across large geographic distances. Our Scale Across solutions deliver the capabilities necessary to enable long-distance routed access while accounting for factors such as packet loss and delays, as well as data security on the wire.

Networking for the AI Center

Scale Out
Inter-rack scale out to ~100k XPUs
(Limited by space within a single building)

Scale Up
Intra-rack scale up for ~1k XPUs
(Spans multiple racks; 128-144 XPU per rack)

Scale Across
Inter-site scale across to >1M XPUs
(Scale out across multiple buildings, sites)

AI Back End
AI Front End
NICs + GPUs
CPUs
AI Spine
AI Leaf
AI NIC
Compute Leaf
Universal Spine
Storage Leaf

Scale Up AI Network
(Back Side of the Rack)
Rack
Ethernet Switch 1
Ethernet Switch 2
Ethernet Switch 3
Ethernet Switch m
XPU 1
XPU 2
XPU 3
XPU n

DCI
Converged Optical Routing Transport
from ~120km to 1000+ km

The Arista Etherlink portfolio comprises a family of over twenty products designed to support the diverse range of AI Scale Out and Scale Across use cases today and Scale Up in the future. Our portfolio of 800G switches, coupled with Arista's EOS innovations such as Smart System Upgrades (SSU), AI Analyzer, and optimal load-balancing, offers compelling solutions for contemporary AI applications and deployments. Arista also continues to be innovative in areas such as deep packet buffer architectures, virtual output queuing, non-disruptive upgrades, optics, reversible cooling, and overall system power efficiency. The Arista 7800R AI Spine, 7060 AI Leaf, and the 7700R4 Distributed Etherlink Switch ("DES") are designed to address the demanding scale and performance requirements of AI Scale Out, Scale Up and Scale Across networking.
Next Generation Campus and Routing
The traditional concept of a “campus” has been redefined in the post-pandemic world, and the boundaries between the office, home, teleworker, and user have converged. At the same time, the proliferation and sophistication of devices that connect the campus, such as smart devices, security cameras, and the Internet of Things ("IoT"), have grown dramatically. The challenge lies in successfully transitioning the existing siloed campus into a data-driven, distributed campus with a common operating model, while addressing the growing security and availability needs.
Arista’s cognitive campus portfolio was driven by customers seeking the same quality and operational efficiency available in the data center across their enterprise networks. We offer a robust set of solutions, ranging from modular and fixed-form-factor campus spine switches to Power-over-Ethernet ("PoE") leaf switches and Wi-Fi access points, all managed through CloudVision®.
Recently, we also added the VeloCloud SD-WAN portfolio, which complements our wired and wireless campus portfolio by enhancing the branch center by providing leading cloud-delivered SD-WAN solutions with integrated security. This portfolio of solutions offers expanded choice and enhanced performance for our customers, enabling global WAN services that seamlessly interconnect data centers and distributed campus offices.
Arista’s Cloud-Grade Routing platforms, powered by EOS, combine high-performance routing, high port density, deep buffers, integrated dense wavelength division multiplexing (DWDM), and wire-speed encryption. Our 7280R4 Universal Leaf and 7500R3 and 7800R4 Universal Spine platforms serve a variety of use cases, including high-speed multi-cloud connect, Data Center Interconnect (DCI), controller-based traffic engineering, peering, business VPNs, core routing, and secure enterprise edge routing.
Software and Services: AI Ops, Management, Observability, Zero Trust Networking, and A-Care Services
The Arista EOS network architecture provides a foundational set of services for continuous streamed device state, telemetry, packet, flow, alert, sensor, and third-party data into an aggregated Network Data Lake (“Arista NetDL™”). NetDL makes these diverse datasets available via a single service endpoint, enhancing Arista and third-party applications and enabling customer-specific private clouds.
CloudVision is Arista’s modern, multi-domain AI Ops and management platform that leverages cloud networking principles to deliver a simplified end-to-end network operations experience for our Enterprise market. Unlike traditional domain-specific management solutions, CloudVision enables consistent, zero-touch network operations across data centers, campus wired and wireless networks, routing interconnects, and multi-cloud networks, thus helping to break down the complexity of siloed management approaches.
Arista AVA (autonomous virtual assist) is an agentic AI-enabled decision-support system that provides unprecedented visibility and responsiveness for network and security operations. It combines cloud scalability with the codified expertise of real-world professionals to proactively identify issues such as unusual connectivity jitter, failing optics, a lack of disk space, or network security threats, while reducing operational noise so teams can focus on the most impactful issues. AVA capabilities also expand to include automating provisioning changes and running network audits. With AVA agents, our goal is to alert users about potential network problems and pre-compute answers by anticipating the operator’s questions. We thus attempt to significantly simplify network management for our customers and allow human operators to focus on high-level strategy and innovation, rather than mundane network operations.

Zero trust architectures aim to mitigate the risks posed by cyber threats by eliminating the assumption that a device is trusted simply because it is on the “internal” network. However, this is easier said than done, given today’s changing definition of the network that spans campus, data center, cloud, and more. Adding multiple network security layers, such as firewalls, network access control, and threat detection, among others, comes with tremendous cost, complexity, and brittleness, whereas the benefits are often hard to quantify.
We offer a comprehensive suite of security solutions that align with the Cybersecurity and Infrastructure Security Agency’s Zero Trust Maturity Model and help organizations accelerate toward optimal zero trust maturity. Moreover, these network security controls can help address gaps in an organization’s zero trust posture across other domains such as identity, devices, workloads, and data.

APDTA
HOM
Agentless + campus switches w/
integrated sensors
ML/AI-driven continuous
threat behavioral analysis
MSS
Any endpoint - any network – multi-doman
Identity-based
microperimeter segmentation
ZTX
Session level traffic mapping for policy recommendation
Identity-based
stateful traffic visibility
ogni
Identity / Profiling / Location Services
Identity-based
adaptive access control
Enhanced Firewall & Secure Service Edge
Identity-based
WAN & cloud security

We have designed our customer support offerings, Arista A-Care Services, to deliver high levels of support to our customers. Our global team of support engineers engages directly with client IT teams and is available by email, phone, or through our website.
We offer multiple service options, allowing our customers to select the product replacement service level that best meets their needs. We stock spare parts in over 200 locations worldwide through our third-party logistics suppliers. All our service options include unlimited access to bug fixes, new-feature releases, online case management, and our community forums.
The Arista Data-Driven Cloud Networking-as-a-Service Platform
The core of our cloud networking-as-a-service platform is our data-driven operating system, EOS®, which runs on top of standard Linux and offers programmability at all layers of the stack. System state and data are stored in EOS and maintained in a highly efficient, centralized system database where data is accessed via an automated publish/subscribe model. This distinct design principle provides module independence, self-healing resiliency, and multi-process software stability.
Our Competitive Strengths
•Broad and Differentiated Portfolio: Using best-of-breed merchant silicon, we deliver high-performance, purpose-built platforms with industry-leading capacity and designed to support a variety of customer needs, including low latency, high port density, deep packet buffers, and modular chassis. Our diagnostics and infrastructure service ("NetdiTM) ensures these platforms deliver the highest quality levels with superior signal integrity and power efficiency.
•Rich Software-Driven Networking-as-a-Service: Our networking-as-a-service platform addresses the inherent limitations of legacy network architectures by relying on a single operating system (EOS), a single data lake (NetDL), and a single management solution (CloudVision). This strategy allows us to address a broad set of needs from client to cloud while maintaining feature consistency across our entire product portfolio. Unlike the competition, our modular, software-driven architecture enables us to partner closely with our customers and rapidly evolve our offerings to address changing needs while maintaining structural integrity and quality. Customers thus lower their total network operations costs with a modern operating model powered by capabilities such as streaming real-time telemetry, in-service software upgrades, and AI Ops.

•Award-winning Support System: Our Technical Assistance Center ("TAC") provides 24/7/365 support to reduce downtime, improve operational efficiency, and protect our customers' infrastructure. Our unwavering commitment to customer experience and deep collaboration has earned us an industry-leading Net Promoter Score, reflecting the trust our customers place in our hardware and software leadership.
Our Customers
Our customers include large cloud customers or Cloud and AI Titans, other internet and service providers, including specialty and AI Neoclouds, and a wide breadth of enterprise customers, including financial services organizations and government agencies. We continue to diversify the types of enterprise customers we serve and have expanded our presence across a wide spectrum of industries, including media and entertainment, healthcare, oil and gas, education, manufacturing and industrial sectors, among others. Two of our customers accounted for more than 10% of our sales for the year ended December 31, 2025. Sales to these two customers represented 26% and 16% of our total revenue for the year ended December 31, 2025, respectively.
Sales and Marketing
We market and sell our products through our direct sales force and in partnership with our channel partners, including distributors, value-added resellers, systems integrators and original equipment manufacturer ("OEM") partners. We also partner with various technology companies to sell our products. To facilitate channel coordination and increase productivity, we have established the Arista Partner Program, designed to engage partners who provide value-added services and extend our reach into the marketplace. Authorized training partners deliver technical training to our channel partners and end customers. Our partners typically receive an order from an end customer before placing an order with us, and we verify the end customer's identification before accepting such orders. Our partners generally do not stock inventory received from us.
Our sales organization is supported by systems engineers with deep technical expertise who are responsible for pre-sales technical support and solutions engineering for our customers, systems integrators, OEMs, and channel partners. In general, the personnel in our sales organization are organized into teams, and each team is responsible for a specific geographical territory, manages a number of major direct end-customer accounts, or has been assigned accounts in a particular vertical market. A pool of shared channel sales and marketing representatives also supports these teams.
Our marketing activities consist primarily of technology conferences, webinars, web marketing, trade shows, product demonstrations, seminars and events, public relations, analyst relations, demand generation and direct marketing to build our brand, increase customer awareness, communicate our product advantages and generate qualified leads for our field sales force and channel partners.
Research and Development
Our success relies on our foundation of deep engineering partnerships with our customers, which enables us to enhance existing products and develop new solutions and features that address changing customer needs and technological advancements. Our in-house engineering personnel are responsible for the development, testing, documentation, support and release of our products. We have a highly skilled team of software and hardware engineers with extensive experience in wired and wireless networking technologies, network protocols, network security, operating systems, programming languages, compilers, databases, hardware system design, Field-Programmable Gate Array ("FPGA") programming, high-speed signal integrity, and other related technologies.
Our research and development strategy focuses on advancing our core products and expanding into new markets while maintaining high product quality. We currently focus our research and development efforts in (1) adapting EOS for new and existing silicon architectures, especially to support the unique requirements of AI workloads; (2) adding or enhancing EOS control plane and management plane functionality; (3) expanding our CloudVision management stack with enhanced automation, provisioning, monitoring, and security capabilities; (4) building related services, such as microsegmentation, network detection and response ("NDR") and Network Access Control ("NAC"); (5) improving the security and scalability of our software development infrastructure and software supply chain; and (6) continuing to enhance our practice of delivering high hardware quality, reliability and power efficiency that serve to minimize operational costs for customers.
We have dedicated significant time and resources to automate testing and ensure high test pass rates. Our engineers work closely with our support team to resolve technical issues that customers experience with our products and use that information to continuously improve our practices. Collaboration with customers and other industry leaders is integral to our approach. Looking ahead, we plan to continue investing in our research and development efforts, thereby evolving and extending the capabilities of our portfolio. This will ensure that our products continue to address dynamic market needs and solidify our industry leadership.
Manufacturing
We subcontract the manufacturing of the majority of our products to various contract manufacturers. Our primary manufacturing partners are Jabil Inc., Sanmina Corporation and Foxconn Hon Hai. These partners manufacture our products internationally in Malaysia, Vietnam, Mexico and other countries. We require all our manufacturing locations to be ISO-9001 certified. After manufacturing and testing, the products are shipped to direct fulfillment facilities in the United States, the Netherlands and Singapore for further transformation as needed and distribution. We have four direct fulfillment facilities worldwide to hold finished goods inventory and perform final product configuration and shipping to customers and partners. After distribution, our products are typically installed by customers or by third-party service providers such as system integrators or value-added resellers on their behalf.
Our contract manufacturing partners procure the components needed to build our products and assemble them according to our design specifications. This allows us to leverage the purchasing power of our contract manufacturing partners. We retain complete control over the bill of materials, qualified component suppliers, test procedures and quality assurance programs. Our personnel work closely with our partners and review forecasts, inventory levels, processes, capacity, yields and overall quality on an ongoing basis.
Our products rely on key components, including merchant silicon, integrated circuit components and power supplies, which are purchased from a limited number of suppliers, including certain sole source providers. We may also see increased consolidation among our component suppliers. In particular, we are primarily reliant upon our predominant merchant silicon vendor, Broadcom, for our switching chips. Generally, neither we nor our contract manufacturers have a written agreement with these component providers to guarantee the supply of the key components used in our products, nor do we have exclusive rights to such key components. Furthermore, our arrangements with contract manufacturers and suppliers typically do not impose purchase obligations for specific quantities beyond the amounts established in our submitted purchase orders or forecasts.
Our product development efforts also depend upon continued collaboration with our key suppliers, such as Broadcom. As we develop our product roadmap and continue to expand our relationships with these and other merchant silicon vendors, it is crucial that we collaborate closely with our key merchant silicon vendors to ensure that their silicon incorporates enhanced features and that our products leverage these improvements. This enables us to focus our development resources on core software competencies and leverage investments made by merchant silicon vendors to achieve cost-effective solutions.
Competition
The markets in which we participate are highly competitive and characterized by rapidly transforming technology, changing end-customer needs, evolving industry standards, frequent introductions of new products and services and industry consolidation. We expect competition to intensify in the future as the market for cloud and AI networking expands and existing competitors and new market entrants introduce new products or enhance existing products.
The data center and campus networking markets have historically been dominated by Cisco, with competition also coming from other large network equipment and system vendors, including Dell/EMC, Extreme Networks, Hewlett Packard Enterprise, Huawei, Juniper Networks, Nvidia, and white box networking vendors that utilize open-source operating systems. Most of our competitors and some strategic alliance partners have made acquisitions and/or have entered into or extended partnerships or other strategic relationships to offer more comprehensive product lines, including cloud networking solutions. For example, Broadcom has acquired VMware, Hewlett Packard Enterprise has acquired Juniper Networks and Nvidia has made significant investments in several AI Neoclouds. We often see that these types of acquisitions and strategic investments are used to influence buying decisions rather than allowing for the selection of a best-of-breed vendor.
With the emergence of AI networking, new competitive technologies may enter the market to address the requirements of AI clusters. Ethernet, faces competition from both InfiniBand ("IB") and NVLink interconnects for back-end AI networking clusters. IB has traditionally been used in supercomputer clusters due to its high reliability, low latency and high bandwidth. Both IB and NVLink are often sold as part of a vertical solution along with the GPUs from Nvidia.
We also face competition from other companies and new market entrants, current technology partners, and customers who may acquire or develop network switches and cloud service solutions for internal use and/or broaden their product portfolios to market and sell to customers. Some of these entities are developing white box networking products based on open-source network operating systems that may be provided for free using off-the-shelf or commoditized hardware technology

(“white box” hardware). Others may adopt a disaggregated approach to the procurement of hardware and leverage their own proprietary software. The arrival of new market entrants and the rapid adoption of alternative technologies may create downward pricing pressure. Such shifts could result in lost sales and materially harm our operating results and financial condition.
In the NDR market, our Arista NDR offerings compete with other network security vendors including Cisco, Darktrace, and ExtraHop. In the network packet broker ("NPB") market, Arista DANZ Monitoring Fabric ("DMF") competes with Cisco, Gigamon, Keysight, Netscout and other network monitoring software providers.
Our relationships with our strategic alliance partners or suppliers may also shift as industry dynamics change. If strategic alliance partners acquire or develop competitive products or services, our relationship with those partners may be adversely impacted, which could lead to more variability in our results of operations and impact the pricing of our solutions.
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
Intellectual Property
Our success and ability to compete depend substantially upon our core technology and intellectual property. We rely on patent, trademark and copyright laws, trade secret protection and confidentiality agreements with our employees, customers, resellers, systems integrators, manufacturers, and others to protect our intellectual property rights. We file U.S and foreign patent applications to protect our intellectual property and we believe that the duration of our issued patents is adequate relative to the expected lives of our products. Patents generally have a duration of twenty years from filing. The remaining duration on the individual patents in our patent portfolio varies.
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
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents and other intellectual property rights. If we become more successful, we believe that competitors will be more likely to try to develop products that are similar to ours and that may infringe upon our proprietary rights. It may also be more likely that competitors or other third parties will claim that our products infringe upon their proprietary rights. In particular, large and established companies in our industry have extensive patent portfolios and are regularly involved in both offensive and defensive litigation. From time to time, third parties, including certain large companies and non-practicing entities, may assert patent, copyright, trademark and other intellectual property rights against us, our channel partners or our end customers, whom our standard license and other agreements obligate us to indemnify against such claims.
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
Human Capital Management
At Arista, we seek to maintain an environment that is open and inclusive, and where our people feel valued and accountable. One of our key principles is always doing the right thing for our employees. We are committed to upholding the highest standards of professional and ethical conduct in our global business operations. As of December 31, 2025, Arista employed approximately 5,115 full-time employees worldwide. None of our employees are represented by unions. We also hire part-time employees and contractors to support our operations, and these service providers do not represent a material portion of our workforce. We consider our relationship with our employees to be good and have not experienced operational interruptions due to labor disagreements. Arista’s Human Capital Strategy is developed by our Senior Leadership Team and led by our Group Vice-President of Worldwide Human Resources and Operations who presents human capital updates quarterly to our Board of Directors.
Arista is proud that its excellent culture and practices were widely recognized in 2025. Forbes magazine named Arista as one of America’s Best Companies. Time Magazine named Arista as one of the World’s Best Companies. Arista has been recognized by Comparably as one of the best large companies for culture, happiness, leadership and career growth as well as compensation. And Most Loved Workplace named Arista a Most Loved Workplace for Wellness and Volunteering.
Equal Opportunity
We seek to maintain an environment that encourages and supports equal opportunity, and where our employees feel valued. We conduct annual employee engagement surveys globally to gather information and feedback from our team members. We use a holistic organization-wide approach to respond to the results of the surveys, analyzing the data for potential actions and positive changes that can be taken in the areas of leadership, communication, culture, professional development and other areas. We strive to build an inclusive culture that encourages, supports and celebrates the voices of our employees. As part of the Arista way, we believe in treating peers with respect, mentoring individuals and developing teams for overall success.
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
Arista is proud to be one of the few S&P 500 companies with both a female CEO and CFO.
Health and Safety
We are committed to protecting the health and safety of our employees, visitors, guests and the public. Our health and safety policy is to maintain our facilities and conduct our business operations in a manner that does not compromise the occupational safety of our employees. We have implemented our injury and illness prevention program to protect employees from occupational risks of injury or illness.
Compensation and Benefits
We offer competitive and comprehensive benefit packages that are designed to help and empower employees to make informed decisions for themselves, their families and their lifestyles. In the United States, we offer our employees an employee stock purchase plan, healthcare and retirement benefits, paid time off and family leave, flexible time away, family planning benefits, backup resources for childcare and elder care, and other employee assistance programs including behavioral health and emotional support services. In addition to base salary and benefits, Arista’s employees participate in stock and bonus incentive plans that support our organizational philosophy of allowing employees to share in our performance and success. Arista's compensation philosophy is to pay our employees based on their performance and contribution and impact to improving customer and shareholder success. We are committed to paying our employees fairly, equitably, and we work with a third party annually to identify and resolve any gaps. Our executive compensation program is designed to attract, retain, and reward performance and align incentives with the achievement of Arista’s strategic plan and both short- and long-term operating objectives. Our compensation committee provides oversight of our compensation policies, plans, benefit programs and overall compensation philosophy.
Along with our traditional healthcare benefits, we offer a broad variety of physical and mental wellness offerings to our global employees in a virtual as well as on-demand format, including fitness classes, webinars on practical wellness takeaways, strategies for stress reduction, financial planning and education, career development and social activities. We also host periodic wellness weeks, whose purpose is to raise awareness on health issues, increase education on preventive medicine and available services and shift employee behavior through interactive activities and live presentations. We proudly support an active community employee engagement program, which provides opportunities for our employees to volunteer and participate in community service in support of the communities where they live, work, and thrive. We employ remote and hybrid work models for designated roles, giving our employees the flexibility to work offsite or onsite and annual survey our employees to gain valuable feedback and suggestions on improvements to our culture and strategy.
AI & Employee Training, Development and Upskilling
Arista has made AI skills development an enterprise-wide priority as we strive to embed AI in our everyday business processes to develop more efficient, higher quality and faster cycle times and responses to our customers and for the benefit of our shareholders. In 2025, employees participated in many general and department-specific live, webinar, and self-paced training to improve their overall and job-specific AI skills and capabilities. In addition, our employees receive regular training on various subjects, including our Code of Ethics and Business Conduct, information security, data privacy, intellectual property, insider trading, and anti-corruption. Our employees are required to complete Code of Ethics and Business Conduct and information security trainings every year. In addition, we provide extensive training and accreditation opportunities to employees in Sales, Customer Engineering and Software Research and Development roles including our Arista Certified Engineer (“ACE”) certification program as well as mentorship programs. Additional career development content including management and leadership development training is available through our E-Learning portal to facilitate a culture of lifelong learning and allow employees to personalize their development. Our Technical employees can further upskill through our internal Arista Training Program, technical summits, and participation in industry conferences or associations.
Available Information
Our website is located at www.arista.com and our investor relations website is located at investors.arista.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are available free of charge on the Investors portion of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("Commission"). The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at www.sec.gov.
Webcasts of our earnings calls and certain events we participate in or host with members of the investment community are on our investor relations website. Additionally, we announce investor information, including news and commentary about our business and financial performance, Commission filings, notices of investor events, and our press and earnings releases, on our investor relations website. Investors and others can receive real-time notifications of new information posted on our investor relations website by signing up for email alerts and RSS feeds. Further corporate governance information, including our corporate governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website under the heading “Governance.” The contents of our websites, or information that can be accessed through our websites, are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the Commission, and any references to our websites are intended to be inactive textual references only.

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
Risk Factors Summary
Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to, the following:
Risks Related to Our Business and Industry
•some of the key components in our products come from sole or limited sources of supply and increases the risk of supply shortages, extended lead times or supply changes;
•large purchases by a limited number of customers represent a substantial portion of our revenue;
•escalated or escalating United States (the "U.S.") tariffs as well as countermeasures and retaliatory actions taken by other countries, may have a negative effect on global economic conditions, financial markets and our business;
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
•industry cyclicality may cause fluctuations in our revenue;
•fluctuations in currency exchange rates could adversely affect our business;
•failure to raise additional capital on terms satisfactory to us.
Risks Related to Customers and Sales
•inability to attract new large customers or sell additional products and services to our existing customers could adversely affect our revenue growth;
•sales of our switching and routing platforms generate most of our product revenue;
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
Risks Related to Cybersecurity and Data Privacy
•defects, errors or vulnerabilities in our products, services and external facing or internal network systems, or the misuse of our products or services, or those of third parties on which we rely, could lead to cybersecurity incidents or a failure to detect cybersecurity incidents, or otherwise negatively impact our business;
•we, or third parties on which we rely, could experience cybersecurity incidents, which could disrupt our operations, cause vulnerabilities in our products or services, compromise intellectual property or other sensitive data, or otherwise negatively impact our business.
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
•failure to comply with government laws and regulations, including privacy laws, environmental laws and export controls could harm our business; and
•issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations;
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
General Risks
•we may become involved in litigation that may materially adversely affect us;
•inability to hire, retain, train and motivate qualified personnel and senior management could cause our business to suffer;
•natural disasters, social unrest, violent conflicts, systemic failures, and other catastrophic events could harm our business; and
•we have not paid dividends in the past and do not intend to pay dividends for the foreseeable future.

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
Large purchases by a relatively limited number of customers have accounted for a significant portion of our revenue. For example, sales to one end customer represented 16%, 15%, and 21% of our total revenue, and sales to the other end customer represented 26%, 20%, and 18% of our total revenue for the years ended December 31, 2025, 2024, and 2023, respectively. We have experienced unpredictability in the timing of orders from our large customers primarily due to the overall complexity of these large orders and changes in demand specific to these customers, including reductions in or changes in the mix of capital expenditures by these customers and the impact of cost reduction and other efficiency efforts by these customers. In addition, the variability in customer concentration is linked to the timing of new product deployments, and spending cycles with these customers, as well as the time it takes these customers to evaluate, test, qualify and accept our products and services, and we expect continued variability in our customer concentration and timing of sales on a quarterly and annual basis. In addition, we typically provide more favorable terms and conditions to large customers, than we typically do to other customers, including pricing discounts, bundled upgrades, extended warranties, acceptance terms, indemnification terms, and other rights, which may reduce gross margins for the period in which such sales occur.
Changes in the business requirements or focus, upgrade cycles, vendor selection, project prioritization, assignment of spending allocations among vendors based upon specific network roles or projects, financial prospects, lack of growth of our large customers, capital resources and expenditures or purchasing behavior and deceleration in spending of these customers could significantly decrease our sales to such customers or could lead to delays, reductions or cancellations of planned purchases of our products or services. In addition, an increased focus on the deployment of AI-enabled solutions by these customers has accelerated the need for advanced technology offerings, including some offerings from potential new market entrants. This prioritization of AI related infrastructure investment has at times come in conjunction with the announcement of various cost reduction measures by such customers, including optimization and increased efficiency in non-AI related capital expenditures, which could negatively impact our revenue. In addition, although the focus on deployment of AI-enabled solutions has driven increased demand for networking, the long-term trajectory remains unknown. As such, demand estimates for our new products are difficult to forecast and can create volatility in our revenue. In some instances, such factors have had, and may continue to have, an impact on certain current or future projects and reduce our visibility to customer demand and may result in a reduction or uncertainty in the timing of orders from these large customers, which may negatively impact our revenue and increase the risk of excess and obsolete inventory charges on our products.
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
Escalated or escalating U.S. tariffs, as well as countermeasures and retaliatory actions taken by other countries, may have a negative effect on global economic conditions, financial markets and our business.
Our products are primarily manufactured in Malaysia, Vietnam, and Mexico, and we also procure a limited number of products originating from China, Taiwan, Thailand and the Philippines. In addition, our contract manufacturing partners procure some components from China for use in the manufacturing of our products. Because our products are primarily manufactured internationally, the import of our products into the U.S. may be affected by applicable tariff policies.
Over the last decade, and especially under the current administration, the U.S. government has enacted various new and increased tariffs affecting the import of various items from various countries. For example, since 2018, the U.S. government has enacted various tariffs on products from China under Section 301 trade authorities, including on communications equipment products and components manufactured and imported from China. Since February 2025, the U.S. has also imposed additional country-specific tariffs on most trading partners, including China, as well as additional commodity-specific tariffs on certain imported items, in both instances pursuant to executive orders issued under various trade authorities, including the International Emergency Economic Powers Act and Section 232 of the Trade Expansion Act of 1962.
In response to these and other U.S. measures, China, Mexico and other countries have taken or threatened to take a range of retaliatory measures. These include the imposition of retaliatory tariffs on certain U.S.-origin goods; the implementation of new export controls by China on various critical minerals, including rare earths metals; the scheduling of further retaliatory tariff measures; and other actions that may affect us directly or indirectly.
The situation regarding these tariffs and trade policies has been and continues to be fluid, leading to significant uncertainty about the future relationship between the U.S., and other countries, with respect to tariffs and trade policies.
The U.S., China, Malaysia, Vietnam, Mexico, Taiwan, Thailand, the Philippines and other governments may place additional tariffs and trade barriers on communication equipment products, our products and services, our inputs, or other items, which could result in higher costs to us and negatively affect our gross margins.
An increase in trade-related costs associated with these tariff actions may affect our cost of production, impair the profitability of our international production, affect our ability to procure certain items, strain our suppliers’ ability to provide inputs necessary to produce certain items, and otherwise affect our manufacturing partners’ ability to provide our products at previously contracted prices. We also may not be able to pass on the full burden of the increase in trade-related costs to our partners and/or customers which could impact our profitability and/or our competitiveness. We are adjusting our supply chain and manufacturing practices to minimize the impact of the tariffs and any impact on the supply chain of components sourced from affected countries, but our efforts may not be successful. In addition, there can be no assurance that we will not experience a disruption in our business related to these or other changes in trade practices, and the process of changing suppliers in order to mitigate any such tariff costs could be complicated, time-consuming, and costly.
Tariffs may also cause customers to delay or to request an expedition for their orders as they evaluate where to take delivery of our products in connection with their efforts to mitigate their own tariff exposure. Such delays or expeditions may create forecasting difficulties for us and increase the risk that orders might be canceled or might never be placed. Current or future tariffs may also negatively impact our customers' sales, thereby causing an indirect negative impact on our own sales. Even in the absence of further tariffs, the related uncertainty and the market's fear of escalating trade tensions and related macroeconomic effects might cause our distributors and customers to place fewer orders for our products, which could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.
Adverse economic conditions, continuing uncertain economic conditions or reduced information technology and network infrastructure spending may adversely affect our business, financial condition, results of operations and prospects.
Our business depends on the overall demand for information technology, network connectivity and access to data and applications. Weak domestic or global economic conditions and continuing economic uncertainty, fear or anticipation of such conditions, a recession, geopolitical pressures, including international trade disputes, changes in tariff policies, global pandemics, a reduction in information technology and network infrastructure spending or a deterioration of the financial performance, condition or prospects of our customers, could adversely affect our business, financial condition, results of operations and prospects in a number of ways, including longer sales cycles, reduced demand or lower prices for our products and services, higher default rates among our channel partners, reduced unit sales and lower or no growth. In addition, the global macroeconomic environment has been negatively affected by, among other things, the uncertainty in the global banking and financial services markets, epidemics, instability in global economic markets, changes in government administration and policy positions, increased uncertainty associated with recent scheduled, threatened and/or anticipated increases in tariffs and other trade barriers, inflationary pressures, higher interest rates, instability in the global credit markets, the impact and uncertainty regarding global central bank monetary policy, instability, tension and conflict in the geopolitical environment, and foreign governmental debt concerns which have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets. In addition, a government shutdown or a default by the U.S. government on its debt obligations, or related credit-rating downgrades could also have adverse effects on the broader global economy and contribute to, or worsen, an economic recession.
We believe that any extended or renewed economic disruptions or deterioration in the global economy could have an adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations. For example, if banks or other financial institutions with whom we have banking relationships or whose corporate bonds are held in our marketable securities investment portfolio, enter receivership or become insolvent in the future, we may be unable to access, and we may lose some of our existing cash, cash equivalents and investments to the extent those funds are not insured or otherwise protected by the Federal Deposit Insurance Corporation ("FDIC"). In addition, in such circumstances we might not be able to timely pay key vendors and others. We regularly maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. Any delay in our ability to access our cash, cash equivalents and investments (or the loss of such funds) or to timely pay key vendors and others could have a material adverse effect on our operations and cause us to need to seek additional capital sooner than planned. Furthermore, a downturn or a recession may also significantly affect financing markets, the availability of capital and the terms and conditions of any financing arrangements, including the overall cost of financing as well as the financial health or creditworthiness of our customers. Circumstances may arise in which we need, or desire, to raise additional capital, and such capital may not be available on commercially reasonable terms, or at all.
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
Generally, we do not have guaranteed supply contracts with our component suppliers. Our suppliers have, or in the future could continue to, suffer shortages, require longer lead times, delay shipments, prioritize shipments to other vendors, reject, or decommit orders, increase prices, impose expedite fees or cease manufacturing their products or selling them to us at any time. Supply of these components worldwide was and could continue to be adversely affected by supply constraints, including as a result of industry consolidation and geopolitical conditions such as international trade restrictions and increased political tensions. For example, we see tightening supply conditions in the memory market. Although we have taken steps to mitigate these constraints, resulting shortages, increased lead times, reduced component allocations, and/or order decommitments may still adversely impact our revenue and gross margins.
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
In the event of a shortage or supply interruption from our component suppliers, we may not be able to develop alternate or second sources in a timely manner. Further, long-term supply and maintenance obligations to customers increase the duration for which specific components are required, which may increase the risk of component shortages or the cost of carrying inventory. In addition, our component suppliers change their selling prices frequently in response to market trends, including industry-wide increases in demand such as has occurred in the market for memory, or charge additional fees to expedite orders, and because we do not have contracts with these suppliers or guaranteed pricing, we are susceptible to availability or price fluctuations related to raw materials and components. If we are unable to pass component price increases along to our customers or maintain stable pricing, our gross margins could be adversely affected and our business, financial condition, results of operations and prospects could suffer.
Our revenue and revenue growth rates are volatile and may decline or not meet our or our investors' expectations.
Our revenue growth rates in previous periods may not be indicative of our future performance. We have experienced annual revenue growth rates of 28.6%, 19.5%, 33.8%, and 48.6% in 2025, 2024, 2023 and 2022, respectively. In the future, our revenue growth rates will continue to be volatile due to cyclical trends in our business, and as we become more embedded with our existing customer base and product markets and look to enter and expand into new markets. Our growth strategy relies on maintaining our agility and increasing our investment in research and development to deliver market-leading features to enhance the functionality of existing cloud networking platform, expand our product offerings and build upon our technology leadership. We must continue to expand our product offerings and build upon our technology leadership. In addition we must continue to expand our global sales force and deepen our channel partnerships to reach new customers more effectively and increase sales to existing customers. An increase in customer trials and contracts with acceptance provisions, and an increase in the volatility and magnitude of our product deferred revenue balances, have created variability in our revenue. Any delays in acceptance, or rejection, or any return, of those products could further negatively impact our revenue. We have also previously experienced supply constraints that have resulted in manufacturing and shipment delays, which have negatively affected the timing of revenue recognition. If these manufacturing and supply chain disruptions recur and/or if we are unable to reduce our lead times it could also result in the cancellation of orders by customers, reduce demand from existing customers in future periods, and increase difficulty in adding new customers. Other factors may also contribute to declines in our revenue growth rates, including changes in demand for our products and services, particularly from our large customers, the deterioration of the financial performance, condition or prospects of our large customers, changes in capital spending by our large customers, increased competition, price sensitivities from our customers to increases in our pricing, our ability to successfully manage our expansion or continue to capitalize on growth opportunities, the maturation of our business, geopolitical pressures, macroeconomic conditions, recession risks and monetary policy shifts, and our ability to be successful in the AI market and adjacent markets, such as campus switching, Wi-Fi networking markets and network security markets. Recent technologies, such as generative and agentic AI models, have emerged, and while they have driven increased demand for networking, the long-term trajectory of such technologies is unknown and it is difficult for us to predict the demand for such new technologies. Customers may overestimate demand for their AI build outs and cancel, delay, reduce or otherwise modify their purchase commitments with little or no notice to us. Customers may also implement changes to their network architecture to improve efficiencies and reduce demand for our products. As such, demand estimates for our new products are difficult to forecast and create volatility in our revenue. In addition, given the timing and prioritization of customer orders and shipment patterns, near-term revenue trends may not be reflective of current demand levels. Furthermore, any prolonged economic disruptions or deterioration in the global economy could have a negative impact on demand from our customers in future periods, particularly in the enterprise market where we are continuing to expand our penetration. which may result in reductions in overall demand from these customers in future periods and negatively impact our revenue, financial condition, business or prospects. You should not rely on our revenue for any prior quarterly or annual period as an indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected, and our stock price could be volatile.
We expect our gross margins to vary over time and may be adversely affected by numerous factors.
We expect our gross margins to vary over time and the gross margins we have achieved in recent years may not be sustainable and may be adversely affected in the future by numerous factors, including but not limited to pricing pressure on our products and services due to competition, the ability of more fully integrated competitors to bundle their networking products with other products, or utilize proprietary silicon in their products, the mix of sales to large customers who generally receive lower pricing, the mix of products sold, manufacturing-related costs, including costs associated with sourcing key components from sole or limited suppliers and potential changes to our manufacturing and supply chain to respond to international trade tensions, supply chain sourcing activities, merchant silicon costs, excess/obsolete inventory and supplier liability charges, and fees to expedite supplier components and costs related to tariffs from our products that are manufactured internationally. In addition, other factors that may impact our gross margins over time include the introduction of new products and new business models including the sale and delivery of more software and subscription solutions, entry into new markets or growth in lower margin markets, entry in markets with different pricing and cost structures, pricing discounts given to customers, costs associated with defending intellectual property rights infringement, misappropriation or other violation claims and the potential outcomes of such disputes, increased costs arising from epidemics, changes in distribution channels, increased warranty costs, and our ability to execute our operating plans. In addition, inflationary pressures and shortages, such as the recent tightening of supply conditions in the memory market, have increased and may continue to increase costs for certain materials, components, supplies and services. As a result of cost inflation in our supply chain, we have implemented targeted price increases from time to time. However, these price increases could result in a decrease in demand for our products which would decrease revenue. In addition, if our business were subject to sustained economic stress or recession, many of the risk factors identified in this risk factors section could be heightened. We determine our operating expenses largely on the basis of anticipated revenue and a high percentage of our expenses are fixed in the short and medium term. As a result, a failure or delay in generating or recognizing revenue could cause significant variations in our operating results and operating margin from quarter to quarter. Failure to sustain or improve our gross margins reduces our profitability and may have a material adverse effect on our business and stock prices.
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
•the amount and timing of operating costs and capital expenditures related to the operation and expansion of our business such as those expenses related to construction of a new building in Santa Clara, California;
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
•cyclical fluctuations in our markets; and
•other risk factors described in this filing.
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

A substantial portion of our business and revenue depends on the growth and evolution of the networking market, including the market for AI networks and the future deployment of Ethernet networking solutions in these AI networks. The market demand for networking solutions has increased in recent years as customers have deployed larger, more sophisticated networks and have increased the use of virtualization and cloud computing. The continued growth of this market will be dependent upon many factors including but not limited to the demand for our customers’ products and services, the expansion, of our customers’ networks, the capacity utilization of existing network infrastructures, changes in the technological requirements for the products and services to be deployed in these networks, the amount and mix of capital spending by our customers, including any changing technology priorities such as the deployment of AI and related technologies, the development of network switches/routers and cloud service solutions by our large customers for internal use, the financial performance and prospects of our customers, the availability of capital resources to our customers, changes in government regulation that could impact networking business models including those regulations related to AI, cybersecurity, privacy, data protection and net neutrality, our ability to provide networking solutions that address the needs of our customers more effectively and economically than those of other competitors or existing technologies and general economic conditions.
In particular, recent technologies, such as generative and agentic AI models, have emerged, and while they have driven increased demand for networking, the market is rapidly changing, and the long-term trajectory is unknown. Customers may overestimate demand for their AI build outs and cancel, delay, reduce or otherwise modify their purchase commitments with little or no notice to us. In addition, customers may implement changes to their network architectures to improve efficiencies and reduce demand for our products. As such, demand estimates for our new products are difficult to forecast and create volatility in our revenue and inventory levels. If the AI market does not develop as anticipated or at all, then the potential demand for AI infrastructure may not be realized. Moreover, even if the market for AI applications does develop, the successful adoption of AI Ethernet products will be dependent upon their ability to compete against more established InfiniBand products or against the AI Ethernet products of other competitors to address AI networking clusters.
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
We have made substantial investments to develop new products and services, make enhancements to existing products, and expand our product offerings through our acquisitions and internal research and development efforts. If we are unable to anticipate technological changes in our industry by introducing new, enhanced or expanded products and services in a timely and cost-effective manner or if we fail to introduce products and services that meet market demand or gain market share, we may lose our competitive position, our products may become obsolete, and our business, financial condition or results of operations could be adversely affected. For example, with our most recently introduced 800 GbE, AI focused Ethernet products and AI-Driven Campus and Branch Networking Offerings, our ability to maintain our competitive position with our customers will depend on our ability to deliver these new products in a timely manner, our customers' acceptance of these products and the growth of the markets that these products serve. In addition, the evaluation, testing and qualification of our new products by our customers may be lengthy and may require increased customer trials and contracts with acceptance clauses, which delay revenue recognition and may negatively impact our revenue.
We remain in a period of new product introductions, adding new customers and expanded use cases, particularly in the AI Ethernet market. This has resulted in increased customer trials and contracts with acceptance periods, and an increase in the volatility and magnitude of our product deferred revenue balances, which in turn may create variability in our revenue results on a quarterly and annual basis. In addition, if we are not able to satisfy the requirements under customer trials or contracts with acceptance periods, we may be required to accept product returns from our customers, which would prevent us from recognizing revenue on such transactions and may result in the write-down of inventory.
Additionally, from time to time, we invest in expansion into adjacent markets, including campus and Wi-Fi networking, AI networking, cloud and enterprise routing markets, network security markets and SD-WAN markets. Although we believe these solutions are complementary to our current offerings, we have less experience and a more limited operating history in these markets, and our efforts in this area may not be successful. Expanding our services in existing and new markets and increasing the depth and breadth of our presence imposes significant burdens on our marketing, compliance, and other administrative and managerial resources. In addition, the markets for our products, particularly the AI Ethernet segment, are characterized by rapid evolution and volatility; consequently, these markets may experience significant fluctuations, including prolonged slowdowns, cyclical contractions, or the correction of speculative bubbles that could adversely affect demand. Our plan to expand and deepen our market share in our existing markets and possibly expand into additional markets is subject to a variety of risks and challenges. Our success in these new markets depends on a variety of factors, including but not limited to our ability to develop new products, product features and services that address the customer requirements for these markets, attract a customer base in markets in which we have less experience, compete with new and existing competitors in these adjacent markets, and gain market acceptance of our new products. In addition, when we introduce new products, we expect that it will take time for manufacturing to ramp production and fulfill customer demand.
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
The data center and campus networking markets have been historically dominated by Cisco, with competition also coming from other large network equipment and system vendors, including Dell/EMC, Extreme Networks, Hewlett Packard Enterprise, Huawei, Nvidia and white box networking vendors utilizing open-source operating systems. Most of our competitors and some strategic alliance partners have made acquisitions and/or have entered into, or extended, partnerships or other strategic relationships to offer more comprehensive product lines, including cloud networking solutions and network security. For example, Cisco acquired Acacia Communications, Broadcom acquired Brocade Communications and VMware, Dell acquired Force10 Networks, Hewlett Packard Enterprise acquired Juniper Networks, and Nvidia has made significant investment in several AI Neoclouds. Moreover, large system vendors are increasingly seeking to deliver vertically integrated cloud networking solutions to customers that combine cloud-focused hardware and software solutions as an alternative to our products. We expect this trend to continue as companies attempt to strengthen their market positions in an evolving industry and as companies are acquired or are unable to continue operations. Industry consolidation may result in stronger competitors that are better able to compete with us, and this could lead to more variability in our results of operations and could have a material adverse effect on our business, the pricing of our solutions, financial condition, results of operations and prospects.
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
In addition, large competitors may have more extensive relationships with and within existing and potential customers that provide them with an advantage in competing for business with those customers or may have a dominant market position in certain markets that they can utilize to leverage sales of their Ethernet switching and routing products. For example, certain large competitors encourage customers of their other products and services to adopt their data networking solutions through discounted bundled product packages. Our ability to compete will depend upon our ability to provide a better solution than our competitors at a more competitive price. We may be required to make substantial additional investments in research, development, marketing and sales in order to respond to competition, and we cannot assure you that these investments will achieve any returns for us or that we will be able to compete successfully in the future.
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
•deterioration of political relations between the U.S. and China, Canada, Mexico, Russia and the European Union ("EU"), including increased trade and tariff related disputes changes in trade controls, economic sanctions, foreign investment laws and regulations, or other international trade regulations, all of which have generally recently trended toward increasing breadth and complexity, and which may affect our ability to import or export our products to and from various countries;
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
As part of our business strategy, we have made and could continue to make investments in complementary companies, products or technologies which could involve licenses, additional channels of distribution, discount pricing or investments in or acquisitions of other companies. For example, we completed the acquisition of VeloCloud in June 2025 which required management to focus efforts on integrating the VeloCloud business with the Company. In addition, the privately held companies in which we invest are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize, and we could lose our entire investment in these companies. We may not be able to find suitable investment or acquisition candidates and we may not be able to complete such investments or acquisitions on favorable terms, if at all. If we do complete investments or acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any investments or acquisitions we complete could be viewed negatively by our customers, investors and securities analysts. Through acquisitions, we continue to expand into new markets and we may experience challenges in entering into new markets for which we have not previously manufactured and sold products, including facing exposure to new market risks, difficulty achieving expected business results due to a lack of experience in new markets, products or technologies or the initial dependence on unfamiliar distribution partners or vendors.
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
Industry cyclicality may cause fluctuations in our revenue and results of operations.
Our business is reliant on demand for network infrastructure, which rises and falls in cycles. Moreover, business cycles vary somewhat in different geographical regions and by customer type. Our customers’ demand is driven by, among other factors, the development of new network infrastructure and the refreshment of existing network infrastructure. Cyclical changes in our customers’ demand for our products and services, particularly changes in the demand of our largest customers, could result in fluctuations in our revenue, revenue growth and results of operations. We believe that this cyclicality results from a number of factors, including the specific procurement, budgeting and deployment cycles of our customers as well as the impact of general economic conditions on business operations and investment. The effects of supply chain disruptions and our rapid growth may have reduced the impact of cyclical factors that might otherwise have influenced our business and broader industry performance. If our growth rates slow, cyclical variations in our operations may become more pronounced over time and may materially affect our business, financial condition, results of operations and prospects.
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
To increase our revenue, we must add new customers, especially large customers, and sell additional products and services to existing customers. For example, one of our sales strategies is to expand our current footprint by targeting our current customers for specific projects as opportunity with current customers is significant given their existing infrastructure and expected future spend. We are also focused on increasing penetration in the enterprise, campus and AI markets. However, sales strategies focused on expansion to adjacent markets can require more time and effort since enterprise and campus customers typically start with small purchases, and in the case of new markets such as AI where we are introducing new products there are often longer testing and qualification periods. For this reason, in order to grow our revenue, it is important for us to attract new large customers. Some factors that may limit our ability to attract new large customers include, but are not limited to, saturation with certain large cloud networking customers, customers priorities and initiatives to invest in new technology, competition, decreased capital spending by such customers, a limited number of such customers, and a decline in growth at such customers. Additionally, from time to time we update our sales structure, systems, procedures and policies, and the failure of any of these updates to perform as expected or our inability to successfully manage such updates could adversely impact our business, financial condition, results of operations and prospects. If we fail to attract new large customers, including enterprise, campus and AI customers, fail to reduce the sales cycle and sell additional products to our existing customers or if our products are not accepted by these customers, our business, financial condition, results of operations and prospects will be harmed.
Sales of our switches and routing platforms generate most of our product revenue, and if we are unable to continue to grow sales of these products, our business, financial condition, results of operations and prospects will suffer.
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
Most of our contracts with customers are on an open credit basis, with standard payment terms of 30 to 90 days. We monitor individual end-customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the customers can pay and maintain reserves we believe are adequate to cover exposure for doubtful accounts. We are unable to recognize revenue from shipments until the collection of those amounts becomes reasonably assured. Any significant delay or default in the collection of significant accounts receivable could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could adversely affect our results of operations, liquidity, and delay our ability to recognize revenue.
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
In addition, new technologies could render our existing products obsolete or less attractive to customers, and our business, financial condition, results of operations and prospects could be materially adversely affected if such technologies are widely adopted. For example, customers may prefer to address their network switch requirements by licensing software operating systems separately and placing them on “white box” hardware rather than purchasing integrated hardware products as has occurred in the server industry. Additionally, customers may require product upgrades including higher Ethernet speeds and additional functionality to address the increasing demands of cloud computing environments.
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
Managing our manufacturing capacity and extended supply chain is complex, and our inventory management systems and related supply-chain visibility tools may not enable us to effectively manage the supply of our products and product components. Our ability to manage our supply chain has also and could continue to be adversely affected by other factors including geopolitical conditions such as international trade tensions between the U.S. and China, Canada, Mexico and other countries where we manufacture our products including Malaysia and Vietnam, the Russia-Ukraine conflict and related economic sanctions against Russia, and political tensions between China and Taiwan. Global geopolitical and macroeconomic uncertainties have resulted in prolonged manufacturing and supply chain disruptions, including temporary closures of certain manufacturing and supplier facilities particularly within China and controls on certain supplies including China's restrictions on the use of certain U.S. products and its export controls on metals used in semiconductor manufacturing such as gallium and germanium which, in turn, have caused and may continue to cause shortages of, and extended lead times for, components used to manufacture our products, increases in the prices for such components, a reduction, unpredictability or interruption of supply, prioritization of component shipments to other vendors and decommitments of orders. Insufficient component supply, and increases in the time required to manufacture our products could lead to prolonged inventory shortages, manufacturing disruptions and increased customer lead times for our products, and could result in increased cancellation of orders or loss of future sales opportunities altogether as potential customers turn to competitors’ products that are readily available. In addition, in order to meet customer lead times, we have had to, and may continue to expedite the supply of components and make incremental investments in our supply chain to increase our capacity for manufacturing products, which increases our product costs and negatively affects our gross margin.
In order to reduce lead times in our supply chain and plan for adequate component supply, we have issued and expect to continue to issue purchase orders for components and products that are non-cancellable and non-returnable, including purchase commitments for semiconductors as disclosed in Note 5. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K. We anticipate continued volatility in our inventory and purchase commitments. This variability is driven by new product introductions, shifts in customer demand, and fluctuations in supplier lead times. In particular, we have increased our purchase commitments to respond to the rapid deployment of AI networks and reduce overall lead times which will increase our working capital requirements. In addition, we may have to increase our purchase commitments in response to the tightening of supply conditions in the memory market. There is no guarantee that suppliers will meet their commitments or that actual customer demand will not be lower than our demand forecasts. Additionally, certain customers have and may continue to engage in cost reduction measures including reductions in capital expenditures and other efficiency efforts, which may result in a cancellation of orders or reduce demand for our products. We establish a liability for non-cancellable, non-returnable purchase commitments with our component inventory suppliers for quantities in excess of our demand forecasts, or for products that are considered obsolete. In addition, we establish a liability and reimburse our contract manufacturer for component inventory purchased on our behalf that has been rendered excess or obsolete due to manufacturing and engineering change orders, or in cases where inventory levels greatly exceed our demand forecasts. The magnitude of these balances, combined with shifting product priorities, has resulted in increased risk that we may not be able to sell all of this inventory, which in turn has resulted, and may in the future result, in additional excess and obsolete inventory-related charges. Our non-cancellable commitments and the cash deposits to secure our purchases with our contract manufacturers are disclosed in Note 5. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K. If we ultimately determine that we have excess or obsolete inventory, we may have to reduce our prices and write down inventory to its estimated realizable value, which in turn could result in lower gross margins. If we are unable to effectively manage our supply and inventory, our business, financial condition, results of operations and prospects could be adversely affected.
We are susceptible to manufacturing delays and pricing fluctuations that could prevent us from shipping end-customer orders on time, if at all, or on a cost-effective basis, which may result in the loss of sales and customers.
We depend on third-party contract manufacturers to manufacture our product lines. A significant portion of our cost of revenue consists of payments to these third-party contract manufacturers. Our reliance on these third-party contract manufacturers reduces our control over the manufacturing process, quality assurance, product costs and product supply and timing, which exposes us to operational risks including their ability to obtain sufficient components for our products in a timely manner and to ramp manufacturing sufficiently to meet our customer demand. Our reliance on contract manufacturers also yields the potential for their infringement, misappropriation or other violation of third-party intellectual property rights in the manufacturing of our products or their infringement, misappropriation or other violation of our intellectual property rights in the manufacturing of other customers’ products. If we are unable to manage our relationships with our third-party contract manufacturers effectively, or if these third-party manufacturers suffer delays or disruptions or quality control problems in their operations, experience increased manufacturing lead times, capacity constraints or fail to meet our future requirements for timely delivery, our ability to ship products to our customers would be severely impaired, and our business, financial condition, results of operations and prospects would be seriously harmed.
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
Our contract manufacturers typically fulfill our supply requirements on forecasts and individual purchase orders. We do not have long-term contracts with our third-party manufacturers that guarantee capacity, the continuation of particular pricing terms or the extension of credit limits. Accordingly, they are not obligated to continue to fulfill our supply requirements, which could result in supply shortages, and the prices we are charged for manufacturing services could be increased on short notice. For example, our contract with one of our contract manufacturers permits it to terminate the agreement for convenience, subject to prior notice requirements. We may not be able to develop alternate or second contract manufacturers in a timely manner.
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
In addition, we may be subject to additional significant challenges to ensure that quality, processes and costs, among other issues, are consistent with our expectations and those of our customers. A new contract manufacturer or manufacturing location may not be able to scale its production of our products at the volumes or quality we require. This could also adversely affect our ability to meet our scheduled product deliveries to our customers, which could damage our customer relationships and cause the loss of sales to existing or potential customers, late delivery penalties, delayed revenue or an increase in our costs which could adversely affect our gross margins. This could also result in increased levels of inventory subjecting us to increased risk of excess and obsolete inventory charges that could have a negative impact on our operating results.
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

We base our inventory requirements on our forecasts for future sales. If these demand forecasts materially change from our initial projections, we may procure inventory that we may be unable to use in a timely manner or at all.
We and our contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and analysis from our sales and marketing organizations, adjusted for overall market conditions and other factors. In order to address customer demand and extended lead times, we have entered, and may continue to enter, into significant purchase commitments with our contract manufacturers and suppliers, with issuance of non-cancellable purchase orders for such commitments. In particular, we have increased our purchase commitments to respond to the rapid deployment of AI networks and reduce overall lead times which will increase our working capital requirements. We may also need to increase our purchase commitments in response to the tightening of supply conditions in the memory market. There is no guarantee that suppliers will meet their commitments or that actual customer demand will directly match our demand forecasts. If our forecasts materially change from our initial projections, customers' orders are cancelled or if we otherwise do not need such inventory, we may under- or over-procure inventory, which could materially and adversely affect our business, financial condition and results of operations.
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
Our products contain software modules licensed to us by third-party authors under “open source” licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding intellectual property rights infringement, misappropriation or violation claims or the quality of the code. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software that we use. Furthermore, many terms used in open source licenses have not yet been interpreted by courts in the U.S. so there is a risk that the terms of such licenses could be construed to impose unanticipated obligations on us or unanticipated conditions or restrictions on our ability to market our products and services. If we combine our software with open source software in a certain manner, we could, under certain open source licenses, be required to release portions of the source code of our software to our customers or the public more generally. This would allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of product sales for us.
Although we monitor our use of open-source software to avoid subjecting our products to conditions we do not intend, the terms of many open source licenses have not been interpreted by U.S. courts, and these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products. Moreover, we cannot assure you that our processes for controlling our use of open-source software in our products will be effective. If we are held to have breached the terms of an open source software license, we could be required to seek licenses from third parties to continue offering our products on terms that are not economically feasible, to re-engineer our products, to discontinue the sale of our products if re-engineering could not be accomplished on a timely basis or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition, results of operations and prospects.
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
We, like all technology companies, depend upon information technology systems to conduct virtually all business operations, ranging from internal operations and product development activities to marketing and sales efforts and communications with customers and business partners. We could experience disruptions, cybersecurity breaches, and other cybersecurity incidents relating to our information systems, or our products, services, or data. We could also be impacted by cybersecurity incidents through third parties on which we rely. We have outsourced some business functions to third parties, including our manufacturers, logistics providers, and cloud service providers. We also rely upon distributors, resellers and system integrators to sell our products. We also depend upon our employees, and the technology our employees use to comply with the security measures we have instituted to prevent and mitigate cybersecurity incidents.

We, or third parties on which we rely, could experience disruptions, cybersecurity breaches, and other cybersecurity incidents with many different types of causes, including phishing schemes and other social engineering methods, fraud and other malfeasance, denial of service attacks, vulnerabilities or defects in design or manufacture, unintended technical errors, misconfigurations, “bugs,” viruses, ransomware and other malware, mishandling of data or other mistakes by employees or other insiders, and attacks by insiders or external parties. Sophisticated, or even unsophisticated, persons or organizations may attempt to compromise our systems, or third party systems on which we rely, and access, use, destroy, impair, or obtain confidential, personal, or otherwise sensitive or proprietary information and could compromise our systems, products, services and networks, or those of third parties on which we rely. Geopolitical tensions and conflicts, such as the Russia-Ukraine conflict, and deteriorating U.S.-China relations, may create a greater risk of cyberattacks against our company and our manufacturers, suppliers, logistics providers, banks and other business partners. Our acquisition of Awake Security and our provision of its NDR platform may result in us being a more attractive target for such attacks. We may also face increased risks of cybersecurity incidents in connection with personnel working remotely.
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
Over the past several years, the U.S. government has enacted a series of enhanced international trade restrictions affecting China and other countries which have included additional export controls and sanctions, import regulations and foreign investment regulations. For example, the U.S. has added additional entities, from China and elsewhere, to restricted party lists impacting the ability of U.S. companies to provide products, and in certain cases services, to these entities and, in some cases, receive products or services from these entities. Beginning in October 2022, the U.S. expanded controls restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, and supercomputing. Although new regulations introduced in January 2025 further expanding the controls to impose a worldwide licensing requirement on certain ICs and computing resources that are used for training of AI models were rescinded prior to the scheduled compliance date, we expect the U.S. government may issue new controls on similar technologies in the future. The U.S. government also expanded the scope of restrictions on the development or production of advanced ICs and certain semiconductor manufacturing equipment, and the restrictions on supercomputing, though certain U.S. export controls have been partially relaxed pursuant to the bilateral trade negotiations between the U.S. and China since May 2025. Further changes to any of these policies are possible.
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
Assessing our processes, procedures and staffing in order to improve our internal control over financial reporting is an ongoing process. Preparing our financial statements involves a number of complex processes, many of which are dependent upon individual data input or review and are subject to human error. These processes include, but are not limited to, calculating revenue, inventory costs and the preparation of our statement of cash flows. Although we continue to automate our processes and enhance our review controls to reduce the likelihood of errors, in the future we may not be able to assert that our internal controls over financial reporting are effective under Section 404 of the Sarbanes-Oxley Act, which may adversely affect the reliability of our financial statements.
If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect or if there is a change in accounting principles, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. A change in these principles or interpretations could harm our revenue and financial results and could affect the reporting of transactions completed before the announcement of a change. In addition, we base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in "Management’s Discussion and Analysis of Financial Condition and Results of Operations", in Part II, Item 7, of this Annual Report on Form 10-K, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, inventory valuation and supplier liabilities, income taxes and loss contingencies. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations may be adversely affected and may fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
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
Taxation of earnings inside and outside of the U.S. may have adverse effects on our operating results and could impact the tax treatment of our earnings and cash and cash equivalent balances we currently maintain. For example, on July 4, 2025, the U.S. enacted tax legislation commonly referred to as the One Big Beautiful Bill Act ("OBBB Act"), which includes changes to the deductibility of certain domestic expenses effective for tax years starting after December 31, 2024 and modifications to the international tax framework effective for tax years starting on or after December 31, 2025. The Organization for Economic Cooperation and Development (“OECD”), has introduced a global minimum tax initiative (“Pillar Two”), which many countries, including members of the EU, have adopted or are considering implementing through domestic legislation. On January 5, 2026, the OECD announced its “side-by-side” elective safe harbor package that would exempt U.S.-parented multinational entities from certain provisions of Pillar Two for fiscal years beginning on or after January 1, 2026. We have assessed the impacts of these new laws on countries that we operate in and do not currently anticipate any material impacts on our effective tax rate. However, we cannot provide any assurance that there will not be a material impact to our effective tax rate in the future because of these developments or other proposed tax law changes.
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
Failure to comply with governmental laws and regulations, including privacy laws, environmental laws and export controls, could harm our business.
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
From time to time, we may receive inquiries from governmental agencies, or we may make voluntary disclosures regarding our compliance with applicable governmental regulations or requirements relating to various matters, including import/export controls, federal securities laws and tax laws and regulations which could lead to formal investigations. Actual or alleged noncompliance with applicable laws, regulations or other governmental requirements could lead to regulatory investigations, enforcement actions, and other proceedings, private claims and litigation, and potentially may subject us to sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental fines, penalties, or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition, results of operations and prospects could be materially adversely affected. In addition, responding to any investigation, action or other proceeding will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions, investigations, fines, penalties, and other sanctions could harm our business, financial condition, results of operations and prospects.
Privacy Laws
Many jurisdictions have passed new laws and regulations relating to privacy, data protection, and other matters, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent. For example, the California Consumer Privacy Act (“CCPA”) became operative on January 1, 2020 and was amended by the California Privacy Rights Act (“CPRA”) going into effect over time through July 1, 2023. Aspects of the CCPA/CPRA and its interpretation remain uncertain and are likely to remain uncertain for an extended period and may require us to incur additional costs and expenses in an effort to comply. In addition to the CCPA/CPRA, numerous other states have enacted or are considering similar laws that will require ongoing compliance efforts and investment. More recently, the Department of Justice issued a final rule that places limitations, and in some cases prohibitions, on access to, or certain transfers of, sensitive personal data to business partners located in China or with other specified links to China (and other designated countries).
In addition, in certain jurisdictions, these regulatory requirements may be more stringent than those in the United States, such as the EU's General Data Protection Regulation (“GDPR”). The GDPR provides for substantial obligations relating to the handling, storage and other processing of data relating to individuals and administrative fines for violations, which can be up to four percent of the previous year’s annual revenue or €20 million, whichever is higher. In the past, we relied on the E.U.-U.S. and Swiss-U.S. Privacy Shield programs, and/or the use of standard contractual clauses approved by the European Commission ("SCCs"), to legitimize transfers of data out of the EU. EU courts later invalidated the E.U.-U.S. Privacy Shield and imposed additional obligations in connection with use of the SCCs. The European Commission subsequently issued new SCCs. The continued validity of these new SCCs for cross-border data transfer is uncertain and difficult to predict. Among other effects, we may experience additional costs associated with increased compliance burdens and new contract negotiations with third parties that process data on our behalf. Further, the United Kingdom ("UK") has implemented legislation that substantially mirrors the GDPR, and provides for fines of up to the greater of 17.5 million British Pounds or four percent of the previous year’s annual revenue, whichever is higher. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear following the UK’s exit from the EU, including with respect to regulation of data transfers between EU member states and the UK. The UK has issued new standard contractual clauses that, like the SCCs, are required to be implemented.
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
Among other emerging laws relating to privacy and data protection globally, India has released its Digital Personal Data Protection Act 2023, and India’s Ministry of Electronics and Information Technology released finalized Draft Digital Personal Data Protection Rules on November 13, 2025, addressing various matters under this law, but the full scope of the implementation remains subject to some uncertainty. We maintain an employee and operational presence in India, and this act may require us to modify our policies and practices and incur increased costs in our efforts to comply.
We also expect laws, regulations, industry standards and other obligations worldwide relating to privacy, data protection and cybersecurity to continue to evolve, and that there will continue to be new, modified, and re-interpreted laws, regulations, standards, and other obligations in these areas. For example, the Network and Information Security Directive II, or NIS2, adopted in 2023, aims to enhance cybersecurity across critical infrastructure and essential services in the EU. It expands the scope of the 2016 NIS Directive to include additional sectors while enforcing stricter governance and accountability requirements. NIS2 requires all 27 EU member states to issue implementing legislation by October 2024; however, several EU member states have not finalized their respective legislation and guidance. Additionally, the Digital Operational Resiliency Act, or DORA, became effective in January 2025, and aims to establish a universal framework for managing and mitigating information and communication technology risks that will apply to entities in the financial sector and their third-party cloud service providers.
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
Environmental Laws
We are also subject to environmental laws and regulations governing the management and disposal of hazardous materials and wastes, including the hazardous material content of our products and laws relating to the collection, recycling and disposal of electrical and electronic equipment. Our failure, or the failure of our partners, including our contract manufacturers, to comply with past, present and future environmental laws could result in fines, penalties, third-party claims, reduced sales of our products, re-engineering our products, substantial product inventory write-offs and reputational damage, any of which could harm our business, financial condition, results of operations and prospects. We also expect that our business will be affected by new environmental laws and regulations on an ongoing basis applicable to us and our partners, including our contract manufacturers. To date, our expenditures for environmental compliance has not had a material effect on our results of operations or cash flows. Although we cannot predict the future effect of such laws or regulations, they will likely result in additional costs or require us to change the content or manufacturing of our products, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Export Controls
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
Additionally, the U.S. government continues to expand controls enacted in October 2022 restricting the ability to export, reexport and transfer certain products and technology related to semiconductors, semiconductor manufacturing, and supercomputing. Although new regulations introduced in January 2025 which further expanded the controls to impose a worldwide licensing requirement on certain integrated circuits and computing resources that are used for training of AI models were rescinded prior to the scheduled compliance date, we expect the U.S. government may issue new controls on similar technologies in the future. The U.S. government also expanded the scope of restrictions on the development or production of advanced integrated circuits and certain semiconductor manufacturing equipment and the restrictions on supercomputing in China and other countries. Other foreign governments may in turn impose similar or more restrictive controls. These controls or any additional restrictions may impact our ability to export certain products to China or other countries, prohibit us from selling our products to certain of our customers, restrict our ability to use certain ICs in our products, or impact our suppliers who may utilize facilities or equipment described in these controls. However, certain U.S. export controls have been the subject of bilateral trade negotiations between the U.S. and China and have been partially relaxed since May 2025, with further changes possible.
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
The United States may also continue to leverage the use of “secondary tariffs” and/or “secondary sanctions” to achieve certain foreign policy goals, or increase its enforcement of such tools, which may directly or indirectly affect our business (see also the “Escalated or escalating U.S. tariffs, as well as countermeasures taken by affected countries may have a negative effect on global economic conditions, financial markets and our business, as may retaliatory actions by other countries, including China, in response to these U.S. policies” risk factor above). Even though we take precautions to ensure that we and our channel partners comply with all relevant regulations, any failure by us or our channel partners to comply with such regulations could have negative consequences, including reputational harm, government investigations and penalties. In addition, economic sanctions that are vague and not subject to guidance by regulators lead to heightened compliance risk.
Although we have developed policies and procedures to comply with export control and other applicable laws, historically, we have had some instances where we, or a business that we acquired, inadvertently did not fully comply with certain trade laws, but we made relevant disclosures to the appropriate government agencies and implemented corrective actions.
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
We use machine learning and AI technologies in our offerings and business, including in our Arista Guardian for Network Identity offering, and we are making investments in expanding our AI capabilities in our products, services, and tools, including ongoing deployment and improvement of existing machine learning and AI technologies, as well as developing new product features using AI technologies. We may rely on third party AI technologies and our ability to continue to use those technologies and provide our applicable products, services and tools are subject to the continued availability and improvement of those technologies. The protectability of the intellectual property in AI-generated or assisted works and inventions is unclear. To the extent we use AI to create any valuable IP, we may not be able to protect it to the same extent that we would have, had we not used AI.
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
Although our board of directors has authorized stock repurchase programs, any determination to execute stock repurchases will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, market and business conditions, stock price, acquisition opportunities and other factors, as well as our board of director’s continuing determination that the repurchase programs are in the best interests of our shareholders and is in compliance with all laws and agreements applicable to the repurchase programs. Our stock repurchase programs do not oblige us to acquire any common stock. If we fail to meet any expectations related to stock repurchases, the market price of our common stock could decline, and could have a material adverse impact on investor confidence. Additionally, price volatility of our common stock over a given period may cause the average price at which we repurchase our common stock to exceed the stock’s market price at a given point in time.
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
Our directors, executive officers and each of our stockholders who own greater than 10% of our outstanding common stock together with their affiliates, in the aggregate, beneficially own approximately 17.3% of the outstanding shares of our common stock, based on shares outstanding as of December 31, 2025. As a result, these stockholders, if acting together, could exercise a significant level of influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be averse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
•the requirement that a special meeting of stockholders may be called only by the chairman of our board of directors, our chief executive officer, one of our presidents (in the absence of our chief executive officer) or our board of directors, by a vote of a majority of the total number of authorized directors, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
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
Our business is subject to the risks of natural disasters, social unrest, violent conflicts, systemic failures and other catastrophic events.

Our corporate headquarters and the operations of our key manufacturing vendors, logistics providers and partners, as well as many of our customers, are located in areas, such as the San Francisco Bay Area, Japan and Taiwan, that are exposed to risks of natural disasters and threats, such as fires, earthquakes, tsunamis, extreme precipitation or winds, high heat or outbreaks of disease, and systemic failures, or other catastrophic events, such as widespread power outages or transportation network malfunctions. In addition, climate change may result in greater frequency and severity of such natural disasters and systemic failures. A significant natural disaster, epidemic or pandemic, systemic failure, flood or other similar event, could have a material adverse effect on our or their business, which could in turn materially affect our financial condition, results of operations and prospects. These events could result in manufacturing and supply chain disruptions, shipment delays, order cancellations, and sales delays which could result in missed financial targets. Any such disruption of our suppliers, our contract manufacturers or our service providers would likely impact our supply chain, sales and operating results. These events could also have a material adverse effect on the demand for our products, which could in turn materially affect our financial condition, results of operations and prospects. In addition, acts of terrorism, war, and other social unrest, violent or otherwise, could cause disruptions in our business or the business of our manufacturers, logistics providers, partners or customers or the economy as a whole. Given our typical concentration of sales at each quarter end, any disruption in the business of our manufacturers, logistics providers, partners or customers that affects sales at the end of our quarter could have a particularly significant adverse effect on our quarterly results.
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

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. In addition, our Legal and Information Technology ("IT")/Information Security ("IS") teams work together to oversee our compliance with applicable laws and regulations and coordinate with subject matter experts throughout our business to identify, monitor and mitigate risk including information security risk management and cyber defense programs.
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
•cybersecurity awareness, data protection, and privacy training of our employees, incident response personnel, and senior management; and
•a vetting and management process for third party service providers, suppliers, and vendors
Through this program, our IT/Cybersecurity team identifies and executes improvements based upon its own assessments, public cybersecurity events and the identification of new risks by third parties, including our external cybersecurity consultants. As part of these continuous improvement efforts, there may be times when the IT/Cybersecurity team prioritizes certain cybersecurity fixes or program improvements over other measures, which could lead to new known or unknown risks being identified on an ongoing basis. Cybersecurity threat actors are often highly sophisticated and nimble in their attacks. Despite these efforts, we cannot guarantee that our priorities and efforts will prevent any cybersecurity incident from happening.
We also engage in periodic testing programs, using both internal assets and external consultants, including penetration testing, and incorporate multiple layers of physical, logical and written controls into our cybersecurity risk management program. Our IT/Cybersecurity team leverages centralized identity management, encryption configurations and technologies on the systems, devices, and third-party connections used in our operations.
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

Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (Committee) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program. The Committee receives quarterly reports from our Vice President and Chief Information Security Officer ("CISO"), in conjunction with other senior managers, on cybersecurity risks. In addition, these managers update the Committee, as necessary, regarding any material cybersecurity incidents, as well as incidents with lesser impact potential. The Committee reports to the full Board on cybersecurity no less frequently than once annually. The full Board also receives briefings from management on our cyber risk management program on a periodic basis.
Our cybersecurity program includes an annual funding and forecast process, and we have further established processes to secure additional funding in response to emerging risks, threats and identified improvement opportunities. Our Cybersecurity team, led by one of our Vice Presidents who also serves as our CISO, is responsible for assessing and managing risks from cybersecurity threats. The Cybersecurity team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our external cybersecurity consultants.
Our CISO has over 20 years of experience in the cybersecurity industry and has been instrumental in building several key security technologies, viz. Network Intrusion Prevention Systems ("NIPS"), Host Intrusion Prevention Systems ("HIPS"), Web Application Firewalls ("WAF"), Whitelisting, Endpoint/Server Host Monitoring ("EDR") and Virtualization Based Security ("VBS"). Previously, our CISO served in senior executive and technical leadership roles in several security companies. In addition, our CISO has experience as a pen-tester and has in-depth knowledge of operating systems, networking and security products. Our CISO holds a bachelor’s degree in computer science and a master’s degree in software systems. In addition, our IS team includes over 20 members each with experience in network security related roles, with the two IS leads reporting to our CISO each having more than 20 years of security experience.
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
As part of our Cybersecurity program, our Cybersecurity Executive Committee and Information Security Steering Committee meet throughout the year to monitor and assess information security risks. In addition, we perform an enterprise risk assessment that is reviewed by the Committee and our Board of Directors on an annual basis and monitored on a quarterly basis by the Committee. The enterprise risk assessment is an assessment of key risks, including information security risks, data privacy, supply chain, human capital, and other risks.
Item 2. Properties
Our corporate headquarters are located in Santa Clara, California where we lease approximately 180,000 square feet of space under a lease agreement that expires in March 2027. During the year ended December 31, 2021, we purchased land and the improvements thereon in Santa Clara, California to construct a building for office, lab and data center space. In addition, we lease office spaces for data centers, operations, sales personnel and research and development in locations throughout the U.S. and various international locations, including Ireland, Canada, India, and Australia. We also lease data centers in the U.S., Ireland and Australia. We believe that our current facilities are adequate to meet our current needs and are being utilized by our business.
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
Our common stock is listed on the NYSE under the symbol “ANET”. As of February 10, 2026, there were 38 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
The following graph compares the cumulative total return of our common stock with the total return for the NYSE Composite Index and the Standard & Poor’s 500 Index (the “S&P 500”) from December 31, 2020 (the last trading day of the year) to December 31, 2025.
The graph assumes $100 was invested at the market close on December 31, 2020 in the Company’s common stock and in each of the aforementioned indices with the re-investment of dividends, if any. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
Arista Networks Inc
NYSE Composite
S&P 500
$800.00
$750.00
$700.00
$650.00
$600.00
$550.00
$500.00
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
2020
2021
2022
2023
2024
2025

Securities Authorized for Issuance Under Equity Compensation Plans
The information set forth under "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" included in Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.
Recent Sales of Unregistered Equity Securities
There were no sales of unregistered securities during fiscal year 2025.
Issuer Repurchases of Equity Securities
Under our equity incentive plans, certain participants may exercise options prior to vesting, subject to a right of repurchase by us. During the fourth quarter of 2025, there were no repurchases of unvested shares of our common stock made pursuant to our equity incentive plans as a result of us exercising our rights nor pursuant to any publicly-announced plan or program.
Stock Repurchase Program
From time to time, we repurchase shares of our common stock pursuant to repurchase programs that are funded from working capital. In May 2025, we completed repurchases under our previous $1.2 billion stock repurchase program (the "Prior Repurchase Program"), and our board of directors authorized a new $1.5 billion stock repurchase program (the "New Repurchase Program" and together with the Prior Repurchase Program, the "Repurchase Programs"). This authorization allows us to repurchase shares of our common stock that will be funded from working capital. Repurchases may be made at management's discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchases, trading plans under Rule 10b5-1 of the Exchange Act, or a combination of the foregoing. The New Repurchase Program does not obligate us to acquire any of our common stock and may be suspended or discontinued by the Company at any time without prior notice. During the year ended December 31, 2025, we repurchased a total of $921.0 million of our common stock under our Prior Repurchase Program and $682.1 million of our common stock under our New Repurchase Program. As of December 31, 2025, the remaining authorized amount for stock repurchases under the New Repurchase Program was approximately $817.9 million.
Our repurchases for the three months ended December 31, 2025 are disclosed as below (in millions, except per share amounts). For our repurchase activities made for the year ended December 31, 2025, please refer to Note 6. Stockholders' Equity and Stock-Based Compensation of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.

	Total Number of Shares Purchased	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
October 1, 2025 - October 31, 2025	—	$—	—	$1,438.0
November 1, 2025 - November 30, 2025	4.8	127.84	4.8	817.9
December 1, 2025 - December 31, 2025	—	—	—	817.9
Total	4.8		4.8
___________________________________________________________________
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
(2) Aggregate purchase price and average price paid per share for the year of 2025 include costs associated with the repurchases but exclude the 1% excise tax accrued on our share repurchases as a result of the Inflation Reduction Act of 2022.

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
Overview
     In a world where data is increasingly a precious commodity and competitive differentiator, Arista was founded to enable our customers to access all their centers of data in the quickest, most reliable, and secure manner. Over the last two decades, we have emerged as an industry leader, delivering data-driven, client-to-cloud networking-as-a-service. Our “Centers of Data” strategy is a fundamental pivot from legacy networking approaches that create incongruent silos to a unified, data-driven approach in which the network is a service that interconnects four primary domains: AI Centers, Data Centers, Campus Centers, and WAN Centers. Anchored by Arista’s state-oriented Extensible Operating System (EOS) and Network Data Lake (NetDL), our network-as-a-service platform delivers a seamless, consolidated networking experience regardless of data location
Our solutions are differentiated because they:
•offer uncompromising reliability derived from the foundation of robust quality assurance capabilities, and a suite of automated diagnostics;
•are based on advanced open and standards-based technology that avoids what is often expensive vendor lock-in, and
•provide consistent real-time telemetry and intelligent automation to decrease the manual workload on the operator.
This strategy and differentiation have also allowed us to deliver our comprehensive suite of products, services, and technologies to a global customer base segmented into three primary categories: Cloud and AI Titans, AI and Specialty Providers, and Enterprise. Market research confirms that we continue to be a leader in high-speed Ethernet switching. The percentage of revenue derived from these customers during the current fiscal year was approximately 48% from Cloud and AI Titans, 32% from Enterprise and 20% from AI and Specialty Providers.
Arista established itself as a market leader with platforms, products, and people to enable some of these hyperscalers’ most consequential networks. Our network-as-a-service approach now empowers customers of all sizes to seamlessly leverage their data through offerings spanning three key categories: Core (AI, Cloud, and Data Center Networking), Cognitive Adjacencies (Campus and Routing), and Cognitive Networks (Software and Services). The percentage of revenue derived from these product categories during the current fiscal year was approximately 65% from Core, 18% from Cognitive Adjacencies, and 17% from Software and Services. With world-class engineering expertise and platform innovation, our customers gain the predictable performance and operational simplicity required to turn data into a sustainable competitive advantage in a modern, AI-driven world.
The market for cloud networking is characterized by rapid technological evolution, intensifying competition, and the expansion of generative and agentic AI. To sustain our success and adapt to the market, we must increase sales in cloud, AI and enterprise data center Ethernet switching/routing markets, and campus workspace markets by leveraging our ability to rapidly develop new features and software applications. Our growth strategy relies on maintaining our agility and increasing our investment in research and development to deliver market-leading features to enhance the functionality of our existing cloud networking platform, expand our product offerings and build upon our technology leadership. In addition, we must continue to expand our global sales force and deepen our channel partnerships to reach new customers more effectively and increase sales to existing customers.
Historically, a limited number of customers have accounted for a significant portion of our revenue. Two of our customers accounted for more than 10% of our total revenue in each of the last three years. Sales to one end customer represented 16%, 15%, and 21% of our total revenue, and sales to the other end customer represented 26%, 20%, and 18% of our total revenue for the years ended December 31, 2025, 2024, and 2023, respectively. We have experienced unpredictability in the timing of orders from our high-volume customers, primarily due to the inherent complexity of large-scale orders and fluctuations in their specific demand. This includes reductions or shifts in their capital expenditure budgets, as well as the impact of their internal cost-reduction and efficiency initiatives. Furthermore, variability in customer concentration is driven by the timing of new product deployments, customer spending cycles, and the extensive periods required for evaluation, testing, and qualification. We expect this variability in concentration and sales timing to continue on both a quarterly and annual basis.

Additionally, the pricing discounts typically required for these large-scale orders often reduce gross margins in the periods when the sales occur.
We believe an increased focus on the deployment of AI-enabled solutions by our large customers has accelerated the need for advanced technology offerings, including some offerings from potential new market entrants. This prioritization and acceleration of AI related infrastructure investment has, at times, come in conjunction with a reduction or changes in the mix of previously planned purchases and various cost reduction measures by these customers, including optimization and increased efficiency in non-AI related capital expenditures. In addition, although the focus on deployment of AI-enabled solutions has driven increased demand for networking, the long-term trajectory is unknown. As such, demand estimates for our new products are difficult to forecast and can create volatility in our revenue. We remain in a period of new product introductions and expanded use cases, particularly in the AI Ethernet market. This has resulted in increased customer trials and contracts with acceptance periods, and an increase in the volatility and magnitude of our product deferred revenue balances, which in turn may create variability in our revenue results on a quarterly and annual basis. In addition, if we are not able to satisfy the requirements under customer trials or contracts with acceptance periods, we may be required to accept product returns from our customers, which would prevent us from recognizing revenue on such transactions and may result in the write-down of inventory.
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
Management is actively working with contract manufacturers and suppliers to optimize our supply chain in response to evolving international trade policies and tariff uncertainties. While we have not yet experienced significant disruptions, the potential for future trade measures remains a risk to our supply chain continuity and product costs. We are maintaining a disciplined fulfillment cadence to ensure reliable inventory deployment. As we build capacity to meet escalating demand, we are shipping products against previously committed demand/deployment plans and accelerating some deployments as needed. Simultaneously, we are balancing customers’ requirements and lead times against the availability and lead times of key components and products from our suppliers and contract manufacturers. Given the timing and prioritization of customer orders and shipment patterns, as well as the timing and outcome of customer trials and contracts with acceptance periods, near term revenue trends may not be reflective of current demand levels and may benefit from demand/deployment plans that have been previously committed.
In addition, we anticipate continued volatility in our inventory and purchase commitments as a result of new product introductions, shifts in customer demand, and fluctuations in supplier lead times. This volatility creates a heightened risk of excess or obsolete inventory and supplier liability charges. Simultaneously, supply chain inflation and material scarcity, such as the recent tightening of supply conditions in the memory market, have continued to put pressure on our gross margin. If tariff or non-tariff measures escalate, and/or if supply conditions worsen and we are unable to pass on these costs to customers, our gross margins could be further impacted. Additionally, broader macroeconomic instability could negatively affect demand, particularly within the enterprise market. Given these unpredictable factors, current financial conditions discussed herein may not be indicative of future operating results and trends.
Results of Operations
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Revenue, Cost of Revenue and Gross Margin (in millions, except percentages)

	Year Ended December 31,
	2025		2024		Change in
	$	% of Revenue	$	% of Revenue	$	%
Revenue
Product	$7,576.9	84.1%	$5,884.0	84.0%	$1,692.9	28.8%
Service	1,428.8	15.9	1,119.1	16.0	309.7	27.7
Total revenue	9,005.7	100.0	7,003.1	100.0	2,002.6	28.6
Cost of revenue
Product	2,978.7	33.1	2,299.0	32.8	679.7	29.6
Service	258.3	2.8	212.8	3.1	45.5	21.4
Total cost of revenue	3,237.0	35.9	2,511.8	35.9	725.2	28.9
Gross profit	$5,768.7	64.1%	$4,491.3	64.1%	$1,277.4	28.4%
Gross margin	64.1%		64.1%

Revenue by Geography (in millions, except percentages)

	Year Ended December 31,
	2025	% of Total	2024	% of Total
Americas	$7,122.1	79.1%	$5,729.0	81.8%
Europe, Middle East and Africa	1,070.3	11.9	713.2	10.2
Asia-Pacific	813.3	9.0	560.9	8.0
Total revenue	$9,005.7	100.0%	$7,003.1	100.0%
Revenue
Product revenue primarily consists of sales of our switching and routing products, and related network applications. Service revenue is primarily derived from sales of PCS contracts, which are typically purchased in conjunction with our products, and subsequent renewals of those contracts. We expect our revenue may vary from period to period based on, among other things, industry and customer cyclicality, the timing, size, and complexity of orders, especially with respect to our large customers, and the time it takes for customers to evaluate, test, qualify and accept our products and services.
Product revenue increased by $1.7 billion, or 28.8%, for the year ended December 31, 2025 compared to 2024. This increase reflects healthy customer demand and higher shipments of our switching and routing platforms, with strong contributions across our customer base. In addition, service revenue increased by $309.7 million, or 27.7%, for the year ended December 31, 2025 compared to 2024, as a result of continued growth in initial and renewal support contracts as our customer installed base has continued to expand. Non - Americas revenues as a percentage of our total revenues increased from 18.2% in 2024 to 20.9% in 2025, which was primarily driven by changes in the geographic mix of sales to our large global customers.
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
Cost of revenue increased by $725.2 million, or 28.9% for the year ended December 31, 2025 compared to 2024. These increases were driven by a corresponding increase in product and service revenues.
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including pricing pressure on our products and services due to competition, the mix of sales to large customers who generally receive lower pricing, the mix of products sold, manufacturing-related costs, including costs associated with our manufacturing operations personnel, inflationary pressure and scarcity of materials in our supply chain, merchant silicon costs, and excess/obsolete inventory and supplier liability charges. We expect our gross margin to fluctuate over time, depending on the factors described above.
Gross margin remained constant at 64.1% for the years ended December 31, 2025 and 2024.
Operating Expenses (in millions, except percentages)
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The largest component of our operating expenses is personnel costs and new product introduction costs. Personnel costs consist of wages, benefits, bonuses and, with respect to sales and marketing expenses, sales incentive compensation. Personnel costs also include stock-based compensation and travel-related expenses. New product introduction costs are primarily comprised of third-party engineering and prototype expenses.

	Year Ended December 31,
	2025		2024		Change in
	$	% of Revenue	$	% of Revenue	$	%
Operating expenses:
Research and development	$1,237.3	13.8%	$996.7	14.2%	$240.6	24.1%
Sales and marketing	533.4	5.9	427.3	6.1	106.1	24.8
General and administrative	141.9	1.6	122.7	1.8	19.2	15.6
Total operating expenses	$1,912.6	21.3%	$1,546.7	22.1%	$365.9	23.7%
Research and development.
Research and development expenses consist primarily of personnel costs, new product introduction costs and an allocated portion of facility and IT costs. Our research and development efforts are focused on new product development and maintaining and developing additional functionality for our existing products, including new releases and upgrades to our EOS software and applications. We expect our research and development expenses to increase in absolute dollars as we continue to invest in research and development in order to expand the capabilities of our cloud networking platform, introduce new products and features, and continue to invest in our technology.
Research and development expenses increased by $240.6 million, or 24.1%, for the year ended December 31, 2025 compared to 2024. The increase was primarily due to a $95.6 million increase in personnel costs driven by an increase in headcount, and a $78.6 million increase in new product introduction costs, including third-party engineering costs and prototype expenses as we expand our product portfolio.
Sales and marketing.
Sales and marketing expenses consist primarily of personnel costs, marketing, trade shows, and other promotional activities, and an allocated portion of facility and IT costs. We expect our sales and marketing expenses to increase in absolute dollars as we continue to expand our sales and marketing efforts worldwide.
Sales and marketing expenses increased by $106.1 million, or 24.8%, for the year ended December 31, 2025 compared to 2024 primarily due to an increase in personnel costs driven by an increase in headcount.
General and administrative.
General and administrative expenses consist primarily of personnel costs and professional services costs for our finance, human resources, legal and certain executive functions. Our professional services costs are primarily related to external legal, accounting, and tax services.
General and administrative expenses increased by $19.2 million, or 15.6%, for the year ended December 31, 2025 compared to 2024 primarily due to an increase in professional fees.
Other Income, Net (in millions, except percentages)
Other income (expense), net consists primarily of interest income from our cash, cash equivalents and marketable securities. We expect other income (expense), net may fluctuate in the future as a result of changes in interest rates, changes in our cash, cash equivalents and marketable securities balances.

	Year Ended December 31,
	2025		2024		Change in
	$	% of Revenue	$	% of Revenue	$	%
Other income (expense), net:
Interest income	$383.4	4.3%	$311.0	4.4%	$72.4	23.3%
Other income (expense), net	10.2	0.1	9.5	0.1	0.7	7.4
Total other income, net	$393.6	4.4%	$320.5	4.6%	$73.1	22.8%
The favorable movement in other income (expense), net, during the year ended December 31, 2025 as compared to 2024 was driven by an increase in interest income of $72.4 million due to an increase in our cash and marketable securities balances.
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

	Year Ended December 31,
	2025		2024		Change in
	$	% of Revenue	$	% of Revenue	$	%
Provision for income taxes	$738.3	8.2%	$413.0	5.9%	$325.3	78.8%
Effective tax rate	17.4%		12.6%
On July 4, 2025, the OBBB Act was signed into law in the U.S. This legislation contains a broad range of tax reform provisions affecting businesses, which are reflected in our twelve months ended December 31, 2025 period results.
Our provision for income taxes and effective tax rate increased for the year ended December 31, 2025, as compared to 2024. The increase in our income taxes was primarily associated with a decrease in tax benefits attributable to equity-based compensation. For further information regarding income taxes and the impact on our results of operations and financial position, refer to Note 8. Income Taxes of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Revenue, Cost of Revenue and Gross Margin (in millions, except percentages)

	Year Ended December 31,
	2024		2023		Change in
	$	% of Revenue	$	% of Revenue	$	%
Revenue
Product	$5,884.0	84.0%	$5,029.5	85.8%	$854.5	17.0%
Service	1,119.1	16.0	830.7	14.2	288.4	34.7
Total revenue	7,003.1	100.0	5,860.2	100.0	1,142.9	19.5
Cost of revenue
Product	2,299.0	32.8	2,061.2	35.2	237.8	11.5
Service	212.8	3.1	168.7	2.9	44.1	26.1
Total cost of revenue	2,511.8	35.9	2,229.9	38.1	281.9	12.6
Gross profit	$4,491.3	64.1%	$3,630.3	61.9%	$861.0	23.7%
Gross margin	64.1%		61.9%

Revenue by Geography (in millions, except percentages)

	Year Ended December 31,
	2024	% of Total	2023	% of Total
Americas	$5,729.0	81.8%	$4,651.2	79.3%
Europe, Middle East and Africa	713.2	10.2	671.0	11.5
Asia-Pacific	560.9	8.0	538.0	9.2
Total revenue	$7,003.1	100.0%	$5,860.2	100.0%
Revenue
Product revenue increased by $854.5 million, or 17.0%, for the year ended December 31, 2024 compared to 2023. This increase reflects healthy customer demand and higher shipments of our switching and routing platforms, with strong contributions across our customer base. In addition, service revenue increased by $288.5 million, or 34.7%, for the year ended December 31, 2024 compared to 2023, as a result of continued growth in initial and renewal support contracts as our customer installed base has continued to expand. Non - Americas revenues as a percentage of our total revenues decreased from 20.6% in 2023 to 18.2% in 2024, which was primarily driven by changes in the geographic mix of sales to our large global customers.
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
Operating Expenses (in millions, except percentages)

	Year Ended December 31,
	2024		2023		Change in
	$	% of Revenue	$	% of Revenue	$	%
Operating expenses:
Research and development	$996.7	14.2%	$854.9	14.6%	$141.8	16.6%
Sales and marketing	427.3	6.1	399.0	6.8	28.3	7.1
General and administrative	122.7	1.8	119.1	2.0	3.6	3.0
Total operating expenses	$1,546.7	22.1%	$1,373.0	23.4%	$173.7	12.7%
Research and development
Research and development expenses increased by $141.8 million, or 16.6%, for the year ended December 31, 2024 compared to 2023. The increase was primarily due to a $64.9 million increase in personnel costs driven by an increase in headcount, and a $52.3 million increase in new product introduction costs, including third-party engineering costs and prototype expenses as we expand our product portfolio.
Sales and marketing
Sales and marketing expenses increased by $28.3 million, or 7.1%, for the year ended December 31, 2024 compared to 2023 primarily due to an increase in personnel costs.
General and administrative
General and administrative expenses increased by $3.6 million, or 3.0%, for the year ended December 31, 2024 compared to 2023.

Other Income, Net (in millions, except percentages)

	Year Ended December 31,
	2024		2023		Change in
	$	% of Revenue	$	% of Revenue	$	%
Other income, net:
Interest income	$311.0	4.5%	$152.4	2.6%	$158.6	104.0%
Other income (expense), net	9.5	0.1	12.3	0.2	(2.8)	(23.8)
Total other income, net	$320.5	4.6%	$164.7	2.8%	$155.8	94.5%
The favorable movement in other income (expense), net, during the year ended December 31, 2024 as compared to 2023 was driven by an increase in interest income of $158.6 million due to an increase in our cash and marketable securities balances, coupled with higher investment yields.
Provision for Income Taxes (in millions, except percentages)

	Year Ended December 31,
	2024		2023		Change in
	$	% of Revenue	$	% of Revenue	$	%
Provision for income taxes	$413.0	5.9%	$334.7	5.7%	$78.3	23.4%
Effective tax rate	12.6%		13.8%
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
Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of December 31, 2025, our total balance of cash, cash equivalents and marketable securities was $10.7 billion, of which approximately $1.0 billion was held outside the U.S. in our foreign subsidiaries.
Our cash, cash equivalents and marketable securities are held for general business purposes, including the funding of working capital. Our marketable securities investment portfolio is primarily invested in highly-rated securities, with the primary objective of minimizing the potential risk of principal loss. We plan to continue to invest for long-term growth. We believe that our existing balances of cash, cash equivalents and marketable securities, together with cash generated from operations, will be sufficient to meet our working capital requirements and our growth strategies for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced product and service offerings, our costs associated with supply chain activities, including access to outsourced manufacturing, our costs related to investing in or acquiring complementary or strategic businesses and technologies, the continued market acceptance of our products, stock repurchases, and capital expenditures, including the construction of a new building in Santa Clara, California. In addition, although the global supply chain has shown improvement, we have had to invest in inventory and increase our purchase commitments to address forecast uncertainty and we anticipate continued volatility in our inventory and purchase commitments. This variability is driven by new product introductions, fluctuating customer demand and varying supplier lead times. In particular, we have increased our purchase commitments to respond to the rapid deployment of AI networks and reduce overall lead times which will increase our working capital requirements. If we require or elect to seek additional capital through debt or equity financing in the future, we may not be able to raise capital on terms acceptable to us or at all. If we are required and unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.

Cash Flows

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Cash provided by operating activities	$4,371.9	$3,708.2	$2,034.0
Cash (used in) investing activities	(3,576.2)	(2,457.3)	(687.5)
Cash (used in) financing activities	(1,595.9)	(421.8)	(83.8)
Effect of exchange rate changes	1.7	(4.8)	0.8
Net increase in cash, cash equivalents and restricted cash	$(798.5)	$824.3	$1,263.5
Cash Flows from Operating Activities
Our operating activities consist of net income, adjusted for certain non-cash items, and changes in operating assets and liabilities.
During the year ended December 31, 2025, cash provided by operating activities was $4.4 billion, primarily from net income of $3.5 billion, a net decrease in working capital requirements of $687.8 million, and net non-cash adjustments to net income of $172.7 million. Operating cash inflows consisted of an increase in deferred revenue of $2.5 billion resulting from an increase in product deferred revenue related to customer contracts with acceptance terms and increased customer PCS contracts, and a $379.9 million increase in accounts payable and other liabilities related to growing business volume and timing of payments to our large vendors. These cash inflows were partially offset by a $412.5 million increase in inventory in response to an increase in business volume, a $937.4 million increase in other assets driven by increased deferred cost of goods sold associated with higher product revenue deferrals, and an increase in accounts receivable of $746.4 million due to increased product and service billings. Net non-cash adjustments primarily consisted of $439.2 million of stock-based compensation expenses, which was largely offset by an increase in deferred income taxes of $312.0 million primarily resulting from increased deferred tax assets associated with the increase in deferred revenue.
During the year ended December 31, 2024, cash provided by operating activities was $3.7 billion, primarily from net income of $2.9 billion along with a net decrease in working capital requirements of $985.2 million, offset by net non-cash adjustments to net income of $129.0 million. Cash inflows consisted of an increase in deferred revenue of $1.3 billion resulting from increased customer PCS contracts and an increase in product deferred revenue related to customer contracts with acceptance terms, and a $110.6 million decrease in inventory resulting from strong product shipments. These cash inflows were partially offset by a $234.2 million increase in other assets driven by increased deferred cost of goods sold associated with higher product revenue deferrals, an increase in accounts receivable of $106.1 million due to increased product and service billings and a $66.5 million increase in income tax payments due to timing. Net non-cash adjustments primarily consisted of an increase in deferred income taxes of $492.9 million primarily resulting from increased deferred tax assets associated with the increase in deferred revenue and capitalization of research and development costs under IRC Section 174, which were largely offset by $355.4 million of stock-based compensation expenses.
Cash Flows from Investing Activities
Our investing activities primarily consist of our marketable securities investments, business combinations, and capital expenditures.
During the year ended December 31, 2025, cash used in investing activities was $3.6 billion, consisting of purchases of available-for-sale securities of $6.7 billion, $300.0 million for the business acquisition of VeloCloud. and purchases of property, equipment and intangible assets of $119.5 million, partially offset by proceeds of $3.6 billion from maturities and sales of marketable securities.
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
During the year ended December 31, 2025, cash used in financing activities was $1.6 billion, consisting of payments for repurchases of our common stock from the open market of $1.6 billion.
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
Stock Repurchase Programs
From time to time, we repurchase shares of our common stock pursuant to repurchase programs that are funded from working capital. In May 2025, we completed repurchases under the $1.2 billion Prior Repurchase Program, and our board of directors authorized the $1.5 billion New Repurchase Program. The New Repurchase Program does not oblige us to acquire any of our common stock and may be suspended or discontinued by the Company at any time without prior notice. During the year ended December 31, 2025, we repurchased a total of $921.0 million of our common stock under our Prior Repurchase Program and $682.1 million of our common stock under our New Repurchase Program. As of December 31, 2025, the remaining authorized amount for stock repurchases under the New Repurchase Program was approximately $817.9 million. Refer to Note 6. Stockholders' Equity and Stock-Based Compensation of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K for further discussion.
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
Our material cash requirements include the following contractual and other obligations:
Purchase Obligations
We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf. A significant portion of our purchase orders for finished goods and strategic components, including integrated circuits consigned to contract manufacturers, consists of non-cancellable commitments. Our purchase obligations also encompass software and technology licenses, property and equipment, and other corporate goods and services. As of December 31, 2025, we had $6.8 billion of such purchase obligations, of which $6.3 billion are expected to be received within 12 months, and $0.5 billion are expected to be received after one year. These open purchase orders are considered enforceable and legally binding, and while we may have some limited ability to reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services, this can only occur with the agreement of the related supplier.
Leases
We have operating lease arrangements for office space, data center, equipment and other corporate assets. As of December 31, 2025, we had lease payment obligations, net of immaterial sublease income of $90.5 million, with $22.1 million payable within 12 months.
Property Project
During the year ended December 31, 2021, we purchased land and the improvements thereon in Santa Clara, California to construct a building for office, lab and data center space. The estimated capital expenditures related to this project is expected to be approximately $170.0 million to $195.0 million through the end of fiscal 2026 when construction is expected to be completed.
Off-balance Sheet Arrangements

As of December 31, 2025, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Inventory Valuation and Supplier Liabilities
Inventories primarily consist of finished goods, including evaluation inventory held at customers or partners, and strategic components, primarily integrated circuits. Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Evaluation inventory consists of new products and/or use cases at customer or partner sites for trial purposes. Title to the inventory remains with Arista during the trial period and invoicing occurs only upon completion of the trial period and when/if the products have been accepted by the customer. Manufacturing overhead costs and inbound shipping costs are included in the cost of inventory. We record a provision when inventory is determined to be in excess of anticipated demand, or obsolete, to adjust inventory to its estimated realizable value.
We record a liability and a corresponding charge for non-cancellable, non-returnable purchase commitments with our suppliers for quantities in excess of our demand forecasts or that are considered obsolete.
We use significant judgment in establishing our forecasts of future demand and obsolete material exposures. These estimates depend on our assessment of current and expected orders from our customers, product development plans and current sales levels. Despite general improvements in the supply environment, fluctuations in supplier lead times and the persistence of some long-lead components require us to maintain elevated inventory levels and purchase commitments. To manage this continued volatility, we maintain extended demand-planning horizons and strategic inventory buffers to ensure continuity of supply and address forecast uncertainty. We expect inventory and purchase commitments to remain volatile due to new product introductions, fluctuating customer demand, and varying supplier lead times. There is, however, no guarantee that all suppliers will meet their commitments in the time frame committed or that actual customer demand will directly match our demand forecasts. If actual market demand conditions or supplier execution on commitments are less favorable than those projected by management, which may be caused by factors within and/or outside of our control, we may be required to increase our inventory write-downs and liabilities to our suppliers, which could have an adverse impact on our gross margins and profitability. We regularly evaluate our exposure for inventory write-downs and adequacy of our contract manufacturer and supplier liabilities.
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
Interest Rate Sensitivity
As of December 31, 2025, and 2024, we had cash, cash equivalents and available-for-sale marketable securities totaling $10.7 billion and $8.3 billion, respectively. Cash equivalents and marketable securities were invested primarily in money market funds, corporate bonds, U.S. agency mortgage-backed securities, U.S. treasury securities and commercial paper. Our primary investment objectives are to preserve capital and maintain liquidity requirements. In addition, our policy limits the amount of credit exposure to any single issuer. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the U.S. A decline in interest rates would reduce our interest income on our cash, cash equivalents and marketable securities. Conversely, an increase in interest rates could have a material impact to the fair market value of our investments in fixed income securities. We would incur unrealized losses on fixed income securities if there is an increase in interest rates compared to interest rates at the time of purchase. A hypothetical 100 basis point increase in market interest rates would have resulted in a decrease of approximately $100 million and $70 million in the market value of our available-for-sale debt securities and cash equivalents as of December 31, 2025 and 2024. In the unlikely event we are forced to sell our marketable securities prior to maturity, we may incur realized losses in such investments. However, because of the conservative and short-term nature of the investments in our portfolio, a change in interest rates is not expected to have a material impact on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Arista Networks, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Arista Networks, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2026 expressed an unqualified opinion thereon.
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

Inventory Valuation and Supplier Liabilities
Description of the Matter	As discussed in Note 1 of the consolidated financial statements, the Company’s inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. The Company’s inventory balance totaled $2.2 billion on December 31, 2025. The Company records a provision when inventory is determined to be in excess of anticipated demand, or obsolete, to adjust inventory to its estimated realizable value. The Company records a supplier liability and a corresponding charge for non-cancellable, non-returnable purchase commitments with suppliers for quantities in excess of the Company’s demand forecasts, or that are considered obsolete.

Auditing management’s assessment of net realizable value for inventory and supplier liability was complex and highly judgmental due to the assessment of management’s estimates of forecasted product demand, which can be impacted by changes in current and expected orders from customers, product development plans, and current sales levels.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s determination of the net realizable value of inventory and supplier liability. This included controls over the preparation of the demand and production forecasts, and the evaluation of the accuracy and completeness of the inventory provision and supplier liability.

To test the inventory provision and supplier liability, we performed audit procedures that included, among others, assessing the Company’s methodology over the computation of the provision and supplier liability and testing the significant assumptions and underlying inputs used by the Company in its analysis, including current and expected orders from customers, product development plans and current sales levels.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2008.
San Jose, California
February 13, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Arista Networks, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Arista Networks, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Arista Networks, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 13, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Jose, California
February 13, 2026

ARISTA NETWORKS, INC.
Consolidated Balance Sheets
(In millions, except par value)

	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,963.9	$2,762.4
Marketable securities	8,779.1	5,541.1
Accounts receivable, net	1,886.9	1,140.5
Inventories	2,247.1	1,834.6
Prepaid expenses and other current assets	1,510.0	632.3
Total current assets	16,387.0	11,910.9
Property and equipment, net	203.1	98.8
Goodwill	416.1	268.5
Deferred tax assets	1,773.6	1,440.4
Other assets	668.8	325.3
TOTAL ASSETS	$19,448.6	$14,043.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$651.7	$381.1
Accrued liabilities	475.4	435.3
Deferred revenue	4,002.6	1,727.3
Other current liabilities	246.8	188.5
Total current liabilities	5,376.5	2,732.2
Deferred revenue, non-current	1,369.8	1,064.1
Other long-term liabilities	331.8	252.8
TOTAL LIABILITIES	7,078.1	4,049.1
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100 shares authorized and no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.0001 par value—4,000 shares authorized as of December 31, 2025 and 2024; 1,256.5 and 1,261.3 shares issued and outstanding as of December 31, 2025 and 2024	0.1	0.1
Additional paid-in capital	2,911.8	2,465.4
Retained earnings	9,446.6	7,542.5
Accumulated other comprehensive income (loss)	12.0	(13.2)
TOTAL STOCKHOLDERS’ EQUITY	12,370.5	9,994.8
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,448.6	$14,043.9

The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Consolidated Statements of Income
(In millions, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Product	$7,576.9	$5,884.0	$5,029.5
Service	1,428.8	1,119.1	830.7
Total revenue	9,005.7	7,003.1	5,860.2
Cost of revenue:
Product	2,978.7	2,299.0	2,061.2
Service	258.3	212.8	168.7
Total cost of revenue	3,237.0	2,511.8	2,229.9
Gross profit	5,768.7	4,491.3	3,630.3
Operating expenses:
Research and development	1,237.3	996.7	854.9
Sales and marketing	533.4	427.3	399.0
General and administrative	141.9	122.7	119.1
Total operating expenses	1,912.6	1,546.7	1,373.0
Income from operations	3,856.1	2,944.6	2,257.3
Other income, net	393.6	320.5	164.7
Income before income taxes	4,249.7	3,265.1	2,422.0
Provision for income taxes	738.3	413.0	334.7
Net income	$3,511.4	$2,852.1	$2,087.3
Earnings per share:
Basic	$2.79	$2.27	$1.69
Diluted	$2.75	$2.23	$1.65
Weighted-average common shares outstanding:
Basic	1,258.0	1,256.3	1,237.4
Diluted	1,275.7	1,281.1	1,268.5

The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$3,511.4	$2,852.1	$2,087.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1.6	(4.2)	0.9
Available-for-sale investments:
Changes in net unrealized gains (losses) on available-for-sale securities	23.8	(5.7)	25.9
Less: reclassification adjustment for net (gains) losses included in net income	(0.2)	—	3.8
Other comprehensive income (loss)	25.2	(9.9)	30.6
Comprehensive income	$3,536.6	$2,842.2	$2,117.9

The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Consolidated Statements of Stockholders’ Equity
(In millions)

	Common Stock		Additional Paid-	Retained	Accumulated Other	Total Stockholders’
	Shares	Amount	In Capital	Earnings	Comprehensive Income (Loss)	Equity
Balance—December 31, 2022	1,227.6	$0.1	$1,780.6	$3,139.0	$(33.9)	$4,885.8
Net income	—	—	—	2,087.3	—	2,087.3
Other comprehensive income, net of tax	—	—	—	—	30.6	30.6
Stock-based compensation	—	—	296.8	—	—	296.8
Issuance of common stock in connection with employee equity incentive plans	25.9	—	62.1	—	—	62.1
Repurchase of common stock	(3.8)	—	—	(112.3)	—	(112.3)
Tax withholding paid for net share settlement of equity awards	(0.8)	—	(33.6)	—	—	(33.6)
Common stock issued for business combinations	0.1	—	2.3	—	—	2.3
Balance—December 31, 2023	1,249.0	0.1	2,108.2	5,114.0	(3.3)	7,219.0
Net income	—	—	—	2,852.1	—	2,852.1
Other comprehensive loss, net of tax	—	—	—	—	(9.9)	(9.9)
Stock-based compensation	—	—	355.4	—	—	355.4
Issuance of common stock in connection with employee equity incentive plans	18.6	—	60.2	—	—	60.2
Repurchase of common stock	(5.5)	—	—	(423.6)	—	(423.6)
Tax withholding paid for net share settlement of equity awards	(0.8)	—	(58.4)	—	—	(58.4)
Balance—December 31, 2024	1,261.3	0.1	2,465.4	7,542.5	(13.2)	9,994.8
Net income	—	—	—	3,511.4	—	3,511.4
Other comprehensive income, net of tax	—	—	—	—	25.2	25.2
Stock-based compensation	—	—	439.2	—	—	439.2
Issuance of common stock in connection with employee equity incentive plans	11.6	—	57.7	—	—	57.7
Repurchase of common stock	(15.9)	—	—	(1,607.3)	—	(1,607.3)
Tax withholding paid for net share settlement of equity awards	(0.5)	—	(50.5)	—	—	(50.5)
Balance—December 31, 2025	1,256.5	$0.1	$2,911.8	$9,446.6	$12.0	$12,370.5
_________________________________________
.
The accompanying notes are an integral part of these consolidated financial statements.

ARISTA NETWORKS, INC.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,511.4	$2,852.1	$2,087.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72.6	62.0	70.6
Stock-based compensation	439.2	355.4	296.8
Deferred income taxes	(312.0)	(492.9)	(370.8)
Other	(27.1)	(53.6)	(34.0)
Changes in operating assets and liabilities:
Accounts receivable, net	(746.4)	(106.1)	(105.9)
Inventories	(412.5)	110.6	(655.5)
Other assets	(937.4)	(234.2)	(66.4)
Accounts payable	260.5	(51.6)	198.6
Other liabilities	119.4	47.8	128.1
Deferred revenue	2,452.0	1,285.2	465.0
Income taxes, net	(47.8)	(66.5)	20.2
Net cash provided by operating activities	4,371.9	3,708.2	2,034.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	3,432.5	2,058.6	1,887.9
Proceeds from sale of marketable securities	144.3	48.8	67.3
Purchases of marketable securities	(6,748.4)	(4,526.1)	(2,606.9)
Purchases of property, equipment and intangible assets	(119.5)	(32.0)	(34.4)
Cash paid for business combination, net of cash acquired	(300.0)	—	1.8
Other	14.9	(6.6)	(3.2)
Net cash used in investing activities	(3,576.2)	(2,457.3)	(687.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity plans	57.7	60.2	62.1
Tax withholding paid on behalf of employees for net share settlement	(50.5)	(58.4)	(33.6)
Repurchase of common stock	(1,603.1)	(423.6)	(112.3)
Net cash used in financing activities	(1,595.9)	(421.8)	(83.8)
Effect of exchange rate changes	1.7	(4.8)	0.8
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(798.5)	824.3	1,263.5
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —Beginning of period	2,763.8	1,939.5	676.0
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$1,965.3	$2,763.8	$1,939.5
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$1,095.9	$970.6	$686.2

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
Concentrations of Business and Credit Risk
We work closely with third-party contract manufacturers to manufacture our products. As of December 31, 2025, we had three primary contract manufacturing partners, who provided the vast majority of our electronic manufacturing services. Our contract manufacturing partners deliver our products to our third-party direct fulfillment facilities. We and our fulfillment partners then perform labeling, final configuration, quality assurance testing and shipment to our customers. Our products rely on key components, including certain integrated circuit components and power supplies, some of which our contract manufacturing partners purchase on our behalf from a limited number of suppliers, including certain sole-source providers. In addition, we rely heavily on a single merchant silicon supplier for our switching chips. We generally do not have guaranteed supply contracts with our component suppliers, and our manufacturing partners could delay shipments or cease manufacturing such products or selling them to us at any time. If we are unable to obtain a sufficient quantity of these components on commercially reasonable terms or in a timely manner, or if we are unable to obtain alternative sources for these components, sales of our products could be delayed or halted entirely, or we may be required to redesign our products. Quality or performance failures of our products or changes in our contractors’ or vendors’ financial or business condition could disrupt our ability to supply quality products to our customers. Any of these events could result in lost sales and damage to our end-customer relationships, which would adversely impact our business, financial condition and results of operations.
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
We market and sell our products through both our direct sales force and our channel partners, including distributors, value-added resellers, system integrators and OEM partners, and in conjunction with various technology partners. Significant customers are those that represent more than 10% of our total revenue during the period. There were two end customers who represented more than 10% of our total revenue for the years ended 2025, 2024 and 2023. Sales to one end customer represented 16%, 15% and 21% of our total revenue, and sales to the other end customer represented 26%, 20% and 18% of our total revenue for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, and 2024, our top two resellers accounted for 52% and 50% of total accounts receivable, respectively.
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
Inventory Valuation and Contract Manufacturer/Supplier Liabilities
Inventories primarily consist of finished goods, including evaluation inventory held at customers or partners, and strategic components, primarily integrated circuits. Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Evaluation inventory consists of new products and/or use cases at customer or partner sites for trial purposes. Title to the inventory remains with Arista during the trial period and invoicing occurs only upon completion of the trial period and when/if the products have been accepted by the customer. Manufacturing overhead costs and inbound shipping costs are included in the cost of inventory. We record a provision when inventory is determined to be in excess of anticipated demand, or obsolete, to adjust inventory to its estimated realizable value. For the years ended December 31, 2025, 2024 and 2023, we recorded charges of $131.6 million, $267.2 million and $234.4 million, respectively, within cost of product revenue for inventory write-downs.
Our contract manufacturers procure components and assemble products on our behalf and we procure strategic components from suppliers based on our forecasts. We record a liability and a corresponding charge for non-cancellable, non-returnable purchase commitments with our contract manufacturers and suppliers for quantities in excess of our demand forecasts or that are considered obsolete. For the year ended 2023, we recorded a charge of $113.0 million within cost of product revenue for such liabilities with our contract manufacturers and suppliers. Such charges were not material for the years ended December 31, 2025 and 2024.

We use significant judgment in establishing our forecasts of future demand and obsolete material exposures. These estimates depend on our assessment of current and expected orders from our customers, product development plans and current sales levels. Despite general improvements in the supply environment, fluctuations in supplier lead times and the persistence of some long-lead components require us to maintain elevated inventory levels and purchase commitments. To manage this continued volatility, we maintain extended demand-planning horizons and strategic inventory buffers to ensure continuity of supply and address forecast uncertainty. We expect inventory and purchase commitments to remain volatile due to new product introductions, fluctuating customer demand, and varying supplier lead times. There is, however, no guarantee that all suppliers will meet their commitments in the time frame committed or that actual customer demand will directly match our demand forecasts. If actual market conditions are less favorable than those projected by management, which may be caused by factors within and/or outside of our control, we may be required to increase our inventory write-downs and liabilities to our contract manufacturers and suppliers, which could have an adverse impact on our gross margins and profitability. We regularly evaluate our exposure for inventory write-downs and adequacy of our contract manufacturer and supplier liabilities.
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
In determining if control has transferred, we consider whether certain indicators of the transfer of control are present, such as the transfer of title, present right to payment, significant risks and rewards of ownership, and customer acceptance when acceptance is not a formality. Revenue from sales of hardware is recognized when control transfers to the customer, which is generally when the product is shipped. We defer revenue recognition on customer contracts for new products or use cases, which contain customer-specified requirements that must be met prior to acceptance.
We limit the amount of revenue recognition for contracts containing forms of variable consideration, such as future performance obligations, customer-specific returns, and refund obligations. We include some or all of an estimate of the related at-risk consideration in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recorded under each contract will not occur when the uncertainties surrounding the variable consideration are resolved.
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
A contract liability is recognized when we have received customer payments in advance of our satisfaction of a performance obligation under a contract that is cancellable. Contract liabilities are included in other current liabilities and other long-term liabilities in the accompanying consolidated balance sheets
Deferred revenue is comprised mainly of unearned revenue related to product deferrals from contracts with acceptance clauses and, annual and multi-year PCS contracts.
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
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)-Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. We have adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis. See Note 8, Income Taxes for the inclusion of the new required disclosure.
Recent Accounting Pronouncements Not Yet Effective
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions, and also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted. We are currently evaluating the provisions of this ASU.
On December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) which is intended to streamline the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. We are currently evaluating the provisions of this ASU.

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

	December 31, 2025				December 31, 2024
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Financial Assets:
Cash Equivalents:
Money market funds	$1,174.8	$—	$—	$1,174.8	$1,707.5	$—	$—	$1,707.5
Commercial paper	—	29.8	—	29.8	—	—	—	—
Corporate bonds	—	6.6	—	6.6	—	—	—	—
Agency securities	—	—	—	—	—	3.0	—	3.0
U.S. government notes	124.9	—	—	124.9	31.4	—	—	31.4
	1,299.7	36.4	—	1,336.1	1,738.9	3.0	—	1,741.9
Marketable Securities:
Commercial paper	—	83.0	—	83.0	—	48.8	—	48.8
U.S. government notes	2,854.3	—	—	2,854.3	1,921.5	—	—	1,921.5
Corporate bonds	—	4,329.7	—	4,329.7	—	2,593.6	—	2,593.6
Municipal bonds	—	14.5		14.5	—	—	—	—
Agency securities	—	1,497.6	—	1,497.6	—	977.2	—	977.2
	2,854.3	5,924.8	—	8,779.1	1,921.5	3,619.6	—	5,541.1
Other Assets:
Money market funds - restricted cash	1.4	—	—	1.4	1.4	—	—	1.4
Total Financial Assets	$4,155.4	$5,961.2	$—	$10,116.6	$3,661.8	$3,622.6	$—	$7,284.4
During the year ended on December 31, 2025, the Company did not make any transfers between the levels of the fair value hierarchy.
    The following table summarizes the amortized cost, unrealized gains and losses, and fair value of our debt securities measured at fair value on a recurring basis (in millions):

	December 31, 2025				December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$112.8	$—	$—	$112.8	$48.8	$—	$—	$48.8
U.S. government	2,970.4	8.8	—	2,979.2	1,954.8	2.7	(4.6)	1,952.9
Corporate bonds	4,321.2	16.0	(0.9)	4,336.3	2,595.7	4.4	(6.5)	2,593.6
Municipal bonds	14.5	—	—	14.5	—	—	—	—
Agency securities	1,495.5	2.7	(0.6)	1,497.6	981.0	1.6	(2.4)	980.2
Total	$8,914.4	$27.5	$(1.5)	$8,940.4	$5,580.3	$8.7	$(13.5)	$5,575.5

For debt securities in unrealized loss positions, it is not likely that we will be required to sell such securities before recovery of their amortized cost basis nor do we have the intent to sell such securities before maturity; we invest in debt securities that have maximum maturities of three years and are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these marketable securities, the more susceptible they are to changes in market interest rates and bond yields. Given the short-term and conservative nature of our portfolio, our debt securities are exposed to minimal credit risk; therefore, we did not recognize any credit losses or non-credit-related impairments related to our available-for-sale marketable debt securities for the years ended 2025, 2024 and 2023. All unrealized losses were recognized in other comprehensive income (loss). Realized gains or losses were immaterial for the years ended 2025, 2024 and 2023.
    The following table is an analysis of our debt securities in unrealized loss positions (in millions):

	December 31, 2025
	Unrealized Losses within 12 months		Unrealized Losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$9.9	$—	$—	$—	$9.9	$—
U.S. government notes	260.8	$—	15.0	—	275.8	—
Corporate bonds	857.7	(0.9)	29.9	—	887.6	(0.9)
Municipal bonds	4.7	—	—	—	4.7	—
Agency securities	473.1	(0.6)	—	—	473.1	(0.6)
Total	$1,606.2	$(1.5)	$44.9	$—	$1,651.1	$(1.5)
As of December 31, 2025, we had no marketable debt securities with contractual maturities that exceed 36 months. The fair values of marketable debt securities, by remaining contractual maturities, are as follows (in millions):

December 31, 2025
Due in 1 year or less	$3,267.4
Due in 1 year through 3 years	5,511.7
Total marketable securities	$8,779.1
The weighted-average remaining duration of our marketable debt securities is approximately 1.4 years as of December 31, 2025.

3.    Financial Statements Details
Inventories
Inventories consist of the following (in millions):

	December 31,
	2025	2024
Raw materials	$611.2	$565.4
Finished goods(1)	1,635.9	1,269.2
Total inventories	$2,247.1	$1,834.6
(1) The balance includes evaluation inventory totaling $403.7 million and $422.1 million as of December 31, 2025 and December 31, 2024, respectively.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in millions):

	December 31,
	2025	2024
Deferred cost of goods sold(1)	$1,197.0	$291.3
Other prepaid expenses and deposits	313.0	341.0
Total prepaid expenses and other current assets	$1,510.0	$632.3
(1) The increase in 2025 was driven by a corresponding increase in deferred product revenue.
Property and Equipment, net
Property and equipment, net consists of the following (in millions):

	December 31,
	2025	2024
Land	$47.3	$47.2
Equipment and machinery	188.3	160.7
Computer hardware and software	66.2	63.9
Furniture and fixtures	3.7	3.5
Leasehold improvements	38.4	34.7
Construction-in-process	107.9	8.2
Property and equipment, gross	451.8	318.2
Less: accumulated depreciation	(248.7)	(219.4)
Property and equipment, net	$203.1	$98.8
Depreciation expense was $30.9 million, $34.0 million and $31.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Contract Liabilities, Deferred Revenue and Other Performance Obligations
Contract Liabilities
A contract liability is recognized when we have received customer payments in advance of our satisfaction of a performance obligation under a cancellable contract. The following table summarizes the activity related to our contract liabilities (in millions):

	Year Ended December 31,
	2025	2024
Contract liabilities, beginning balance	$160.8	$133.2
Less: Revenue recognized from beginning balance	(63.1)	(58.3)
Add: Contract liabilities recognized	152.4	85.9
Contract liabilities, ending balance	$250.1	$160.8
As of December 31, 2025 and 2024, $114.0 million and $65.7 million, respectively, of our contract liabilities were recorded within other current liabilities with the remaining balance recorded within other long-term liabilities in the accompanying consolidated balance sheets.
Deferred Revenue
Deferred revenue is comprised mainly of unearned revenue related to product deferrals from contracts with acceptance clauses and, annual and multi-year PCS contracts. The following table summarizes the activity related to our deferred revenue (in millions):

	Year Ended December 31,
	2025	2024
Deferred revenue, beginning balance	$2,791.4	$1,506.2
Less: Revenue recognized from beginning balance	(1,691.5)	(860.2)
Add: Deferral of revenue in current period, excluding amounts recognized during the period	4,272.5	2,145.4
Deferred revenue, ending balance	$5,372.4	$2,791.4
Other Performance Obligations
Other performance obligations totaling $503.1 million as of December 31, 2025 include unbilled multi-year PCS and service contract amounts of $275.5 million and $227.6 million of binding contractual agreements with certain customers that are primarily related to future product shipments.
Revenue from Total Remaining Performance Obligations
Total revenue from our contract liabilities, deferred revenue and other performance obligations that is expected to be recognized in future periods was $6.1 billion as of December 31, 2025. Approximately 90% of this future revenue is expected to be recognized over the next two years and the remaining 10% is expected to be recognized during the third to the fifth year.
Other Income, Net
Other income, net consists of the following (in millions):

	Year Ended December 31,
	2025	2024	2023
Other income (expense), net:
Interest income	$383.4	$311.0	$152.4
Other income (expense)	10.2	9.5	12.3
Total other income, net	$393.6	$320.5	$164.7

4.    Acquisition, Goodwill and Acquisition-Related Intangible Assets
Acquisition and Goodwill
    On June 30, 2025, we completed the acquisition of the VeloCloud business ("VeloCloud") from Broadcom for total cash consideration of $300.0 million. VeloCloud's secure, AI-optimized cloud WAN portfolio provides seamless connectivity to customer sites of any type, complementing Arista's leading data center and campus wired/wireless portfolio. The preliminary purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date, included $268.4 million of intangible assets, $148.0 million of goodwill and $116.4 million of net tangible liabilities assumed as of June 30, 2025. A portion of the goodwill is deductible for tax purposes. The rest of the changes in the carrying value of goodwill for the year ended December 31, 2025 were not material.
Acquisition-Related Intangible Assets
Acquisition-related intangible assets, included in other assets, are subject to amortization on a straight-line basis over their estimated useful lives, as we believe this method most closely reflects the pattern in which the economic benefits of the assets will be consumed. The following table presents details of our acquisition-related intangible assets as of December 31, 2025 and 2024 (in millions, except for years):

	December 31, 2025				December 31, 2024
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4.0	$241.1	$(139.0)	$102.1	$154.9	$(119.2)	$35.7
Customer relationships	6.2	224.3	(48.9)	175.4	54.6	(29.5)	25.1
Trade name	4.5	24.9	(13.6)	11.3	12.4	(11.2)	1.2
Total	5.3	$490.3	$(201.5)	$288.8	$221.9	$(159.9)	$62.0
Amortization expense related to acquisition-related intangible assets was $41.6 million, $26.8 million and $33.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025, future estimated amortization expense related to the acquired-related intangible assets is as follows (in millions):

Years Ending December 31,	Future Amortization Expense
2026	$61.3
2027	57.4
2028	54.0
2029 and thereafter	116.1
Total	$288.8

5.    Commitments and Contingencies
Purchase Commitments
We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf. A significant portion of our purchase orders for finished goods and strategic components, including integrated circuits consigned to contract manufacturers, consists of non-cancellable commitments. Our purchase obligations also encompass software and technology licenses, property and equipment, and other corporate goods and services. As of December 31, 2025, we had non-cancellable purchase commitments not recorded on our balance sheet of $6.8 billion, of which $6.3 billion have confirmed receipt dates within 12 months, and $0.5 billion have confirmed receipt dates greater than 12 months. These open purchase orders are considered enforceable and legally binding, and while we may have some limited ability to reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services, this can only occur with the agreement of the related supplier.
We also had deposits to our contract manufacturers to secure our purchase commitments in the amount of $53.0 million and $95.8 million as of December 31, 2025 and 2024, respectively, which were recorded within prepaid expenses and other current assets, as well as other assets in the consolidated balance sheets.
Leases
We have operating lease arrangements for office space, data center, equipment and other corporate assets. As of December 31, 2025, we had lease payment obligations, net of immaterial sublease income, of $90.5 million, with $22.1 million payable within 12 months.
Property project
During the year ended December 31, 2021, we purchased land and the improvements thereon in Santa Clara, California to construct a building for office, lab and data center space. The estimated capital expenditures related to this project is expected to be approximately $170.0 million to $195.0 million through December 31, 2026 at which time construction is expected to be completed.
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
    We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2025, provisions recorded for contingent losses related to other claims and matters have not been significant. Based on currently-available information, management does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable, and believes these other matters are not likely, individually and in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows; however, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.
6.    Stockholders' Equity and Stock-Based Compensation
Stock Repurchase Program

In May 2025, we completed repurchases under the $1.2 billion Prior Repurchase Program and our board of directors authorized the $1.5 billion New Repurchase Program. This authorization allows us to repurchase shares of our common stock that will be funded from working capital. Repurchases may be made at management's discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchases, trading plans under Rule 10b5-1 of the Exchange Act, or a combination of the foregoing. The New Repurchase Program does not obligate us to acquire any of our common stock and may be suspended or discontinued by the Company at any time without prior notice. During the year ended December 31, 2025, we repurchased a total of $921.0 million of our common stock under our Prior Repurchase Program and $682.1 million of our common stock under our New Repurchase Program. As of December 31, 2025, the remaining authorized amount for stock repurchases under the New Repurchase Program was approximately $817.9 million.
A summary of the stock repurchase activities for the years ended December 31, 2025 and 2024 is as follows (in millions, except per share amounts):

	Year Ended December 31,
	2025	2024
Aggregate purchase price(1)	$1,603.1	$423.6
Shares repurchased	15.9	5.5
Average price paid per share(1)	$100.63	$77.13
(1) Aggregate purchase price and average price paid per share for the year of 2025 include costs associated with the repurchases but exclude the 1% excise tax accrued on our share repurchases as a result of the Inflation Reduction Act of 2022.
The aggregate purchase price of repurchased shares of our common stock is recorded as a reduction to retained earnings in our consolidated statements of stockholders' equity. All shares repurchased have been retired.
Equity Award Plan Activities
2014 Employee Stock Purchase Plan
In April 2014, the board of directors and stockholders approved the 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP became effective on the first day that our common stock was publicly traded. The number of shares reserved for issuance under the ESPP increases automatically on January 1 of each year by the number of shares equal to 1% of our shares outstanding as of the preceding December 31. This annual increase is subject to a maximum of 40 million shares and may be reduced or waived at the discretion of the board of directors. As of December 31, 2025, there remained 104.1 million shares available for issuance under the ESPP.
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
During the year ended December 31, 2025, we issued 0.7 million shares at an average purchase price of $67.27 per share under our ESPP.
2014 Equity Incentive Plan
On April 16, 2024, our board of directors adopted an amended and restated Arista Networks, Inc. 2014 Equity Plan ("Restated Plan"), effective April 17, 2024 ("Effective Date") subject to the approval of our stockholders, which was approved at the 2024 Annual Meeting of Stockholders on June 7, 2024.
    The Restated Plan provides for the grant of equity-based awards, including stock options, restricted stock units, restricted stock, stock appreciation rights, and performance awards. The share pool available under the prior version of the Company's 2014 Equity Incentive Plan ("Prior Plan") was extinguished, and the Restated Plan provides for a new share pool not to exceed (i) 52.8 million shares of our Common Stock (“Shares”), plus (ii) any Shares subject to awards under the Prior Plan that, on or after the Effective Date, expired or otherwise terminated without having been exercised in full, or that were forfeited to or repurchased by us, including net settlement of Shares subject to restricted stock units, with the maximum number of

Shares to be added to the Restated Plan as a result of clause (ii) equal to 40.2 million Shares. The Restated Plan’s terms are substantially similar to the Prior Plan’s terms, including with respect to treatment of equity awards in the event of a “change in control” as defined under the Restated Plan, but with certain modifications, including the elimination of the automatic “evergreen” share reserve increase provided for under the Prior Plan. As of December 31, 2025, there remained approximately 45.0 million shares available for grant under the Restated Plan.
Stock Option Activities
The following table summarizes the option activity under our stock plans and related information (in millions, except years and per share amounts):

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—December 31, 2024	3.1	$6.71	1.5	$320.9
Options granted	—	—
Options exercised	(2.2)	4.10
Options canceled	(0.1)	14.70
Balance—December 31, 2025	0.8	$12.93	2.7	$93.3
Vested and exercisable—December 31, 2025	0.8	$12.93	2.7	$93.3
We did not grant any stock options during the years ended December 31, 2025, 2024 and 2023. The aggregate intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was $211.0 million, $495.1 million and $525.3 million, respectively. The total fair value of options vested for the year ended December 31, 2025 was not material. The total fair value of options vested for the years ended December 31, 2024 and 2023 was approximately $5.6 million and $8.7 million, respectively.
Restricted Stock Unit (RSU) Activities
A summary of the RSU activity is presented below (in millions, except years and per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance—December 31, 2024	28.6	$45.46
RSUs granted	10.7	103.34
RSUs vested	(8.6)	37.98
RSUs forfeited/canceled	(2.6)	51.48
Unvested balance—December 31, 2025	28.1	$69.81
The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2025, 2024 and 2023 was $103.34, $72.61 and $39.49 per share, respectively. The total fair value of RSUs vested for the years ended December 31, 2025, 2024 and 2023 was approximately $310.1 million, $251.8 million, and $225.5 million, respectively.

Stock-Based Compensation Expense
The following table summarizes the stock-based compensation expense related to our equity awards (in millions):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$26.9	$15.8	$12.8
Research and development	260.7	211.8	172.2
Sales and marketing	104.1	78.8	71.1
General and administrative	47.5	49.0	40.7
Total stock-based compensation	$439.2	$355.4	$296.8
Determination of Fair Value
We record stock-based compensation on equity awards based on their fair value as of the grant date. We value RSUs at the closing market price of our common stock on the grant date. For option awards and ESPP offerings, we use the Black-Scholes option pricing model to determine fair value. We recognize such costs as compensation expense generally on a straight-line basis over the requisite service period of the award.
As of December 31, 2025, there were $1.5 billion of unrecognized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 4.3 years.
7.    Net Income Per Share
Basic net income per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding during the period, including potential common shares assuming the dilutive effect of outstanding stock options, restricted stock units, and the employee stock purchase plan using the treasury stock method. Potential common shares whose effect would have been antidilutive are excluded from the computation of diluted net income per share. The following table sets forth the computation of our basic and diluted net income per share attributable to common stockholders, as adjusted to give effect to the Stock Split (in millions, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Net income	$3,511.4	$2,852.1	$2,087.3
Basic weighted-average shares outstanding	1,258.0	1,256.3	1,237.4
Add weighted-average effects of dilutive securities:
Employee equity awards	17.7	24.8	31.1
Diluted weighted-average shares outstanding	1,275.7	1,281.1	1,268.5
Net income per share:
Basic	$2.79	$2.27	$1.69
Diluted	$2.75	$2.23	$1.65
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share attributable to common stockholders because their effects would have been anti-dilutive for the periods presented, as adjusted to give effect to the Stock Split (in millions):

	Year Ended December 31,
	2025	2024	2023
Employee equity awards	1.2	0.3	1.0

8.    Income Taxes
The components of income before provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Domestic	$3,369.6	$2,635.6	$1,977.7
Foreign	880.1	629.5	444.3
Income before income taxes	$4,249.7	$3,265.1	$2,422.0
The components of the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Current provision for income taxes:
Federal	$785.3	$751.3	$574.4
State	142.9	114.7	106.9
Foreign	122.1	39.8	24.2
Total current	1,050.3	905.8	705.5
Deferred tax expense (benefit):
Federal	(294.1)	(504.7)	(372.3)
State	(46.8)	(42.8)	(41.1)
Foreign	28.9	54.7	42.6
Total deferred tax expense (benefit)	(312.0)	(492.8)	(370.8)
Total provision for income taxes	$738.3	$413.0	$334.7
We adopted ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" on a prospective basis beginning with the year ended December 31, 2025. The following table presents required disclosure pursuant to ASU

2023-09 and reconciles the U.S. federal statutory income tax amount and rate to our total provision for income taxes amount and rate for the year ended December 31, 2025 (in millions except for percentages):

	Year Ended December 31, 2025
	Amount	Percent
U.S. federal statutory income tax rate	$892.4	21.00%
State tax, net of federal benefit[1]	76.3	1.80
Foreign Tax Effects
Ireland
Statutory tax rate difference between Ireland and US	(45.4)	(1.07)
Other	12.6	0.30
Other jurisdictions	(1.4)	(0.03)
Enactment of New Tax Laws	22.6	0.53
Effect of Cross Border Tax Laws
Net Controlled Foreign Corporation Tested Income	(32.6)	(0.77)
Other	2.3	0.05
Tax Credits
Research and Development Tax Credit	(54.8)	(1.29)
Nontaxable or Nondeductible Items
Stock-Based Compensation	(123.9)	(2.91)
Other	1.2	0.02
Changes in Unrecognized Tax Benefits	(11.0)	(0.26)
Total Provision for Income Taxes	$738.3	17.37%
(1) State taxes in Georgia, Kentucky and Missouri for 2025 made up the majority (greater than 50 percent) of the tax effect in the state tax category.

The following table presents the required disclosures prior to our adoption of ASU 2023-09 and reconciles the U.S. federal statutory income tax rate and our effective tax rate for the years ended December 31, 2024 and December 31, 2023 (in percentages):

	Year Ended December 31,
	2024	2023
U.S. federal statutory income tax rate	21.00%	21.00%
State tax, net of federal benefit	1.75	2.13
Taxes on foreign earnings differential	(2.38)	(1.96)
Tax credits	(2.79)	(2.74)
Stock-based compensation	(4.96)	(4.59)
Other, net	0.03	(0.03)
Effective tax rate	12.65%	13.81%
On July 4, 2025, the OBBB Act was signed into law in the U.S. This legislation contains a broad range of tax reform provisions affecting businesses. The full effects of the legislation on our annual effective tax rate and cash tax position are reflected in our twelve months ended December 31, 2025 period results.
Our provision for income taxes and effective tax rate increased for the year ended December 31, 2025, as compared to 2024. The increase in our income taxes was primarily associated with a decrease in tax benefits attributable to equity-based compensation. Excess tax benefits resulting from stock awards were $159.2 million, $212.3 million and $151.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are as follows (in millions) :

	December 31,
	2025	2024
Deferred tax assets:
Intangible assets	$244.9	$273.9
Reserves and accruals not currently deductible	146.4	135.2
Deferred revenue	1,130.8	566.3
Tax credits	134.0	130.2
Lease financing obligation	17.7	13.7
Capitalized research and development expenses	417.0	634.5
Stock-based compensation	53.4	38.6
Net operating losses	19.7	25.9
Other	2.8	3.6
Gross deferred tax assets	2,166.7	1,821.9
Valuation allowance	(195.8)	(179.8)
Total deferred tax assets	1,970.9	1,642.1
Deferred tax liabilities:
US tax on foreign earnings	(167.5)	(189.8)
Right of use asset	(15.7)	(11.6)
Other	(14.1)	(0.3)
Total deferred tax liabilities	(197.3)	(201.7)
Net deferred tax assets	$1,773.6	$1,440.4

The change in valuation allowance from December 31, 2024 to December 31, 2025 is substantially attributable to the uncertainty regarding the realizability of state deferred tax assets,
As of December 31, 2025, we had $210.1 million and $120.5 million of net operating loss carryforwards for federal and state income tax purposes, respectively, from acquisitions. These federal and state losses will begin to expire in 2028 and 2029, respectively. We do not have any material foreign net operating losses.
As of December 31, 2025, our state tax credit carryforwards for income tax purposes before valuation allowances were approximately $257.2 million, which can be carried over indefinitely. We have provided a valuation allowance of $195.8 million for deferred tax assets, primarily related to state carryforwards that we do not believe are more likely than not to be realized.
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

Income Taxes Paid
We have made tax payments and received refunds during the year ended December 31, 2025 as follows (in millions):

Year Ended December 31, 2025
U.S. Federal	$808.0
State:
Other	175.2
Foreign:
Ireland	90.3
Other	22.4
Foreign subtotal:	112.7
Total cash paid for income taxes (net of refunds)	$1,095.9
Uncertain Tax Positions
We recognize uncertain tax positions only to the extent that management believes that it is more likely than not that the position will be sustained. The reconciliation of the beginning and ending amount of gross unrecognized tax benefits as of December 31, 2025, 2024 and 2023 is as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Gross unrecognized tax benefits—beginning balance	$181.5	$163.3	$137.4
Increases related to tax positions taken in a prior year	8.2	0.3	4.7
Increases related to tax positions taken during current year	20.0	52.7	39.9
Decreases related to tax positions taken in a prior year	(2.6)	(8.6)	(0.5)
Decreases related to lapse of statute of limitations	(15.4)	(26.0)	(18.2)
Decreases related to settlements with taxing authorities	—	(0.2)	—
Gross unrecognized tax benefits—ending balance	$191.7	$181.5	$163.3
As of December 31, 2025, 2024 and 2023, the total amount of gross unrecognized tax benefits was $191.7 million, $181.5 million and $163.3 million, respectively, of which $100.7 million, $103.4 million and $90.0 million would affect our effective tax rate if recognized.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2025 and 2024, the net expense for interest and penalties and the recognized liability for interest and penalties were not material.
The statute of limitations for Federal and most states remains open for 2022 and forward. Some states have net operating loss and tax credit carryforwards, and therefore remain open to examination. Our foreign tax returns, where the statute of limitations have not yet lapsed, are open to audit in the respective foreign countries where the subsidiaries are located.
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

The CODM reviews the following significant segment expenses, which are presented separately on the Company’s consolidated statements of income: cost of revenue and operating expenses. Other segment items that are included in the calculation of the Company’s net income include other income (expense), net, which is further described in Note 3. Financial Statements Details and income taxes, which is further described in Note 8. Income Taxes. Other segment disclosures such as depreciation and amortization and stock-based compensation are disclosed in the Consolidated Statements of Cash Flows.
The following table represents revenue based on customers' shipping addresses (in millions):

	Year Ended December 31,
	2025	2024	2023
Americas(1)	$7,122.1	$5,729.0	$4,651.2
Europe, Middle East and Africa	1,070.3	713.2	671.0
Asia Pacific	813.3	560.9	538.0
Total revenue	$9,005.7	$7,003.1	$5,860.2
(1) Includes $7,063.8 million, $5,663.0 million and $4,541.5 million revenue generated from the U.S. for the three years ended December 31, 2025, 2024 and 2023, respectively
Long-lived assets, excluding intercompany receivables, investments in subsidiaries, investments in privately-held companies and deferred tax assets, net by location are summarized as follows (in millions):

	December 31,
	2025	2024
United States	$184.8	$83.5
International	18.3	15.3
Total	$203.1	$98.8

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Commission rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act, as amended, that occurred during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 framework). Based on that assessment, management concluded that, as of December 31, 2025, its internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
The effectiveness of our internal control over financial reporting, as of December 31, 2025, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audits our Consolidated Financial Statements, as stated in their report included in Item 8 of this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2025.

Item 9B. Other Information
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, each of the following directors and officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On November 14, 2025, Jayshree Ullal, our Chairperson and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of: (i) up to 5,726,000 shares of our common stock; and (ii) a number of shares of our common stock that may be earned in connection with grants of performance-based restricted stock units, which cannot be determined at this time. The duration of the trading arrangement is until February 20, 2027, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).
On November 21, 2025, Yvonne Wassenaar, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to an aggregate of 5,576 shares of our common stock. The duration of the trading arrangement is until February 26, 2027, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).
On December 11, 2025, Chantelle Breithaupt, our Senior Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of a number of shares of our common stock that may be earned in connection with grants of performance-based restricted stock units, which cannot be determined at this time. The duration of the trading arrangement is until December 31, 2026, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).
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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions and Director Independence
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14. Principal Accountant Fees and Services
Information required by this Item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
3.Exhibits
The exhibits listed in the following Exhibit Index are filed or incorporated by reference into this report:

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36468	3.1	8/8/2014
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36468	3.1	12/3/2024
3.3	Amended and Restated Bylaws of Arista Networks, Inc. dated September 5, 2025	8-K	001-36468	3.1	9/8/2025
4.1	Form of the Registrant's common stock certificate.	S-1/A	333-194899	4.1	4/21/2014
4.2	Description of Registrant’s securities registered under Section 12 of the Exchange Act					✓
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	10-Q	001-36468	10.1	11/1/2019
10.2 †	2004 Equity Incentive Plan.	S-1	333-194899	10.2	3/31/2014
10.3 †	2011 Equity Incentive Plan.	S-1	333-194899	10.3	3/31/2014
10.4 †	2014 Equity Incentive Plan.	10-K	001-36468	10.4	2/19/2025
10.5 †	2014 Employee Stock Purchase Plan.	10-K	001-36468	10.5	2/19/2025
10.6 **†	Offer Letter, dated October 17, 2004, by and between the Registrant and Kenneth Duda.	S-1	333-194899	10.6	3/31/2014
10.7 †	Offer Letter, dated August 1, 2008, by and between the Registrant and Jayshree Ullal.	S-1	333-194899	10.8	3/31/2014
10.8** †	Offer Letter, dated March 27, 2013, by and between the Registrant and Charles Giancarlo.	S-1	333-194899	10.9	3/31/2014
10.9 †	Employee Incentive Plan.	S-1/A	333-194899	10.21	4/21/2014
10.10 †	2015 Global Sales Incentive Plan.	10-Q	001-36468	10.3	5/5/2016
10.11** †	Form of offer letter, dated February 14, 2017, by and between the Registrant and John McCool.	10-Q	001-36468	10.3	5/8/2017
10.12 †	Form of Severance Agreement by and between the Registrant and John McCool.	10-Q	001-36468	10.4	5/8/2017
10.13 †	Awake Security, Inc. 2014 Equity Incentive Plan	S-8	333-249591	99.1	10/22/2020
10.14**†	Letter Agreement by and between the Company and Chantelle Breithaupt, dated October 15, 2023					✓
10.15**†	Severance Agreement by and between the Company and Chantelle Breithaupt					✓
10.16**†	Letter Agreement by and between the Company and Todd Nightingale, dated June 12, 2025	8-K	001-36468	10.1	6/16/2025
10.17**†	Severance Agreement by and between the Company and Todd Nightingale	8-K	001-36468	10.2	6/16/2025
10.18**†	Consulting Agreement between the Company and Marc Taxay, dated May 6, 2025	10Q	001-36468	10.3	8/6/2025
19.0	Insider Trading Policy	10-K	001-36468	19.0	2/19/2025
21.1	List of Subsidiaries of the Registrant.	10-K	001-36468	21.1	2/19/2025
23.1	Consent of Independent Registered Public Accounting Firm.					✓
24.1	Power of Attorney (contained on signature page hereto)					✓
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					✓
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.					✓
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					✓
97.1	Compensation Recovery Policy	10-K	001-36468	97.1	2/13/2024

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104.0	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)
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

ARISTA NETWORKS, INC.
(Registrant)
Dated:	February 13, 2026	By:	/s/ JAYSHREE ULLAL
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JAYSHREE ULLAL	Chief Executive Officer and Chairperson of the Board (Principal Executive Officer)	February 13, 2026
Jayshree Ullal
/s/ CHANTELLE BREITHAUPT	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 13, 2026
Chantelle Breithaupt
/s/ KENNETH DUDA	President, Chief Technology Officer, Director	February 13, 2026
Kenneth Duda
/s/ KELLY BATTLES	Director	February 13, 2026
Kelly Battles
/s/ LEWIS CHEW	Director	February 13, 2026
Lewis Chew
/s/ CHARLES GIANCARLO	Director	February 13, 2026
Charles Giancarlo
/s/ GREG LAVENDER	Director	February 13, 2026
Greg Lavender
/s/ DAN SCHEINMAN	Director	February 13, 2026
Dan Scheinman
/s/ MARK TEMPLETON	Director	February 13, 2026
Mark Templeton
/s/ YVONNE WASSENAAR	Director	February 13, 2026
Yvonne Wassenaar