Form 10-Q
period 2026-03-31
Arista Networks, Inc.
filed 2026-05-06
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of April 30, 2026 was 1,259,202,593.

ARISTA NETWORKS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ARISTA NETWORKS, INC.
Condensed Consolidated Balance Sheets
(In millions, except par value)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,789.5	$1,963.9
Marketable securities	9,563.7	8,779.1
Accounts receivable, net	1,923.8	1,886.9
Inventories	2,380.0	2,247.1
Prepaid expenses and other current assets	1,899.7	1,510.0
Total current assets	18,556.7	16,387.0
Property and equipment, net	250.3	203.1
Goodwill	416.1	416.1
Deferred tax assets	1,887.2	1,773.6
Other assets	546.2	668.8
TOTAL ASSETS	$21,656.5	$19,448.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$608.4	$651.7
Accrued liabilities	441.5	475.4
Deferred revenue	4,909.5	4,002.6
Other current liabilities	600.7	246.8
Total current liabilities	6,560.1	5,376.5
Deferred revenue, non-current	1,289.2	1,369.8
Other long-term liabilities	320.1	331.8
TOTAL LIABILITIES	8,169.4	7,078.1
Commitments and Contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100 shares authorized and no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value—4,000 shares authorized as of March 31, 2026 and December 31, 2025; 1,259.2 and 1,256.5 shares issued and outstanding as of March 31, 2026 and December 31, 2025	0.1	0.1
Additional paid-in capital	3,036.4	2,911.8
Retained earnings	10,469.9	9,446.6
Accumulated other comprehensive income (loss)	(19.3)	12.0
TOTAL STOCKHOLDERS’ EQUITY	13,487.1	12,370.5
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,656.5	$19,448.6

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Income Statements
(Unaudited, in millions, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue:
Product	$2,311.3	$1,692.5
Service	397.7	312.3
Total revenue	2,709.0	2,004.8
Cost of revenue:
Product	961.9	672.7
Service	70.3	56.0
Total cost of revenue	1,032.2	728.7
Gross profit	1,676.8	1,276.1
Operating expenses:
Research and development	343.7	266.4
Sales and marketing	141.6	116.6
General and administrative	33.7	34.3
Total operating expenses	519.0	417.3
Income from operations	1,157.8	858.8
Other income (expense), net	113.6	96.2
Income before income taxes	1,271.4	955.0
Provision for income taxes	248.5	141.2
Net income	$1,022.9	$813.8
Net income per share:
Basic	$0.81	$0.65
Diluted	$0.80	$0.64
Weighted-average shares used in computing net income per share:
Basic	1,257.7	1,260.0
Diluted	1,273.8	1,279.2

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in millions)

	Three Months Ended March 31,
	2026	2025
Net income	$1,022.9	$813.8
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	(2.6)	0.7
Available-for-sale investments:
Change in net unrealized gains (losses) on available-for-sale securities	(28.5)	10.6
Reclassification adjustment included in net income	(0.2)	—
Other comprehensive income (loss)	(31.3)	11.3
Comprehensive income	$991.6	$825.1

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in millions)

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at beginning of period	1,256.5	$0.1	$2,911.8	$9,446.6	$12.0	$12,370.5
Net income	—	—	—	1,022.9	—	1,022.9
Other comprehensive loss, net of tax	—	—	—	—	(31.3)	(31.3)
Stock-based compensation	—	—	120.9	—	—	120.9
Issuance of common stock in connection with employee equity incentive plans	2.9	—	29.9	—	—	29.9
Tax withholding paid for net share settlement of equity awards	(0.2)	—	(26.2)	—	—	(26.2)
Other	—	—	—	0.4	—	0.4
Balance at end of period	1,259.2	$0.1	$3,036.4	$10,469.9	$(19.3)	$13,487.1

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at beginning of period	1,261.3	$0.1	$2,465.4	$7,542.5	$(13.2)	$9,994.8
Net income	—	—	—	813.8	—	813.8
Other comprehensive income, net of tax	—	—	—	—	11.3	11.3
Stock-based compensation	—	—	93.0	—	—	93.0
Issuance of common stock in connection with employee equity incentive plans	4.3	—	28.1	—	—	28.1
Repurchase of common stock	(8.7)	—	—	(787.1)	—	(787.1)
Tax withholding paid for net share settlement of equity awards	(0.3)	—	(34.8)	—	—	(34.8)
Balance at end of period	1,256.6	$0.1	$2,551.7	$7,569.2	$(1.9)	$10,119.1

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in millions)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,022.9	$813.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23.3	13.8
Stock-based compensation	120.9	93.0
Deferred income taxes	(104.9)	(107.1)
Other	(3.4)	(12.1)
Changes in operating assets and liabilities:
Accounts receivable, net	(36.9)	(295.4)
Inventories	(133.0)	(122.7)
Other assets	(298.7)	(113.7)
Accounts payable	(35.6)	6.7
Deferred revenue	826.2	297.4
Income taxes, net	352.9	241.3
Other liabilities	(40.2)	(173.3)
Net cash provided by operating activities	1,693.5	641.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	739.9	799.2
Proceeds from sale of marketable securities	376.9	8.8
Purchases of marketable securities	(1,932.6)	(1,545.5)
Purchases of property and equipment	(54.5)	(28.4)
Other	5.0	—
Net cash used in investing activities	(865.3)	(765.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity plans	29.9	28.1
Tax withholding paid on behalf of employees for net share settlement	(26.2)	(34.8)
Repurchases of common stock	—	(787.1)
Other	(3.7)	—
Net cash used in financing activities	—	(793.8)
Effect of exchange rate changes	(2.6)	0.7
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	825.6	(917.3)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —Beginning of period	1,965.3	2,763.8
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$2,790.9	$1,846.5

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
Basis of Presentation and Principles of Consolidation
    The accompanying unaudited condensed consolidated financial statements include the accounts of Arista Networks, Inc. and our wholly-owned subsidiaries and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three months ended March 31, 2026, are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. All significant inter-company accounts and transactions have been eliminated. Certain reclassifications of prior period amounts were made in the current year to conform to the current period presentation.
    Our condensed consolidated financial statements and related financial information in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Use of Estimates
    The preparation of the accompanying consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Those estimates and assumptions include, but are not limited to, valuation of inventory and contract manufacturer/supplier liabilities, accounting for income taxes, including the recognition of deferred tax assets and liabilities, valuation allowance on deferred tax assets and reserves for uncertain tax positions, and revenue recognition and deferred revenue. We evaluate our estimates and assumptions based on historical experience and other factors and adjust these estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from these estimates.
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

2.    Fair Value Measurements
Assets measured at fair values on a recurring basis
    We measure and report our cash equivalents, restricted cash, and available-for-sale marketable securities at fair value on a recurring basis. We use a fair value hierarchy to measure fair value, maximizing the use of observable inputs. The three-tiers of the fair value hierarchy are as follows: Level I—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date, Level II—Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities, and Level III—Inputs that are generally unobservable and typically reflect management's estimate of assumptions that market participants would use in pricing the asset or liability. We don't have any level III financial assets measured at fair value on a recurring basis. The following tables summarize the fair value of these financial assets by significant investment category and their levels within the fair value hierarchy (in millions):

	March 31, 2026				December 31, 2025
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Financial Assets:
Cash Equivalents:
Money market funds	$973.2	$—	$—	$973.2	$1,174.8	$—	$—	$1,174.8
Commercial paper	—	63.7	—	63.7	—	29.8	—	29.8
Corporate bonds	—	—	—	—	—	6.6	—	6.6
U.S. government notes	48.4	—	—	48.4	124.9	—	—	124.9
Agency securities	—	20.0	—	20.0	—	—	—	—
	1,021.6	83.7	—	1,105.3	1,299.7	36.4	—	1,336.1
Marketable Securities:
Commercial paper	—	311.1	—	311.1	—	83.0	—	83.0
U.S. government notes	2,728.1	—	—	2,728.1	2,854.3	—	—	2,854.3
Corporate bonds	—	5,059.7	—	5,059.7	—	4,329.7	—	4,329.7
Municipal bonds	—	14.5	—	14.5	—	14.5	—	14.5
Agency securities	—	1,450.3	—	1,450.3	—	1,497.6	—	1,497.6
	2,728.1	6,835.6	—	9,563.7	2,854.3	5,924.8	—	8,779.1
Other Assets:
Money market funds - restricted cash	1.4	—	—	1.4	1.4	—	—	1.4
Total Financial Assets	$3,751.1	$6,919.3	$—	$10,670.4	$4,155.4	$5,961.2	$—	$10,116.6
    During the three months ended March 31, 2026, the Company did not make any transfers between the levels of the fair value hierarchy.
    The following table summarizes the amortized cost, unrealized gains and losses, and fair value of our debt securities measured at fair value on a recurring basis (in millions):

	March 31, 2026				December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$374.8	$—	$—	$374.8	$112.8	$—	$—	$112.8
U.S. government	2,777.5	2.8	(3.8)	2,776.5	2,970.4	8.8	—	2,979.2
Corporate bonds	5,066.3	4.7	(11.3)	5,059.7	4,321.2	16.0	(0.9)	4,336.3
Municipal bonds	14.5	—	—	14.5	14.5	—	—	14.5
Agency securities	1,474.1	0.6	(4.4)	1,470.3	1,495.5	2.7	(0.6)	1,497.6
Total	$9,707.2	$8.1	$(19.5)	$9,695.8	$8,914.4	$27.5	$(1.5)	$8,940.4
    For debt securities in unrealized loss positions, it is not likely that we will be required to sell such securities before recovery of their amortized cost basis nor do we have the intent to sell such securities before maturity. We invest in debt securities that have maximum maturities of three years that are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these debt securities, the more susceptible they are to changes in market interest rates and bond yields. Given the relatively short-term and conservative nature of our portfolio, our debt securities are generally not subject to credit risk; therefore, we did not recognize any credit losses or non-credit-related impairments related to such securities for the three months ended March 31, 2026. All unrealized gains or losses were recognized in other comprehensive income (loss). Realized gains or losses were immaterial for the three months ended March 31, 2026.
    The following table is an analysis of our debt securities in unrealized loss positions (in millions):

	March 31, 2026
	Unrealized Losses within 12 months		Unrealized Losses 12 months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$10.0	$—	$—	$—	$10.0	$—
U.S. government notes	1,560.6	(3.8)	10.0	—	1,570.6	(3.8)
Corporate bonds	2,925.3	(11.3)	6.0	—	2,931.3	(11.3)
Municipal bonds	11.4	—	—	—	11.4	—
Agency securities	1,053.0	(4.4)	—	—	1,053.0	(4.4)
Total	$5,560.3	$(19.5)	$16.0	$—	$5,576.3	$(19.5)
     As of March 31, 2026, we had no marketable debt securities with contractual maturities that exceeded three years. The fair values of marketable debt securities, by remaining contractual maturities, are as follows (in millions):

March 31, 2026
Fair Value
Due in 1 year or less	$3,501.6
Due in 1 to 3 years	6,062.1
Total debt securities	$9,563.7
    The weighted-average remaining duration of our marketable debt securities is approximately 1.4 years as of March 31, 2026. As we view these marketable debt securities as available to support current operations, we classify marketable debt securities with maturities beyond 12 months as current assets under the caption "Marketable securities" on the condensed consolidated balance sheets.

3.    Financial Statements Details
Inventories
    Inventories consist of the following (in millions):

	March 31, 2026	December 31, 2025
Raw materials	$811.1	$611.2
Finished goods(1)	1,568.9	1,635.9
Total inventories	$2,380.0	$2,247.1
(1) The balance includes evaluation inventory totaling $525.7 million and $403.7 million as of March 31, 2026 and December 31, 2025, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in millions):

	March 31, 2026	December 31, 2025
Deferred cost of goods sold(1)	$1,546.5	$1,197.0
Other prepaid expenses and deposits	353.2	313.0
Total prepaid expenses and other current assets	$1,899.7	$1,510.0
(1) The increase in the quarter ended March 31, 2026 was driven by a corresponding increase in deferred product revenue.
Property and Equipment, net
    Property and equipment, net consists of the following (in millions):

	March 31, 2026	December 31, 2025
Land	$47.3	$47.3
Equipment and machinery	199.4	188.3
Computer hardware and software	66.3	66.2
Leasehold improvements	38.2	38.4
Furniture and fixtures	3.7	3.7
Construction-in-process	151.8	107.9
Property and equipment, gross	506.7	451.8
Less: accumulated depreciation	(256.4)	(248.7)
Property and equipment, net	$250.3	$203.1
Contract Liabilities, Deferred Revenue and Other Performance Obligations
Contract Liabilities
    A contract liability is recognized when we have received customer payments in advance of our satisfaction of a performance obligation under a cancellable contract. The following table summarizes the activity related to our contract liabilities (in millions):

	Three Months Ended March 31,
	2026	2025
Contract liabilities, beginning balance	$250.1	$160.8
Less: Revenue recognized from beginning balance	(17.6)	(12.9)
Add: Contract liabilities recognized, net	41.2	12.6
Contract liabilities, ending balance	$273.7	$160.5
    As of March 31, 2026 and December 31, 2025, $131.0 million and $114.0 million of our contract liabilities, respectively, were included in "Other current liabilities" with the remaining balances included in "Other long-term liabilities" on the condensed consolidated balance sheets.

Deferred Revenue
    Deferred revenue is comprised mainly of unearned revenue related to multi-year post-contract support ("PCS") contracts and product deferrals related to contracts with acceptance clauses. The following table summarizes the activity related to our deferred revenue (in millions):

	Three Months Ended March 31,
	2026	2025
Deferred revenue, beginning balance	$5,372.4	$2,791.4
Less: Revenue recognized from beginning balance	(1,264.4)	(418.3)
Add: Deferral of revenue in current period, excluding amounts recognized during the period	2,090.7	715.7
Deferred revenue, ending balance	$6,198.7	$3,088.8
Other Performance Obligations
    Other performance obligations totaling $1.2 billion as of March 31, 2026 include unbilled multi-year PCS and service contract amounts of $264.6 million, and $968.4 million of binding contractual agreements with certain customers that are primarily related to future product shipments.
Revenue from Total Remaining Performance Obligations
    Total revenue from our contract liabilities, deferred revenue and other performance obligations that is expected to be recognized in future periods amounts to $7.7 billion as of March 31, 2026. Approximately 91% of this future revenue is expected to be recognized over the next two years and the remaining 9% is expected to be recognized during the third to the fifth year.
Other Income (Expense), net
    Other income (expense), net consists of the following (in millions):

	Three Months Ended March 31,
	2026	2025
Interest income	$109.2	$90.2
Other income (expense), net	4.4	6.0
Total	$113.6	$96.2

4.    Acquisition
On June 30, 2025, we completed the acquisition of the VeloCloud business ("VeloCloud") from Broadcom for total cash consideration of $300.0 million. VeloCloud's secure, AI-optimized cloud WAN portfolio provides seamless connectivity to customer sites of any type, complementing Arista's leading data center and campus wired/wireless portfolio. The preliminary purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date, included $268.4 million of intangible assets, $148.0 million of goodwill and $116.4 million of net tangible liabilities assumed as of June 30, 2025. A portion of the goodwill is deductible for tax purposes. There was no change in the carrying value of goodwill for the three months ended March 31, 2026.
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

	March 31, 2026				December 31, 2025
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3.8	$241.1	$(145.9)	$95.2	$241.1	$(139.0)	$102.1
Customer relationships	5.9	224.3	(56.6)	167.7	224.3	(48.9)	175.4
Trade name	4.3	24.9	(14.3)	10.6	24.9	(13.6)	11.3
Total	5.1	$490.3	$(216.8)	$273.5	$490.3	$(201.5)	$288.8
Future estimated amortization expense related to acquisition-related intangible assets is as follows (in millions):

Future Amortization Expense
Remainder of 2026	$46.0
2027	57.4
2028	54.0
2029	23.6
2030 and thereafter	92.5
Total	$273.5

5.    Commitments and Contingencies
Purchase Commitments
    We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf. A significant portion of our purchase orders for finished goods and strategic components, including integrated circuits consigned to contract manufacturers, consists of non-cancellable commitments. Our purchase obligations also encompass software and technology licenses, property and equipment, and other corporate goods and services. As of March 31, 2026, we had non-cancellable purchase commitments not recorded on our balance sheet of $8.9 billion, of which $7.6 billion have expected receipt dates within 12 months, and $1.3 billion have expected receipt dates greater than 12 months. These open purchase orders are considered enforceable and legally binding, and while we may have some limited ability to reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services, this can only occur with the agreement of the related supplier.
    We also had deposits to our contract manufacturers to secure our purchase commitments in the amount of $95.5 million and $53.0 million as of March 31, 2026 and December 31, 2025, respectively, which were recorded within prepaid expenses and other current assets, as well as other assets in the condensed consolidated balance sheets.
Property Project
During the year ended December 31, 2021, we purchased land and the improvements thereon in Santa Clara, California to construct a building for office, lab and data center space. As of March 31, 2026, the estimated remaining capital expenditures related to this project are expected to be approximately $130.0 million to $150.0 million through the end of fiscal 2026 when we expect construction to be completed.
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
    We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2026, provisions recorded for contingent losses related to other claims and matters have not been significant. Based on currently-available information, management does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable, and believes these other matters are not likely, individually and in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows; however, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.
6.    Stockholders’ Equity and Stock-Based Compensation
Stock Repurchase Programs
In May 2025 our board of directors authorized a $1.5 billion stock repurchase program (the “Repurchase Program”). This authorization allows us to repurchase shares of our common stock that will be funded from working capital. Repurchases may be made at management's discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchases, trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or a combination of the foregoing. The Repurchase Program does not obligate us to acquire any of our common stock and may be suspended or discontinued by the Company at any time without prior notice. We did not repurchase any shares during the three months ended March 31, 2026. As of March 31, 2026, the remaining authorized amount for repurchases under the Repurchase Program was $817.9 million.

Equity Award Plan Activities
Restricted Stock Unit (RSU) Activities
    A summary of the RSU activity is presented below (in millions, except years and per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested balance—December 31, 2025	28.1	$69.81
RSUs granted	1.0	133.67
RSUs vested	(2.4)	56.14
RSUs forfeited/canceled	(0.4)	62.41
Unvested balance—March 31, 2026	26.3	$73.50
Stock-Based Compensation Expense
    The following table summarizes the stock-based compensation expense related to our equity awards (in millions):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$7.0	$5.5
Research and development	72.2	57.0
Sales and marketing	29.8	19.9
General and administrative	11.9	10.6
Total stock-based compensation	$120.9	$93.0
    As of March 31, 2026, there were $1.5 billion of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 4.2 years.
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

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$1,022.9	$813.8
Denominator:
Basic weighted-average shares outstanding	1,257.7	1,260.0
Add weighted-average effect of dilutive securities:
Employee equity awards	16.1	19.2
Diluted weighted-average shares outstanding	1,273.8	1,279.2
Net income per share:
Basic	$0.81	$0.65
Diluted	$0.80	$0.64

    The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share for the periods presented because their effect would have been anti-dilutive for the periods presented (in millions):

	Three Months Ended March 31,
	2026	2025
Employee equity awards	0.7	0.9

8.    Income Taxes (in millions, except percentages)

	Three Months Ended March 31,
	2026	2025
Income before income taxes	$1,271.4	$955.0
Provision for income taxes	248.5	141.2
Effective tax rate	19.5%	14.8%
The increase in the effective tax rate in the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to a decrease in tax benefits attributable to equity-based compensation.
9.    Segment and Geographical Information
We operate as one reportable segment. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies. Our chief operating decision maker ("CODM") is our Chief Executive Officer and Chairperson of the Board, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The financial information reviewed by the CODM reflects quarterly and year-to-date operating results, with a primary focus on revenue, gross margin, operating margin and net income as reported on the consolidated statements of income. Consolidated financial information is used by the CODM to evaluate performance and make decisions regarding resource allocation and other strategic initiatives. This consolidated financial information is also what is used to establish and approve operating budgets and forecasts. The measure of segment assets is reported on the consolidated balance sheets in total. There was no change for each of the periods presented in the measurement methods used to determine reported segment profit and loss.
The CODM reviews cost of revenue and operating expenses, which are presented as separate line items on the Company’s consolidated statements of income. Other segment items that are included in the calculation of the Company’s net income include other income (expense), net, which is further described in Note 3. Financial Statements Details, and income taxes, which is further described in Note 8. Income Taxes. Other segment disclosures such as depreciation and amortization and stock-based compensation are disclosed in the Consolidated Statements of Cash Flows.
    The following table represents revenue based on customers’ shipping addresses (in millions):

	Three Months Ended March 31,
	2026	2025
Americas(1)	$2,290.1	$1,598.5
Europe, Middle East and Africa	235.0	174.6
Asia-Pacific	183.9	231.7
Total revenue	$2,709.0	$2,004.8
(1) Includes $2,272.1 million and $1,581.5 million revenue generated from the U.S. for the three months ended March 31, 2026 and March 31, 2025, respectively.

    Long-lived assets, net, excluding intercompany receivables, investments in subsidiaries, investments in privately-held companies and deferred tax assets, by location are summarized as follows (in millions):

	March 31, 2026	December 31, 2025
United States	$228.8	$184.8
International	21.5	18.3
Total	$250.3	$203.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
    You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K filed with the SEC. This Quarterly Report on Form 10-Q contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. The words “believe,” “may,” “will,” “potentially,” "likely" “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” "should", “project,” “plan,” “predict,” “expect,” the negative of any of these words and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to statements concerning the following: our ability to retain and increase sales to existing customers and attract new customers, including large and government customers; our expectation that we will derive substantially all of our product revenue from sales of our switching and routing platforms for the foreseeable future; our relationships with and expectations concerning third parties, including, but not limited to our large customers, suppliers, distributors, systems integrators, channel partners and value-added resellers; our expectations regarding the growth of our revenue, including variability in sales and revenue concentration and timing, and the development and sale of next-generation versions of our switches; our plans to continue to expand our sales force, marketing activities and relationships with channel, technology and system-level partners; our expectation that our sales and marketing expenses will increase in absolute dollars as we expand our sales and marketing efforts worldwide; our expectation that our results of operations will vary from period to period, including the potential impact on our results of operations of the timing and size of our investments to introduce new products and services and to enhance our existing platform; our expectations related to our inventory and purchase commitments; the potential impacts of tightening supply conditions and our ability to manage such supply chain constraints, particularly in the memory and silicon markets; actions we might take related to our supply of components, such as our expectation that we will continue to issue non-cancellable and non-returnable purchase orders; our expectation that our gross margin will fluctuate over time and the factors influencing such expectation; our plans to invest in the business, including in research and development; market trends, including our expectation that large system vendors will continue to combine cloud-focused hardware and software solutions as an alternative to our products; our expectation of increased competition and our ability to compete effectively; our expectation that our business will continue to be subject to new and changing legal and regulatory obligations, particularly related to AI, privacy, data protection, cybersecurity and the environment; our belief that no potential litigation-related liabilities are likely to have a material adverse effect on our financial position, results of operations or cash flows; our belief that we will not pay any cash dividends in the foreseeable future; the potential amount of capital expenditures related to our new building in Santa Clara; and our belief that our existing cash, cash equivalents and marketable securities, together with cash flow from operations, will be sufficient to meet our working capital requirements and our growth strategies for the foreseeable future. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. You should not place undue reliance on our forward-looking statements.
Overview
    In a world where data is increasingly a precious commodity and competitive differentiator, Arista was founded to enable our customers to access all their centers of data in the quickest, most reliable, and secure manner. Over the last two decades, we have established ourselves as an industry leader in data-driven, client-to-cloud networking-as-a-service. Our “Centers of Data” strategy is a fundamental pivot from legacy, siloed networking to a unified, data-driven approach in which the network is a service that interconnects four primary domains: AI Centers, Data Centers, Campus Centers, and WAN Centers. Anchored by Arista’s state-oriented Extensible Operating System (EOS) and Network Data Lake (NetDL), our network-as-a-service platform delivers a seamless, consolidated networking experience regardless of data location.
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

Our strategic differentiation enables us to deliver a comprehensive suite of products and services to a global scale. Through our network-as-a-service approach, we empower customers to seamlessly leverage their data across our entire platform. By combining world-class engineering with continuous innovation, we provide the predictable performance and simplicity needed to turn data into a sustainable competitive advantage in today’s AI-driven world.
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
Historically, a limited number of customers have accounted for a significant portion of our revenue. Two of our customers accounted for more than 10% of our total revenue in each of the last three years. Sales to one end customer represented 16%, 15%, and 21% of our total revenue, and sales to the other end customer represented 26%, 20%, and 18% of our total revenue for the years ended December 31, 2025, 2024, and 2023, respectively. We have experienced unpredictability in the timing of orders from our high-volume customers, primarily due to the inherent complexity of large-scale orders and fluctuations in their specific demand. This includes reductions or shifts in their capital expenditure budgets, as well as the impact of their internal cost-reduction and efficiency initiatives. Furthermore, variability in customer concentration is driven by the timing of new product deployments, customer spending cycles, and the extensive periods required for evaluation, testing, and qualification. We expect this variability in concentration and sales timing to continue on both a quarterly and annual basis. Additionally, the pricing discounts typically required for these large-scale orders adversely impact our gross margins.
We believe an increased focus on the deployment of AI-enabled solutions by our large customers has accelerated the need for advanced technology offerings, including some offerings from potential new market entrants. This prioritization and acceleration of AI related infrastructure investment has, at times, come in conjunction with a reduction or changes in the mix of previously planned purchases and various cost reduction measures by these customers, including optimization and increased efficiency in non-AI related capital expenditures. In addition, although the focus on deployment of AI-enabled solutions has driven increased demand for networking, the long-term trajectory is unknown. As such, demand estimates for our new products are difficult to forecast and can create volatility in our revenue. We remain in a period of new product introductions and expanded use cases, particularly in the AI Ethernet market. This has resulted in increased customer trials and contracts with acceptance periods, and an increase in the volatility and magnitude of our evaluation inventory and product deferred revenue balances, which in turn may create variability in our revenue results on a quarterly and annual basis. In addition, if we are not able to satisfy the requirements under customer trials or contracts with acceptance periods, we may be required to accept product returns from our customers, which would prevent us from recognizing revenue on such transactions and may result in the write-down of inventory.
Macroeconomic Update
Global economic and business activities continue to face widespread macroeconomic uncertainties, including the effects of, among other things, inflation, monetary policy shifts, recession risks, supply constraints and potential supply chain disruptions, changes in government administration policy positions, and geopolitical pressures, including the war in Iran and international trade measures and tariff uncertainty.
Management is actively collaborating with contract manufacturers and suppliers to optimize our supply chain in response to component constraints, evolving international trade policies, and tariff uncertainties. Ongoing supply constraints and future trade measures have and could continue to adversely affect our supply chain stability and increase our product costs. We are maintaining a disciplined fulfillment cadence to ensure reliable inventory deployment. As we build capacity to meet escalating demand, we are shipping products against previously committed demand/deployment plans and accelerating some shipments as needed. Simultaneously, we are balancing customers’ requirements and lead times against the availability and lead times of key components and products from our suppliers and contract manufacturers. Given the timing and prioritization of customer orders and shipment patterns, as well as the timing and outcome of customer trials and contracts with acceptance periods, near term revenue trends may not be reflective of current demand levels and may benefit from demand/deployment plans that have been previously committed.
In addition, we expect inventory and purchase commitments to remain elevated and subject to volatility as a result of new product introductions, shifts in customer demand, and fluctuations in supplier lead times. This volatility creates a heightened risk of excess or obsolete inventory and supplier liability charges. Simultaneously, supply chain inflation and material scarcity, such as the tightening of supply conditions in the memory and silicon markets, have continued to put pressure on our gross margin. If tariff or non-tariff measures escalate, and/or if supply conditions worsen and we are unable to pass on these costs to customers, our gross margins could be further impacted. Additionally, broader macroeconomic instability could negatively affect demand. Given these unpredictable factors, current financial conditions discussed herein may not be indicative of future operating results and trends.
Results of Operations
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Revenue, Cost of Revenue and Gross Margin (in millions, except percentages)

	Three Months Ended March 31,
	2026	2025	Change in
	$	$	$	%
Revenue
Product	$2,311.3	$1,692.5	$618.8	36.6%
Service	397.7	312.3	85.4	27.3
Total revenue	2,709.0	2,004.8	704.2	35.1
Cost of revenue
Product	961.9	672.7	289.2	43.0
Service	70.3	56.0	14.3	25.5
Total cost of revenue	1,032.2	728.7	303.5	41.6
Gross profit	$1,676.8	$1,276.1	$400.7	31.4%
Gross margin	61.9%	63.7%

Revenue by Geography (in millions, except percentages)

	Three Months Ended March 31,
	2026	% of Total	2025	% of Total
Americas	$2,290.1	84.5%	$1,598.5	79.7%
Europe, Middle East and Africa	235.0	8.7	174.6	8.7
Asia-Pacific	183.9	6.8	231.7	11.6
Total revenue	$2,709.0	100.0%	$2,004.8	100.0%
Revenue
    Product revenue primarily consists of sales of our switching and routing products, and related network applications. Service revenue is primarily derived from sales of PCS, which are typically purchased in conjunction with our products, and subsequent renewals of those contracts. Our revenue may vary from period to period based on, among other things, customer demand, industry and customer cyclicality, the timing, size, and complexity of orders, especially with respect to our large customers, and the time it takes for customers to evaluate, test, qualify and accept our products and services.
    Product revenue increased by $618.8 million, or 36.6% for the three months ended March 31, 2026, compared to the same period in 2025. This increase reflects healthy customer demand and higher shipments of our switching and routing platforms across our customer base. In addition, service revenue increased by $85.4 million, or 27.3% for the three months ended March 31, 2026, compared to the same period in 2025, as a result of continued growth in initial and renewal support contracts as our customer installed base has continued to expand. Non-Americas revenue represented 15.5% of total revenue for the three months ended March 31, 2026, decreasing from 20.3% for the same period in the prior year, which was primarily influenced by changes in the geographic mix of sales to our large global customers.
Cost of Revenue and Gross Margin
    Cost of product revenue primarily consists of amounts paid for inventory to our third-party contract manufacturers and merchant silicon vendors, overhead costs of our manufacturing operations, including freight and tariffs, and other costs associated with manufacturing our products and managing our inventory and supply chain. Cost of service revenue primarily consists of personnel and other costs associated with our global customer support and services organizations.
    Cost of revenue increased by $303.5 million, or 41.6% for the three months ended March 31, 2026, compared to the same period in 2025. These increases were primarily driven by a corresponding increase in product and service revenues.
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
    Gross margin decreased from 63.7% to 61.9% for the three months ended March 31, 2026, compared to the same period in 2025. The decrease was primarily driven by an increased proportion of our sales to large end customers who generally receive higher discounts.
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

	Three Months Ended March 31,
	2026	2025	Change in
	$	$	$	%
Operating expenses:
Research and development	$343.7	$266.4	$77.3	29.0%
Sales and marketing	141.6	116.6	25.0	21.4
General and administrative	33.7	34.3	(0.6)	(1.7)
Total operating expenses	$519.0	$417.3	$101.7	24.4%
Research and development
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
    Research and development expenses increased by $77.3 million, or 29.0% for the three months ended March 31, 2026, compared to the same period in 2025. The increase for the three months periods was primarily driven by a $10.9 million increase in personnel costs due to headcount growth, and a $52.1 million increase in new product introduction costs.
Sales and marketing
    Sales and marketing expenses consist primarily of personnel costs, marketing, trade shows, and other promotional activities, and an allocated portion of facility and IT costs. We expect our sales and marketing expenses to increase in absolute dollars as we continue to expand our sales and marketing efforts worldwide.
    Sales and marketing expenses increased by $25.0 million, or 21.4% for the three months ended March 31, 2026, compared to the same period in 2025, which was primarily driven by increased personnel costs due to headcount growth.
General and administrative
    General and administrative expenses consist primarily of personnel costs and professional services costs for our finance, human resources, legal and certain executive functions. Our professional services costs are primarily related to external legal, accounting and tax services.
    General and administrative expenses decreased slightly by $0.6 million, or 1.7% for the three months ended March 31, 2026, compared to the same period in 2025.
Other Income (Expense), Net (in millions, except percentages)
    Other income (expense), net consists primarily of interest income from our cash, cash equivalents and marketable securities. We expect other income (expense), net may fluctuate in the future as a result of changes in interest rates and changes in our cash, cash equivalents and marketable securities balances.

	Three Months Ended March 31,
	2026	2025	Change in
	$	$	$	%
Other income (expense), net:
Interest income	$109.2	$90.2	$19.0	21.1%
Other income (expense), net	4.4	6.0	(1.6)	(26.7)
Total other income (expense), net	$113.6	$96.2	$17.4	18.1%
    The favorable movement in other income (expense), net, during the three months ended March 31, 2026, compared to the same period in 2025 was primarily driven by increased interest income of $19.0 million due to an increase in our cash and marketable securities balances.
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

	Three Months Ended March 31,
	2026	2025	Change in
	$	$	$	%
Income before income taxes	$1,271.4	$955.0	$316.4	33.1%
Provision for income taxes	248.5	141.2	107.3	76.0%
Effective tax rate	19.5%	14.8%
The increase in the effective tax rate in the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to a decrease in tax benefits attributable to equity-based compensation.
Liquidity and Capital Resources
    Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of March 31, 2026, our total balance of cash, cash equivalents and marketable securities was approximately $12.4 billion, of which approximately $377.0 million was held outside the U.S. in our foreign subsidiaries.
    Our cash, cash equivalents and marketable securities are held for general business purposes, including the funding of working capital. Our marketable securities investment portfolio is primarily invested in highly-rated securities, with the primary objective of minimizing the potential risk of principal loss. We plan to continue to invest for long-term growth. We believe that our existing balances of cash, cash equivalents and marketable securities, together with cash generated from operations, will be sufficient to meet our working capital requirements and our growth strategies for at least the next 12 months and thereafter for the foreseeable future. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced product and service offerings, our costs associated with supply chain activities, including access to outsourced manufacturing, our costs related to investing in or acquiring complementary or strategic businesses and technologies, the continued market acceptance of our products, stock repurchases, and capital expenditures, including the ongoing construction of a building for office, lab and data center space. In addition, we expect that our inventory and purchase commitments to remain elevated and subject to volatility as we ramp new product introductions. In particular, we have increased our purchase commitments to respond to the rapid deployment of AI networks, and to navigate the tightening supply within the memory and silicon markets and reduce overall lead times, which will increase our working capital requirements in the future. We regularly review our liquidity and funding sources to support our long-term growth and capital needs.

Cash Flows (in millions)

	Three Months Ended March 31,
	2026	2025
Cash provided by operating activities	$1,693.5	$641.7
Cash used in investing activities	(865.3)	(765.9)
Cash used in financing activities	—	(793.8)
Effect of exchange rate changes	(2.6)	0.7
Net increase (decrease) in cash, cash equivalents and restricted cash	$825.6	$(917.3)
Cash Flows from Operating Activities
    During the three months ended March 31, 2026, cash provided by operating activities was $1.7 billion, consisting of net income of $1.0 billion, a net decrease of $634.7 million in working capital requirements, and non-cash adjustments to net income of $35.9 million. The decrease in working capital requirements primarily consisted of an increase in deferred revenue of $826.2 million primarily resulting from an increase in customer PCS contracts and an increase in product deferred revenue related to customer contracts with acceptance terms, and a $352.9 million increase in income tax payables related to timing of payments. These cash inflows were partially offset by a $298.7 million increase in other assets driven by increased deferred cost of sales associated with higher product revenue deferrals, and a $133.0 million increase in inventory. The non-cash adjustments to net income were driven by stock-based compensation of $120.9 million, and offset by a $104.9 million increase in deferred taxes primarily due to the increase in deferred revenue.
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
Cash Flows from Investing Activities
    During the three months ended March 31, 2026, cash used in investing activities was $0.9 billion, consisting of purchases of marketable securities of $1.9 billion. These amounts were partially offset by proceeds from maturities and sales of marketable securities of $1.1 billion.
    During the three months ended March 31, 2025, cash used in investing activities was $765.9 million, consisting of purchases of marketable securities of $1,545.5 million. These amounts were partially offset by proceeds from maturities and sales of marketable securities of $808.0 million.
Cash Flows from Financing Activities
    During the three months ended March 31, 2026, net cash used in financing activities was negligible as proceeds from the issuance of stock under equity incentive plans was wholly offset by taxes paid under equity incentive and stock repurchase plans.
    During the three months ended March 31, 2025, cash used in financing activities was $793.8 million, consisting of payments for repurchases of our common stock from the open market of $787.1 million.
Stock Repurchase Programs
    From time to time, we repurchase shares of our common stock pursuant to repurchase programs that are funded from working capital. In May 2025, our board of directors authorized a $1.5 billion stock repurchase program (the "Repurchase Program"). The Repurchase Program does not obligate us to acquire any of our common stock and may be suspended or discontinued by the Company at any time without prior notice. We did not repurchase any shares during the three months ended March 31, 2026. As of March 31, 2026, the remaining authorized amount for repurchases under the Repurchase Program was $817.9 million. Refer to Note 6. Stockholders' Equity and Stock-Based Compensation of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for further discussion.

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
    Our material cash requirements include the following contractual and other obligations:
Purchase Obligations
    We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf. A significant portion of our purchase orders for finished goods and strategic components, including integrated circuits consigned to contract manufacturers, consists of non-cancellable commitments. Our purchase obligations also encompass software and technology licenses, property and equipment, and other corporate goods and services. As of March 31, 2026, we had $8.9 billion of such purchase obligations, of which $7.6 billion are expected to be received within one year, and $1.3 billion are expected to be received after one year. These open purchase orders are considered enforceable and legally binding, and while we may have some limited ability to reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services, this can only occur with the agreement of the related supplier.
Property Project
In 2021, we purchased land and the improvements thereon in Santa Clara, California to construct a building for office, lab and data center space. As of March 31, 2026, the estimated remaining capital expenditures related to this project are expected to be approximately $130.0 million to $150.0 million through the end of fiscal 2026 when we expect construction to be completed.
Off-balance Sheet Arrangements
    As of March 31, 2026, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Estimates
    Our management’s discussion and analysis of financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected. We believe the critical accounting estimates in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K reflect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There have been no significant changes to our critical accounting estimates as disclosed in our Annual Report on Form 10-K.
Recent Accounting Pronouncements
    Refer to the subheading titled “Recent Accounting Pronouncements Not Yet Effective” in Note 1. Organization and Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
    We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates, and strategic equity investments. Our exposure to market risk has not changed materially since December 31, 2025. For quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
    Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
    There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, that occurred during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risk Factors Summary
Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to, the following:
Risks Related to Our Business and Industry
•some of the key components in our products come from sole or limited sources of supply, which increases the risk of supply shortages, extended lead times or supply changes;
•we expect large purchases by a limited number of customers to continue to represent a substantial portion of our revenue;
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

•we have entered into significant purchase commitments and are susceptible to supply shortages, extended lead times or supply changes;
•our revenue and revenue growth rates are volatile and may decline or not meet our or our investor's expectations;
•we expect our gross margins to vary over time and may be adversely affected by numerous factors;
•our results of operations have varied significantly from period to period and are unpredictable;
•the networking market is rapidly evolving;
•failure to successfully carry out new product and service offerings and expand into adjacent markets could adversely impact our business;
•we face intense competition and industry consolidation may lead to increased competition;
•we are subject to risks associated with the expansion of our international sales and operations;
•we face risks associated with the investments in and acquisitions of other businesses;
•industry cyclicality may cause fluctuations in our revenue;
•fluctuations in currency exchange rates could adversely affect our business;
•failure to raise additional capital on terms satisfactory to us.
Risks Related to Customers and Sales
•inability to attract new large customers or sell additional products and services to our existing customers could adversely affect our revenue growth;
•inability to maintain the growth of our switching and routing platform sales, which generate most of our product revenue;
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
•we are exposed to the credit risk of our channel partners and some of our customers.
Risks Related to Products and Services
•product or service quality problems, defects, errors or vulnerabilities could harm our business;
•failure to anticipate technological shifts could harm our business;
•inability to ensure that our products interoperate with operating systems, software applications and hardware that are developed by others.
Risks Related to Supply Chain and Manufacturing
•key component supply chain constraints and inventory management;
•we are susceptible to manufacturing delays and pricing fluctuations;
•if demand forecasts materially change from our initial projections, we may under-or over-procure inventory that we may be unable to use in a timely manner or at all;
•shipment interruptions or delays could cause our revenue to fall.
Risks Related to Intellectual Property and Other Proprietary Rights
•assertions by third parties of intellectual property rights infringement, misappropriation or other violation could harm our business;
•inability to protect or assert our intellectual property rights could harm our competitive position;
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
•enhanced U.S. trade restrictions, affecting China and other countries, as well as countermeasures taken by affected countries may negatively affect our business;
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
Risks Related to Our Business and Industry
Some of the key components in our products come from sole or limited sources of supply, which increases the risk of supply shortages, extended lead times or supply changes.
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
If our key merchant silicon vendors fail to innovate, meet customer requirements, or experience supply shortages and product delays, our products may become less competitive. Such failures, or the absence of commercially reasonable supply terms could force us to redesign our products, resulting in delays of our own product launches, extended lead times, lost sales and reduced gross margins. Any of these factors could materially affect our business, financial condition and results of operations.
We expect large purchases by a limited number of customers to continue to represent a substantial portion of our revenue, and any loss, delay, decline or other change in expected purchases could result in material quarter-to-quarter fluctuations of our revenue or otherwise adversely affect our results of operations.
Large purchases by a relatively limited number of customers have accounted for a significant portion of our revenue. For example, sales to one end customer represented 16%, 15%, and 21% of our total revenue, and sales to the other end customer represented 26%, 20%, and 18% of our total revenue for the years ended December 31, 2025, 2024, and 2023, respectively. We have experienced unpredictability in the timing of orders from our high-volume customers primarily due to the overall complexity of large-scale orders and changes in demand specific to these customers, including reductions in or changes in the mix of capital expenditures by these customers and the impact of cost reduction and other efficiency efforts by these customers. Volatility and uncertainty in the demand for AI models underlying network systems could increase this unpredictability from our large customers. In addition, the variability in customer concentration is linked to the timing of new product deployments, and spending cycles with these customers, as well as the time it takes these customers to evaluate, test, qualify and accept our products and services, and we expect continued variability in our customer concentration and timing of sales on a quarterly and annual basis. In addition, we typically provide more favorable terms and conditions to large customers, than we typically do to other customers, including pricing discounts, bundled upgrades, acceptance terms, indemnification terms, and other rights, which negatively impacts our gross margins.
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
Moreover, because our sales are based primarily on purchase orders, some of our customers have previously and could continue to cancel, delay, reduce or otherwise modify their purchase commitments with little or no notice to us. These customers may decide to delay or cancel such orders for any reason. This limited visibility requires us to rely on estimated demand forecasts to determine how much material to purchase and product to manufacture. Further, extended supplier lead times on some newer technologies can create greater pressure on our ability to forecast future demand, which can lead to excess inventory or product shortages and to delays in fulfilling current and future purchase orders that can impede production by our customers and harm our customer relationships. For example, constrained availability for memory and silicon markets could prevent us from shipping end-customer orders on time, which may result in the loss of sales and customers and negatively impact our revenue.
If any of the factors discussed above drive some of our large customers to cancel all or portion of their business relationships with us, the growth in our business and the ability to meet our current and long-term financial forecasts may be materially impacted. As a result, we may be unable to sustain or increase our revenue from our large customers, grow revenue with new or other existing customers at the rate we anticipate or at all, or offset a decline or discontinuation of concentrated purchases by our larger customers with purchases by new or existing customers. We expect that such concentrated purchases will continue to contribute materially to our revenue for the foreseeable future and that our results of operations may fluctuate on a quarterly basis as a result of such larger customers’ buying patterns. In addition, we may see consolidation of our customer base, such as among Internet companies and cloud service providers, which could result in the loss of customers. The loss of such customers, or a significant delay or reduction in their purchases, including reductions or delays due to customer departures from recent buying patterns, or an unfavorable change in competitive or economic conditions could materially harm our business, financial condition, results of operations and prospects.
Escalated or escalating U.S. tariffs, as well as countermeasures and retaliatory actions taken by other countries, may have a negative effect on global economic conditions, financial markets and our business.

Our products are primarily manufactured in Malaysia, Vietnam, and Mexico, and we also procure a limited number of products originating from China, Taiwan, Thailand and the Philippines. In addition, our contract manufacturing partners procure some components from China for use in the manufacturing of our products. Because our products are primarily manufactured internationally, the import of our products into the U.S. has been and may continue to be affected by applicable tariff policies.
Over the last decade, and especially under the current administration, the U.S. government has enacted various new and increased tariffs affecting the import of various items from various countries. For example, since 2018, the U.S. government has enacted various tariffs on products from China under Section 301 trade authorities, including on communications equipment products and components manufactured and imported from China. Since February 2025, the U.S. has also imposed additional country-specific tariffs on most trading partners, including China, as well as additional commodity-specific tariffs on certain imported items, in both instances pursuant to executive orders issued under various trade authorities, including the International Emergency Economic Powers Act and Section 232 of the Trade Expansion Act of 1962 (“IEEPA”), Sections 122 and 301 of the Trade Act of 1974, and Section 232 of the Trade Expansion Act of 1962.
In February 2026, the U.S. Supreme Court held that the tariffs imposed under IEEPA were invalid. Subsequently, in April 2026, Customs and Border Protection ("CBP") launched the Consolidated Administration and Processing of Entries ("CAPE") system to allow parties who paid tariffs under IEEPA to submit claims for refunds. CBP has stated that following a valid request repayment will be made in 60-90 days if CBP does not raise objections. However, the CAPE system is new and there is still open litigation concerning the IEEPA refund process, as a result, the ultimate timing and availability of refunds remain uncertain.
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
The situation regarding these tariffs and trade policies has been and continues to be fluid and may change significantly as a result of the outcome of trade negotiations such as those related to the United States-Mexico-Canada Agreement , leading to significant uncertainty about the future relationship between the U.S., and other countries, with respect to tariffs and trade policies.
The U.S., China, Malaysia, Vietnam, Mexico, Taiwan, Thailand, the Philippines and other governments may place additional tariffs and non-tariff trade barriers on communication equipment products, our products and services, our inputs, or other items, which could result in higher costs to us and negatively affect our gross margins.
An increase in trade-related costs associated with these tariff actions may affect our cost of production, impair the profitability of our international production, affect our ability to procure certain items, strain our suppliers’ ability to provide inputs necessary to produce certain items, and otherwise affect our manufacturing partners’ ability to provide our products at previously contracted prices. We also may not be able to pass on the full burden of the increase in trade-related costs to our partners and/or customers which could impact our profitability and/or our competitiveness. We are leveraging exclusion, participating in government refund programs and adjusting our supply chain and manufacturing practices to minimize the impact of the tariffs and any impact on the supply chain of components sourced from affected countries, but these efforts may not be sufficient. In addition, there can be no assurance that we will not experience a disruption in our business related to these or other changes in trade practices, and the process of changing suppliers in order to mitigate any such tariff costs could be complicated, time-consuming, and costly.
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
Generally, we do not have guaranteed supply contracts with our component suppliers. Our suppliers have, or in the future could continue to, suffer shortages, require longer lead times, delay shipments, prioritize shipments to other vendors, reject, or decommit orders, increase prices, impose expedite fees or cease manufacturing their products or selling them to us at any time. Supply of these components worldwide was and could continue to be adversely affected by supply constraints, including as a result of industry consolidation and geopolitical conditions such as international trade restrictions and increased political tensions. For example, there have been tightening supply conditions in memory and silicon markets due to rising demand for AI infrastructure and advanced automotive systems. Despite our mitigation efforts, supply shortages, increased lead times, reduced component allocations, or order decommitments may still prevent us from shipping customer orders on time, cost-effectively, or at all, which could adversely impact our revenue and gross margins.
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

In the event of an ongoing shortage or supply constraints from our component suppliers, we may not be able to develop alternate or second sources in a timely manner. Further, long-term supply and maintenance obligations to customers increase the duration for which specific components are required, which may increase the risk of component shortages or the cost of carrying inventory. In addition, our component suppliers change their selling prices frequently in response to market trends, including industry-wide increases in demand such as has occurred in the market for memory and silicon, or charge additional fees to expedite orders, and because we do not have contracts with these suppliers or guaranteed pricing, we are susceptible to availability or price fluctuations related to raw materials and components. If we are unable to pass component price increases along to our customers or maintain stable pricing, our gross margins could be adversely affected and our business, financial condition, results of operations and prospects could suffer.
Our revenue and revenue growth rates are volatile and may decline or not meet our or our investors' expectations.
Our revenue growth rates in previous periods may not be indicative of our future performance. We have experienced annual revenue growth rates of 28.6%, 19.5% and 33.8% in 2025, 2024 and 2023, respectively. In the future, our revenue growth rates will continue to be volatile due to cyclical trends in our business, and as we become more embedded with our existing customer base and product markets and look to enter and expand into new markets. Our growth strategy relies on maintaining our agility and increasing our investment in research and development to deliver market-leading features to enhance the functionality of existing cloud networking platform, expand our product offerings and build upon our technology leadership. We must continue to expand our product offerings and build upon our technology leadership. In addition we must continue to expand our global sales force and deepen our channel partnerships to reach new customers more effectively and increase sales to existing customers. An increase in customer trials and contracts with acceptance provisions, and an increase in the volatility and magnitude of our evaluation inventory and product deferred revenue balances, have created and could continue to create variability in our revenue. Any delays in acceptance, or rejection, or any return, of those products could further negatively impact our revenue. We have also experienced supply constraints that have and may continue to result in manufacturing and shipment delays, which would negatively affected the timing of revenue recognition and /or a reduction in revenue if our customers cancel their orders due to shipping delays. If these manufacturing and supply chain disruptions recur and/or if we are unable to reduce our lead times it could also result in the cancellation of orders by customers, reduce demand from existing customers in future periods, and increase difficulty in adding new customers. Other factors may also contribute to declines in our revenue growth rates, including changes in demand for our products and services, particularly from our large customers, the deterioration of the financial performance, condition or prospects of our large customers, changes in capital spending by our large customers, increased competition, price sensitivities from our customers to increases in our pricing, our ability to successfully manage our expansion or continue to capitalize on growth opportunities, the maturation of our business, geopolitical pressures, macroeconomic conditions, recession risks and monetary policy shifts, and our ability to be successful in the AI market and adjacent markets, such as campus switching, Wi-Fi networking markets and network security markets. Recent technologies, such as generative and agentic AI models, have emerged, and while they have driven increased demand for networking, the long-term trajectory of such technologies is unknown and it is difficult for us to predict the demand for such new technologies. Customers may overestimate demand for their AI build outs and cancel, delay, reduce or otherwise modify their purchase commitments with little or no notice to us. Customers may also implement changes to their network architecture to improve efficiencies and reduce demand for our products. As such, demand estimates for our new products are difficult to forecast and create volatility in our revenue. In addition, given the timing and prioritization of customer orders and shipment patterns, as well as the timing and outcome of customer trials and contracts with acceptance periods, near-term revenue trends may not be reflective of current demand levels. Furthermore, any prolonged economic disruptions or deterioration in the global economy could have a negative impact on demand from our customers in future periods. which may result in reductions in overall demand from these customers in future periods and negatively impact our revenue, financial condition, business or prospects. You should not rely on our revenue for any prior quarterly or annual period as an indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected, and our stock price could be volatile.
We expect our gross margins to vary over time and may be adversely affected by numerous factors.
We expect our gross margins to vary over time and the gross margins we have achieved in recent years may not be sustainable and may be adversely affected in the future by numerous factors, including but not limited to pricing pressure on our products and services due to competition, the ability of more fully integrated competitors to bundle their networking products with other products, or utilize proprietary silicon in their products, the mix of sales to large customers who generally receive lower pricing, the mix of products sold, manufacturing-related costs, including costs associated with sourcing key components from sole or limited suppliers and potential changes to our manufacturing and supply chain to respond to international trade tensions, supply chain sourcing activities, merchant silicon costs, excess/obsolete inventory and supplier liability charges, and fees to expedite supplier components and costs related to tariffs from our products that are manufactured internationally. If tariff or non-tariff measures escalate, and/or if supply conditions worsen and we are unable to pass on these costs to customers, our gross margins could be further impacted. In addition, other factors that may impact our gross margins over time include the introduction of new products and new business models including the sale and delivery of more software and subscription solutions, entry into new markets or growth in lower margin markets, entry in markets with different pricing and cost structures, pricing discounts given to customers, costs associated with defending intellectual property rights infringement, misappropriation or other violation claims and the potential outcomes of such disputes, increased costs arising from epidemics, changes in distribution channels, increased warranty costs, and our ability to execute our operating plans. In addition, inflationary pressures and supply constraints, such as the tightening of supply conditions in the memory and silicon markets, have increased and may continue to increase costs for certain materials, components, supplies and services. As a result of cost inflation in our supply chain, we have implemented targeted price increases from time to time. However, these price increases could result in a decrease in demand for our products which would decrease revenue. In addition, if our business were subject to sustained economic stress or recession, many of the risk factors identified in this risk factors section could be heightened. We determine our operating expenses largely on the basis of anticipated revenue and a high percentage of our expenses are fixed in the short and medium term. As a result, a failure or delay in generating or recognizing revenue could cause significant variations in our operating results and operating margin from quarter to quarter. Failure to sustain or improve our gross margins reduces our profitability and may have a material adverse effect on our business and stock prices.
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
•our reliance on a predominant merchant silicon vendor;
•our inability to fulfill our customers’ orders or the deferral, reduction or cancellation of orders due to the delays in shipment of our products for any reason;
•the reduction in future demand for our products by our customers or increased difficulty in adding new customers due to the unavailability or unpredictable supply of inventory, including in the memory and silicon markets, supply chain delays, access to key commodities or technologies, manufacturing disruptions or other events that impact our manufacturers or their suppliers;
•a reduction, or uncertainty in the timing, of orders from our large customers;
•any changes in the amount of our purchase commitments;
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
In particular, recent technologies, such as generative and agentic AI models, have emerged, and while they have driven increased demand for networking, the market is rapidly changing, and the long-term trajectory is unknown and could be volatile. Customers may overestimate demand for their AI build outs and cancel, delay, reduce or otherwise modify their purchase commitments with little or no notice to us. In addition, customers may implement changes to their network architectures to improve efficiencies and reduce demand for our products. As such, demand estimates for our new products are difficult to forecast and create volatility in our revenue and inventory levels. If the AI market does not develop as anticipated or at all, then the potential demand for AI infrastructure may not be realized. Moreover, even if the market for AI applications does develop, the successful adoption of AI Ethernet products will be dependent upon their ability to compete against more established InfiniBand products or against the AI Ethernet products of other competitors to address AI networking clusters.
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
We remain in a period of new product introductions, adding new customers and expanded use cases, particularly in the AI Ethernet market. This has resulted in increased customer trials and contracts with acceptance periods, and an increase in the volatility and magnitude of our evaluation inventory and product deferred revenue balances, which in turn may create variability in our revenue results on a quarterly and annual basis. In addition, if we are not able to satisfy the requirements under customer trials or contracts with acceptance periods, we may be required to accept product returns from our customers, which would prevent us from recognizing revenue on such transactions and may result in the write-down of inventory.
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
Developing our products is expensive, and the investment in product development typically involves a long payback cycle. We expect to continue to make substantial investments to introduce new products and services and enhance the functionality of our existing AI, Cloud and Data Center Networking platform through investments in our research and development organization, and investments in or acquisitions of complementary companies, products and technologies to expand our product offerings and build upon our technology leadership. We expect that our results of operations will be impacted by the timing and size of these investments. These investments may take several years to generate positive returns, if ever.
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
In addition, investments and acquisitions may result in unforeseen operating difficulties and expenditures. If we are unsuccessful at integrating any acquisitions or retaining key talent from those acquisitions, or the technologies associated with such acquisitions, into our company, the business, financial condition, results of operations and prospects of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for development of our business. We may not successfully evaluate or utilize the acquired technology or personnel or accurately forecast the financial effects of an acquisition transaction. Any acquisition or investment could expose us to unknown liabilities. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. We may not be successful in retaining or expanding the customers and sales activities of any acquired business or in realizing the expected operational and cost efficiencies anticipated with the acquisition. We may have to pay cash, incur debt or issue equity securities to pay for any such investment or acquisition, each of which could adversely affect our financial condition or the market price of our common stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. Moreover, if the investment or acquisition becomes impaired, we may be required to take an impairment charge, which could adversely affect our financial condition or the market price of our common stock.
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
The sales prices for our products and services may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of products and services, the introduction of new products and services by us or by our competitors including the adoption of “white box” solutions, promotional programs, or broader macroeconomic factors. In addition, we have provided, and plan to continue to provide in the future, pricing discounts to large customers, which adversely impacts gross margins. Our gross margins may also fluctuate as a result of the timing of such sales to large customers.
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
In the past several years, we have announced a number of new products and enhancements to our products and services, including new products in the AI Ethernet, campus workspace and network security markets. The success of our new products depends on several factors including, but not limited to, appropriate new product definition, the development of product features that sufficiently meet end-user requirements, our ability to manage the risks associated with new product production ramp-up issues, component costs, availability of components, timely completion and introduction of these products, prompt solution of any defects or bugs in these products, our ability to support these products, differentiation of new products from those of our competitors and market acceptance of these products. For example, our new product releases require strong execution from our third-party merchant silicon chip suppliers to develop and release new merchant silicon chips that satisfy end-customer requirements, to meet expected release schedules and to provide sufficient quantities of these components. If we are unable to successfully manage our product introductions or transitions, or if we fail to penetrate new markets, as a result of any of these or other factors, our business, financial condition, results of operations and prospects could be adversely affected.
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
If we are unable to ensure that our products interoperate with operating systems, software applications and hardware that are developed by others, we may lose or fail to increase market share and experience a weakening demand for our products.
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
Risks Related to Supply Chain and Manufacturing
Key component supply chain constraints and inventory management and the time to manufacture our products may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.
Managing our manufacturing capacity and extended supply chain is complex, and our inventory management systems and related supply-chain visibility tools may not enable us to effectively manage the supply of our products and product components. Our ability to manage our supply chain has also and could continue to be adversely affected by other factors including geopolitical conditions such as international trade tensions between the U.S. and China, Canada, Mexico and other countries where we manufacture our products including Malaysia and Vietnam, the war in Iran, the Russia-Ukraine conflict and related economic sanctions against Russia, and political tensions between China and Taiwan. Global geopolitical and macroeconomic uncertainties have resulted in prolonged manufacturing and supply chain disruptions, including temporary closures of certain manufacturing and supplier facilities particularly within China and controls on certain supplies including China's restrictions on the use of certain U.S. products and its export controls on metals used in semiconductor manufacturing such as gallium and germanium which, in turn, have caused and may continue to cause shortages of, and extended lead times for, components used to manufacture our products, increases in the prices for such components, a reduction, unpredictability or interruption of supply, prioritization of component shipments to other vendors and decommitments of orders. Insufficient component supply, and increases in the time required to manufacture our products could lead to prolonged inventory shortages, manufacturing disruptions and increased customer lead times for our products, and could result in increased cancellation of orders or loss of future sales opportunities altogether as potential customers turn to competitors’ products that are readily available. In addition, in order to meet customer lead times, we have had to, and may continue to expedite the supply of components and make incremental investments in our supply chain to increase our capacity for manufacturing products, which increases our product costs and negatively affects our gross margin.
In order to reduce lead times in our supply chain and plan for adequate component supply, we have issued and expect to continue to issue purchase orders for components and products that are non-cancellable and non-returnable, including purchase commitments for semiconductors as disclosed in Note 5. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. We expect inventory and purchase commitments to remain elevated and subject to volatility. This variability is driven by new product introductions, shifts in customer demand, and fluctuations in supplier lead times. In particular, we have increased our purchase commitments to respond to the rapid deployment of AI networks and to navigate the tightening supply within the memory and silicon markets and reduce overall lead times, which will increase our working capital requirements. These constraints, in addition to supply chain inflation and material scarcity, may prevent us from shipping customer orders on time, cost-effectively, or at all, which could result in the loss of sales, damage customer relationships, negatively impact our revenue and continue to put pressure on our gross margins. There is no guarantee that suppliers will meet their commitments or that actual customer demand will not be lower than our demand forecasts. Additionally, certain customers have and may continue to engage in cost reduction measures including reductions in capital expenditures and other efficiency efforts, which may result in a cancellation of orders or reduce demand for our products. We establish a liability for non-cancellable, non-returnable purchase commitments with our component inventory suppliers for quantities in excess of our demand forecasts, or for products that are considered obsolete. In addition, we establish a liability and reimburse our contract manufacturer for component inventory purchased on our behalf that has been rendered excess or obsolete due to manufacturing and engineering change orders, or in cases where inventory levels greatly exceed our demand forecasts. The magnitude of these balances, combined with shifting product priorities, has resulted in increased risk that we may not be able to sell all of this inventory, which in turn has resulted, and may in the future result, in additional excess and obsolete inventory-related charges. Our non-cancellable commitments and the cash deposits to secure our purchases with our contract manufacturers are disclosed in Note 5. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. If we ultimately determine that we have excess or obsolete inventory, we may have to reduce our prices and write down inventory to its estimated realizable value, which in turn could result in lower gross margins. If we are unable to effectively manage our supply and inventory, our business, financial condition, results of operations and prospects could be adversely affected.
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
We base our inventory requirements on our forecasts for future sales. If these demand forecasts materially change from our initial projections, we may under- or over- procure inventory.
We and our contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and analysis from our sales and marketing organizations, adjusted for overall market conditions and other factors. In order to address customer demand and extended lead times, we have entered, and may continue to enter, into significant purchase commitments with our contract manufacturers and suppliers, with issuance of non-cancellable purchase orders for such commitments. In particular, we have increased our purchase commitments to respond to the rapid deployment of AI networks and reduce overall lead times which will increase our working capital requirements. We may also need to increase our purchase commitments in response to the tightening of supply conditions in the memory and silicon markets. There is no guarantee that suppliers will meet their commitments or that actual customer demand will directly match our demand forecasts. If our forecasts materially change from our initial projections, customers' orders are cancelled or if we otherwise do not need such inventory, we may under- or over-procure inventory, which could materially and adversely affect our business, financial condition and results of operations.
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
We may experience cybersecurity incidents that we do not detect, or that we do not detect for extended periods of time. The techniques used to carry out attacks are constantly evolving, and it may be more difficult to detect attacks involving techniques that we are not aware of or have not anticipated. The emergence and maturation of AI capabilities may also lead to new and/or more sophisticated methods of attack.
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
Our income taxes are subject to volatility and could be adversely affected by several factors, some of which are outside of our control, including the manner in which we structure our international operations, any transfer pricing adjustments from tax authorities as a result of the structure of our international operations; tax effects of nondeductible compensation, including certain stock-based compensation; changes in accounting principles; changes in tax law and regulations, treaties, or interpretation thereof; imposition of withholding or other taxes on payments by subsidiaries or customers; or a change in our decision to indefinitely reinvest certain foreign earnings.

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
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws (including new laws related to climate change), consumer protection laws, privacy, data protection, telecommunications, anti-bribery laws such as the U.S. Foreign Corrupt Practices Act, import/export controls and sanctions, conflict minerals, federal securities laws and tax laws and regulations. In addition, emerging tools and technologies we utilize in providing our products, like AI and machine learning, may also become subject to regulation under new laws or new applications of existing laws, such as product compliance and safety regulations. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation.
From time to time, we may receive inquiries from governmental agencies, or we may make voluntary disclosures regarding our compliance with applicable governmental regulations or requirements relating to various matters, including import/export controls, federal securities laws and tax laws and regulations which could lead to formal investigations. Actual or alleged noncompliance with applicable laws, regulations or other governmental requirements could lead to regulatory investigations, enforcement actions, and other proceedings, private claims and litigation against our customers or us, and potentially may subject our customer or us to sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental fines, penalties, or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition, results of operations and prospects could be materially adversely affected. In addition, responding to any investigation, action or other proceeding will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions, investigations, fines, penalties, and other sanctions could harm our business, financial condition, results of operations and prospects.
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
Among other emerging laws relating to privacy and data protection globally, India has released its Digital Personal Data Protection Act 2023, and India’s Ministry of Electronics and Information Technology released finalized Digital Personal Data Protection Rules on November 13, 2025, addressing various matters under this law, with phased compliance deadlines between 2025 and 2027. We maintain an employee and operational presence in India, and this act may require us to modify our policies and practices and incur increased costs in our efforts to comply.
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
Although we have developed policies, procedures and internal controls to comply with export control and other applicable laws, historically, we have had some instances where we, or a business that we acquired, inadvertently did not fully comply with certain trade laws, but we made relevant disclosures to the appropriate government agencies and implemented corrective actions.
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
We use machine learning and artificial intelligence ("AI") technologies in our offerings and business operations, including in our Arista Guardian for Network Identity offering, and our research and development of such technology remains ongoing. We are making significant investments to expand our AI capabilities, which requires obtaining, developing, and maintaining proprietary datasets and machine learning models. However, AI technologies are complex and rapidly evolving, and we face significant competition in the market. If we fail to successfully adopt or implement certain AI technologies, we could be left at a competitive disadvantage. Furthermore, we may rely on third-party AI technologies, making our products and services vulnerable to the continued availability and improvement of those external tools. Leveraging AI capabilities to improve our internal functions and operations also presents further risks, costs, and challenges.
The integration of AI presents inherent operational and ethical risks and may result in unintended consequences, including the inadvertent disclosure or misuse of intellectual property, confidential, personal, or competitive information. AI algorithms and training methodologies may be flawed, and the technologies we use may produce outputs that appear correct but are factually inaccurate or biased. These deficiencies, even if inadvertent, could expose us to brand or reputational harm and competitive disadvantage. Additionally, the protectability of intellectual property in AI-generated or assisted works remains unclear. To the extent we use AI to create valuable intellectual property, we may not be able to protect it to the same extent as non-AI-generated works. We may also face increased costs associated with developing new processes to provide attribution or remuneration to creators of training data.
The AI-related legal and regulatory landscape remains highly uncertain and may be inconsistent from jurisdiction to jurisdiction. Our obligations to comply with this evolving landscape, including proposed and enacted legislation regulating AI in jurisdictions such as the EU and certain states within the United States and new applications of existing data protection, privacy, and intellectual property laws, could entail significant compliance costs. Implementing appropriate protections, safeguards, and policies for processing data with AI may also materially increase our expenses. Ultimately, AI-related issues, regulatory deficiencies, or compliance failures could give rise to legal action, limit our ability to incorporate certain AI capabilities into our offerings, damage our reputation, and materially harm our business.
Risks Related to Ownership of Our Common Stock
The trading price of our common stock has been and may continue to be volatile, and the value of your investment could decline.
The trading price of our common stock has historically been and is likely to continue to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock. In addition, although the trading price of our common stock has increased significantly in recent years, it is uncertain to continue to increase at the same rate and it may decrease in the future. Factors that have previously and could in the future cause fluctuations in the market price of our common stock include, but are not limited to, forward-looking statements related to future revenue, gross margins and earnings per share, changes or decreases in our growth rate, manufacturing, supply or distribution shortages or constraints, the decline in purchases from any of our large customers or the degradation in our relationships with any of our material vendors or partners, ratings changes by securities analysts, actual or anticipated announcements of new products by our company or our competitors, developments in the markets in which we operate, both in the U.S. and globally, litigation, actual or anticipated changes or fluctuations in our results of operations, sales of our common stock by our insiders, regulatory developments, repurchases of our common stock, departures of key executives, the financial results or financial projections of our large customers, major catastrophic events, macroeconomic factors including changes in government administration, international trade tensions, inflation and interest rate fluctuations and other broad market and industry fluctuations.
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
Insiders have substantial control over us, which could affect our stock price and limit your ability to influence the outcome of key transactions, including a change of control.
Our directors, executive officers and each of our stockholders who own greater than 10% of our outstanding common stock together with their affiliates, in the aggregate, beneficially own approximately 17.2% of the outstanding shares of our common stock, based on shares outstanding as of March 31, 2026. As a result, these stockholders, if acting together, could exercise a significant level of influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be averse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock. In addition, sales by such stockholders could negatively affect our stock price.
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
Our corporate headquarters and the operations of our key manufacturing vendors, logistics providers and partners, as well as many of our customers, are located in areas, such as the San Francisco Bay Area, Asia and Mexico, that are exposed to risks of natural disasters and threats, such as fires, earthquakes, tsunamis, extreme precipitation or winds, high heat or outbreaks of disease, and systemic failures, or other catastrophic events, such as widespread power outages or transportation network malfunctions. In addition, climate change may result in greater frequency and severity of such natural disasters and systemic failures. A significant natural disaster, epidemic or pandemic, systemic failure, flood or other similar event, could have a material adverse effect on our or their business, which could in turn materially affect our financial condition, results of operations and prospects. These events could result in manufacturing and supply chain disruptions, shipment delays, order cancellations, and sales delays which could result in missed financial targets. Any such disruption of our suppliers, our contract manufacturers or our service providers would likely impact our supply chain, sales and operating results. These events could also have a material adverse effect on the demand for our products, which could in turn materially affect our financial condition, results of operations and prospects. In addition, acts of terrorism, war, and other social unrest, violent or otherwise, could cause disruptions in our business or the business of our manufacturers, logistics providers, partners or customers or the economy as a whole. Given our typical concentration of sales at each quarter end, any disruption in the business of our manufacturers, logistics providers, partners or customers that affects sales at the end of our quarter could have a particularly significant adverse effect on our quarterly results.
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
From time to time, we repurchase shares of our common stock pursuant to repurchase programs that are funded from working capital. In May 2025, our board of directors authorized the $1.5 billion Repurchase Program. The Repurchase Program does not obligate us to acquire any of our common stock and may be suspended or discontinued by the Company at any time without prior notice. We did not repurchase any shares during the three months ended March 31, 2026. As of March 31, 2026, the remaining authorized amount for repurchases under the Repurchase Program was $817.9 million. Refer to Note 6. Stockholders' Equity and Stock-Based Compensation of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for further discussion.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following director and officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On March 13, 2026, Kenneth Duda, our President, Chief Technology Officer and Director, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 520,000 shares of our common stock held in various trusts for the benefit of Mr. Duda’s family, for which Mr. Duda is the beneficial owner and which is intended to be treated as a single plan. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 21, 2027, or earlier if all transactions under the trading arrangement are completed.
No other officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)
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

Arista Networks, Inc.
(Registrant)

Date:	May 5, 2026	By:	/s/ JAYSHREE ULLAL
Jayshree Ullal
Chief Executive Officer and Chairperson of the Board
(Principal Executive Officer)

Date:	May 5, 2026	By:	/s/ CHANTELLE BREITHAUPT
Chantelle Breithaupt
Senior Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)