Form 10-Q
period 2026-06-30
Arista Networks, Inc.
filed 2026-08-05
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of July 30, 2026 was 1,261,224,648.

ARISTA NETWORKS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ARISTA NETWORKS, INC.
Condensed Consolidated Balance Sheets
(In millions, except par value)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,290.2	$1,963.9
Marketable securities	11,053.1	8,779.1
Accounts receivable, net	2,266.2	1,886.9
Inventories	2,535.3	2,247.1
Prepaid expenses and other current assets	2,018.6	1,510.0
Total current assets	20,163.4	16,387.0
Property and equipment, net	312.5	203.1
Goodwill	416.1	416.1
Deferred tax assets	2,001.6	1,773.6
Other assets	826.5	668.8
TOTAL ASSETS	$23,720.1	$19,448.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$692.7	$651.7
Accrued liabilities	486.6	475.4
Deferred revenue	5,100.7	4,002.6
Other current liabilities	538.4	246.8
Total current liabilities	6,818.4	5,376.5
Deferred revenue, non-current	1,765.2	1,369.8
Other long-term liabilities	338.8	331.8
TOTAL LIABILITIES	8,922.4	7,078.1
Commitments and Contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100 shares authorized and no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value—4,000 shares authorized as of June 30, 2026 and December 31, 2025; 1,261.2 and 1,256.5 shares issued and outstanding as of June 30, 2026 and December 31, 2025	0.1	0.1
Additional paid-in capital	3,155.3	2,911.8
Retained earnings	11,682.8	9,446.6
Accumulated other comprehensive income (loss)	(40.5)	12.0
TOTAL STOCKHOLDERS’ EQUITY	14,797.7	12,370.5
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,720.1	$19,448.6

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Income Statements
(Unaudited, in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Product	$2,605.2	$1,877.0	$4,916.5	$3,569.5
Service	430.5	327.8	828.2	640.1
Total revenue	3,035.7	2,204.8	5,744.7	4,209.6
Cost of revenue:
Product	1,047.5	707.3	2,009.4	1,380.0
Service	77.9	58.9	148.2	114.9
Total cost of revenue	1,125.4	766.2	2,157.6	1,494.9
Gross profit	1,910.3	1,438.6	3,587.1	2,714.7
Operating expenses:
Research and development	348.2	296.5	691.9	562.9
Sales and marketing	150.3	126.5	291.9	243.1
General and administrative	33.8	29.4	67.5	63.7
Total operating expenses	532.3	452.4	1,051.3	869.7
Income from operations	1,378.0	986.2	2,535.8	1,845.0
Other income (expense), net	126.3	94.0	239.9	190.2
Income before income taxes	1,504.3	1,080.2	2,775.7	2,035.2
Provision for income taxes	291.4	191.4	539.9	332.6
Net income	$1,212.9	$888.8	$2,235.8	$1,702.6
Net income per share:
Basic	$0.96	$0.71	$1.78	$1.35
Diluted	$0.95	$0.70	$1.75	$1.34
Weighted-average shares used in computing net income per share:
Basic	1,260.1	1,256.3	1,258.9	1,258.2
Diluted	1,276.0	1,271.2	1,274.9	1,275.2

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$1,212.9	$888.8	$2,235.8	$1,702.6
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	(0.4)	2.4	(3.0)	3.1
Available-for-sale investments:
Change in net unrealized gains (losses) on available-for-sale securities	(20.7)	3.3	(49.2)	13.9
Reclassification adjustment included in net income	(0.1)	—	(0.3)	—
Other comprehensive income (loss)	(21.2)	5.7	(52.5)	17.0
Comprehensive income	$1,191.7	$894.5	$2,183.3	$1,719.6

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in millions)

	Three Months Ended June 30, 2026						Six Months Ended June 30, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of period	1,259.2	$0.1	$3,036.4	$10,469.9	$(19.3)	$13,487.1	1,256.5	$0.1	$2,911.8	$9,446.6	$12.0	$12,370.5
Net income	—	—	—	1,212.9	—	1,212.9	—	—	—	2,235.8	—	2,235.8
Other comprehensive loss, net of tax	—	—	—	—	(21.2)	(21.2)	—	—	—	—	(52.5)	(52.5)
Stock-based compensation	—	—	120.4	—	—	120.4	—	—	241.3	—	—	241.3
Issuance of common stock in connection with employee equity incentive plans	2.0	—	3.5	—	—	3.5	4.9	—	33.4	—	—	33.4
Tax withholding paid for net share settlement of equity awards	—	—	(5.0)	—	—	(5.0)	(0.2)	—	(31.2)	—	—	(31.2)
Other	—	—	—	—	—	—	—	—	—	0.4	—	0.4
Balance at end of period	1,261.2	$0.1	$3,155.3	$11,682.8	$(40.5)	$14,797.7	1,261.2	$0.1	$3,155.3	$11,682.8	$(40.5)	$14,797.7

	Three Months Ended June 30, 2025						Six Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of period	1,256.6	$0.1	$2,551.7	$7,569.2	$(1.9)	$10,119.1	1,261.3	$0.1	$2,465.4	$7,542.5	$(13.2)	$9,994.8
Net income	—	—	—	888.8	—	888.8	—	—	—	1,702.6	—	1,702.6
Other comprehensive income, net of tax	—	—	—	—	5.7	5.7	—	—	—	—	17.0	17.0
Stock-based compensation	—	—	85.2	—	—	85.2	—	—	178.2	—	—	178.2
Issuance of common stock in connection with employee equity incentive plans	2.6	—	3.2	—	—	3.2	6.9	—	31.3	—	—	31.3
Repurchase of common stock	(2.4)	—	—	(195.9)	—	(195.9)	(11.1)	—	—	(983.0)	—	(983.0)
Tax withholding paid for net share settlement of equity awards	—	—	(4.5)	—	—	(4.5)	(0.3)	—	(39.3)	—	—	(39.3)
Balance at end of period	1,256.8	$0.1	$2,635.6	$8,262.1	$3.8	$10,901.6	1,256.8	$0.1	$2,635.6	$8,262.1	$3.8	$10,901.6
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in millions)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,235.8	$1,702.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46.7	26.6
Stock-based compensation	241.3	178.2
Deferred income taxes	(213.1)	(337.9)
Other	(10.6)	(21.0)
Changes in operating assets and liabilities:
Accounts receivable, net	(379.3)	(483.1)
Inventories	(288.2)	(224.5)
Other assets	(619.7)	(403.2)
Accounts payable	40.9	160.0
Deferred revenue	1,493.5	1,141.4
Income taxes, net	198.4	152.4
Other liabilities	30.8	(49.7)
Net cash provided by operating activities	2,776.5	1,841.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	1,508.6	1,651.2
Proceeds from sale of marketable securities	494.4	15.9
Purchases of marketable securities	(4,328.9)	(2,705.7)
Purchases of property and equipment	(84.2)	(52.4)
Cash paid for business combinations, net of cash acquired	—	(300.0)
Other	(35.0)	—
Net cash used in investing activities	(2,445.1)	(1,391.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity plans	33.4	31.3
Tax withholding paid on behalf of employees for net share settlement	(31.2)	(39.3)
Repurchases of common stock	—	(983.0)
Other	(3.7)	—
Net cash used in financing activities	(1.5)	(991.0)
Effect of exchange rate changes	(3.6)	3.3
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	326.3	(536.9)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —Beginning of period	1,965.3	2,763.8
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$2,291.6	$2,226.9

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
Basis of Presentation and Principles of Consolidation
    The accompanying unaudited condensed consolidated financial statements include the accounts of Arista Networks, Inc. and our wholly-owned subsidiaries and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three and six months ended June 30, 2026, are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. All significant inter-company accounts and transactions have been eliminated. Certain reclassifications of prior period amounts were made in the current year to conform to the current period presentation.
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

	June 30, 2026				December 31, 2025
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Financial Assets:
Cash Equivalents:
Money market funds	$710.9	$—	$—	$710.9	$1,174.8	$—	$—	$1,174.8
Commercial paper	—	41.8	—	41.8	—	29.8	—	29.8
Corporate bonds	—	14.4	—	14.4	—	6.6	—	6.6
U.S. government notes	—	—	—	—	124.9	—	—	124.9
	710.9	56.2	—	767.1	1,299.7	36.4	—	1,336.1
Marketable Securities:
Commercial paper	—	538.5	—	538.5	—	83.0	—	83.0
U.S. government notes	2,872.8	—	—	2,872.8	2,854.3	—	—	2,854.3
Corporate bonds	—	6,274.3	—	6,274.3	—	4,329.7	—	4,329.7
Municipal bonds	—	17.5	—	17.5	—	14.5	—	14.5
Agency securities	—	1,350.0	—	1,350.0	—	1,497.6	—	1,497.6
	2,872.8	8,180.3	—	11,053.1	2,854.3	5,924.8	—	8,779.1
Other Assets:
Money market funds - restricted cash	1.4	—	—	1.4	1.4	—	—	1.4
Total Financial Assets	$3,585.1	$8,236.5	$—	$11,821.6	$4,155.4	$5,961.2	$—	$10,116.6
    During the three and six months ended June 30, 2026, the Company did not make any transfers between the levels of the fair value hierarchy.
    The following table summarizes the amortized cost, unrealized gains and losses, and fair value of our debt securities measured at fair value on a recurring basis (in millions):

	June 30, 2026				December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$580.3	$—	$—	$580.3	$112.8	$—	$—	$112.8
U.S. government	2,881.6	0.6	(9.4)	2,872.8	2,970.4	8.8	—	2,979.2
Corporate bonds	6,310.1	1.6	(23.0)	6,288.7	4,321.2	16.0	(0.9)	4,336.3
Municipal bonds	17.6	—	(0.1)	17.5	14.5	—	—	14.5
Agency securities	1,358.2	0.1	(8.3)	1,350.0	1,495.5	2.7	(0.6)	1,497.6
Total	$11,147.8	$2.3	$(40.8)	$11,109.3	$8,914.4	$27.5	$(1.5)	$8,940.4
    For debt securities in unrealized loss positions, it is not likely that we will be required to sell such securities before recovery of their amortized cost basis nor do we have the intent to sell such securities before maturity. We invest in debt securities that have maximum maturities of three years that are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these debt securities, the more susceptible they are to changes in market interest rates and bond yields. Given the relatively short-term and conservative nature of our portfolio, our debt securities are generally not subject to credit risk; therefore, we did not recognize any credit losses or non-credit-related impairments related to such securities for the three and six months ended June 30, 2026. All unrealized gains or losses were recognized in other comprehensive income (loss). Realized gains or losses were immaterial for the three and six months ended June 30, 2026.
    The following table is an analysis of our debt securities in unrealized loss positions (in millions):

	June 30, 2026
	Unrealized Losses within 12 months
	Fair Value	Unrealized Losses
U.S. government notes	2,113.7	(9.4)
Corporate bonds	5,108.9	(23.0)
Municipal bonds	17.4	(0.1)
Agency securities	1,249.7	(8.3)
Total	$8,489.7	$(40.8)
Debt securities in unrealized losses positions 12 months or greater were not material as of June 30, 2026
     As of June 30, 2026, we had no marketable debt securities with contractual maturities that exceeded three years. The fair values of marketable debt securities, by remaining contractual maturities, are as follows (in millions):

June 30, 2026
Fair Value
Due in 1 year or less	$4,365.2
Due in 1 to 3 years	6,687.9
Total debt securities	$11,053.1
    The weighted-average remaining duration of our marketable debt securities is approximately 1.4 years as of June 30, 2026. As we view these marketable debt securities as available to support current operations, we classify marketable debt securities with maturities beyond 12 months as current assets under the caption "Marketable securities" on the condensed consolidated balance sheets.

3.    Financial Statements Details
Inventories
    Inventories consist of the following (in millions):

	June 30, 2026	December 31, 2025
Raw materials	$859.6	$611.2
Finished goods(1)	1,675.7	1,635.9
Total inventories	$2,535.3	$2,247.1
(1) The balance includes evaluation inventory totaling $616.0 million and $403.7 million as of June 30, 2026 and December 31, 2025, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in millions):

	June 30, 2026	December 31, 2025
Deferred cost of goods sold(1)	$1,621.9	$1,197.0
Other prepaid expenses and deposits	396.7	313.0
Total prepaid expenses and other current assets	$2,018.6	$1,510.0
(1) The increase as of June 30, 2026 was driven by a corresponding increase in deferred product revenue.
Property and Equipment, net
    Property and equipment, net consists of the following (in millions):

	June 30, 2026	December 31, 2025
Land	$47.3	$47.3
Equipment and machinery	207.5	188.3
Computer hardware and software	66.9	66.2
Leasehold improvements	38.3	38.4
Furniture and fixtures	3.7	3.7
Construction-in-process	213.5	107.9
Property and equipment, gross	577.2	451.8
Less: accumulated depreciation	(264.7)	(248.7)
Property and equipment, net	$312.5	$203.1
Contract Liabilities, Deferred Revenue and Other Performance Obligations
Contract Liabilities
    A contract liability is recognized when we have received customer payments in advance of our satisfaction of a performance obligation under a cancellable contract. The following table summarizes the activity related to our contract liabilities (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contract liabilities, beginning balance	$273.7	$160.5	$250.1	$160.8
Less: Revenue recognized from beginning balance	(25.1)	(14.1)	(51.2)	(31.1)
Add: Contract liabilities recognized, net	29.8	41.7	79.5	58.4
Contract liabilities, ending balance	$278.4	$188.1	$278.4	$188.1
    As of June 30, 2026 and December 31, 2025, $133.9 million and $114.0 million of our contract liabilities, respectively, were included in "Other current liabilities" with the remaining balances included in "Other long-term liabilities" on the condensed consolidated balance sheets.

Deferred Revenue
    Deferred revenue is comprised mainly of unearned revenue related to multi-year post-contract support ("PCS") contracts and product deferrals related to contracts with acceptance clauses. The following table summarizes the activity related to our deferred revenue (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Deferred revenue, beginning balance	$6,198.7	$3,088.8	$5,372.4	$2,791.4
Less: Revenue recognized from beginning balance	(1,036.0)	(337.4)	(2,212.5)	(735.8)
Add: Deferral of revenue in current period, excluding amounts recognized during the period	1,703.2	1,310.3	3,706.0	2,006.1
Deferred revenue, ending balance	$6,865.9	$4,061.7	$6,865.9	$4,061.7
Other Performance Obligations
    Other performance obligations totaling $1.3 billion as of June 30, 2026 include unbilled multi-year PCS and service contract amounts of $427.8 million, and $875.1 million of binding contractual agreements with certain customers that are primarily related to future product shipments.
Revenue from Total Remaining Performance Obligations
    Total revenue from our contract liabilities, deferred revenue and other performance obligations that is expected to be recognized in future periods amounts to $8.4 billion as of June 30, 2026. Approximately 91% of this future revenue is expected to be recognized over the next two years and the remaining 9% is expected to be recognized during the third to the fifth year.
Other Income (Expense), net
    Other income (expense), net consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$122.4	$90.4	$231.5	$180.6
Other income (expense), net	3.9	3.6	8.4	9.6
Total	$126.3	$94.0	$239.9	$190.2

4.    Acquisition
On June 30, 2025, we completed the acquisition of the VeloCloud business ("VeloCloud") from Broadcom for total cash consideration of $300.0 million. VeloCloud's secure, AI-optimized cloud WAN portfolio provides seamless connectivity to customer sites of any type, complementing Arista's leading data center and campus wired/wireless portfolio. The preliminary purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date, included $268.4 million of intangible assets, $148.0 million of goodwill and $116.4 million of net tangible liabilities assumed as of June 30, 2025. A portion of the goodwill is deductible for tax purposes. There was no change in the carrying value of goodwill for the three and six months ended June 30, 2026.
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

	June 30, 2026				December 31, 2025
	Weighted-Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3.6	$241.1	$(152.8)	$88.3	$241.1	$(139.0)	$102.1
Customer relationships	5.7	224.3	(64.4)	159.9	224.3	(48.9)	175.4
Trade name	4.0	24.9	(14.9)	10.0	24.9	(13.6)	11.3
Total	4.9	$490.3	$(232.1)	$258.2	$490.3	$(201.5)	$288.8
Future estimated amortization expense related to acquisition-related intangible assets is as follows (in millions):

Future Amortization Expense
Remainder of 2026	$30.7
2027	57.4
2028	54.0
2029	23.6
2030 and thereafter	92.5
Total	$258.2

5.    Commitments and Contingencies
Purchase Commitments
    We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf. A significant portion of our purchase orders for finished goods and strategic components, including integrated circuits consigned to contract manufacturers, consists of non-cancellable commitments. As of June 30, 2026, we had non-cancellable purchase commitments not recorded on our balance sheet of $9.7 billion, of which $9.4 billion have expected receipt dates within 12 months, and $0.3 billion have expected receipt dates greater than 12 months. These open purchase orders are considered enforceable and legally binding, and while we may have some limited ability to reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services, this can only occur with the agreement of the related supplier.
    We also had deposits to our contract manufacturers to secure our purchase commitments in the amount of $124.4 million and $53.0 million as of June 30, 2026 and December 31, 2025, respectively, which were recorded within prepaid expenses and other current assets, as well as other assets in the condensed consolidated balance sheets.
Property Project
During the year ended December 31, 2021, we purchased land and the improvements thereon in Santa Clara, California to construct a building for office, lab and data center space. As of June 30, 2026, the estimated remaining capital expenditures related to this project are expected to be approximately $110.0 million to $135.0 million through the end of fiscal 2026 when we expect construction to be completed.
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
    We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2026, provisions recorded for contingent losses related to other claims and matters have not been significant. Based on currently-available information, management does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable, and believes these other matters are not likely, individually and in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows; however, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.
6.    Stockholders’ Equity and Stock-Based Compensation
Stock Repurchase Program
In May 2025 our board of directors authorized a $1.5 billion stock repurchase program (the “Repurchase Program”). This authorization allows us to repurchase shares of our common stock that will be funded from working capital. Repurchases may be made at management's discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchases, trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or a combination of the foregoing. The Repurchase Program does not obligate us to acquire any of our common stock and may be suspended or discontinued by the Company at any time without prior notice. We did not repurchase any shares during the six months ended June 30, 2026. As of June 30, 2026, the remaining authorized amount for repurchases under the Repurchase Program was $817.9 million.

Equity Award Plan Activities
Restricted Stock Unit (RSU) Activities
    A summary of the RSU activity is presented below (in millions, except years and per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested balance—December 31, 2025	28.1	$69.81
RSUs granted	1.4	139.92
RSUs vested	(4.2)	52.99
RSUs forfeited/canceled	(0.7)	65.93
Unvested balance—June 30, 2026	24.6	$77.36
Stock-Based Compensation Expense
    The following table summarizes the stock-based compensation expense related to our equity awards (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$7.4	$5.8	$14.4	$11.3
Research and development	70.1	53.2	142.3	110.2
Sales and marketing	32.2	18.8	62	38.7
General and administrative	10.7	7.4	22.6	18.0
Total stock-based compensation	$120.4	$85.2	$241.3	$178.2
    As of June 30, 2026, there were $1.5 billion of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 3.9 years.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$1,212.9	$888.8	$2,235.8	$1,702.6
Denominator:
Basic weighted-average shares outstanding	1,260.1	1,256.3	1,258.9	1,258.2
Add weighted-average effect of dilutive securities:
Employee equity awards	15.9	14.9	16.0	17.0
Diluted weighted-average shares outstanding	1,276.0	1,271.2	1,274.9	1,275.2
Net income per share:
Basic	$0.96	$0.71	$1.78	$1.35
Diluted	$0.95	$0.70	$1.75	$1.34

    The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share for the periods presented because their effect would have been anti-dilutive for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Employee equity awards	—	3.2	0.4	2.0

8.    Income Taxes (in millions, except percentages)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income before income taxes	$1,504.3	$1,080.2	$2,775.7	$2,035.2
Provision for income taxes	291.4	191.4	$539.9	332.6
Effective tax rate	19.4%	17.7%	19.5%	16.3%
The increase in the effective tax rate in the three and six months ended June 30, 2026, as compared to the same periods in 2025, was primarily due to a decrease in tax benefits attributable to equity-based compensation.
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
    The following table represents revenue based on customers’ shipping addresses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Americas(1)	$2,337.9	$1,724.1	$4,628.0	$3,322.6
Europe, Middle East and Africa	438.2	281.6	673.2	456.2
Asia-Pacific	259.6	199.1	443.5	430.8
Total revenue	$3,035.7	$2,204.8	$5,744.7	$4,209.6
(1) Includes $2,319.6 million and $1,712.1 million revenue generated from the U.S. for the three months ended June 30, 2026 and June 30, 2025, respectively, and $4,591.7 million and $3,293.6 million for the six months ended June 30, 2026 and June 30, 2025, respectively.

    Long-lived assets, net, excluding intercompany receivables, investments in subsidiaries, investments in privately-held companies and deferred tax assets, by location are summarized as follows (in millions):

	June 30, 2026	December 31, 2025
United States	$287.9	$184.8
International	24.6	18.3
Total	$312.5	$203.1

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

Our strategic differentiation enables us to deliver a comprehensive suite of products and services on a global scale. Through our network-as-a-service approach, we empower customers to seamlessly leverage their data across our entire platform. By combining world-class engineering with continuous innovation, we provide the predictable performance and simplicity needed to turn data into a sustainable competitive advantage in today’s AI-driven world.
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
We believe an increased focus on the deployment of AI-enabled solutions by our large customers has accelerated the need for advanced technology offerings, including some offerings from potential new market entrants. This prioritization of AI related infrastructure investment has, at times, come in conjunction with a reduction or changes in the mix of previously planned purchases and various cost reduction measures by these customers, including optimization and increased efficiency in non-AI related capital expenditures. In addition, although the focus on deployment of AI-enabled solutions has driven increased demand for networking, the long-term trajectory is unknown. As such, demand estimates for our new products are difficult to forecast and can create volatility in our revenue. We remain in a period of new product introductions and expanded use cases, particularly in the AI Ethernet market. This has resulted in increased customer trials and contracts with acceptance periods, and an increase in the volatility and magnitude of our evaluation inventory and product deferred revenue balances, which in turn may create variability in our revenue results on a quarterly and annual basis. In addition, if we are not able to satisfy the requirements under customer trials or contracts with acceptance periods, we may be required to accept product returns from our customers, which would prevent us from recognizing revenue on such transactions and may result in the write-down of inventory.
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
In addition, we expect inventory and purchase commitments to remain elevated and subject to volatility as a result of new product introductions, shifts in customer demand, tightening supply conditions and fluctuations in supplier lead times. This volatility creates a heightened risk of excess or obsolete inventory and supplier liability charges. Simultaneously, supply chain inflation and material scarcity, such as the tightening of supply conditions in the memory and silicon markets, have continued to put pressure on our gross margin. If tariff or non-tariff measures escalate, and/or if supply conditions worsen and we are unable to pass on these costs to customers, our gross margins could be further impacted. Additionally, broader macroeconomic instability could negatively affect demand. Given these unpredictable factors, current financial conditions discussed herein may not be indicative of future operating results and trends.
Results of Operations
Three and Six Months Ended June 30, 2026 Compared to Three and Six Months Ended June 30, 2025
Revenue, Cost of Revenue and Gross Margin (in millions, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change in		2026	2025	Change in
	$	$	$	%	$	$	$	%
Revenue
Product	$2,605.2	$1,877.0	$728.2	38.8%	$4,916.5	$3,569.5	$1,347.0	37.7%
Service	430.5	327.8	102.7	31.3	828.2	640.1	188.1	29.4
Total revenue	3,035.7	2,204.8	830.9	37.7	5,744.7	4,209.6	1,535.1	36.5
Cost of revenue
Product	1,047.5	707.3	340.2	48.1	2,009.4	1,380.0	629.4	45.6
Service	77.9	58.9	19.0	32.3	148.2	114.9	33.3	29.0
Total cost of revenue	1,125.4	766.2	359.2	46.9	2,157.6	1,494.9	662.7	44.3
Gross profit	$1,910.3	$1,438.6	$471.7	32.8%	$3,587.1	$2,714.7	$872.4	32.1%
Gross margin	62.9%	65.2%			62.4%	64.5%

Revenue by Geography (in millions, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	% of Total	2025	% of Total	2026	% of Total	2025	% of Total
Americas	$2,337.9	77.0%	$1,724.1	78.2%	$4,628.0	80.6%	$3,322.6	79.0%
Europe, Middle East and Africa	438.2	14.4	281.6	12.8	673.2	11.7	456.2	10.8
Asia-Pacific	259.6	8.6	199.1	9.0	443.5	7.7	430.8	10.2
Total revenue	$3,035.7	100.0%	$2,204.8	100.0%	$5,744.7	100.0%	$4,209.6	100.0%
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
    Product revenue increased by $728.2 million, or 38.8%, and $1,347.0 million, or 37.7% for the three and six months ended June 30, 2026, compared to the same periods in 2025. This increase reflects healthy customer demand and higher shipments of our switching and routing platforms across our customer base. In addition, service revenue increased by $102.7 million, or 31.3%, and $188.1 million, or 29.4% for the three and six months ended June 30, 2026, compared to the same periods in 2025, as a result of continued growth in initial and renewal support contracts as our customer installed base has continued to expand. Non-Americas revenue represented 23.0% and 19.4% of total revenue for the three and six months ended June 30, 2026, compared to 21.8% and 21.0% for the same periods in the prior year. These fluctuations are primarily driven by changes in the geographic mix of sales to our large global customers across our Non-Americas regions.
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
    Cost of revenue increased by $359.2 million, or 46.9%, and $662.7 million, or 44.3% for the three and six months ended June 30, 2026, compared to the same periods in 2025. These increases were primarily driven by a corresponding increase in product and service revenues.
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
    Gross margin decreased to 62.9% and 62.4% for the three and six months ended June 30, 2026, compared to 65.2% and 64.5% for the same periods in 2025. The decrease was primarily driven by an increased proportion of our sales to large end customers who generally receive higher discounts.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change in		2026	2025	Change in
	$	$	$	%	$	$	$	%
Operating expenses:
Research and development	$348.2	$296.5	$51.7	17.4%	$691.9	$562.9	$129.0	22.9%
Sales and marketing	150.3	126.5	23.8	18.8	291.9	243.1	48.8	20.1
General and administrative	33.8	29.4	4.4	15.0	67.5	63.7	3.8	6.0
Total operating expenses	$532.3	$452.4	$79.9	17.7%	$1,051.3	$869.7	$181.6	20.9%
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
    Research and development expenses increased by $51.7 million, or 17.4%, and $129.0 million, or 22.9% for the three and six months ended June 30, 2026, compared to the same periods in 2025. The increase for the three and six months periods was primarily driven by increased personnel costs of $33.3 million and $59.4 million, as well as an increase in new product introduction costs of $8.3 million and $58.8 million.
Sales and marketing
    Sales and marketing expenses consist primarily of personnel costs, marketing, trade shows, and other promotional activities, and an allocated portion of facility and IT costs. We expect our sales and marketing expenses to increase in absolute dollars as we continue to expand our sales and marketing efforts worldwide.
    Sales and marketing expenses increased by $23.8 million, or 18.8%, and $48.8 million, or 20.1 for the three and six months ended June 30, 2026, compared to the same periods in 2025, which was primarily driven by increased personnel costs due to headcount growth.
General and administrative
    General and administrative expenses consist primarily of personnel costs and professional services costs for our finance, human resources, legal and certain executive functions. Our professional services costs are primarily related to external legal, accounting and tax services.

    General and administrative expenses increased slightly by $4.4 million, or 15.0%, and $3.8 million, or 6.0% for the three and six months ended June 30, 2026, compared to the same periods in 2025.
Other Income (Expense), Net (in millions, except percentages)
    Other income (expense), net consists primarily of interest income from our cash, cash equivalents and marketable securities. We expect other income (expense), net may fluctuate in the future as a result of changes in interest rates and changes in our cash, cash equivalents and marketable securities balances.

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change in		2026	2025	Change in
	$	$	$	%	$	$	$	%
Other income (expense), net:
Interest income	$122.4	$90.4	$32.0	35.4%	$231.5	$180.6	$50.9	28.2%
Other income (expense), net	3.9	3.6	0.3	8.3	8.4	9.6	(1.2)	(12.5)
Total other income (expense), net	$126.3	$94.0	$32.3	34.4%	$239.9	$190.2	$49.7	26.1%
    The favorable movement in other income (expense), net, during the three and six months ended June 30, 2026, compared to the same periods in 2025 was primarily driven by increased interest income of $32.0 million and $50.9 million due to an increase in our cash and marketable securities balances.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change in		2026	2025	Change in
	$	$	$	%	$	$	$	%
Income before income taxes	$1,504.3	$1,080.2	$424.1	39.3%	$2,775.7	$2,035.2	$740.5	36.4%
Provision for income taxes	291.4	191.4	100.0	52.2%	539.9	332.6	207.3	62.3%
Effective tax rate	19.4%	17.7%			19.5%	16.3%
The increase in the effective tax rate in the three and six months ended June 30, 2026, as compared to the same periods in 2025, was primarily due to a decrease in tax benefits attributable to equity-based compensation.
Liquidity and Capital Resources
    Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of June 30, 2026, our total balance of cash, cash equivalents and marketable securities was approximately $13.3 billion, of which approximately $0.5 billion was held outside the U.S. in our foreign subsidiaries.
    Our cash, cash equivalents and marketable securities are held for general business purposes, including the funding of working capital. Our marketable securities investment portfolio is primarily invested in highly-rated securities, with the primary objective of minimizing the potential risk of principal loss. We plan to continue to invest for long-term growth. We believe that our existing balances of cash, cash equivalents and marketable securities, together with cash generated from operations, will be sufficient to meet our working capital requirements and our growth strategies for at least the next 12 months and thereafter for the foreseeable future. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced product and service offerings, our costs associated with supply chain activities, including access to outsourced manufacturing, our costs related to investing in or acquiring complementary or strategic businesses and technologies, the continued market acceptance of our products, stock repurchases, and capital expenditures, including the ongoing construction of a building for office, lab and data center space. Additionally, our working capital and operating cash flows may experience timing differences as a result of certain large customer arrangements that include extended payment terms. Furthermore, we expect our inventory and purchase commitments to remain elevated and subject to volatility as we ramp new product introductions. In particular, we have increased our purchase commitments to respond to the rapid deployment of AI networks, and to navigate the tightening supply within the memory and silicon markets and reduce overall lead times, which will increase our working capital requirements in the future. We regularly review our liquidity and funding sources to support our long-term growth and capital needs.
Cash Flows (in millions)

	Six Months Ended June 30,
	2026	2025
Cash provided by operating activities	$2,776.5	$1,841.8
Cash used in investing activities	(2,445.1)	(1,391.0)
Cash used in financing activities	(1.5)	(991.0)
Effect of exchange rate changes	(3.6)	3.3
Net increase (decrease) in cash, cash equivalents and restricted cash	$326.3	$(536.9)
Cash Flows from Operating Activities
    During the six months ended June 30, 2026, cash provided by operating activities was $2.8 billion, consisting of net income of $2.2 billion, a net decrease of $476.4 million in working capital requirements, and favorable non-cash adjustments to net income of $64.3 million. The reduction in working capital requirements primarily consisted of an increase in deferred revenue of $1.5 billion primarily resulting from an increase in product deferred revenue related to customer contracts with acceptance terms and an increase in customer PCS contracts, and a $198.4 million increase in income tax payables related to timing of payments. These cash inflows were partially offset by a $619.7 million increase in other assets driven by increased deferred cost of sales associated with higher product revenue deferrals, an increase in accounts receivable of $379.3 million due to increased product and service billings, and a $288.2 million increase in inventory. The non-cash adjustments to net income were driven by stock-based compensation of $241.3 million, and offset by a $213.1 million increase in deferred taxes primarily due to the increase in deferred revenue.
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
Cash Flows from Investing Activities
    During the six months ended June 30, 2026, cash used in investing activities was $2.4 billion, consisting of purchases of marketable securities of $4.3 billion. These amounts were partially offset by proceeds from maturities and sales of marketable securities of $2.0 billion.
    During the six months ended June 30, 2025, cash used in investing activities was $1.4 billion, consisting of purchases of marketable securities of $2.7 billion and $300.0 million for the acquisition of VeloCloud. These amounts were partially offset by proceeds from maturities and sales of marketable securities of $1.7 billion.
Cash Flows from Financing Activities
    During the six months ended June 30, 2026, cash used in financing activities was $1.5 million, consisting of proceeds from the issuance of stock under equity incentive plans, and offset by taxes paid under equity incentive and stock repurchase plans.
    During the six months ended June 30, 2025, cash used in financing activities was $991.0 million, consisting of payments for repurchases of our common stock from the open market of $983.0 million.
Stock Repurchase Programs
    From time to time, we repurchase shares of our common stock pursuant to repurchase programs that are funded from working capital. In May 2025, our board of directors authorized a $1.5 billion stock repurchase program (the "Repurchase Program"). The Repurchase Program does not obligate us to acquire any of our common stock and may be suspended or discontinued by the Company at any time without prior notice. We did not repurchase any shares during the six months ended June 30, 2026. As of June 30, 2026, the remaining authorized amount for repurchases under the Repurchase Program was $817.9 million. Refer to Note 6. Stockholders' Equity and Stock-Based Compensation of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for further discussion.
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
    Our material cash requirements include the following contractual and other obligations:
Purchase Obligations
    We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf. A significant portion of our purchase orders for finished goods and strategic components, including integrated circuits consigned to contract manufacturers, consists of non-cancellable commitments. As of June 30, 2026, we had $9.7 billion of such purchase obligations, of which $9.4 billion are expected to be received within one year, and $0.3 billion are expected to be received after one year. These open purchase orders are considered enforceable and legally binding, and while we may have some limited ability to reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services, this can only occur with the agreement of the related supplier.
Property Project
In 2021, we purchased land and the improvements thereon in Santa Clara, California to construct a building for office, lab and data center space. As of June 30, 2026, the estimated remaining capital expenditures related to this project are expected to be approximately $110.0 million to $135.0 million through the end of fiscal 2026 when we expect construction to be completed.
Off-balance Sheet Arrangements
    As of June 30, 2026, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
    Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
    There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, that occurred during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

•we enter into significant purchase commitments and are susceptible to supply shortages, extended lead times or supply changes;
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
Risks Related to Supply Chain and Manufacturing
•Supply chain constraints and inventory imbalances could adversely affect our revenue and gross margins;
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

Our products are primarily manufactured in Malaysia, Vietnam, and Mexico, and we also procure a limited number of products originating from China, Taiwan, Thailand and the Philippines. In addition, our contract manufacturing partners procure some components from China for use in the manufacturing of our products. Because our products are primarily manufactured internationally, the import of our products into the U.S. has been and continues to be affected by applicable tariff policies.
Over the last decade, and especially under the current administration, the U.S. government has enacted various new and increased tariffs affecting the import of various items from various countries. For example, since 2018, the U.S. government has enacted various tariffs on products from China under Section 301 trade authorities, including on communications equipment products and components manufactured and imported from China. Since February 2025, the U.S. has also imposed additional global, country-specific, as well as additional commodity-specific tariffs on certain imported items, pursuant to executive orders issued under various trade authorities, including the International Emergency Economic Powers Act (“IEEPA”), Sections 122 and 301 of the Trade Act of 1974, and Section 232 of the Trade Expansion Act of 1962. In February 2026, the U.S. Supreme Court held that the tariffs imposed under IEEPA were invalid.
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
Although we enter into significant purchase commitments to support long-term customer demand, if we are unable to obtain sufficient quantities of any of these components on commercially reasonable terms or in a timely manner, or if we are unable to obtain alternative sources for these components, shipments of our products could be delayed or halted entirely, or we may be required to redesign our products. Any of these events could result in the cancellation of orders, lost sales, reduced gross margins or damage to our customer relationships, which would adversely impact our business, financial condition, results of operations and prospects. Additionally, if our suppliers do not meet their commitments, customers cancel orders or actual demand is less than our demand forecasts, it could result in excess or obsolete inventory, which we would be required to write down to its estimated realizable value, which in turn could impact our cash flows and result in lower gross margins and operating income.
In the event of an ongoing shortage or supply constraints from our component suppliers, we may not be able to develop alternate or second sources in a timely manner. Further, long-term supply and maintenance obligations to customers increase the duration for which specific components are required, which may increase the risk of component shortages or the cost of carrying inventory. In addition, our component suppliers change their selling prices frequently in response to market trends, including industry-wide increases in demand such as has occurred in the market for memory and silicon, or charge additional fees to expedite orders, and because we do not have guaranteed pricing with these suppliers, we are susceptible to availability or price fluctuations related to raw materials and components. Due to volatility in component prices, we expect to experience timing mismatches between when component prices increase and if, or when we are able to pass those costs through to customers. This potential inability to fully or timely adjust our pricing could adversely impact our gross margins and financial condition.

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
The data center and campus networking markets have been historically dominated by Cisco, with competition also coming from other large network equipment and system vendors, including Dell/EMC, Extreme Networks, Hewlett Packard Enterprise, Huawei, Nvidia and white box networking vendors utilizing open-source operating systems. Most of our competitors and some strategic alliance partners have made acquisitions and/or have entered into, or extended, partnerships or other strategic relationships to offer more comprehensive product lines, including cloud networking solutions and network security. For example, Cisco acquired Acacia Communications, Broadcom acquired Brocade Communications and VMware, Dell acquired Force10 Networks, Hewlett Packard Enterprise acquired Juniper Networks, and Nvidia has made significant investment in several AI Neoclouds. Moreover, large system vendors are increasingly seeking to deliver vertically integrated networking solutions to customers that combine or bundle hardware and software solutions as an alternative to our products. We expect this trend to continue as companies attempt to strengthen their market positions in an evolving industry and as companies are acquired or are unable to continue operations. Industry consolidation may result in stronger competitors that are better able to compete with us, and this could lead to more variability in our results of operations and could have a material adverse effect on our business, the pricing of our solutions, financial condition, results of operations and prospects.
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
We periodically introduce enhanced and/or new products and services that are not yet commercially established. Market awareness of our value proposition and products and services will be essential to our continued growth and our success, particularly for the service provider and broader enterprise markets. Additionally, because we are introducing new products in markets such as the AI Ethernet market, some products are subject to trials, testing, qualification and acceptance periods. If our marketing efforts are unsuccessful in creating market awareness of our company and our products and services or in gaining access to new customer markets, or if these new products and services are not accepted by customers, then our business, financial condition, results of operations and prospects will be adversely affected, and we will not be able to achieve sustained growth.
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
Most of our contracts with customers are on an open credit basis, with standard payment terms of 30 to 90 days. From time to time, we also grant extended payment terms with certain large customers. These arrangements may expose us to credit risk and upfront working capital requirements. Although we monitor individual end-customer payment capability in granting such arrangements, we seek to limit such open credit to amounts we believe the customers can pay and maintain reserves we believe are adequate to cover exposure for doubtful accounts. However, our exposure to credit risks can be negatively impacted by downturns in our customer's business, a global economic downturn, or periods of economic uncertainty. Any significant delay or default in the collection of receivables could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. There is no assurance that our customers will be able to pay us and our customers could default on their obligations to us, which could adversely affect our results of operations, financial condition, and liquidity.
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
Risks Related to Supply Chain and Manufacturing
Supply chain constraints and the time to manufacture our products may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.
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
In order to reduce lead times in our supply chain and plan for adequate component supply, we have issued and expect to continue to issue purchase orders for components and products that are non-cancellable and non-returnable, including purchase commitments for semiconductors as disclosed in Note 5. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. We expect inventory and purchase commitments to remain elevated and subject to volatility. This variability is driven by new product introductions, shifts in customer demand, and fluctuations in supplier lead times. In particular, we continue to increase our purchase commitments to respond to the rapid deployment of AI networks and to navigate the tightening supply within the memory and silicon markets and reduce overall lead times, which will increase our working capital requirements. These constraints, in addition to supply chain inflation and material scarcity, may prevent us from shipping customer orders on time, cost-effectively, or at all, which could result in the loss of sales, damage customer relationships, negatively impact our revenue and continue to put pressure on our gross margins. There is no guarantee that suppliers will meet their commitments or that actual customer demand will not be lower than our demand forecasts. Additionally, certain customers have and may continue to engage in cost reduction measures including reductions in capital expenditures and other efficiency efforts, which may result in a cancellation of orders or reduce demand for our products. We establish a liability for non-cancellable, non-returnable purchase commitments with our component inventory suppliers for quantities in excess of our demand forecasts, or for products that are considered obsolete. In addition, we establish a liability and reimburse our contract manufacturer for component inventory purchased on our behalf that has been rendered excess or obsolete due to manufacturing and engineering change orders, or in cases where inventory levels greatly exceed our demand forecasts. The magnitude of these balances, combined with shifting product priorities, has resulted in increased risk that we may not be able to sell all of this inventory, which in turn has resulted, and may in the future result, in additional excess and obsolete inventory-related charges. Our non-cancellable commitments and the cash deposits to secure our purchases with our contract manufacturers are disclosed in Note 5. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. If we ultimately determine that we have excess or obsolete inventory, we may have to reduce our prices and write down inventory to its estimated realizable value, which in turn could result in lower gross margins. If we are unable to effectively manage our supply and inventory, our business, financial condition, results of operations and prospects could be adversely affected.
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
We and our contract manufacturers procure components and build our products based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and analysis from our sales and marketing organizations, adjusted for overall market conditions and other factors. In order to address customer demand and extended lead times, we have entered, and may continue to enter, into significant purchase commitments with our contract manufacturers and suppliers, with issuance of non-cancellable purchase orders for such commitments. In particular, we have increased our purchase commitments to respond to the rapid deployment of AI networks and reduce overall lead times which will increase our working capital requirements. We continue to increase our purchase commitments in response to the tightening of supply conditions in the memory and silicon markets. There is no guarantee that suppliers will meet their commitments or that actual customer demand will directly match our demand forecasts. If our forecasts materially change from our initial projections, customers' orders are cancelled or if we otherwise do not need such inventory, we may under- or over-procure inventory, which could materially and adversely affect our business, financial condition and results of operations.
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
Although we monitor our use of open-source software to avoid subjecting our products to conditions we do not intend, we cannot assure you that our processes for controlling our use of open-source software in our products will be effective. If we are held to have breached the terms of an open source software license, we could be required to seek licenses from third parties to continue offering our products on terms that are not economically feasible, to re-engineer our products, to discontinue the sale of our products if re-engineering could not be accomplished on a timely basis or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition, results of operations and prospects.
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
We, or third parties on which we rely, could experience disruptions, cybersecurity breaches, and other cybersecurity incidents with many different types of causes, including phishing schemes and other social engineering methods, fraud and other malfeasance, denial of service attacks, vulnerabilities or defects in design or manufacture, unintended technical errors, misconfigurations, “bugs,” viruses, ransomware and other malware, mishandling of data or other mistakes by employees or other insiders, and attacks by insiders or external parties. Sophisticated, or even unsophisticated, persons or organizations may attempt to compromise our systems, or third party systems on which we rely, and access, use, destroy, impair, or obtain confidential, personal, or otherwise sensitive or proprietary information and could compromise our systems, products, services and networks, or those of third parties on which we rely. Geopolitical tensions and conflicts may create a greater risk of cyberattacks against our company and our manufacturers, suppliers, logistics providers, banks and other business partners. Our acquisition of Awake Security and our provision of its NDR platform may result in us being a more attractive target for such attacks. We may also face increased risks of cybersecurity incidents in connection with personnel working remotely.
We may experience cybersecurity incidents that we do not detect, or that we do not detect for extended periods of time. The techniques used to carry out attacks are constantly evolving, and it may be more difficult to detect attacks involving techniques that we are not aware of or have not anticipated. The emergence and maturation of AI capabilities may also lead to security breaches and incidents, and more frequent and intense attacks, owing to new and/or more sophisticated methods of attack, new means of identifying and exploiting vulnerabilities or other new or enhanced capabilities.
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
•our managed network solutions and infrastructure for customers could experience outages or security exploits, causing widespread disruption to customer network operations, service unavailability, and potential loss or compromise of customer data;
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
Over the past several years, the U.S. government has enacted a series of enhanced international trade restrictions affecting China and other countries which have included additional export controls and sanctions, import regulations and foreign investment regulations. For example, the U.S. has added additional entities, from China and elsewhere, to restricted party lists impacting the ability of U.S. companies to provide products, and in certain cases services, to these entities and, in some cases, receive products or services from these entities. Beginning in October 2022, the U.S. expanded controls restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, and supercomputing. Although prior to the scheduled compliance date the administration announced its intention to rescind, and nonenforcement posture for, new regulations introduced in January 2025 further expanding the controls to impose a worldwide licensing requirement on certain ICs and computing resources that are used for training of AI models. The U.S. government may issue new controls on similar technologies in the future. The U.S. government also expanded the scope of restrictions on the development or production of advanced ICs and certain semiconductor manufacturing equipment, and the restrictions on supercomputing, though certain U.S. export controls have been partially relaxed pursuant to the bilateral trade negotiations between the U.S. and China since May 2025. Further changes to any of these policies are possible.
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
Taxation of earnings inside and outside of the U.S. may have adverse effects on our operating results and could impact the tax treatment of our earnings and cash and cash equivalent balances we currently maintain. On January 5, 2026, the Organization for Economic Cooperation and Development ("OECD") announced its “side-by-side” elective safe harbor package that would exempt U.S.-parented multinational entities from certain provisions of Pillar Two legislation previously enacted across the EU and other OECD member countries for fiscal years beginning on or after January 1, 2026. And, in June 2026,

California enacted Senate Bill 122, which extends the $5 million limitation on the use of business tax credits through 2029 and establishes a permanent credit cap starting in 2030 at the greater of $5 million or 70% of tax liability. We have assessed the impacts of these new laws domestically and on countries that we operate in and do not currently anticipate any material impacts on our effective tax rate. However, we cannot provide any assurance that there will not be a material impact to our effective tax rate in the future because of these developments or other proposed tax law changes.
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
Additionally, the U.S. government continues to expand controls enacted in October 2022 restricting the ability to export, reexport and transfer certain products and technology related to semiconductors, semiconductor manufacturing, and supercomputing. Although prior to the enforcement date, the administration announced its intention to rescind the January 2025 regulations and stated that it would not enforce them, those regulations had expanded the export controls by imposing a worldwide licensing requirement on certain integrated circuits and computing resources used for training of AI models. The U.S. government may issue new controls on similar technologies in the future. The U.S. government also expanded the scope of restrictions on the development or production of advanced integrated circuits and certain semiconductor manufacturing equipment and the restrictions on supercomputing in China and other countries. Other foreign governments may in turn impose similar or more restrictive controls. These controls or any additional restrictions may impact our ability to export certain products to China or other countries, prohibit us from selling our products to certain of our customers, restrict our ability to use certain ICs in our products, or impact our suppliers who may utilize facilities or equipment described in these controls. However, certain U.S. export controls have been the subject of bilateral trade negotiations between the U.S. and China and have been partially relaxed since May 2025, with further changes possible.
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
Although our board of directors has authorized stock repurchase programs, any determination to execute stock repurchases will be subject to, among other things, our financial position and results of operations, available cash and cash flow, capital requirements, market and business conditions, stock price, acquisition opportunities and other factors, as well as our board of director’s continuing determination that the repurchase programs are in the best interests of our shareholders and is in compliance with all laws and agreements applicable to the repurchase programs. Our current stock repurchase program does not oblige us to acquire any common stock. If we fail to meet any expectations related to stock repurchases, the market price of our common stock could decline, and could have a material adverse impact on investor confidence. Additionally, price volatility of our common stock over a given period may cause the average price at which we repurchase our common stock to exceed the stock’s market price at a given point in time.
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
Our directors, executive officers and each of our stockholders who own greater than 10% of our outstanding common stock together with their affiliates, in the aggregate, beneficially own approximately 17.0% of the outstanding shares of our common stock, based on shares outstanding as of June 30, 2026. As a result, these stockholders, if acting together, could exercise a significant level of influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be averse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock. In addition, sales by such stockholders could negatively affect our stock price.
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
From time to time, we repurchase shares of our common stock pursuant to repurchase programs that are funded from working capital. In May 2025, our board of directors authorized a $1.5 billion Repurchase Program. The Repurchase Program does not obligate us to acquire any of our common stock and may be suspended or discontinued by the Company at any time without prior notice. We did not repurchase any shares during the six months ended June 30, 2026. As of June 30, 2026, the remaining authorized amount for repurchases under the Repurchase Program was $817.9 million. Refer to Note 6. Stockholders' Equity and Stock-Based Compensation of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for further discussion.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following director and officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On June 2, 2026, Chantelle Breithaupt, our Senior Vice President and Chief Financial Officer, modified her Rule 10b5-1 trading arrangement previously adopted on December 11, 2025, providing for the sale from time to time of a number of shares of our common stock that may be earned in connection with grants of performance-based restricted stock units, which cannot be determined at this time. The duration of the trading arrangement is until December 31, 2026, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).
On June 9, 2026, Mark Templeton, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 50,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 30, 2027, or earlier if all transactions under the trading arrangement are completed.
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

Arista Networks, Inc.
(Registrant)

Date:	August 4, 2026	By:	/s/ JAYSHREE ULLAL
Jayshree Ullal
Chief Executive Officer and Chairperson of the Board
(Principal Executive Officer)

Date:	August 4, 2026	By:	/s/ CHANTELLE BREITHAUPT
Chantelle Breithaupt
Senior Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)