Form 10-Q
period 2026-09-30
Arista Networks, Inc.
filed 2026-11-04
CIK 1596532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of October 29, 2026 was 1,263,402,335.

ARISTA NETWORKS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ARISTA NETWORKS, INC.
Condensed Consolidated Balance Sheets
(In millions, except par value)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,288.1	$1,963.9
Marketable securities	12,070.9	8,779.1
Accounts receivable, net	2,327.8	1,886.9
Inventories	3,209.8	2,247.1
Prepaid expenses and other current assets	2,235.7	1,510.0
Total current assets	22,132.3	16,387.0
Property and equipment, net	378.8	203.1
Goodwill	416.1	416.1
Deferred tax assets	1,437.7	1,773.6
Other assets	899.2	668.8
TOTAL ASSETS	$25,264.1	$19,448.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$682.6	$651.7
Accrued liabilities	640.8	475.4
Deferred revenue	5,102.2	4,002.6
Other current liabilities	296.4	246.8
Total current liabilities	6,722.0	5,376.5
Deferred revenue, non-current	1,737.3	1,369.8
Other long-term liabilities	358.1	331.8
TOTAL LIABILITIES	8,817.4	7,078.1
Commitments and Contingencies (Note 4)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—100 shares authorized and no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value—4,000 shares authorized as of September 30, 2026 and December 31, 2025; 1,263.4 and 1,256.5 shares issued and outstanding as of September 30, 2026 and December 31, 2025	0.1	0.1
Additional paid-in capital	3,304.4	2,911.8
Retained earnings	13,243.2	9,446.6
Accumulated other comprehensive income (loss)	(101.0)	12.0
TOTAL STOCKHOLDERS’ EQUITY	16,446.7	12,370.5
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,264.1	$19,448.6

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Income Statements
(Unaudited, in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Product	$3,190.0	$1,911.7	$8,106.5	$5,481.2
Service	467.6	396.6	1,295.8	1,036.7
Total revenue	3,657.6	2,308.3	9,402.3	6,517.9
Cost of revenue:
Product	1,255.1	745.5	3,264.5	2,125.5
Service	76.8	72.6	225.0	187.5
Total cost of revenue	1,331.9	818.1	3,489.5	2,313.0
Gross profit	2,325.7	1,490.2	5,912.8	4,204.9
Operating expenses:
Research and development	486.9	326.0	1,178.8	888.9
Sales and marketing	156.6	151.2	448.5	394.3
General and administrative	39.8	34.8	107.3	98.5
Total operating expenses	683.3	512.0	1,734.6	1,381.7
Income from operations	1,642.4	978.2	4,178.2	2,823.2
Other income (expense), net	273.1	98.9	513.0	289.1
Income before income taxes	1,915.5	1,077.1	4,691.2	3,112.3
Provision for income taxes	355.1	224.1	895.0	556.7
Net income	$1,560.4	$853.0	$3,796.2	$2,555.6
Net income per share:
Basic	$1.24	$0.68	$3.01	$2.03
Diluted	$1.22	$0.67	$2.98	$2.00
Weighted-average shares used in computing net income per share:
Basic	1,262.2	1,258.0	1,260.0	1,258.1
Diluted	1,278.2	1,276.6	1,276.0	1,275.7

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$1,560.4	$853.0	$3,796.2	$2,555.6
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	(0.3)	(1.3)	(3.3)	1.8
Available-for-sale investments:
Change in net unrealized gains (losses) on available-for-sale securities	(60.2)	5.3	(109.4)	19.2
Reclassification adjustment included in net income	—	—	(0.3)	—
Other comprehensive income (loss)	(60.5)	4.0	(113.0)	21.0
Comprehensive income	$1,499.9	$857.0	$3,683.2	$2,576.6

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in millions)

	Three Months Ended September 30, 2026						Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of period	1,261.2	$0.1	$3,155.3	$11,682.8	$(40.5)	$14,797.7	1,256.5	$0.1	$2,911.8	$9,446.6	$12.0	$12,370.5
Net income	—	—	—	1,560.4	—	1,560.4	—	—	—	3,796.2	—	3,796.2
Other comprehensive loss, net of tax	—	—	—	—	(60.5)	(60.5)	—	—	—	—	(113.0)	(113.0)
Stock-based compensation	—	—	138.1	—	—	138.1	—	—	379.4	—	—	379.4
Issuance of common stock in connection with employee equity incentive plans	2.3	—	29.5	—	—	29.5	7.2	—	62.9	—	—	62.9
Tax withholding paid for net share settlement of equity awards	(0.1)	—	(18.5)	—	—	(18.5)	(0.3)	—	(49.7)	—	—	(49.7)
Other	—	—	—	—	—	—	—	—	—	0.4	—	0.4
Balance at end of period	1,263.4	$0.1	$3,304.4	$13,243.2	$(101.0)	$16,446.7	1,263.4	$0.1	$3,304.4	$13,243.2	$(101.0)	$16,446.7

	Three Months Ended September 30, 2025						Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at beginning of period	1,256.8	$0.1	$2,635.6	$8,262.1	$3.8	$10,901.6	1,261.3	$0.1	$2,465.4	$7,542.5	$(13.2)	$9,994.8
Net income	—	—	—	853.0	—	853.0	—	—	—	2,555.6	—	2,555.6
Other comprehensive income, net of tax	—	—	—	—	4.0	4.0	—	—	—	—	21.0	21.0
Stock-based compensation	—	—	127.9	—	—	127.9	—	—	306.1	—	—	306.1
Issuance of common stock in connection with employee equity incentive plans	2.5	—	25.6	—	—	25.6	9.4	—	56.9	—	—	56.9
Repurchase of common stock	—	—	—	—	—	—	(11.1)	—	—	(983.0)	—	(983.0)
Tax withholding paid for net share settlement of equity awards	(0.1)	—	(5.0)	—	—	(5.0)	(0.4)	—	(44.3)	—	—	(44.3)
Balance at end of period	1,259.2	$0.1	$2,784.1	$9,115.1	$7.8	$11,907.1	1,259.2	$0.1	$2,784.1	$9,115.1	$7.8	$11,907.1
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

ARISTA NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in millions)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,796.2	$2,555.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70.3	49.8
Stock-based compensation	379.4	306.1
Deferred income taxes	369.3	(202.5)
Other	(148.2)	(23.5)
Changes in operating assets and liabilities:
Accounts receivable, net	(440.9)	(348.9)
Inventories	(962.8)	(321.1)
Other assets	(604.2)	(683.7)
Accounts payable	19.9	98.1
Deferred revenue	1,467.1	1,765.7
Income taxes, net	(159.9)	(105.2)
Other liabilities	191.2	19.6
Net cash provided by operating activities	3,977.4	3,110.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	2,437.7	2,590.3
Proceeds from sale of marketable securities	598.0	41.4
Purchases of marketable securities	(6,449.9)	(4,816.3)
Purchases of property and equipment	(184.9)	(82.5)
Cash paid for business combinations, net of cash acquired	—	(300.0)
Other	(60.0)	(10.0)
Net cash used in investing activities	(3,659.1)	(2,577.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity plans	62.9	56.9
Tax withholding paid on behalf of employees for net share settlement	(49.7)	(44.3)
Repurchases of common stock	—	(983.0)
Other	(3.7)	—
Net cash provided by (used in) financing activities	9.5	(970.4)
Effect of exchange rate changes	(3.5)	1.7
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	324.3	(435.8)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —Beginning of period	1,965.3	2,763.8
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$2,289.6	$2,328.0

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
Basis of Presentation and Principles of Consolidation
    The accompanying unaudited condensed consolidated financial statements include the accounts of Arista Networks, Inc. and our wholly-owned subsidiaries and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. All significant inter-company accounts and transactions have been eliminated.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) which is intended to streamline the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. We are currently evaluating the provisions of this ASU.

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

	September 30, 2026				December 31, 2025
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Financial Assets:
Cash Equivalents:
Money market funds	$394.9	$—	$—	$394.9	$1,174.8	$—	$—	$1,174.8
Commercial paper	—	50.3	—	50.3	—	29.8	—	29.8
Corporate bonds	—	—	—	—	—	6.6	—	6.6
Certificate of deposits	—	450.0	—	450.0	—	—	—	—
U.S. government notes	10.0	—	—	10.0	124.9	—	—	124.9
	404.9	500.3	—	905.2	1,299.7	36.4	—	1,336.1
Marketable Securities:
Commercial paper	—	688.2	—	688.2	—	83.0	—	83.0
U.S. government notes	2,951.7	—	—	2,951.7	2,854.3	—	—	2,854.3
Corporate bonds	—	7,036.8	—	7,036.8	—	4,329.7	—	4,329.7
Municipal bonds	—	29.3	—	29.3	—	14.5	—	14.5
Agency securities	—	1,364.9	—	1,364.9	—	1,497.6	—	1,497.6
	2,951.7	9,119.2	—	12,070.9	2,854.3	5,924.8	—	8,779.1
Other Assets:
Money market funds - restricted cash	1.5	—	—	1.5	1.4	—	—	1.4
Total Financial Assets	$3,358.1	$9,619.5	$—	$12,977.6	$4,155.4	$5,961.2	$—	$10,116.6
    During the three and nine months ended September 30, 2026, the Company did not make any transfers between the levels of the fair value hierarchy.
    The following table summarizes the amortized cost, unrealized gains and losses, and fair value of our debt securities measured at fair value on a recurring basis (in millions):

	September 30, 2026				December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Certificate of deposits	$450.0	$—	$—	$450.0	$—	$—	$—	$—
Commercial paper	738.5	—	—	738.5	112.8	—	—	112.8
U.S. government	2,987.7	—	(26.0)	2,961.7	2,970.4	8.8	—	2,979.2
Corporate bonds	7,110.3	0.1	(73.6)	7,036.8	4,321.2	16.0	(0.9)	4,336.3
Municipal bonds	29.7	—	(0.4)	29.3	14.5	—	—	14.5
Agency securities	1,382.1	—	(17.2)	1,364.9	1,495.5	2.7	(0.6)	1,497.6
Total	$12,698.3	$0.1	$(117.2)	$12,581.2	$8,914.4	$27.5	$(1.5)	$8,940.4
    For debt securities in unrealized loss positions, it is not likely that we will be required to sell such securities before recovery of their amortized cost basis nor do we have the intent to sell such securities before maturity. We invest in debt securities that have maximum maturities of three years that are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these debt securities, the more susceptible they are to changes in market interest rates and bond yields. Given the relatively short-term and conservative nature of our portfolio, our debt securities are generally not subject to credit risk; therefore, we did not recognize any credit losses or non-credit-related impairments related to such securities for the three and nine months ended September 30, 2026. All unrealized gains or losses were recognized in other comprehensive income (loss). Realized gains or losses were immaterial for the three and nine months ended September 30, 2026.
    The following table is an analysis of our debt securities in unrealized loss positions (in millions):

	September 30, 2026
	Unrealized Losses within 12 months
	Fair Value	Unrealized Losses
U.S. government notes	2,900.8	(26.0)
Corporate bonds	6,806.2	(73.4)
Municipal bonds	29.3	(0.4)
Agency securities	1,259.4	(16.6)
Total	$10,995.7	$(116.4)
Debt securities in unrealized loss positions 12 months or greater were not material as of September 30, 2026
     As of September 30, 2026, we had no marketable debt securities with contractual maturities that exceeded three years. The fair values of marketable debt securities, by remaining contractual maturities, are as follows (in millions):

September 30, 2026
Fair Value
Due in 1 year or less	$4,910.3
Due in 1 to 3 years	7,160.6
Total debt securities	$12,070.9
    The weighted-average remaining duration of our marketable debt securities is approximately 1.3 years as of September 30, 2026. As we view these marketable debt securities as available to support current operations, we classify marketable debt securities with maturities beyond 12 months as current assets under the caption "Marketable securities" on the condensed consolidated balance sheets.

3.    Financial Statements Details
Inventories
    Inventories consist of the following (in millions):

	September 30, 2026	December 31, 2025
Raw materials	$1,137.9	$611.2
Finished goods(1)	2,071.9	1,635.9
Total inventories	$3,209.8	$2,247.1
(1) The balance includes evaluation inventory totaling $874.3 million and $403.7 million as of September 30, 2026 and December 31, 2025, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in millions):

	September 30, 2026	December 31, 2025
Deferred cost of goods sold(1)	$1,586.2	$1,197.0
Other prepaid expenses and deposits	649.5	313.0
Total prepaid expenses and other current assets	$2,235.7	$1,510.0
(1) The increase as of September 30, 2026 was driven by a corresponding increase in deferred product revenue.
Property and Equipment, net
    Property and equipment, net consists of the following (in millions):

	September 30, 2026	December 31, 2025
Land	$47.3	$47.3
Equipment and machinery	230.1	188.3
Computer hardware and software	67.4	66.2
Leasehold improvements	38.3	38.4
Furniture and fixtures	3.8	3.7
Construction-in-process	264.0	107.9
Property and equipment, gross	650.9	451.8
Less: accumulated depreciation	(272.1)	(248.7)
Property and equipment, net	$378.8	$203.1
Deferred Revenue and Other Performance Obligations
Deferred Revenue
    Deferred revenue is comprised mainly of unearned revenue related to multi-year post-contract support ("PCS") contracts and product deferrals related to contracts with acceptance clauses. The following table summarizes the activity related to our deferred revenue (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Deferred revenue, beginning balance	$6,865.9	$4,061.7	$5,372.4	$2,791.4
Less: Revenue recognized from beginning balance	(1,715.0)	(699.7)	(3,137.7)	(1,094.5)
Add: Deferral of revenue in current period, excluding amounts recognized during the period	1,688.6	1,324.2	4,604.8	2,989.3
Deferred revenue, ending balance	$6,839.5	$4,686.2	$6,839.5	$4,686.2

Other Performance Obligations
    Other performance obligations totaling $1.4 billion as of September 30, 2026 include unbilled multi-year PCS and service contract amounts of $497.1 million, and $943.5 million of binding contractual agreements with certain customers that are primarily related to future product shipments.
Revenue from Total Remaining Performance Obligations
    Total revenue from our deferred revenue, contract liabilities and other performance obligations that is expected to be recognized in future periods amounts to $8.6 billion as of September 30, 2026. Approximately 91% of this future revenue is expected to be recognized over the next two years and the remaining 9% is expected to be recognized during the third to the fifth year.
Other Income (Expense), net
    Other income (expense), net consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$137.3	$99.8	$368.9	$280.4
Other	135.8	(0.9)	144.1	8.7
Total	$273.1	$98.9	$513.0	$289.1
4.    Commitments and Contingencies
Purchase Commitments
    We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf. A significant portion of our purchase orders for finished goods and strategic components, including integrated circuits consigned to contract manufacturers, consists of non-cancellable commitments. As of September 30, 2026, we had non-cancellable purchase commitments not recorded on our balance sheet of $11.4 billion, of which $9.3 billion have expected receipt dates within 12 months, and $2.1 billion have expected receipt dates greater than 12 months. Purchase commitments with our contract manufacturers and suppliers generally reflect fixed pricing and quantities, but certain arrangements may include variable pricing mechanisms. These obligations are considered enforceable and legally binding, and while we may have some limited ability to reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services, this can only occur with the agreement of the related supplier.
    We also had deposits to our contract manufacturers to secure our purchase commitments in the amount of $152.8 million and $53.0 million as of September 30, 2026 and December 31, 2025, respectively, which were recorded within prepaid expenses and other current assets, as well as other assets in the condensed consolidated balance sheets.
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
    We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2026, provisions recorded for contingent losses related to other claims and matters have not been significant. Based on currently-available information, management does not believe that any additional liabilities relating to other unresolved matters are probable or that the amount of any resulting loss is estimable, and believes these other matters are not likely, individually and in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows; however, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the unfavorable outcome occurs, and potentially in future periods.
5.    Stockholders’ Equity and Stock-Based Compensation
Stock Repurchase Program
In May 2025 our board of directors authorized a $1.5 billion stock repurchase program (the “Repurchase Program”). This authorization allows us to repurchase shares of our common stock that will be funded from working capital. Repurchases may be made at management's discretion from time to time on the open market, through privately negotiated transactions, transactions structured through investment banking institutions, block purchases, trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or a combination of the foregoing. The Repurchase Program does not obligate us to acquire any of our common stock and may be suspended or discontinued by the Company at any time without prior notice. We did not repurchase any shares during the nine months ended September 30, 2026. As of September 30, 2026, the remaining authorized amount for repurchases under the Repurchase Program was $817.9 million.

Equity Award Plan Activities
Restricted Stock Unit (RSU) Activities
    A summary of the RSU activity is presented below (in millions, except years and per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested balance—December 31, 2025	28.1	$69.81
RSUs granted	3.5	169.74
RSUs vested	(6.1)	54.89
RSUs forfeited/canceled	(1.2)	71.48
Unvested balance—September 30, 2026	24.3	$88.63
Stock-Based Compensation Expense
    The following table summarizes the stock-based compensation expense related to our equity awards (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$8.4	$8.0	$22.8	$19.3
Research and development	78.4	74.6	220.7	184.8
Sales and marketing	37.4	32.9	99.4	71.6
General and administrative	13.9	12.4	36.5	30.4
Total stock-based compensation	$138.1	$127.9	$379.4	$306.1
    As of September 30, 2026, there were $1.7 billion of unamortized compensation costs related to all unvested awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 4.1 years.
6.    Net Income Per Share
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$1,560.4	$853.0	$3,796.2	$2,555.6
Denominator:
Basic weighted-average shares outstanding	1,262.2	1,258.0	1,260.0	1,258.1
Add weighted-average effect of dilutive securities:
Employee equity awards	16.0	18.6	16.0	17.6
Diluted weighted-average shares outstanding	1,278.2	1,276.6	1,276.0	1,275.7
Net income per share:
Basic	$1.24	$0.68	$3.01	$2.03
Diluted	$1.22	$0.67	$2.98	$2.00
    The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share for the periods presented because their effect would have been anti-dilutive for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Employee equity awards	0.3	0.2	0.3	1.4

7.    Income Taxes (in millions, except percentages)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income before income taxes	$1,915.5	$1,077.1	$4,691.2	$3,112.3
Provision for income taxes	355.1	224.1	895.0	556.7
Effective tax rate	18.5%	20.8%	19.1%	17.9%
The decrease in the effective tax rate in the three months ended September 30, 2026, as compared to the same period in 2025, was primarily due to a one-time deferred tax provision resulting from the enactment of the One Big Beautiful Bill Act ("OBBB Act") in 2025. The increase in the effective tax rate in the nine months ended September 30, 2026, as compared to the same period in 2025, was primarily due to a decrease in tax benefits attributable to equity-based compensation.
8.    Segment and Geographical Information
We operate as one reportable segment. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies. Our chief operating decision maker ("CODM") is our Chief Executive Officer and Chairperson of the Board, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The financial information reviewed by the CODM reflects quarterly and year-to-date operating results, with a primary focus on revenue, gross margin, operating margin and net income as reported on the condensed consolidated income statements. Consolidated financial information is used by the CODM to evaluate performance and make decisions regarding resource allocation and other strategic initiatives. This consolidated financial information is also what is used to establish and approve operating budgets and forecasts. The measure of segment assets is reported on the consolidated balance sheets in total. There was no change for each of the periods presented in the measurement methods used to determine reported segment profit and loss.

The CODM reviews cost of revenue and operating expenses, which are presented as separate line items on the Company’s condensed consolidated income statements. Other segment items that are included in the calculation of the Company’s net income include other income (expense), net, which is further described in Note 3. Financial Statements Details, and income taxes, which is further described in Note 7. Income Taxes. Other segment disclosures such as depreciation and amortization and stock-based compensation are disclosed in the Consolidated Statements of Cash Flows.
    The following table represents revenue based on customers’ shipping addresses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Americas(1)	$2,975.1	$1,840.0	$7,603.1	$5,162.6
Europe, Middle East and Africa	381.2	238.8	1,054.4	695.0
Asia-Pacific	301.3	229.5	744.8	660.3
Total revenue	$3,657.6	$2,308.3	$9,402.3	$6,517.9
(1) Includes $2,956.3 million and $1,825.7 million revenue generated from the U.S. for the three months ended September 30, 2026 and September 30, 2025, respectively, and $7,548.0 million and $5,119.3 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.
    Long-lived assets, net, excluding intercompany receivables, investments in subsidiaries, investments in privately-held companies and deferred tax assets, by location are summarized as follows (in millions):

	September 30, 2026	December 31, 2025
United States	$346.5	$184.8
International	32.3	18.3
Total	$378.8	$203.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
    You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K filed with the SEC. This Quarterly Report on Form 10-Q contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. The words “believe,” “may,” “will,” “potentially,” "likely" “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” "should", “project,” “plan,” “predict,” “expect,” the negative of any of these words and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to statements concerning the following: our ability to retain and increase sales to existing customers and attract new customers, including large and government customers; our expectation that we will derive substantially all of our product revenue from sales of our switching and routing platforms for the foreseeable future; our expectation that large purchases by a limited number of customers will continue to represent a substantial portion of our revenue; our relationships with and expectations concerning third parties, including, but not limited to our large customers, suppliers, distributors, systems integrators, channel partners and value-added resellers; our expectations regarding the growth of our revenue, including variability in sales and revenue concentration and timing, and the development and sale of next-generation versions of our switches; our beliefs regarding the effects our large customers' increased focus on deploying Ai-enabled solutions, including on the level, timing and mix of their purchases and capital expenditures; the amount and timing of revenue we expect to recognize from our deferred revenue and other performance obligations; our plans to continue to expand our sales force, marketing activities and relationships with channel, technology and system-level partners; our expectation that our sales and marketing expenses will increase in absolute dollars as we expand our sales and marketing efforts worldwide; our expectation that our results of operations will vary from period to period, including the potential impact on our results of operations of the timing and size of our investments to introduce new products and services and to enhance our existing platform; our expectations related to our inventory and purchase commitments; the potential impacts of tightening supply conditions and our ability to manage such supply chain constraints, particularly in the memory and silicon markets; actions we might take related to our supply of components, such as our expectation that we will continue to issue non-cancellable and non-returnable purchase orders; our expectation that our gross margin will fluctuate over time and the factors influencing such expectation; our plans to invest in the business, including in research and development; market trends, including our expectation that large system vendors will continue to combine cloud-focused hardware and software solutions as an alternative to our products; our expectation of increased competition and our ability to compete effectively; our expectation that our business will continue to be subject to new and changing legal and regulatory obligations, particularly related to AI, privacy, data protection, cybersecurity and the environment; our expectations regarding the impact of recent tax law developments on our effective tax rate; our belief that no potential litigation-related liabilities are likely to have a material adverse effect on our financial position, results of operations or cash flows; our belief that we will not pay any cash dividends in the foreseeable future; the potential amount of capital expenditures related to our new building in Santa Clara; and our belief that our existing cash, cash equivalents and marketable securities, together with cash flow from operations, will be sufficient to meet our working capital requirements and our growth strategies for the foreseeable future. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. You should not place undue reliance on our forward-looking statements.
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
Management is actively collaborating with contract manufacturers and suppliers to optimize our supply chain in response to component constraints, evolving international trade policies, and tariff uncertainties. Ongoing supply constraints and future trade measures have and could continue to adversely affect our supply chain stability and increase our product costs. We are maintaining a disciplined fulfillment cadence to ensure reliable inventory deployment. As we scale fulfillment to meet escalating demand, we are shipping products in line with customer deployment schedules and adjusting delivery timelines as component availability allows. Simultaneously, we are balancing customer lead time expectations against the availability and lead times of key components and products from our suppliers and contract manufacturers. Given the timing and prioritization of customer orders and shipment patterns, as well as the timing and outcome of customer trials and contracts with acceptance periods, near term revenue trends may not be reflective of current demand levels or the underlying timing of customer commitments.
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
Results of Operations
Three and Nine Months Ended September 30, 2026 Compared to Three and Nine Months Ended September 30, 2025
Revenue, Cost of Revenue and Gross Margin (in millions, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change in		2026	2025	Change in
	$	$	$	%	$	$	$	%
Revenue
Product	$3,190.0	$1,911.7	$1,278.3	66.9%	$8,106.5	$5,481.2	$2,625.3	47.9%
Service	467.6	396.6	71.0	17.9	1,295.8	1,036.7	259.1	25.0
Total revenue	3,657.6	2,308.3	1,349.3	58.5	9,402.3	6,517.9	2,884.4	44.3
Cost of revenue
Product	1,255.1	745.5	509.6	68.4	3,264.5	2,125.5	1,139.0	53.6
Service	76.8	72.6	4.2	5.8	225.0	187.5	37.5	20.0
Total cost of revenue	1,331.9	818.1	513.8	62.8	3,489.5	2,313.0	1,176.5	50.9
Gross profit	$2,325.7	$1,490.2	$835.5	56.1%	$5,912.8	$4,204.9	$1,707.9	40.6%
Gross margin	63.6%	64.6%			62.9%	64.5%

Revenue by Geography (in millions, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	% of Total	2025	% of Total	2026	% of Total	2025	% of Total
Americas	$2,975.1	81.4%	$1,840.0	79.8%	$7,603.1	80.9%	$5,162.6	79.2%
Europe, Middle East and Africa	381.2	10.4	238.8	10.3	1,054.4	11.2	695.0	10.7
Asia-Pacific	301.3	8.2	229.5	9.9	744.8	7.9	660.3	10.1
Total revenue	$3,657.6	100.0%	$2,308.3	100.0%	$9,402.3	100.0%	$6,517.9	100.0%

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
    Product revenue increased by $1,278.3 million, or 66.9%, and $2,625.3 million, or 47.9% for the three and nine months ended September 30, 2026, compared to the same periods in 2025. This increase reflects healthy customer demand of our switching and routing platforms across our customer base. In addition, service revenue increased by $71.0 million, or 17.9%, and $259.1 million, or 25.0% for the three and nine months ended September 30, 2026, compared to the same periods in 2025, as a result of continued growth in initial and renewal support contracts as our customer installed base has continued to expand. Non-Americas revenue represented 18.6% and 19.1% of total revenue for the three and nine months ended September 30, 2026, compared to 20.2% and 20.8% for the same periods in the prior year. These fluctuations are primarily driven by changes in the geographic mix of sales to our large global customers across our Non-Americas regions.
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
    Cost of revenue increased by $513.8 million, or 62.8%, and $1,176.5 million, or 50.9% for the three and nine months ended September 30, 2026, compared to the same periods in 2025. These increases were primarily driven by a corresponding increase in product and service revenues.
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
    Gross margin decreased to 63.6% and 62.9% for the three and nine months ended September 30, 2026, compared to 64.6% and 64.5% for the same periods in 2025. Product gross margin decreased by 0.3% and 1.5% during the three and nine months ended September 30, 2026, which was primarily driven by higher product costs, partly offset by supply chain productivity improvements.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change in		2026	2025	Change in
	$	$	$	%	$	$	$	%
Operating expenses:
Research and development	$486.9	$326.0	$160.9	49.4%	$1,178.8	$888.9	$289.9	32.6%
Sales and marketing	156.6	151.2	5.4	3.6	448.5	394.3	54.2	13.7
General and administrative	39.8	34.8	5.0	14.4	107.3	98.5	8.8	8.9
Total operating expenses	$683.3	$512.0	$171.3	33.5%	$1,734.6	$1,381.7	$352.9	25.5%

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
    Research and development expenses increased by $160.9 million, or 49.4%, and $289.9 million, or 32.6% for the three and nine months ended September 30, 2026, compared to the same periods in 2025. The increase for the three and nine months periods was primarily driven by increased personnel costs of $18.5 million and $77.9 million, as well as an increase in new product introduction costs of $137.0 million and $203.6 million, respectively.
Sales and marketing
    Sales and marketing expenses consist primarily of personnel costs, marketing, trade shows, and other promotional activities, and an allocated portion of facility and IT costs. We expect our sales and marketing expenses to increase in absolute dollars as we continue to expand our sales and marketing efforts worldwide.
    Sales and marketing expenses increased by $5.4 million, or 3.6%, and $54.2 million, or 13.7% for the three and nine months ended September 30, 2026, compared to the same periods in 2025, which was primarily driven by increased personnel costs due to headcount growth.
General and administrative
    General and administrative expenses consist primarily of personnel costs and professional services costs for our finance, human resources, legal and certain executive functions. Our professional services costs are primarily related to external legal, accounting and tax services.
    General and administrative expenses increased by $5.0 million, or 14.4%, and $8.8 million, or 8.9% for the three and nine months ended September 30, 2026, compared to the same periods in 2025, which was primarily driven by increased personnel costs.
Other Income (Expense), Net (in millions, except percentages)
    Other income (expense), net consists primarily of interest income from our cash, cash equivalents, and marketable securities, and gains on strategic investments.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change in		2026	2025	Change in
	$	$	$	%	$	$	$	%
Other income (expense), net:
Interest income	$137.3	$99.8	$37.5	37.6%	$368.9	$280.4	$88.5	31.6%
Other	135.8	(0.9)	136.7	15,189%	144.1	8.7	135.4	1,556%
Total other income (expense), net	$273.1	$98.9	$174.2	176.1%	$513.0	$289.1	$223.9	77.4%
    The favorable movements in other income (expense), net, during the three and nine months ended September 30, 2026, compared to the same periods in 2025 were driven by gains on strategic investments and the increases in interest income.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change in		2026	2025	Change in
	$	$	$	%	$	$	$	%
Income before income taxes	$1,915.5	$1,077.1	$838.4	77.8%	$4,691.2	$3,112.3	$1,578.9	50.7%
Provision for income taxes	355.1	224.1	131.0	58.5%	895.0	556.7	338.3	60.8%
Effective tax rate	18.5%	20.8%			19.1%	17.9%
The decrease in the effective tax rate in the three months ended September 30, 2026, as compared to the same period in 2025, was primarily due to a one-time deferred tax provision resulting from the enactment of the OBBB Act in 2025. The increase in the effective tax rate in the nine months ended September 30, 2026, as compared to the same period in 2025, was primarily due to a decrease in tax benefits attributable to equity-based compensation.
Liquidity and Capital Resources
    Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of September 30, 2026, our total balance of cash, cash equivalents and marketable securities was approximately $14.4 billion, of which approximately $1.0 billion was held outside the U.S. in our foreign subsidiaries.
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
Cash Flows (in millions)

	Nine Months Ended September 30,
	2026	2025
Cash provided by operating activities	$3,977.4	$3,110.0
Cash used in investing activities	(3,659.1)	(2,577.1)
Cash provided by (used in) financing activities	9.5	(970.4)
Effect of exchange rate changes	(3.5)	1.7
Net increase (decrease) in cash, cash equivalents and restricted cash	$324.3	$(435.8)
Cash Flows from Operating Activities
    During the nine months ended September 30, 2026, cash provided by operating activities was $4.0 billion, consisting of net income of $3.8 billion, and favorable non-cash adjustments to net income of $670.8 million, and partially offset by a net increase of $489.6 million in working capital requirements. The non-cash adjustments to net income were driven by stock-based compensation of $379.4 million, and a $369.3 million decrease in deferred income taxes. Within working capital, the primary source of cash was an increase in deferred revenue of $1.5 billion primarily resulting from an increase in product deferred revenue related to customer contracts with acceptance terms and an increase in customer PCS contracts. These cash inflows were offset by a $962.8 million increase in inventory, a $604.2 million increase in other assets driven by increased deferred cost of sales associated with higher product revenue deferrals, an increase in accounts receivable of $440.9 million due to increased product and service billings and a $159.9 million change in income taxes, net.

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
Cash Flows from Investing Activities
    During the nine months ended September 30, 2026, cash used in investing activities was $3.7 billion, consisting of purchases of marketable securities of $6.4 billion. These amounts were partially offset by proceeds from maturities and sales of marketable securities of $3.0 billion.
    During the nine months ended September 30, 2025, cash used in investing activities was $2.6 billion, consisting of purchases of marketable securities of $4.8 billion and $300.0 million for the acquisition of VeloCloud. These amounts were partially offset by proceeds from maturities and sales of marketable securities of $2.6 billion.
Cash Flows from Financing Activities
    During the nine months ended September 30, 2026, cash provided by financing activities was $9.5 million, consisting of proceeds from the issuance of stock under equity incentive plans, and offset by taxes paid under equity incentive and stock repurchase plans.
    During the nine months ended September 30, 2025, cash used in financing activities was $970.4 million, consisting of payments for repurchases of our common stock from the open market of $983.0 million and $44.3 million taxes paid under equity incentive plans, partially offset by $56.9 million proceeds from the issuance of stock under equity incentive plans.
Stock Repurchase Programs
    From time to time, we repurchase shares of our common stock pursuant to repurchase programs that are funded from working capital. In May 2025, our board of directors authorized a $1.5 billion stock repurchase program (the "Repurchase Program"). The Repurchase Program does not obligate us to acquire any of our common stock and may be suspended or discontinued by the Company at any time without prior notice. We did not repurchase any shares during the nine months ended September 30, 2026. As of September 30, 2026, the remaining authorized amount for repurchases under the Repurchase Program was $817.9 million. Refer to Note 5. Stockholders' Equity and Stock-based Compensation of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for further discussion.
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
    Our material cash requirements include the following contractual and other obligations:
Purchase Obligations
    We outsource most of our manufacturing and supply chain management operations to third-party contract manufacturers, who procure components and assemble products on our behalf. A significant portion of our purchase orders for finished goods and strategic components, including integrated circuits consigned to contract manufacturers, consists of non-cancellable commitments. As of September 30, 2026, we had $11.4 billion of such purchase obligations, of which $9.3 billion are expected to be received within one year, and $2.1 billion are expected to be received after one year. Purchase commitments with our contract manufacturers and suppliers generally reflect fixed pricing and quantities, but certain arrangements may include variable pricing mechanisms. These obligations are considered enforceable and legally binding, and while we may have some limited ability to reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services, this can only occur with the agreement of the related supplier.
Off-balance Sheet Arrangements

    As of September 30, 2026, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Estimates
    Our management’s discussion and analysis of financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected. We believe the critical accounting estimates in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K reflect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There have been no significant changes to our critical accounting estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
    Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
    There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, that occurred during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
    The information set forth under the “Legal Proceedings” subheading in Note 4. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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
•industry cyclicality and developments affecting AI center infrastructure may cause fluctuations in our revenue;
•fluctuations in currency exchange rates could adversely affect our business;
•failure to raise additional capital on terms satisfactory to us could reduce our ability to compete.
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
Large purchases by a relatively limited number of customers have accounted for a significant portion of our revenue. For example, sales to one end customer represented 16%, 15%, and 21% of our total revenue, and sales to the other end customer represented 26%, 20%, and 18% of our total revenue for the years ended December 31, 2025, 2024, and 2023, respectively. We have experienced unpredictability in the timing of orders from our high-volume customers primarily due to the overall complexity of large-scale orders and changes in demand specific to these customers, including reductions in or changes in the mix of capital expenditures by these customers and the impact of cost reduction and other efficiency efforts by these customers. Volatility and uncertainty in the demand for AI models underlying network systems could increase this unpredictability from our large customers. In addition, the variability in customer concentration is linked to the timing of new product deployments, and spending cycles with these customers, as well as the time it takes these customers to evaluate, test, qualify and accept our products and services, and we expect continued variability in our customer concentration and timing of sales on a quarterly and annual basis. In addition, we typically provide more favorable terms and conditions to large customers, than we typically do to other customers, including pricing discounts, bundled upgrades, acceptance terms, indemnification terms, and other rights, which negatively impacts our gross margins. Further, if additional customers account for a significant portion of our revenue, a greater portion of our revenue may become dependent on the purchasing decisions of a small number of customers, which could increase the volatility of our results of operations.
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
If any of the factors discussed above drive some of our large customers to cancel all or a portion of their business relationships with us, the growth in our business and the ability to meet our current and long-term financial forecasts may be materially impacted. As a result, we may be unable to sustain or increase our revenue from our large customers, grow revenue with new or other existing customers at the rate we anticipate or at all, or offset a decline or discontinuation of concentrated purchases by our larger customers with purchases by new or existing customers. We expect that such concentrated purchases will continue to contribute materially to our revenue for the foreseeable future and that our results of operations may fluctuate on a quarterly basis as a result of such larger customers’ buying patterns. In addition, we may see consolidation of our customer base, such as among Internet companies and cloud service providers, which could result in the loss of customers. The loss of such customers, or a significant delay or reduction in their purchases, including reductions or delays due to customer departures from recent buying patterns, or an unfavorable change in competitive or economic conditions could materially harm our business, financial condition, results of operations and prospects.
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
Over the last decade, and especially under the current administration, the U.S. government has enacted various new and increased tariffs affecting the import of various items from various countries. For example, since 2018, the U.S. government has enacted various tariffs on products from China under Section 301 trade authorities, including on communications equipment products and components manufactured and imported from China. Since February 2025, the U.S. has also imposed additional global, country-specific, as well as additional commodity-specific tariffs on certain imported items, pursuant to executive orders issued under various trade authorities.
In response to these and other U.S. measures, China, Mexico and other countries have taken or threatened to take a range of retaliatory measures. These include the imposition of retaliatory tariffs on certain U.S.-origin goods; the implementation of new export controls by China on various critical minerals, including rare earth metals; the scheduling of further retaliatory tariff measures; and other actions that may affect us directly or indirectly.
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
Our business depends on the overall demand for information technology, network connectivity and access to data and applications. Weak domestic or global economic conditions and continuing economic uncertainty, fear or anticipation of such conditions, a recession, geopolitical pressures, including international trade disputes, changes in tariff policies, global pandemics, a reduction in information technology and network infrastructure spending or a deterioration of the financial performance, condition or prospects of our customers, could adversely affect our business, financial condition, results of operations and prospects in a number of ways, including longer sales cycles, reduced demand or lower prices for our products and services, higher default rates among our channel partners, reduced unit sales and lower or no growth. In addition, the global macroeconomic environment has been negatively affected by, among other things, the uncertainty in the global banking and financial services markets, epidemics, instability in global economic markets, changes in government administration and policy positions, increased uncertainty associated with recent scheduled, threatened and/or anticipated increases in tariffs and other trade barriers, inflationary pressures, higher interest rates, instability and weakness in the global credit markets, the impact and uncertainty regarding global central bank monetary policy, instability, tension and conflict in the geopolitical environment, and foreign governmental debt concerns which have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets. In addition, a government shutdown or a default by the U.S. government on its debt obligations, or related credit-rating downgrades could also have adverse effects on the broader global economy and contribute to, or worsen, an economic recession.
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
Our revenue growth rates in previous periods may not be indicative of our future performance. We have experienced annual revenue growth rates of 28.6%, 19.5% and 33.8% in 2025, 2024 and 2023, respectively. In the future, our revenue growth rates will continue to be volatile due to cyclical trends in our business, and as we become more embedded with our existing customer base and product markets and look to enter and expand into new markets. Our growth strategy relies on maintaining our agility and increasing our investment in research and development to deliver market-leading features to enhance the functionality of existing cloud networking platform, expand our product offerings and build upon our technology leadership. We must continue to expand our product offerings and build upon our technology leadership. In addition we must continue to expand our global sales force and deepen our channel partnerships to reach new customers more effectively and increase sales to existing customers. An increase in customer trials and contracts with acceptance provisions, and an increase in the volatility and magnitude of our evaluation inventory and product deferred revenue balances, have created and could continue to create variability in our revenue. Any delays in acceptance, or rejection, or any return, of those products could further negatively impact our revenue. We have also experienced supply constraints that have and may continue to result in manufacturing and shipment delays, which would negatively affect the timing of revenue recognition and /or a reduction in revenue if our customers cancel their orders due to shipping delays. If these manufacturing and supply chain disruptions recur and/or if we are unable to reduce our lead times it could also result in the cancellation of orders by customers, reduce demand from existing customers in future periods, and increase difficulty in adding new customers. Other factors may also contribute to declines in our revenue growth rates, including changes in demand for our products and services, particularly from our large customers, the deterioration of the financial performance, condition or prospects of our large customers, changes in capital spending by our large customers, increased competition, price sensitivities from our customers to increases in our pricing, our ability to successfully manage our expansion or continue to capitalize on growth opportunities, the maturation of our business, geopolitical pressures, macroeconomic conditions, recession risks and monetary policy shifts, and our ability to be successful in the AI market and adjacent markets, such as campus switching, Wi-Fi networking markets and network security markets. Recent technologies, such as generative and agentic AI models, have emerged, and while they have driven increased demand for networking, the long-term trajectory of such technologies is unknown and it is difficult for us to predict the demand for such new technologies. Customers may overestimate demand for their AI build outs and cancel, delay, reduce or otherwise modify their purchase commitments with little or no notice to us. Customers may also implement changes to their network architecture to improve efficiencies and reduce demand for our products. As such, demand estimates for our new products are difficult to forecast and create volatility in our revenue. In addition, given the timing and prioritization of customer orders and shipment patterns, as well as the timing and outcome of customer trials and contracts with acceptance periods, near-term revenue trends may not be reflective of current demand levels or the underlying timing of customer commitments. Furthermore, any prolonged economic disruptions or deterioration in the global economy could have a negative impact on demand from our customers in future periods, which may result in reductions in overall demand from these customers in future periods and negatively impact our revenue, financial condition, business or prospects. You should not rely on our revenue for any prior quarterly or annual period as an indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected, and our stock price could be volatile.
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
•announcements by us or our competitors of new products or product enhancements, warranty returns, general economic conditions or other factors;
•our ability to increase sales to existing customers and attract new customers, including large customers;

•the budgeting, sales, implementation and refresh cycles, purchasing practices, technology roadmaps and priorities and buying patterns of customers;
•changes in the growth rates of existing or new customers and the networking market, the deterioration of the financial performance, condition or prospects of existing or new customers, including large customers and service providers, changes in end-customer, distributor or reseller demand;
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
Industry cyclicality and developments affecting AI center infrastructure may cause fluctuations in our revenue and results of operations.
Our business is reliant on demand for network infrastructure, which rises and falls in cycles and has recently been driven by demand for AI center infrastructure. Moreover, business cycles vary somewhat in different geographical regions and by customer type. Our customers’ demand is driven by, among other factors, the development of new network infrastructure and the refreshment of existing network infrastructure. Cyclical changes in our customers’ demand for our products and services, particularly changes in the demand of our largest customers, could result in fluctuations in our revenue, revenue growth and results of operations. We believe that this cyclicality results from a number of factors, including the specific procurement, budgeting and deployment cycles of our customers as well as the impact of general economic conditions on business operations and investment. The effects of supply chain disruptions and our rapid growth may have reduced the impact of cyclical factors that might otherwise have influenced our business and broader industry performance. If our growth rates slow, cyclical variations in our operations may become more pronounced over time and may materially affect our business, financial condition, results of operations and prospects.
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
Most of our contracts with customers are on an open credit basis, with standard payment terms of 30 to 90 days. From time to time, we also grant extended payment terms with certain large customers. These arrangements may expose us to credit risk and upfront working capital requirements. Although we monitor individual end-customer payment capability in granting such arrangements, we seek to limit such open credit to amounts we believe the customers can pay and maintain reserves we believe are adequate to cover exposure for doubtful accounts. However, our exposure to credit risks can be negatively impacted by downturns in our customer's business, a global economic downturn, or periods of economic uncertainty. In particular, AI cloud providers and data center developers have issued substantial amounts of debt to fund AI infrastructure projects. Certain data center developers have recently experienced tightened credit availability and higher financing costs. Tightening credit conditions could cause financial distress among highly leveraged AI cloud providers or data center developers, which could cause certain of our customers to delay, reduce or cancel purchases of our products or impair their ability to pay amounts owed to us. Any significant delay or default in the collection of receivables could result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. There is no assurance that our customers will be able to pay us and our customers could default on their obligations to us, which could adversely affect our results of operations, financial condition, and liquidity.
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
We produce highly complex products that incorporate advanced technologies, including both hardware and software technologies. Despite testing prior to their release, our products may contain undetected defects or errors, especially when first introduced or when new versions are released. In addition, we use AI in some of our products, such as Arista AVA and CloudVision. AI systems may produce wrong, misleading or unpredictable outputs, recommendations or actions. In our products, this could lead to network misconfigurations, missed or false detection of faults or security threats, service disruptions, performance problems or other harm to our customers’ networks and operations. Product defects or errors could affect the performance of our products, could result in a failure of appropriate updates to be distributed or installed, could delay the development or release of new products or new versions of products, and could result in warranty claims and product liability claims from customers. Any actual or perceived defect, error, or vulnerability in our products or services, or other allegations of unsatisfactory performance could cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs in analyzing, correcting or redesigning the products or otherwise addressing defects, errors or vulnerabilities, cause us to lose significant customers, harm our reputation and market positions, subject us to liability for damages, subject us to litigation, regulatory inquiries or investigations, and divert our resources from other tasks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects.

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
In order to reduce lead times in our supply chain and plan for adequate component supply, we have issued and expect to continue to issue purchase orders for components and products that are non-cancellable and non-returnable, including purchase commitments for semiconductors as disclosed in Note 4. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. We expect inventory and purchase commitments to remain elevated and subject to volatility. This variability is driven by new product introductions, shifts in customer demand, and fluctuations in supplier lead times. In particular, we continue to increase our purchase commitments to respond to the rapid deployment of AI networks and to navigate the tightening supply within the memory and silicon markets and reduce overall lead times, which will increase our working capital requirements. These constraints, in addition to supply chain inflation and material scarcity, may prevent us from shipping customer orders on time, cost-effectively, or at all, which could result in the loss of sales, damage customer relationships, negatively impact our revenue and continue to put pressure on our gross margins. There is no guarantee that suppliers will meet their commitments or that actual customer demand will not be lower than our demand forecasts. Additionally, certain customers have and may continue to engage in cost reduction measures including reductions in capital expenditures and other efficiency efforts, which may result in a cancellation of orders or reduce demand for our products. We establish a liability for non-cancellable, non-returnable purchase commitments with our component inventory suppliers for quantities in excess of our demand forecasts, or for products that are considered obsolete. In addition, we establish a liability and reimburse our contract manufacturer for component inventory purchased on our behalf that has been rendered excess or obsolete due to manufacturing and engineering change orders, or in cases where inventory levels greatly exceed our demand forecasts. The magnitude of these balances, combined with shifting product priorities, has resulted in increased risk that we may not be able to sell all of this inventory, which in turn has resulted, and may in the future result, in additional excess and obsolete inventory-related charges. Our non-cancellable commitments and the cash deposits to secure our purchases with our contract manufacturers are disclosed in Note 4. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. If we ultimately determine that we have excess or obsolete inventory, we may have to reduce our prices and write down inventory to its estimated realizable value, which in turn could result in lower gross margins. If we are unable to effectively manage our supply and inventory, our business, financial condition, results of operations and prospects could be adversely affected.
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
Our products, services, and external facing or internal network systems could experience cybersecurity incidents or become a target for security attacks, including attacks specifically designed to disrupt our business and our customers and introduce malicious software and attacks by state sponsors. For example, we have and could continue to face attacks that involve malicious software directed at our products, services, networks, or exfiltration of our data or that of our customers. If our products, services, or external-facing or internal networks are compromised or are perceived to have been compromised, our reputation may be damaged and our financial results may be negatively affected. In addition, our or third-party AI agents could take unintended or unauthorized actions, act outside the scope of their instructions or permissions, exploit vulnerabilities or weaknesses in the systems in which they operate, or may be vulnerable to adversarial manipulation such as prompt injection. Such AI agents may be capable of circumventing or escaping technical restrictions or isolated execution environments, obtaining access to networks or systems that were not intended to be accessible, escalating privileges, accessing, modifying, or disclosing confidential information, or using available tools and credentials to take additional unauthorized actions.
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
We, like all technology companies, depend upon information technology systems, including AI tools and agentic AI, to conduct virtually all business operations, ranging from internal operations and product development activities to marketing and sales efforts and communications with customers and business partners. Our safeguards for our information technology systems, and in particular access controls, monitoring, isolation mechanisms, and other measures designed to constrain the actions of AI systems, may not operate as intended or may be insufficient to prevent disruptions or cybersecurity breaches or incidents.We have previously experienced immaterial disruptions, cybersecurity breaches, and other cybersecurity incidents and we could again experience disruptions, cybersecurity breaches, and other cybersecurity incidents relating to our information systems, or our products, services, or data. We could also be impacted by cybersecurity incidents through third parties on which we rely. We have outsourced some business functions to third parties, including our manufacturers, logistics providers, and cloud service providers. We also rely upon distributors, resellers and system integrators to sell our products. We also depend upon our employees, and the technology our employees use to comply with the security measures we have instituted to prevent and mitigate cybersecurity incidents.
We, or third parties on which we rely, have in the past and could again experience cybersecurity threats, disruptions, and incidents with many different types of causes, including phishing schemes and other social engineering methods, fraud and other malfeasance, denial of service attacks, vulnerabilities or defects in design or manufacture, unintended technical errors, misconfigurations, “bugs,” viruses, ransomware and other malware, mishandling of data or other mistakes by employees or other insiders, and attacks by insiders or external parties, including agentic AI. Sophisticated, or even unsophisticated, persons, AI tools, or organizations may attempt to compromise our systems, or third party systems on which we rely, and access, use, destroy, impair, or obtain confidential, personal, or otherwise sensitive or proprietary information and could compromise our systems, products, services and networks, or those of third parties on which we rely. Geopolitical tensions and conflicts may create a greater risk of cyberattacks against our company and our manufacturers, suppliers, logistics providers, banks and other business partners. Our acquisition of Awake Security and our provision of its NDR platform may result in us being a more attractive target for such attacks. We may also face increased risks of cybersecurity incidents in connection with personnel working remotely.
We may experience cybersecurity incidents that we do not detect, or that we do not detect for extended periods of time. The techniques used to carry out attacks are constantly evolving, and it may be more difficult to detect attacks involving techniques that we are not aware of or have not anticipated. The emergence and maturation of AI capabilities has and may continue to contribute to more frequent and intense attacks, owing to new and/or more sophisticated methods of attack, new means of identifying and exploiting vulnerabilities or other new or enhanced threat capabilities, that could lead to security incidents or breaches.

If we, or any of the aforementioned third parties, or any other third parties capable of introducing risks to our system or operations, experience a cyberattack or any other kind of cybersecurity incident, our ability to conduct our business effectively could be damaged in a number of ways, including:
•intellectual property or other proprietary or sensitive data regarding our business or our customers could be stolen or lost, modified, rendered unavailable, or otherwise assessed, used, or processed in unauthorized manners;
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
If we experience a cybersecurity incident, or if any of the above events occur, or are perceived to have occurred, we could be subject to significant claims for liability from our customers and others and regulatory investigations and actions from governmental agencies, and we could be required to expend significant capital and other resources to remediate and otherwise address any incident, including to notify individuals, entities, or regulatory bodies. In addition, our ability to protect our intellectual property rights could be compromised and our reputation and competitive position could be significantly harmed. The regulatory and contractual actions, proceedings, litigation, investigations, fines, penalties and liabilities relating to any actual or perceived incidents can be significant in terms of fines and reputational impact and necessitate changes to our business operations that may be disruptive to us. We have and could continue to incur costs to upgrade our systems and measures in an effort to prevent network and system disruptions and other cybersecurity incidents, and such costs may become significant. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers. Consequently, our financial performance and results of operations could be adversely affected by any of the foregoing types of incidents or perceived incidents.
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
In addition to laws aimed directly at trade, failure of our products to comply with a broader set of evolving industry standards and government regulations may adversely impact our business and in particular our ability to market in particular countries. Our products must comply with various U.S. federal government regulations and standards defined by agencies such as the Federal Communications Commission, standards established by governmental authorities in various foreign countries and recommendations of the International Telecommunication Union. In some circumstances, we must obtain regulatory approvals or certificates of compliance before we can offer or distribute our products in certain jurisdictions or to certain customers. In recent years, certain jurisdictions have tied these approvals to concerns about international relationships, including, e.g., concerns about entities with components sourced from or tested in China. Complying with new regulations or obtaining certifications, especially as standards evolve, may be costly and disruptive to our business and also may affect our ability to sell our products where these standards or regulations apply, which in turn may prevent us from sustaining our net revenues or maintaining profitability.
Enhanced U.S. trade restrictions affecting China and other countries, including export controls, import regulations, and foreign investment regulations, as well as countermeasures taken by affected countries may have a negative effect on global economic conditions, financial markets and our business.
Over the past several years, the U.S. government has enacted a series of enhanced international trade restrictions affecting China and other countries which have included additional export controls and sanctions, import regulations and foreign investment regulations. For example, the U.S. has added additional entities, from China and elsewhere, to restricted party lists impacting the ability of U.S. companies to provide products, and in certain cases services, to these entities and, in some cases, receive products or services from these entities. Beginning in October 2022, the U.S. expanded controls restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, and supercomputing. Although prior to the scheduled compliance date the administration announced its intention to rescind, and nonenforcement posture for, new regulations introduced in January 2025 further expanding the controls to impose a worldwide licensing requirement on certain ICs and computing resources that are used for training of AI models. The U.S. government may issue new controls on similar technologies in the future. The U.S. government also expanded the scope of restrictions on the development or production of advanced ICs and certain semiconductor manufacturing equipment, and the restrictions on supercomputing, though certain U.S. export controls have been partially relaxed since May 2025 pursuant to the bilateral trade negotiations between the U.S. and China. Further changes to any of these policies are possible.
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
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws (including new laws related to climate change), consumer protection laws, privacy, data protection, telecommunications, anti-bribery laws such as the U.S. Foreign Corrupt Practices Act, import/export controls and sanctions, conflict minerals, federal securities laws and tax laws and regulations. The laws, regulations, and policies governing us directly, and the build out of AI infrastructure more generally, are subject to robust public debate, which may result in slowing the development of AI and data center infrastructure as well as demand for our products and services. In addition, emerging tools and technologies we utilize in providing our products, like AI and machine learning, may also become subject to regulation under new laws or new applications of existing laws, such as product compliance and safety regulations. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation.
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
The United States may also continue to leverage the use of “secondary tariffs” and/or “secondary sanctions” to achieve certain foreign policy goals, or increase its enforcement of such tools, which may directly or indirectly affect our business (see also the “Escalated or escalating U.S. tariffs, as well as countermeasures and retaliatory actions taken by affected countries may have a negative effect on global economic conditions, financial markets and our business, in response to these U.S. policies” risk factor above). Even though we take precautions to ensure that we and our channel partners comply with all relevant regulations, any failure by us or our channel partners to comply with such regulations could have negative consequences, including reputational harm, government investigations and penalties. In addition, economic sanctions that are vague and not subject to guidance by regulators lead to heightened compliance risk.
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
Our directors, executive officers and each of our stockholders who own greater than 10% of our outstanding common stock together with their affiliates, in the aggregate, beneficially own approximately 16.6% of the outstanding shares of our common stock, based on shares outstanding as of September 30, 2026. As a result, these stockholders, if acting together, could exercise a significant level of influence over matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be averse to your interests. This concentration of ownership may also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock or otherwise may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock. In addition, sales by such stockholders could negatively affect our stock price.
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
For more information regarding the litigation in which we have been involved, see the “Legal Proceedings” subheading in Note 4. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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
From time to time, we repurchase shares of our common stock pursuant to repurchase programs that are funded from working capital. In May 2025, our board of directors authorized a $1.5 billion Repurchase Program. The Repurchase Program does not obligate us to acquire any of our common stock and may be suspended or discontinued by the Company at any time without prior notice. We did not repurchase any shares during the nine months ended September 30, 2026. As of September 30, 2026, the remaining authorized amount for repurchases under the Repurchase Program was $817.9 million. Refer to Note 5. Stockholders' Equity and Stock-based Compensation of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for further discussion.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following directors and officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On August 18, 2026, Daniel Scheinman, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 8,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until November 24, 2027, or earlier if all transactions under the trading arrangement are completed.
On August 21, 2026, Charles Giancarlo, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 60,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until November 24, 2027, or earlier if all transactions under the trading arrangement are completed.

On September 11, 2026, Todd Nightingale, our President and Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 14,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until November 30, 2027, or earlier if all transactions under the trading arrangement are completed.
On September 15, 2026, Kelly Battles, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 3,634 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until January 18, 2028, or earlier if all transactions under the trading arrangement are completed.
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

Arista Networks, Inc.
(Registrant)

Date:	November 3, 2026	By:	/s/ JAYSHREE ULLAL
Jayshree Ullal
Chief Executive Officer and Chairperson of the Board
(Principal Executive Officer)

Date:	November 3, 2026	By:	/s/ CHANTELLE BREITHAUPT
Chantelle Breithaupt
Senior Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)